Form 10-Q
period 1995-09-30
ATLANTIC AMERICAN CORP
filed 1995-11-13
CIK 8177

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   -----------


                                    FORM 10-Q

                                   -----------

             |X| Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1995

                                       OR

            |_| Transition report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                                   -----------

                         Commission File Number 0-3722-3


                          ATLANTIC AMERICAN CORPORATION
            Incorporated pursuant to the laws of the State of Georgia

                                   -----------

             Internal Revenue Service-- Employer Identification No.
                                   58-1027114


                     Address of Principal Executive Offices:
                4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                                 (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 6, 1995, was 18,690,289.

-------------------------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                           Page No.
-------  ---------------------                           --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1994 and September 30, 1995       2


             Consolidated  Statements of Operations
             Three months ended and nine months ended       3
             September 30, 1994 and 1995


             Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1994           4
             and 1995


             Notes to Consolidated Financial                5
             Statements


Item 2.  Management's Discussion and Analysis of          6 - 9
         Financial Condition and Results of Operations


Part II.  Other Information
--------  -----------------


Item 5.  Other information                                  10


Item 6.  Exhibits and reports on Form 8-K                   10


Signatures                                                  11

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share        ASSETS         September 30,   December 31,
and per share data)                                  1995            1994
                            Insurance             -------------   ------------
  Cash, including short-term investments of
     $7,600 and $2,498                              $  8,975       $  4,016
  Investments (see Note 2)                            99,453         89,660
  Receivables:
     Reinsurance                                      12,766         12,334
     Other (net of allowance for bad debts:  $958
       and $872)                                      11,032          9,233
  Deferred acquisition costs                          13,220         13,553
  Other assets                                         2,900          3,017
  Receivables from Retail Furniture                    7,243          8,908
                                                    --------       --------
        Total Insurance assets                       155,589        140,721
                                                    --------       --------
                    Retail Furniture
Cash                                                     320          2,383
Trade Receivables (net of allowance for bad
   debts:  $25 and $19)                                3,551          3,800
Merchandise inventory                                 24,844         25,008
Prepaid expenses                                       1,347          1,263
Deferred income taxes                                    644            --
                                                    --------       --------
      Total current assets                            30,706         32,454

Property and equipment, net                           22,384         21,459
Goodwill                                              10,526         10,483
Other assets                                             301            328
                                                    --------       --------
      Total Retail Furniture assets                   63,917         64,724
                                                    --------       --------
            Total assets                            $219,506       $205,445
                                                    ========       ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                            Insurance
  Insurance reserves and policy funds (see Note 3)  $ 91,577       $ 88,295
  Accounts payable and accrued expenses                5,735          4,458
  Short-term debt payable to affiliates                  --             675
  Long-term debt                                       4,594          4,594
  Long-term debt payable to affiliates                19,733         19,733
  Minority interest                                    1,210            963
                                                    --------       --------
         Total Insurance liabilities                 122,849        118,718
                                                    --------       --------
                         Retail Furniture
Short-term borrowings and current portion of
   long-term debt                                        287            198
Short-term borrowings and current portion of
   long-term debt payable to affiliates               20,675         15,849
Accounts payable and accrued expenses                 21,897         23,730
Deferred income taxes                                    --             247
Payable to Insurance                                     843          2,685
                                                    --------       --------
     Total current liabilities                        43,702         42,709
Long-term debt, less current maturities                  831            775
Long-term debt, less current maturities payable
   to affiliates                                       6,950          4,331
Payable to Insurance                                   6,400          6,223
Other liabilities                                        942          1,063
Deferred income taxes                                    523            759
Minority interest                                        --             845
                                                    --------       --------
       Total Retail Furniture liabilities             59,348         56,705
                                                    --------       --------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, $1 par, 4,000,000 shares
     authorized; 30,000 shares issued,
     $3,000 redemption value                              30             30
   Common stock, $1 par, 30,000,000 shares
     authorized; 18,712,167 shares
     issued in 1995 and 18,413,942 shares             18,712         18,414
     issued in 1994
    Additional paid-in capital                        33,344         33,289
    Accumulated deficit                              (29,707)       (27,452)
    Net unrealized investment gains                   14,984          5,741
    Treasury stock                                       (54)           --
                                                    --------       --------
         Total shareholders' equity                   37,309         30,022
                                                    --------       --------
              Total liabilities and
                shareholders' equity                $219,506       $205,445
                                                    ========       ========
The accompanying  notes are an integral  part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended   Nine Months Ended
                                           September  30,      September 30,
 (In thousands, except per share data)      1995     1994     1995      1994
                                            ----     ----     ----      ----

                            Insurance
Revenue:
  Insurance premiums                      $11,085  $10,754  $32,000   $30,577
  Investment income                         1,416    1,485    4,281     4,308
  Realized investment gains, net              903       51    1,441       645
                                          -------  -------  -------   -------
      Total revenue                        13,404   12,290   37,722    35,530
                                          -------  -------  -------   -------

Benefits and expenses:
  Insurance benefits and losses incurred    6,317    7,048   19,043    20,461
  Commissions and underwriting expenses     3,952    2,859   11,000     8,946
  Interest expense                            557      494    1,690     1,472
  Other                                     1,555    1,369    4,380     4,007
                                          -------  -------  -------   -------
      Total benefits and expenses          12,381   11,770   36,113    34,886
                                          -------  -------  -------   -------

Revenue from Retail Furniture                 228      172      654       483
                                          -------  -------  -------   -------
      Insurance income                      1,251      692    2,263     1,127
                                          -------  -------  -------   -------
                    Retail Furniture
Net sales                                  26,450   29,647   83,674    87,234
Cost of sales                              14,386   16,236   44,966    48,040
                                         --------  -------  -------   -------
      Gross profit                         12,064   13,411   38,708    39,194

Selling, general and administrative
   expenses                                12,601   12,591   38,508    35,521
                                          -------  -------  -------   -------
      Operating (loss) income                (537)     820      200     3,673
                                          -------  -------  -------   -------
Other expenses:
   Interest                                   701      495    2,093     1,300
   Other, net                                 (18)     134      160       577
   Write-down for store closings              --       --     1,782       --
   Expense to Insurance segment               228      172      654       483
                                         --------  -------  -------   -------
       Retail Furniture (loss) income      (1,448)      19   (4,489)    1,313
                                         --------  -------  -------   -------
                     Total Company
(Loss) income before income tax
   (expense) benefit and
    extraordinary gain                       (197)     711   (2,226)    2,440
Income tax (expense) benefit                  --      (106)      (9)      862
                                         --------  -------  -------   -------
Income before extraordinary gain             (197)     605   (2,235)    3,302
Extraordinary gain on extinguishment of
   long-term debt                             --       100      --        100
                                         --------  -------  -------   -------
              Net (loss) income          ($   197) $   705  ($2,235)  $ 3,402
                                         ========  =======  =======   =======

Net (loss) income per common share:
  Income before extraordinary gain        ($0.01)  $  0.03  ($0.13)   $  0.17
  Extraordinary gain on extinguishment
    of long-term debt                         --       NIL      --        NIL
                                          -------  -------  -------   -------
              Net (loss) income           ($0.01)  $  0.03  ($0.13)   $  0.17
                                          ======   =======  ======    =======

Weighted average common shares
 outstanding                              18,732    18,500  18,627     18,513
                                          ======    ======  ======     ======


   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                             1995     1994
                                                             ----     ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                       ($2,235)  $3,402
   Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
      Amortization of deferred acquisition costs             2,924    2,168
      Acquisition costs deferred                            (2,591)  (2,279)
      Realized investment gains                             (1,441)    (645)
      Increase in insurance reserves                         3,282      488
      (Increase) decrease in merchandise
        inventories                                           (183)   3,296
      Provision for write-down for store closings            1,782      --
      Depreciation and amortization                          1,930    1,747
      Deferred income taxes                                      9     (862)
      Extraordinary item                                       --      (100)
      Minority interest                                       (435)     179
      Increase in receivables, net                          (2,222)  (3,520)
      Decrease in other liabilities                         (4,635)  (4,462)
      Other, net                                               730     (404)
                                                           -------  -------
             Net cash used in operating activities          (3,085)    (992)
                                                           -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                22,620   15,277
   Investments purchased                                   (19,747) (23,642)
   Acquisition of minority interest                         (1,012)     --
   Acquisition of furniture stores                             --    (5,283)
   Additions to property and equipment                      (2,707)  (2,254)
                                                           -------   ------
             Net cash used in investing activities            (846) (15,902)
                                                           -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                   3,500    4,000
   Net borrowings under line of credit agreement             4,500    3,000
   Preferred stock dividends to affiliates                    (237)    (237)
   Proceeds from exercise of stock options                     600       15
   Purchase of treasury shares                                (124)     --
   Repayments of long-term debt and notes payable           (1,412)  (1,586)
                                                           -------  -------
           Net cash provided by financing activities         6,827    5,192
                                                           -------  -------

Net increase (decrease) in cash and cash
   equivalents                                               2,896  (11,702)

Cash and cash equivalents at beginning of period             6,399   24,798
                                                           -------  -------
Cash and cash equivalents at end of period                 $ 9,295  $13,096
                                                           =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION:
   Insurance - Net cash provided by (used in)
     operating activities                                  $ 4,051  ($2,415)
   Furniture - Net cash (used in) provided by
     operating activities                                   (7,136)   1,423
                                                           -------  -------
          Net cash used in operating activities            ($3,085) ($  992)
                                                           =======  =======

   Cash paid for interest                                  $ 3,847   $1,938
                                                           =======   ======

   Cash paid for income taxes                              $   408   $  327
                                                           =======   ======

   Fair value of assets acquired                           $   --    $5,587

   Less:  Cash paid                                            --    (5,283)
                                                           -------   ------
   Liabilities assumed                                     $   --    $  304
                                                           =======   ======
    The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions within the Insurance segment and Furniture segment have been eliminated in consolidation. The interests of minority shareholders have been recognized. Substantially all intercompany accounts and transactions between Insurance and Retail Furniture are segregated but not eliminated. In the opinion of management, this financial statement presentation provides a comprehensive view of its two business segments. Leath Furniture, Inc., is reported on a two month lag basis. Certain prior year amounts have been reclassified to conform to the 1995 presentation. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.


Note 2.  Investments.

   Investments are comprised of the following:

                                                  September 30,  December 31,
                                                      1995          1994
                                                  -------------  ------------
         Bonds (cost:  $58,359 and $52,931)         $58,427        $51,475
         Common and preferred stocks (cost:
           $19,841 and $22,371)                      35,102         29,571
         Mortgage loans                                 576            654
         Policy and student loans                     4,255          6,867
         Investment in limited partnership            1,047          1,047
         Real estate                                     46             46
                                                    -------        -------
              Total investments                     $99,453        $89,660
                                                    =======        =======


Note 3.  Insurance reserves and policy funds.

   Insurance reserves and policy funds are comprised of the following:

                                                  September 30,  December 31,
                                                      1995          1994
                                                  -------------  ------------
         Future policy benefits                     $36,529        $37,641
         Unearned premiums                            9,352          7,740
         Losses and claims                           42,917         40,003
         Other policy liabilities                     2,779          2,911
                                                    -------        -------
               Total policy liabilities             $91,577        $88,295
                                                    =======        =======

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

   Atlantic American Corporation's (the "Company" or "Parent Company") net loss for the third quarter of 1995 was $197,000 or $.01 per share compared to net income of $705,000 or $.03 per share for the third quarter of 1994. The Company's net loss year-to-date for 1995 was $2.2 million or $.13 per share compared to net income of $3.4 million or $.17 per share in 1994. The Company's third quarter and year-to-date 1994 results include a $100,000 extraordinary gain which related to the payoff of remaining debt to a bank by the Furniture Division. Reduced earnings in the third quarter and year-to-date are due to a reduction in earnings in the furniture segment of $1.5 million and $5.8 million, respectively, offset by an increase in earnings in the Insurance Segment of $559,000 and $1.1 million, respectively.

   The Company recorded no tax expense in the third quarter of 1995 due to the loss for the quarter compared to a tax expense of $106,000 in the third quarter of 1994. Year-to-date the Company recorded a tax expense of $9,000 in 1995 for alternative minimum taxes compared to a net tax benefit of $862,000 in 1994. The Company's third quarter results for 1994 include an income tax expense of $106,000 which is made up of total Company alternative minimum taxes of $16,000 and state income taxes of $90,000 related to the Furniture segment for which there are no offsetting loss carryforwards available. The Company's year-to-date results for 1994 include a tax benefit of $862,000 which consists of a $1.0 million tax benefit related to the Insurance segment offset by alternative minimum taxes of $48,000 and state taxes of $90,000. The Company reduced its deferred tax balance in the Insurance segment by $350,000 in the first quarter of 1994 upon settlement of a tax case with the IRS regarding tax years 1983 and 1984. In the second quarter of 1994, the Company reduced its deferred tax balance by $650,000 upon expiration of a time limitation with respect to a potential tax liability. The Company did not reflect a regular income tax expense in the first nine months of 1995 due to the year-to-date loss incurred. At September 30, 1995, the Company had a net cumulative deferred tax asset of $121,000. The net cumulative deferred tax asset consists of $32.8 million of deferred tax assets, offset by $7.9 million of deferred tax liabilities, and a $24.8 million valuation allowance. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets is assessed periodically based on the Company's current and anticipated results of operations.

   Georgia Casualty & Surety (the "Casualty Division") earned $823,000 in the third quarter of 1995 compared to $290,000 in the third quarter of 1994. For the year-to-date, the Casualty Division earned $1.5 million in 1995 compared to $646,000 in 1994. This improvement in earnings is due to improved results of operations that are due to increased premiums and the Casualty Division no longer paying its parent interest on surplus notes that were converted to capital in the second quarter of 1994. In addition, realized investment gains increased $323,000 for the quarter and $318,000 year-to-date. Interest totaling $256,000 was paid to the Parent Company in the first quarter of 1994.

   Atlantic American Life and Bankers Fidelity Life (the "Life and Health Division") had income of $995,000 in the third quarter of 1995 compared to income of $763,000 in the third quarter of 1994. For the year, the Life and Health Division had income of $2.3 million in 1995 compared to income of $1.4 million in 1994. This increase in earnings is mainly due to a decrease in losses and claims as a percentage of premiums and an increase in realized investment gains of $509,000 for the quarter and $384,000 year-to-date.

   Leath Furniture, Inc. ("Leath") which is comprised of Leath, Modernage and Jefferson Home, had a loss of $1.4 million in the third quarter of 1995 compared to income of $19,000 in the third quarter of 1994. Leath's third quarter 1995 and 1994 results include the time period from May through July. For the year-to-date, Leath had a loss of $4.5 million in 1995 compared to income of $1.3 million in 1994. Leath's year-to-date results for 1995 and 1994 include the time period from November through July. Leath's decline in earnings is due to slow sales and increases in the prime rate coupled with the amortization of new store start-up costs. Slow sales prompted the Company in the second quarter of 1995 to close three unprofitable stores and record a write-down of $1.8 million, which is included in Leath's operating results, for the store closings and the implementation of a cost reduction plan.

RESULTS OF OPERATIONS - Insurance

   Total revenue increased to $13.4 million and $37.7 million in the third quarter and first nine months of 1995 from $12.3 million and $35.5 million for the comparable periods in 1994. Total revenue increased in 1995 primarily due to an increase in premiums and realized investment gains. Premiums increased in the third quarter and first nine months of the year by $331,000 and $1.4 million, respectively. Realized investment gains increased in the third quarter and first nine months of the year by $852,000 and $796,000, respectively.

   Insurance premiums increased in 1995 due to an increase in the Casualty Division's premiums of $874,000 in the third quarter and $2.4 million in the first nine months of the year, while the Life and Health Division's premiums declined $543,000 and $1.0 million, respectively. The Casualty Division's increase in premiums is mainly in the worker's compensation market and is due to the division emphasizing a renewed marketing effort in its core states of Georgia and Mississippi. The decline in the Life and Health Division's premiums is mainly in the accident and health line of business. The Life and Health Division's premiums declined $794,000 in the third quarter and $1.6 million in the first nine months of the year, but were offset by an increase in life premiums of $251,000 and $627,000, respectively. The decline in accident and health premiums resulted primarily from a decrease in Medicare supplement insurance premiums. Overall, the Life and Health Division has experienced a decline in accident and health premiums as a result of management's decision to move premiums to a more diversified product mix with more emphasis on life insurance.

   Investment income has remained approximately the same as last year due to a lower level of invested assets earning a higher rate of return in 1995. The Company paid $9.1 million in cash on the settlement of certain workers' compensation liabilities in the fourth quarter of 1994 and interest rates have risen approximately 1% since last year. Management has focused on increasing the Company's investment in short and medium maturity bonds. The carrying value of funds available for investment on September 30, 1995 (which include cash and short-term investments, bonds and common and preferred stocks) increased approximately $17.4 million mainly due to the increase in market value of the bond and common and preferred stock portfolio of $9.2 million, net cash received from the sale of student loans of $2.6 million and cash provided by operations of $4.0 million.

   Insurance benefits and losses have decreased in the third quarter of 1995 to $6.3 million from $7.0 million in 1994 and year-to-date they have decreased to $19.0 million from $20.5 million in 1994. The decrease in insurance benefits and losses in the third quarter of 1995 was due to an increase of $116,000 in the Casualty Division offset by a decrease of $846,000 in the Life and Health Division. The decrease in insurance benefits and losses for the year was due to an increase of $914,000 in the Casualty Division offset by a decrease of $2.3 million in the Life and Health Division. The Casualty Division's increase is due to increased premiums which led to a corresponding increase in reserves. The Life and Health Division's decrease is due to a corresponding decline in insurance premiums and a decrease in reserves caused by elimination of a block of funeral home business.

   As a percentage of premium revenue, insurance benefits and losses incurred have decreased to 57.0% in the third quarter of 1995 from 65.5% in the third quarter of 1994, and they have decreased to 59.5% from 66.9%, respectively, year-to-date. In the third quarter of 1995, the percentage of insurance benefits and losses incurred to premium revenue for the Casualty Division was 64.7% compared to 76.5% in the third quarter of 1994, and 71.3% and 79.1%, respectively, year-to-date. For the Life and Health Division, the percentage of insurance benefits and losses to premium revenue was 51.2% in the third quarter of 1995 compared to 59.4% in the third quarter of 1994, and 51.2% and 60.3% respectively, year-to-date.

   Commission and underwriting expenses in the first nine months increased to $11.0 million in 1995 from $8.9 million in 1994. The reasons for this were an increase in commissions of $416,000, an increase in underwriting expenses of $1.1 million and an increase in net amortization of deferred acquisition costs of $558,000. The increases in commissions and underwriting expenses were due mainly to increased premiums in the Casualty Division and the increase in the net amortization of deferred acquisition costs was due mainly to the elimination of the block of funeral home business.

   Interest expense in the first nine months increased in 1995 to $1.7 million from $1.5 million in 1994 due to an increase in the Company's debt payable to affiliates. The Company borrowed a total of $3.2 million in the fourth quarter of 1994 with a weighted average interest rate of 9.8%.

   Revenue from Retail Furniture represents interest and dividends from Leath Furniture. In the first nine months of 1995, $654,000 of revenue from Retail Furniture consisted of $549,000 of interest to the Company's insurance subsidiaries on mortgage loans and $105,000 of dividends on preferred stock owed to the Company. In 1994, $483,000 of revenue from Retail Furniture consisted of $477,000 of mortgage loan interest and $6,000 on a loan Leath had with its parent which has previously been paid off.


RESULTS OF OPERATIONS - Furniture

   Net sales for the third quarter of 1995 decreased to $26.4 million from $29.6 million in 1994. For the year sales decreased to $83.7 million from $87.2 million in 1994. This represents a 10.8% decrease in sales for the quarter and 4.1% for the year. While the number of stores increased from the previous year due to acquisitions, same store sales for the third quarter were down 16.6% and for the year were down 15.1%. Same store sales for the Florida market in which Modernage Furniture competes were down 19.6% for the quarter and 27.4% for the year. Same store sales for the Midwest market in which Leath Furniture competes were down 14.9% for the quarter and 7.4% for the year. This decline in sales is directly attributable to the industry-wide decline in consumer spending over the last few months. Leath opened a new store in Madison, Wisconsin, in January 1995. In May 1995, two additional stores were opened in Champaign and Peoria, Illinois. Each of these new locations is expected to create economies by sharing in advertising and distribution costs with other stores in the same advertising markets. One additional store is planned to open in the Fall of 1995 in Rockford, Illinois. Leath operated 44 stores at the end of July 1995.

   Gross profit increased to 45.6% from 45.2% in the third quarter of 1995 and increased to 46.3% from 44.9% for the first nine months of the year. Selling general and administrative expenses increased from 42.5% to 47.6% of sales in the third quarter of 1995 and from 40.7% to 46.0% for the first nine months. The increase in selling general and administrative expenses as a percentage of sales was due to expenses associated with the opening of new stores where their sales have not yet reached full, normal volume. Selling expenses for the year were $10.5 million (12.7% of sales) in 1995 compared to $11.7 million (13.4% of sales) in 1994. General and administrative expenses were $28.0 million (33.6% of sales) in 1995 compared to $23.8 million (27.3% of sales) in 1994. Interest expense increased from $1.3 million to $2.1 million in 1995 due to increased borrowings from affiliates and higher interest rates. Other expense decreased to $160,000 from $557,000 in 1994, primarily consisting of a decrease in noncash expense representing the minority equity interest in the Furniture Division. Expense to Insurance is described in Results of Operations - Insurance.

   As previously discussed, due to the decreased sales volume, Leath implemented an aggressive cost reduction program. The Company closed unprofitable stores and streamlined overhead and operating expenses. A $2.0 million annual savings is anticipated from this program. In conjunction with these cost reductions, Leath made provisions primarily for employee severance obligations and remaining lease obligations of closed stores. Leath has closed its Ft. Pierce store and its two Orlando, Florida stores.

LIQUIDITY AND CAPITAL RESOURCES - Insurance

   The Company's insurance subsidiaries reported a combined statutory gain of $1.3 million and $2.5 million in the third quarter and first nine months of 1995 compared to $467,000 and $1.0 million, respectively, in 1994. These statutory results are due to a gain of $444,000 in the Casualty Division and a gain of $888,000 in the Life and Health Division for the third quarter and a gain of $769,000 and a gain of $1.8 million year-to-date, respectively. Statutory results for the Insurance segment approximate the previous explanations of generally accepted accounting principles ("GAAP") results of operations, with the exception of the amortization of deferred acquisition costs and reserves in the Life and Health Division.

   Management attempts to keep the maximum premium to surplus ratio to no more than three to one for the Casualty Division. As of September 30, 1995, the Casualty Division had annualized premiums of $17.6 million and capital and surplus of $11.0 million. The Casualty Division has adequate statutory surplus due to a statutory recapitalization which was completed in the second quarter of 1994. In conjunction with the recapitalization, the Casualty Division no longer pays the Parent Company interest on the surplus notes previously held by the Casualty Division. Correspondingly, the Parent Company rescheduled its quarterly interest payments in the second quarter of 1994, on its debt payable to affiliates to correspond to the yearly dividend it expects to receive from the Casualty Division. The Casualty Division paid a dividend of approximately $2.0 million to the Parent Company on May 15, 1995. From the dividend funds received, the Parent Company paid a total of $1.1 million in accrued interest on rescheduled interest payments along with $675,000 of short-term notes payable to affiliates.

   On May 22, 1995, Bankers Fidelity Life Insurance paid a dividend of $.30 per share, which totals approximately $896,000. A total of 93.0% or approximately $835,000 of the total Bankers Fidelity dividend was paid to the Parent Company. These funds have been used to fund leasehold improvements and to fund the Parent Company's stock repurchase plan for up to 500,000 shares which are being used in the Company's various employee benefit plans. In 1995, a total of $267,000 has been spent on leasehold improvements and $124,000 has been spent on purchasing the Parent Company's stock. A total of $600,000 of funds were received from the exercise of stock options in 1995, the majority of which were due to expire in July of 1995. The primary sources of funds for the Parent Company are dividends from its subsidiaries and management fees and borrowings from affiliates of the Company. The Company believes that additional funding would be available from Gulf Capital or other affiliates to meet any additional liquidity needs, although currently there are no other arranged sources of unused borrowing.

   The Parent Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1995 have remained approximately the same as 1994. The Parent Company believes that the fees and charges to its subsidiaries, dividends and, if needed, borrowings from affiliates will enable the Parent Company to meet its liquidity requirements for the foreseeable future. In addition, the Company has a formal tax-sharing agreement between the Parent Company and its insurance and furniture subsidiaries. A total of $1.1 million was paid to the Parent Company under this agreement in the first quarter of 1995 from the Furniture Division, funding of which was provided by additional demand notes to affiliates. It is anticipated that this agreement will provide the Parent Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent Company's tax loss carryforward of approximately $60.4 million. Approximately 94.5% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Parent Company is limited by state insurance regulations. Dividend payments to the Parent Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries. At September 30, 1995, Georgia Casualty had $11.0 million of statutory surplus and capital and Bankers Fidelity had $6.0 million of accumulated statutory earnings. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

   Net cash provided by operating activities totaled $4.0 million in 1995 compared to net cash used of $2.4 million in 1994. This improvement in operating cash flows is due mainly to an improvement in the Casualty Division's operating cash flows which went from a use of cash of $2.0 million in 1994 to cash provided by operations of $3.4 million in 1995. The Casualty Division's improvement in operating cash flows is due to increased premiums and the elimination of payments to the National Workers' Compensation Reinsurance Pool. The Company incurred a total of $871,000 of additions to property and equipment in the first nine months of 1995, which are mainly leasehold improvements and additions to the new computer system. The insurance subsidiaries of the Company purchased 285,000 shares of Leath's common stock for $1.0 million in June and July of 1995 which is reflected in the financial statements as the acquisition of minority interest. This purchase now gives the Company approximately 90% ownership of Leath . Cash and short-term investments increased from $4.0 million at December 31, 1994 , to $9.0 million at September 30, 1995, mainly due to the $4.0 million of cash provided by operations and the net sale of $1.9 million of bond, stock and student loan investments. Total investments (excluding short-term investments) increased to $99.4 million at September 30, 1995, from $89.6 million at December 31, 1994, primarily due to the increase in unrealized gains.

    Subsequent to the end of the third quarter, on October 16, 1995, the Company announced that it had signed a definitive agreement to acquire American Southern Insurance Company, and its subsidiaries, from Fuqua Enterprises, Inc. for $34.0 million. Funding for this transaction is being handled by a bank loan of $34.0 million. The Company anticipates the purchase transaction will close by the end of 1995. See part II. Other Information.

LIQUIDITY AND CAPITAL RESOURCES - Furniture

   Net cash used in operating activities in the first nine months of 1995 was $7.1 million compared to cash provided by operations of $1.4 million in 1994. This decrease in cash from operations is due mainly to decreased sales without a corresponding decrease in general and administrative expenses. The Furniture Division's principal sources of liquidity are cash flows from operating activities and borrowings from affiliates. The Furniture Division's principal uses of cash are debt service obligations, capital expenditures and working capital needs. In February 1995, the Furniture Division paid $1.1 million of income taxes payable to the Parent Company, funding of which was provided by demand notes of $1.0 million to affiliates. An additional $2.5 million of demand notes to affiliates was borrowed in the second quarter of 1995 to fund capital expenditures and working capital requirements. The amount borrowed on the Furniture Division's open line of credit increased by $2.0 million in the third quarter of 1995. For fiscal year 1995 the Furniture Division has borrowed a total of $4.5 million on its open line of credit. A total of $1.9 million was spent by Leath in the nine-month reporting period of 1995 for capital expenditures. As of July 29, 1995, the Furniture Division owed the Insurance
Segment $7.2 million which consisted of $6.4 million of mortgage debt and $843,000 of income taxes. In July of 1995, Leath arranged for a twelve-month moratorium on all debt principal payments to its affiliated note holders which includes mortgage notes due to the Insurance Segment.

   The Furniture Division maintains an open line of credit with an affiliate, Gulf Capital Services, Ltd. This facility provides for a $20.0 million secured revolver with interest at prime plus 2-1/4%. The revolving line is limited to 57% of the Furniture Division's eligible inventory. The line is secured by inventory and all assets not specifically collateralized by other notes payable. The amount available on this line of credit, as limited by the eligible inventory, was $12.8 million, although the lender has permitted an amount borrowed of $19.0 million at July 29, 1995. The Furniture Division reports its results on a two-month lag basis and at September 30, 1995, the amount available on this line of credit, as limited by the eligible inventory, was $12.1 million, although the lender permitted an amount borrowed of $19.0 million. The Company believes that additional funding would be available from Gulf Capital or other affiliates to meet any additional liquidity needs of the Company, although the Company currently has no other source of unused borrowing capacity.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


Item 5.  Other information.
---------------------------

      On October 16, 1995, Atlantic American Corporation announced that it had signed a definitive agreement to acquire American Southern Insurance Company and its subsidiaries from Fuqua Enterprises, Inc. for $34.0 million. American Southern is a property and casualty insurance company operating predominantly in the southeastern United States. As of December 31, 1994, American Southern had written premiums of $44.3 million, assets of $84.7 million, and shareholders' equity of $28.2 million. American Southern has a ten-year average return on equity before taxes of 28.8% and a ten-year average combined loss and expense ratio of 93%.

      On a pro forma basis compared with year-end 1994, this acquisition will increase Atlantic American's consolidated assets from $205.0 million to approximately $300.0 million, will double the insurance division's net premiums written from $42.8 million to approximately $86.0 million, and will increase the division's statutory capital and surplus from $29.5 million to $63.5 million. The transaction will close as soon as the necessary regulatory approvals are obtained.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

   (a)The following exhibits are filed herewith:

      Exhibit 11.  Computation of net (loss) income per common share.

      Exhibit 99. Press release dated October 16, 1995.

   (b)No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1995.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  November 10, 1995  By:      /s/
       -----------------      ------------------------------------------------
                               John W. Hancock
                               Senior Vice President-Treasurer
                               (Principal Financial Officer)




                          By:     /s/
                              ------------------------------------------------

                              John C. Hall, Jr.
                              Controller
                              (Principal Accounting Officer)

                                                                      EXHIBIT 11

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
               COMPUTATIONS OF NET (LOSS) INCOME PER COMMON SHARE
                               SUPPORTING SCHEDULE


                                     Three Months Ended   Nine Months Ended
                                         September 30,      September 30,
                                         -------------      -------------
(In thousands, except per share
data)                                  1995      1994      1995       1994
                                       ----      ----      ----       ----

Net (loss) income                     ($197)      $705    ($2,235)    $3,402

Less preferred dividends to
 affiliates                             (79)       (79)      (237)      (237)
                                      ------      -----   --------    -------
Net (loss) income available to
common shareholders                   ($276)      $626    ($2,472)    $3,165
                                      ======      =====   ========    =======

Weighted average common shares
outstanding                          18,732     18,500     18,627     18,513
                                     ======     ======     ======     ======

Net (loss) income per common share   ($0.01)     $0.03     ($0.13)     $0.17
                                     =======    =======    =======    ======


NOTE: Fully diluted earnings per common share are not presented because the effect of convertible subordinated notes and preferred stock is anti-dilutive.

                                                                      EXHIBIT 99

NEWS RELEASE                   For further information contact:
For Immediate Release          Hilton Howell, President & CEO or
                               John W. Hancock, Sr. V. P. & Treasurer
                               Atlantic American Corporation
                               (404) 266-5500 or (800) 241-1439

ATLANTA, October 16, 1995--Atlantic American Corporation (NASDAQ--AAME) today announced that it had signed a definitive agreement to acquire American Southern Insurance Company, and its subsidiaries, from Fuqua Enterprises, Inc. (NYSE--FQE) for $34.0 million. American Southern is a highly regarded property and casualty insurance company operating predominantly in the Southeastern United States. As of December 31, 1994 American Southern had written premiums of $44.3 million, assets of $84.7 million and shareholder's equity of $28.2 million.

Hilton Howell, Atlantic American's President and CEO, said: "We are very enthusiastic about American Southern joining our company. We are particularly pleased that the senior management of American Southern--Roy Thompson, Chairman; Calvin Wall, Vice Chairman and CEO; and Scott Thompson, President and CFO-- will be joining Atlantic American and will continue to run the company that they have so successfully built. Together they have created a company that consistently earns in excess of $6.0 million on a pretax basis, resulting in a ten-year average return on equity before taxes of 28.8%, and boasts a ten-year average combined loss and expense ratio of 93%. There are few companies in the insurance industry that have achieved such an outstanding record."

Roy Thompson, Chairman of American Southern, said: "We are extremely pleased that this agreement has been reached. Mack Robinson, Chairman of Atlantic
American, and I have been friends for over forty years. He and Hilton Howell understand the insurance industry and we look forward to working with them."

On a pro forma basis compared with year-end 1994, this acquisition will increase Atlantic American's consolidated assets from $205.0 million to approximately $300.0 million, will double the insurance division's net premiums written from $42.8 million to approximately $86.0 million, and will increase the division's statutory capital and surplus from $29.5 million to $63.5 million. The transaction will close as soon as the necessary regulatory approvals are obtained.

Atlantic American Corporation is a diversified holding company involved in the life, health, property and casualty insurance and retail furniture industries. Its subsidiaries include Atlantic American Life Insurance Company, Bankers Fidelity Life Insurance Company, Georgia Casualty & Surety Company, Leath Furniture, Inc., Modernage Furniture, Inc., and Jefferson
Home Furniture Company.

                                     - END -