Form 10-K
period 1995-12-31
ATLANTIC AMERICAN CORP
filed 1996-04-01
CIK 8177

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ------------------------

                                   FORM 10-K

           |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1995
                                            -----------------
                                      or
           | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-3722
                                                ------
                           ------------------------

                         ATLANTIC AMERICAN CORPORATION

            (Exact name of registrant as specified in its charter)
                   Georgia                              58-1027114
        -------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)             identification no.)

          4370 Peachtree Road, N.E.,
               Atlanta, Georgia                           30319
         -------------------------------            -----------------
      (Address of principal executive offices)         (Zip code)

     (Registrant's telephone number, including area code)  (404) 266-5500

          Securities registered pursuant to section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                               (Title of class)
                       8% Convertible Subordinated Notes
                               (Title of class)
                      ----------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .
                                              -
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|
                           ------------------------

The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 1996, was $39,609,000. On March 8, 1996 there were 18,679,797 shares of the registrant's common stock, par value $1.00 per share, outstanding.
                           -----------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1995 - Parts I, II and IV.

  2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 7, 1996, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.
===============================================================================

                              TABLE OF CONTENTS

PART I                                                                  Page
    Item  1. Business.................................................    3
                Insurance Operations..................................    4
                   Glossary of Selected Insurance Terms...............    4
                   Background.........................................    6
                   Life Companies.....................................    6
                   Georgia Casualty...................................   12
                   American Southern..................................   13
                   Marketing..........................................   14
                   Underwriting.......................................   15
                   Operating Results..................................   17
                   Premiums to Surplus Ratio..........................   18
                   NAIC Ratios........................................   18
                   Risk Based Capital.................................   18
                   Policyholder Services and Claims...................   19
                   Reserves...........................................   20
                   Reinsurance........................................   23
                   Competition........................................   24
                   Rating.............................................   24
                   Regulation.........................................   25
                   Investments........................................   27
                   Employees..........................................   28
                 Services Provided to Subsidiaries....................   28
                 Financial Information by Industry Segment............   28
                 Executive Officers of the Registrant.................   29
    Item  2. Properties...............................................   30
    Item  3. Legal Proceedings........................................   30
    Item  4. Submission of Matters to a Vote of Security Holders......   30

PART II

    Item  5. Market for the Registrant's Common Equity and
                Related Shareholder Matters...........................   31
    Item  6. Selected Financial Data..................................   32
    Item  7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   32
    Item  8. Financial Statements and Supplementary Data..............   32
    Item  9. Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..............................   32

PART III

    Item 10. Directors and Executive Officers of the Registrant.......   33
    Item 11. Executive Compensation...................................   33
    Item 12. Security Ownership of Certain Beneficial Owners and
                Management............................................   33
    Item 13. Certain Relationships and Related Transactions...........   33

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..............................................   33

                                    PART I


ITEM 1.  BUSINESS

    The Company

    Atlantic American Corporation (the "Company" or the "Parent") is a Georgia holding company which is engaged primarily in the insurance business through the following subsidiaries: Atlantic American Life Insurance Company ("Atlantic American Life"), Bankers Fidelity Life Insurance Company ("Bankers Fidelity Life") (jointly, the "Life Companies"), American Southern Insurance Company and its wholly owned subsidiary American Safety Insurance Company (collectively, "American Southern") and Georgia Casualty & Surety Company ("Georgia Casualty").

    The Company was incorporated as a Georgia corporation in 1968 and during that year acquired Georgia Casualty, which was incorporated in 1947. In 1970 the Company acquired Atlantic American Life, which was incorporated in Georgia in 1946, and, in 1976, Bankers Fidelity Life, a Georgia corporation incorporated in 1955. In 1991, the Company acquired substantially all of the stock of Leath Furniture, Inc. ("Leath"), an Atlanta-based furniture retailer which operates full-line, full-service retail furniture stores throughout the Midwest, Alabama and Florida. On February 21, 1996 the Company announced its intent to sell its approximately 88% interest in Leath and has reflected Leath as discontinued operations in its 1995 financial statements. On December 31, 1995 the Company acquired American Southern.

    As used herein, unless the context otherwise requires, the term "Company" means the Parent holding company and its consolidated subsidiaries, Atlantic American Life, American Southern, Bankers Fidelity Life, and Georgia Casualty. American Southern and Atlantic American Life are 100%-owned subsidiaries; Georgia Casualty is a 99.9%-owned subsidiary. The Company presently owns approximately 93% of Bankers Fidelity Life. However, on January 5, 1996, the Company entered into an agreement pursuant to which the Company will acquire the remaining publicly held interest in Bankers Fidelity Life that it does not already own. The transaction will be completed through the merger of a newly formed subsidiary of the Company into Bankers Fidelity Life, with Bankers Fidelity Life being the surviving corporation in the merger. As a result of the merger, the public shareholders of Bankers Fidelity Life will receive $6.25 in cash per share, and their shares in Bankers Fidelity Life will be cancelled. Following the consummation of the merger, which is scheduled to occur on April 1, 1996, Bankers Fidelity Life will be a 100%-owned subsidiary of the Company.

    The balance sheet of American Southern has been consolidated at December 31, 1995; however, the results of operations have not been included nor discussed in the following document except as it relates to the balance sheet.

    The executive offices for the Company and each of its subsidiaries, with the exception of American Southern, are located at 4370 Peachtree Road, N.E., Atlanta, Georgia 30319. American Southern is located at 3175 Northside Parkway, Building 400, 8th Floor, Atlanta, Georgia 30327.

INSURANCE OPERATIONS

     Glossary of Selected Insurance Terms

Combined Ratio.................      The  sum of the  expense  ratio  and  the
                                     loss ratio. A combined ratio under 100% indicates an underwriting profit and a combined ratio over 100% indicates an underwriting loss.


Deferred Acquisition Costs.....      A portion  of costs  associated  with the
                                     acquisition   of   business,    including
                                     agents'  and  brokers'   commissions  and
                                     marketing expenses that are deferred.

Earned Premium.................      The  portion  of  premium  that is due or
                                     received applicable to the current year.

Expense Ratio..................      The  ratio of  underwriting  expenses  to
                                     premiums earned.

Lapse Ratio....................      For  a   specific   group  of   insurance
                                     policies,  the  ratio  of (i) the  dollar
                                     amount   of   gross   written    premiums
                                     in-force  at the  beginning  of a  period
                                     (before  reinsurance  ceded, if any) less
                                     gross  written  premiums  in-force at the
                                     end of the  period  over (ii) the  dollar
                                     amount   of   gross   written    premiums
                                     in-force at the  beginning  of the period
                                     (before reinsurance ceded, if any).

Loss Adjustment Expenses ("LAE")     The estimated expenses  of settling claims,
                                     including    legal   and  other  fees   and
                                     expenses.

Loss Ratio.....................      The  ratio  of net  incurred  losses  and
                                     loss    adjustment    expenses   to   net
                                     premiums    written.    Incurred   losses
                                     include  an   estimated   provision   for
                                     claims which have been incurred but not reported to the insurer ("IBNR").

NAIC Ratios....................      The  NAIC  was   established  to  provide
                                     guidelines   to  assess   the   financial
                                     strength  of  insurance   companies   for
                                     state  regulatory   purposes.   The  NAIC
                                     conducts    annual    reviews    of   the
                                     financial  data  of  insurance  companies
                                     primarily  through the  application of 13
                                     financial    ratios    prepared    on   a
                                     statutory   basis.   The  annual  reports
                                     are   submitted   to   state    insurance
                                     departments    to    assist    them    in
                                     monitoring insurance companies in their states, and set forth a desirable range in which companies should fall in each such ratio.

Net Premiums Written...........      Premiums    retained   by   an   insurer,
                                     including   assumed  premiums  and  after
                                     deducting     premiums     on    business
                                     reinsured with others.

Reinsurance....................      A procedure  whereby an original  insurer
                                     remits  or   "cedes"  a  portion  of  the
                                     premium to a reinsurer as payment to the reinsurer for assuming a portion of the related risk.

Risk Based Capital.............      Risk  Based  Capital  ("RBC")  is  a  new
                                     method  of   measuring   the   amount  of
                                     capital  appropriate  for  a  company  to
                                     support  its overall  business  operation
                                     with   respect   to  its  size  and  risk
                                     profile.   There  are  four  major  risks
                                     that  are  used  to  measure  RBC.   They
                                     are: 1) Asset Risk - which  measures  the
                                     quality  of a  company's  investment.  2)
                                     Insurance  Risk -  involves  the  pricing
                                     and  exposure of a  company's  insurance.
                                     3)  Interest  Rate  Risk -  vulnerability
                                     of  a  company  to  changes  in  interest
                                     rates.     4)     Business     Risk     -
                                     vulnerability    of   the    company   to
                                     external events.

Statutory Accounting Practices.      Recording   transactions   and  preparing
                                     financial  statements in accordance  with
                                     the rules and  procedures  prescribed  or
                                     permitted  by   regulatory   authorities.
                                     The   principal    differences    between
                                     statutory  accounting  practices  ("SAP")
                                     and   generally    accepted    accounting
                                     principles   ("GAAP"),   the   method  by
                                     which the Company  generally  reports its
                                     financial   results,   are   that   under
                                     statutory  accounting  (i) certain assets
                                     that   are    nonadmitted    assets   are
                                     eliminated  from the balance sheet;  (ii)
                                     acquisition   costs   are   expensed   as
                                     incurred,  while  they are  deferred  and
                                     amortized  over  the  estimated  life  of
                                     the   policies   under  GAAP;   (iii)  no
                                     provision  is made  for  deferred  income
                                     taxes;   (iv)  the  factors  utilized  in
                                     establishing    certain    reserves    is
                                     different  than under  GAAP;  (v) certain
                                     notes  are   considered   surplus  rather
                                     than  debt;  (vi)  valuation   allowances
                                     are  established   against   investments,
                                     and (vii) goodwill is limited to 10% of an insurer's surplus, subject to a 10 year amortization period.

Statutory Capital and Surplus..      The sum remaining  after all  liabilities
                                     are subtracted  from all assets  applying
                                     statutory   accounting   practices.    An
                                     insurance  company must maintain  minimum
                                     levels of  statutory  capital and surplus
                                     under  state  insurance   regulations  in
                                     order  to  provide  financial  protection
                                     to   policyholders   in  the   event  the
                                     company     suffers     unexpected     or
                                     catastrophic losses.

Underwriting...................      The  process  whereby an insurer  reviews
                                     applications   submitted   for  insurance
                                     coverage and  determines  whether it will
                                     accept  all  or  part  of  the   coverage
                                     being requested and what the applicable premiums should be.

Underwriting Expenses..........      The  aggregate  of  the  amortization  of
                                     deferred  acquisition  costs and  general
                                     and        administrative        expenses
                                     attributable to insurance operations.

      Background

      Through its insurance subsidiaries, the Company offers life, accident and health insurance ("A&H"), which includes Medicare supplement and other medical care policies, as well as property and casualty insurance. In 1995, accident and health (including Medicare supplement) and life insurance accounted for 57.8% of the Company's total net earned premiums, and property and casualty insurance accounted for 42.2% of such premiums. Medicare supplement insurance accounted for 27.4% of the Company's total earned premiums in 1995. The insurance subsidiaries, excluding American Southern, are licensed to do business in a total of 25 states, although 85.1% of the Company's earned premiums in 1995 were derived from the states of Florida, Georgia, Indiana, Mississippi, Missouri, Tennessee, Texas and West Virginia. American Southern is licensed to do business in an additional 4 states.

      Accident and health insurance lines, which are offered through the Life Companies, include Medicare supplement, cancer, hospital indemnity, short-term nursing home care, accident expense, and disability insurance. The Life Companies also offer ordinary whole life and term-life insurance policies. The Company's life, accident and health insurance is sold by approximately 2,600 independent agents primarily in the Southeast. Property and casualty insurance lines, which are offered through Georgia Casualty and American Southern, include workers' compensation, automobile insurance, and to a lesser extent, business automobile, general liability and property coverage. The Georgia Casualty lines are sold through a total of 66 independent agents primarily in the states of Mississippi and Georgia. The American Southern lines are sold through a total of 164 independent agents primarily in the Southeast and Midwest.

      Life Companies

      Atlantic American Life and Bankers Fidelity Life are legal reserve stock life insurance companies which engage in sales of accident and health insurance, as well as ordinary, term, and group life insurance. The Life Companies offer nonparticipating individual life insurance policies having a number of available riders, including double indemnity, waiver or reduction of premium, reducing or increasing term, intensive care, annuity, family term, payor death benefits, waiver of skilled nursing home benefit and a terminal illness payout rider. The accident and health insurance lines include Medicare supplement insurance, as well as cancer, accident expense, disability income, hospital/surgical insurance and short-term care (under one year). The Company is still receiving premiums from the discontinued lines of medical surgical and convalescent care.

      In addition, the Life Companies write a small amount of special risk accident and health insurance policies. Substantially all of the accident and health policies offer guaranteed renewals in that the policies are automatically renewable at the option of the policyholder, although the Life Companies have the right, on a state-by-state basis, to adjust premium rates on each class of policies. See "Regulation." The insured may elect to pay premiums monthly, quarterly, semi-annually or annually. Policies lapse if premiums become more than 45 days overdue.

      Prior to 1983, the Life Companies primarily wrote life insurance. In May, 1983, the Life Companies introduced a Medicare supplement policy in order to add additional product lines. The Life Companies had determined that they were not well positioned to achieve significant growth in sales of life insurance. For the next five years the Life Companies focused the majority of their resources on marketing Medicare supplement insurance. As legislative changes reduced the attractiveness of writing Medicare supplement insurance, the Life Companies placed a greater emphasis on offering other products. This resulted in a steady decrease in Medicare supplement sales. Beginning in 1986, the Life Companies began broadening their product base to include various supplemental health products. In September, 1986, the Life Companies introduced a convalescent-care policy that provided for payment of benefits for confinement in a licensed nursing facility following a minimum 3 day hospital stay. The Life Companies discontinued the sale of the convalescent-care policy in 1992, when states required companies to eliminate the minimum 3 day hospital stay. The Life Companies' experience indicated that the minimum 3 day hospital stay was a key to prohibiting excessive use or over-utilization based on medical necessity. Net premiums for that product peaked at $5.1 million in 1988, but having discontinued the sale of new policies for that product, earned premiums have declined to $1.2 million in 1995. In 1987, the Life Companies introduced an individual disability income product. The policy provides disability income benefits in periods of one and two years and offers an optional daily hospital indemnity rider. In January, 1988, the Life Companies introduced an accident expense policy which provides for payment of benefits at predetermined rates for accidental injury or death. Accident Expense premium in 1988 was $500,000 and had increased to $2.1 million in 1990 but has decreased to $790,000 in 1995. Also in 1988, the Life Companies introduced a new cancer benefit policy that provides for a lump-sum cash payment upon diagnosis of cancer. Premium for that product was $3.4 million in 1988, but has decreased to $2.2 million in 1995.

      In 1990, the Life Companies began updating the life product portfolio. The Life Companies implemented several new life products to penetrate niche markets where these products would have greater appeal and where less competition exists. In 1991, the companies introduced the "Debt Management Program", designed to allow insureds to accumulate funds for the future repayment of college tuition debt. The program's major components consist of a 10-Pay Whole Life Policy with an Annuity Rider. This program updated the outdated "Student Loan Program", which had begun in 1986. The Life Companies also introduced a new life product for the senior market to enhance a portfolio of products that are sold exclusively in that market. The senior market life product's portfolio was revised in 1993 with the introduction of the "Senior Security Life" program. The revised program is comprised of whole life with both standard and preferred underwriting and joint whole life providing replacement of lost social security income. In 1995, new policy riders providing for waiver of premium for skilled nursing facility confinement and acceleration of benefits, up to 25% of original face amount, for terminal illness were added. These enhancements have allowed the Life Companies to remain on the cutting edge of senior market sales. The life products have preferred and standard rates for males and females. Sales in this market have increased in 1995, and the Life Companies expect to see significant growth in 1996 and 1997. In 1995, the Life Companies designed two new level term products for the individual and payroll market, which are intended to replace the old level term product. One product is a standard level term policy, renewable and convertible; the other provides the option to purchase an additional face amount at the current rate for their original issue age, during the second to ninth policy years, in addition to the standard renewable and convertible level term policy benefits. The Life Companies have seen increased sales in other life products that are being sold along with the new senior life products. Renewed emphasis on life sales has produced an increase in life sales for 1992 through 1995. The Life Companies also started updating their current supplemental health products in 1993.

      The Life Companies introduced four new or updated health products in 1994. The first product introduced was a short-term care product that provides nursing home coverage for 90, 180, 270 or 360 days. This product enhances the senior citizen portfolio and was designed to target the individuals who cannot afford long-term care insurance. The second product introduced was a new cancer product to be sold on an individual basis and in the payroll market. The benefits were designed to be flexible in order to be able to adjust benefits for the market need. The third product introduced was an enhanced hospital indemnity product. This product was also designed to be sold on an individual basis and in the payroll market. This product was designed to be flexible so benefits could be adjusted depending on the market need. The fourth product introduced in 1994 was a dual disability product. This product provides disability benefits if the insured becomes disabled before age 65 and benefits for nursing facility coverage after age 65. The Life Companies believe this is the first product introduced with these benefits. This product is marketed on an individual and payroll basis. These products continue the Life Companies' plans for a more diversified portfolio and assist in competing in niche markets. They also allow greater expansion of sales in the list bill (billing for more than one insured) and payroll deduction markets. In order to increase product revenues, the Life Companies will continue to place emphasis on the entire line of products and not rely on any one individual product. In 1995, the Companies introduced a new list bill product which will pay a limited doctor benefit for a limited amount of time plus a flat $500 or $1,000 for deductibles and copayments. This product is for the list bill and payroll deduction market and has been designed to enhance the existing small group voluntary products area. Also in 1995, Bankers Fidelity Life introduced a low premium Medicare product to be sold jointly with our senior citizen life products.

      The following table sets forth annual premium information regarding the Life Companies' policies offered as of January 1, 1996:
                                                      Range of Premium
                                                      ----------------
  Medicare Supplement..........................       $300  to  $ 2,220
  Short-Term Care (1)..........................       $  9  to  $   399
  Other Accident and Health Policies...........       $  7  to  $ 1,440
  Ordinary Life (2)............................       $  3  to  $   372

      The insured may elect to pay premiums monthly, quarterly, semiannually or annually. Policies lapse if premiums become more than 45 days overdue.

      The following table summarizes, for the periods indicated, the allocation of the Life Companies' net premiums earned for each of its principal product lines and is followed by a summary of the various policies offered.

                                            Year Ended December 31,
                           ---------------------------------------------------
                              1995      1994       1993       1992      1991
                              ----      ----       -----      ----      ----
                                              (in thousands)
                                              --------------
Medicare Supplement........$ 11,882  $ 13,347   $ 15,052   $ 17,212  $ 19,547
Convalescent Care/Short-
  Term Care ...............   1,191     1,385      1,628      2,064     2,570
Medical Surgical...........     211       289        389        565       861
Cancer ....................   2,221     2,457      2,726      3,033     3,419
Hospital Indemnity.........     337       414        508        592       798
Accident Expense...........     790       892        992      1,210     1,405
Disability.................     142       155        154        139       100
                           --------  --------   --------   --------  --------
  Total Accident
    and Health.............  16,774    18,939     21,449     24,815    28,700
                           --------  --------   --------   --------  --------

Ordinary Life..............   7,037     6,716      5,130      4,362     3,519
Mass Market Life...........   1,260     1,395      1,541      1,769     1,890
                           --------  --------   --------   --------  --------
  Total Life...............   8,297     8,111      6,671      6,131     5,409
                           --------  --------   --------   --------  --------
     Total Accident and
      Health and Life      $ 25,071  $ 27,050   $ 28,120   $ 30,946  $ 34,109
                           ========  ========   ========   ========  ========

      Medicare   Supplement.   The  Company   currently  markets  7  of  the  10
standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990, known as "OBRA 1990" (P.L. 101-508). The Company's existing Medicare supplement policies written before November 6, 1991 ("pre-OBRA 1990 policies") are not subject to the standardized Medicare Supplement policy provisions of OBRA 1990.

      The Company's pre-OBRA 1990 policies consist of 4 complete supplements to Part A, and 16 alternative supplements to Part B have been grandfathered. The 16 alternative Part B supplements are essentially differentiated on the basis of their deductible amounts ($0, $100 or $200) and on the basis of the percentage of benefits which apply to Medicare approved charges (20%, 70%, 80% or 100%). The Company believes that the range of benefits under its pre-OBRA 1990 Part B supplements exceeds those of the typical Part B supplements that were available before November 6, 1991.

- ------------------
   (1) Per $10 daily benefit.
   (2) Per thousand of face amount.

      While a charge must be approved by Medicare before any benefit is paid, the amount of the benefit is based upon the Medicare allowable charge. Approximately 87% of the Company's Medicare Supplement business which was in-force on December 31, 1995, provided more than the minimum 20% coinsurance coverage. Until 1991, such policies were more difficult to rate and incorporated more risk for the Company because physicians and other providers could increase their charges while Medicare did not provide a parallel increase in Medicare allowable charges. The Company would then pay the difference between the actual physician charges and the amount reimbursed by Medicare, not to exceed the policy limits. Uncontrolled increases in physician or provider charges would adversely affect the Company's underwriting results. Benefits based on maximum coverage also result in the Company's absorbing reductions in Medicare physician payments, such as reductions under the Gramm-Rudman-Hollings Act, P.L. 99-177. These increased benefit costs were offset by implementing timely rate increases. OBRA 1990 provides for limits on doctors' and other providers' charges, with maximum caps. These caps have limited increases in charges by doctors and other providers which would be payable by the Company under Medicare supplement policies.

      Under OBRA 1990, physicians and other providers now have legal caps on certain charges. Capped physician charges are now having a more stabilizing effect on Medicare costs. This, in turn, has allowed the Company to price its products more effectively. Although OBRA 1990 will not halt medical inflation in general, it will limit the uncontrolled amount of increases in provider charges. The ultimate effect from the imposed caps beginning January 1, 1991, has been to lower loss ratios and improve persistency. This in turn has had a stabilizing effect on Medicare supplement rates in general. Fewer and lower overall rate increases have been necessary in order to manage and maintain the Life Companies' Medicare supplement blocks of business.

      Under OBRA 1990, a company can only offer Medicare supplement policies which conform to one of the 10 standardized policies established by the Federal Government. The Company markets 7 of these plans, including the required core policy with basic benefits. The 3 plans not marketed by the Company provide prescription drug benefits.

      OBRA 1990 also mandated certain other provisions that significantly changed the Company's operation:

      (1) mandated federal certification of policies through each state;

      (2) prohibition of the sale of duplicate coverages;

      (3) a mandated loss ratio on individual policies with premium credits and/or rebates if the standard is not met; and,

      (4) a prohibition against denying or limiting coverage on the basis of an applicant's health condition during the first 6 months in which an applicant is eligible for Medicare.

      Controlled provider caps have reduced the amount physicians can charge, which has had a direct bearing on the Life Companies' claim experience. Because of this, in 1994 and 1995 the Life Companies have had limited rate increases. The Life Companies also introduced area factors that will reduce rates in various geographic areas.

      The technical corrections amendment (HR 5252 Social Security Act of 1994), passed in April 1995 and made effective April 28, 1995, gave states with yearly legislative sessions until April 1996 to adopt the amendment and until 1997 for those states with alternating year legislative sessions to adopt the provisions of the new act.

      The act covered items (2) and (4) above, mandated by OBRA 1990. Item (2) was clarified to mean duplication of coverage from any other Medicare supplement policy. Item (4) above was amended to cover Medicare beneficiaries under the age of 65.

      Convalescent Care (Long-Term Care). The Life Companies discontinued the sale of this product in 1992 as each state had passed legislation eliminating the required minimum 3 day hospital stay. It was the Company's experience that the minimum 3 day hospital stay was the key to prohibiting excessive use or over utilization based on medical necessity.

      Cancer, Cancer PLUS and New Cancer. The Life Companies offer several policies providing for payment of benefits in connection with the treatment of diagnosed cancer. The traditional cancer policies provide for fixed dollar payments pursuant to a scheduled benefit chart and provide benefits on an individual, joint or family basis. The Cancer PLUS policy, introduced in 1988, includes a lump-sum payment upon diagnosis of internal cancer. In late 1994 a higher limit cancer policy, Cancer Care Solution, was introduced to complement the existing cancer portfolio and to improve benefits to this market. A modified version of Cancer Care Solution is also used in the payroll market.

      Hospital/Surgical. In 1992, the Life Companies introduced a new limited benefit hospital/surgical indemnity policy. It is intended for the market where consumers have difficulty in affording major medical coverage. Due to this product's moderate cost, it is considered to have the potential to penetrate effectively this market. During 1992 through 1994, the Federal Government was offering subsidies to lower income persons for the purpose of buying health insurance. This was also at a time when state and federal governments, as well as the insurance industry itself, were concerned about the lack of affordable health-care products. This policy was designed to qualify for the government subsidy and be affordable. In 1994 the government subsidy was eliminated, so this product was updated to be more flexible by giving options on benefits such as daily hospital confinement and making other benefits optional instead of mandatory to meet the needs of the insuring public. Each benefit is subject to a maximum which was designed to protect the Company against excessive claims. This product is also used in the payroll market.

      Medical Indemnity. In 1995, the Life Companies designed and filed a new Medical Indemnity product. The policy provides an indemnity for visits to a physician's office or emergency room and a benefit for a routine physical examination once a year for each insured person. The benefits are available in a variety of pre-set levels. Optional benefits are available to provide a lump-sum benefit and/or daily indemnity for hospital confinement. This voluntary health product, intended for both the individual and payroll market, fills the gaps in coverage, such as deductibles and co-payments, left by more comprehensive medical policies.

      Accident Expense. In January, 1988, the Company introduced an accident expense policy which provides death or dismemberment benefits due to an accidental injury. In addition, the policy offers compensation for lost wages, hospital indemnity and emergency medical service within certain prescribed limits. Policyholders can elect full or half coverage. Past revisions to the benefits available under this policy and premium increases implemented in 1991 and 1992, have made this product profitable. Management believes that this product line will continue to grow as traditional health policies become more expensive and consumers seek supplemental policies as a replacement for expensive health insurance. The Company will continue to place greater emphasis on these policies, as well as expand the product line. This product is also used in the payroll market.

      Short-Term Care (Nursing Home Coverage With Benefits Less Than One Year). In the first quarter of 1994, the Life Companies developed a Short-Term Care product. This product serves that part of the market that cannot afford to buy the higher priced mandated coverage of long-term care products. When long-term care mandates have been fully implemented, it would appear that even if Congress makes the premium tax deductible, it would not reduce long-term care rates so that it would be affordable to more than the minority of the available market. Statistics show that approximately 75% of nursing home stays are for less than one year. But even if there is a longer confinement, Short-Term Care coverage will give time to plan how to afford a long-term confinement with existing family assets. More states are realizing that Medicaid, which pays approximately 50% of present nursing home care, is the fastest growing part of the state budget. It is likely that there will be future spending cuts on Medicaid, which will reduce long-term care coverage and increase the need for private coverage, in which short-term care coverage will be an alternative affordable product. This product would cover nursing home stays of which, at present, approximately 75% are less than one year.

      Ordinary Life. The Life Companies offer various whole life insurance policies. The cost of a whole life policy is averaged over the policyholder's expected lifetime, costing more than comparable term insurance when the policyholder is younger but less as the policyholder grows older. A whole life policy combines protection with a savings plan that gradually increases in amount over time. The policyholder may borrow against the cash value or use it as collateral for a loan. Policy loans typically are at a rate of interest lower than rates available from other lending sources. The policyholder may also choose to surrender the policy and receive the cash value rather than continuing the insurance protection. The Life Companies expanded their product line by offering a preferred product and have continued to monitor experience and update the application as needed. These revisions and updates have resulted in increased sales.

    Term Life Insurance. The Life Companies offer several term policies, including an annual renewable term, a 5, 10, and 20-year level, a decreasing term policy, and a 10, 15, and 30-year mortgage term at amortized interest rates. In 1995, the Life Companies developed two 10-year term products. One product was developed for individuals who are interested in a low premium product. The second product allows the insured to purchase additional insurance at their original issue age.

    Disability Products. Since 1987 the Life Companies have offered a one and two year disability product with benefits up to $1,000 of monthly income beginning after 30 days of continuous disability. Policies are available on a list bill and/or payroll deduction, as well as on an individual basis. During 1994, a new type of disability product was designed with larger benefits and for utilization in the payroll market. The Dual Disability product transforms at 65 to the Short-Term Care product at reduced rates. Disability products cover both sickness and accident. The Dual Disability has benefits that range from 6 months to age 65 with additional benefit periods including 1 year, 2 years, and 5 years with elimination periods of 30, 60, 90, 180, and 360 days. Dual Disability is also offered through the payroll market.

    Group Term Life. New term products will also be used with group underwriting with the payroll deduction program, including yearly renewable term and 10-year term.

    Mass Market Life. Prior to 1984, the Company actively marketed, through extensive newspaper and radio advertising, guaranteed issue life policies to persons aged 40 through 80, subject to maximum policy limits paying from $20,100 at age 40 to $3,420 at age 80. The Company presently receives approximately $1.2 million of annualized premiums from existing policyholders who subscribed to the mass marketed life policies.

    Georgia Casualty

    Georgia Casualty is a commercial insurance company engaged in the sale of most commercial lines of insurance. Georgia Casualty focuses much of its efforts on the Workers' Compensation insurance line. However, as part of a diversification plan, significant premium volume is written in other commercial areas. As part of Georgia Casualty's diversification efforts, the company has altered the industries it targets to provide coverages. Specifically, Georgia Casualty now has a significant book of business in manufacturing industries where the cause of loss can more easily be identified and thus corrected. Georgia Casualty also provides a significant volume of coverage for service industry accounts and for artisan contractors. Georgia Casualty has continued to discontinue issuing policies in high risk industries and in certain geographic areas where the regulatory environment is less favorable to casualty insurers. In particular, the Company ceased issuing new policies to customers in the wood products industry in 1991 and is very selective in renewing any accounts in that industry -- focusing only on those customers with stringent safety and loss control standards. Although Georgia Casualty writes many monoline accounts, the Company makes every effort to provide each insured with a full range of coverages, including Workers' Compensation, Business Automobile Coverage, General Liability and Property Coverage. In addition, Georgia Casualty also provides a Commercial Umbrella policy for limits up to $5,000,000.

    Georgia Casualty's rates are determined in accordance with the factors promulgated by the National Council on Compensation Insurance and by the Insurance Services Office. In most cases, these are loss cost rates which are then modified by Georgia Casualty to reflect its own experience and cost factors in order to produce a final rate.

    The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net premiums earned for each of its principal product lines and is followed by a summary of the various policies offered.

                                          Year Ended December 31,
                                          -----------------------
                               1995     1994       1993      1992      1991
                               ----     ----       ----      ----      ----
                                             (in thousands)
                                             --------------
Workers'                     $14,954  $11,958     $9,890   $ 8,640   $14,998
Compensation.......
Business                       1,436    1,054        953       974     1,691
Automobile.........
General                        1,025    1,065      1,180     1,842     2,742
Liability...........
Property............             887      574        801       362       186
                             -------  -------    -------   -------   -------
    Total Casualty..         $18,302  $14,651    $12,824   $11,818   $19,617
                             =======  =======    =======   =======   =======

Workers' Compensation. Georgia Casualty offers workers' compensation insurance policies to provide disability and medical benefits to insured workers for injuries sustained in the course of their employment. All other lines of business primarily are written in connection with workers' compensation.

Business Automobile. Georgia Casualty offers a business automobile policy which provides for bodily injury or property damage liability coverage, uninsured motorists coverage and physical damage coverage.

General Liability. Georgia Casualty offers general liability policies covering bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

Property. Georgia Casualty offers property insurance policies for payment of losses to real and personal property caused by fire and other perils.

   Georgia Casualty has concentrated its efforts in those states and industries which Management believes offer the greatest opportunity for profit. Specifically, Georgia Casualty is concentrating its efforts for new business in the states of Georgia and

Mississippi. The workers' compensation line has in prior years been subject to large assessments for the Residual Market Reinsurance Pool in most states. This has been particularly true in the states of Alabama and Florida, where Georgia Casualty elected to discontinue all workers' compensation exposures. The last voluntary market policies in these two states expired in 1992.

   During 1992, Georgia Casualty entered into agreements with the states of Florida, South Carolina, Tennessee and Texas to limit writings to a specified amount or voluntarily discontinue writing. At the end of 1993, the company elected to discontinue writing any business in the state of Alabama effective March 1, 1994, due to the legal environment in Alabama.

   American Southern

   American Southern is a multiple-line property and casualty company primarily engaged in the sales of automobile insurance. American Southern specializes in the handling of block accounts such as states and municipalities, which are sufficiently large enough to establish separate class experience.

   American Southern is licensed in 18 states in the Southeast and Midwest to write all forms of property and casualty insurance except workers' compensation. It is authorized to write business on a surplus line basis in an additional seven states. During the past 5 years, American Southern has historically derived at least 85% of its premium revenue from auto liability and auto physical damage coverage.

   Because of competitive factors, American Southern has reduced its writings of automobile physical damage business and increased its writings of auto liability insurance.

   Marketing

    Life Companies. The Life Companies' policies are marketed by commissioned, independent agents. In general, the Life Companies enter into contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days notice. General agents receive an override commission on sales made by agents associated with them.

   The Life Companies believe utilizing direct writing experienced agents, as well as independent general agents who recruit and train their own agents, is more cost effective. All independent agents are compensated on a "commission basis", which the Life Companies administer. Another benefit of using independent agents is the Life Companies ability to expand its sales force at any time without significant additional expense.

   The number of independent agents has varied from approximately 2,700 in 1983 to approximately 12,000 in 1987 and approximately 2,600 presently. A more selective agent selection process was begun in 1988. During 1993, emphasis was placed on recruiting more independent agents who would write life insurance and other lines of business directly with the Life Companies. The agents concentrate their sales activities in either the accident and health or life insurance product lines. A majority of the agents concentrated on marketing supplemental health insurance policies prior to 1993. Beginning in 1993, an emphasis was placed on the marketing of the new expanded senior citizen life product portfolio and as a result, the senior citizen life product sales were a large part of the sales increase for the Life Companies. During 1995, a total of 1,046 agents wrote policies on behalf of the Life Companies, and 23% of those agents accounted for 80% of the Life Companies' annualized first year premium.

   Products of the Life Companies compete directly with products offered by other insurance companies, as agents may represent several insurance companies. The Life Companies endeavor to motivate their agents to market their products by offering the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions, simplified policy issue procedures, and annual sales incentive programs, as well as in some cases protected counties and/or zip codes. From
1990 through 1995, several new marketing programs such as education and retirement funding, packaged marketing and payroll deduction were implemented to promote updated policies offered by the Life Companies. Management believes that by better meeting the needs of the insureds, those products will produce greater premium growth from life insurance sales. Additionally, the Life Companies have a combined staff of 16 employees whose primary function is to facilitate the activities of the agents and to act as liaisons between the agents and the Life Companies.

   A distribution sales system was implemented with the introduction of the Life Companies' Senior Security Series whole life plans. This distribution system for the senior security product line is centered around a lead generation plan which rewards qualified agents with direct mail leads in accordance with monthly production requirements. In addition, a protected territory is established for each qualified agent which entitles him to all leads produced within that territory. The territories are zip-code or county based and include enough territory to produce a minimum senior populace of 12,000. To allow for the expense of lead generation, commissions were lowered on the Life Companies' senior citizen life plans. In addition, the Life Companies' recruit at a general agent level rather than a managing general agent level in an effort to reduce commission expenses further. The Life Companies' domicile state of Georgia was used as a test market for this new distribution and lead generation system. The results have been above expectations. Distribution has now been expanded to ten additional states.

   This system solves an agent's most important dilemma, prospecting, and allows the Company the opportunity to build a long-term relationship with individual producers who view the Life Companies as their primary company. In addition, the Life Companies' product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected area and the lead generation plan. The Company believes life sales will be increased through this distribution channel because of the need for the agent to place all of his business with the Company in order to obtain the maximum number of leads. Through this distribution channel, production per agent contracted has increased substantially when compared to the Life Companies' general brokerage division.

    Georgia Casualty. Georgia Casualty's marketing efforts are directed by two marketing representatives for the states of Georgia and Mississippi. A marketing representative handles the marketing in the state of Mississippi. The two marketing representatives assist agents in the sale and distribution of Georgia Casualty's insurance products. Marketing efforts are complemented by the entire underwriting staff which is available to assist the agents in the presentation of all insurance products and services.

    Georgia Casualty operates through a field force totaling 66 independent agencies. Each agency is a party to a standard agency contract that sets forth the commission structure and can be terminated by either party upon thirty days notice. Georgia Casualty also offers a profit-sharing arrangement to its highest performing agents that allows the agents to earn an additional commission if specific performance and premium growth goals are achieved. Currently, 49 agencies participate in the bonus arrangement.

    American Southern. American Southern specializes in the handling of block accounts such as states and municipalities which are sufficiently large enough to establish separate class experience. All of American Southern's business is marketed through independent agents. The premium on some of the larger accounts is adjusted based on each account's loss ratio. American Southern's auto physical damage business consists primarily of long-haul physical damage insurance produced by agents specializing in insurance for truckers. These accounts are subject to retrospective commission agreements which provide that a portion of the commission paid to the agent is determined by the profitability of the business produced.

   Underwriting

    Life Companies. The Life Companies issue life insurance policies with face amounts of no less than $1,000. Life policies other than the Senior Citizen Market Life products are issued without medical examinations, subject to maximum policy limits ranging from $100,000 for persons under age 31 years of age to $25,000 for persons under age 51. Medical examinations are required in connection with the issuance of life insurance policies in excess of these limits and for any amount on policies issued to customers over age 50. Approximately 95% of the net premiums earned for life insurance sold during 1995 were derived from life insurance written below the Life Companies' medical limits. For the senior market, the Life Companies issue special life products on an accept-or-reject basis with a face amount from $15,000 at age 45 to a face amount of $2,000 at age 85. The Life Companies retain a maximum amount of $50,000 with respect to an individual life. See "Reinsurance."

    The Life Companies establish collective underwriting practices. Applications for insurance are reviewed to determine any additional information required to make an underwriting decision, depending on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include the Medical Information Bureau Report, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. If deemed necessary, the Life Companies will use investigative services to supplement and substantiate information. For certain limited coverages, the Life Companies have adopted simplified policy issue procedures by which the applicant submits a short application for coverage typically containing only a few health related questions instead of a presentation of the applicant's complete medical history. At present, approximately 20% to 30% of the senior citizen life applicants are canvassed by telephone through age 79 on the standard product and up to age 75 on the preferred. For ages 80 and above, 100% of the standard applicants are canvassed. All telephone canvassing is handled by the underwriting department. Applications not meeting the underwriting criteria are then declined or additional information requested.

    Georgia Casualty. During recent years, Georgia Casualty made the decision to concentrate its underwriting efforts in only those states with reasonable probability of profit. That decision appears to be showing very positive results. Also, the company has developed a team approach to underwriting with respect to both new submissions and renewal policies. The new submission team generally includes: (1) agents; (2) underwriting staff; (3) Loss Control staff; and (4) the Claims Department, on occasion. By getting active input from each of these teams regarding submissions, the Company has improved its selectivity. Georgia Casualty also carries the team approach to Renewal Reviews. All accounts are reviewed by a group including Underwriting, Loss Control, Accounting, and Claims personnel. Each individual with first-hand information regarding an account is invited to share their information with the group. The results of these changes can be seen in the change in underwriting profit.

    During the course of the policy year, extensive use is made of Loss Control Representatives to assist Underwriters with information in identifying and correcting potential loss exposures. The results of each product line are reviewed on a stand-alone basis. When the results are below expectations, management attempts to take corrective action on that line. The action may include raising rates, reviewing underwriting standards, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

    Until September 30, 1991, Georgia Casualty was a member of the National Workers' Compensation Reinsurance Pool, which is a national reinsurance fund for policies allocated to insurers under various states' workers' compensation assigned risk laws for companies that cannot otherwise obtain coverage. Losses sustained by the pool are allocated to the members participating therein. In September 1991, Georgia Casualty was asked to collateralize that liability to the pool. Georgia Casualty chose not to collateralize that liability and withdrew from the pool.

    On December 30, 1994, Georgia Casualty reached an agreement with the National Council on Compensation Insurance, Inc.,(NCCI) to settle the workers' compensation liabilities with the workers' compensation pool. The results of this settlement were a release of $13.7 million in workers' compensation pool reserves from the balance sheet and a one-time reduction of $4.8 million in the loss provision in the statement of operations. The credit received in 1994 represents the income effect for accident years 1991 and prior. There was no impact on earnings in 1995 from this settlement with NCCI in 1994.

    Georgia Casualty has been a Direct Assignment carrier in Georgia receiving the assignment of direct workers' compensation policies from the state of Georgia rather than participating in the assigned risk pool since September 1991. Georgia Casualty has 957 direct assignment workers' compensation policies in force with a total net earned premium of $4.0 million in 1995. The loss experience on the Direct Assignment business is significantly better than the loss experience on the policies that the Company was assigned through the National Workers' Compensation Reinsurance Pool.

    Operating Results

   The following table sets forth on a statutory basis the incurred losses and loss ratios for the Company's Accident & Health insurance lines and the incurred loss and expense ratios and combined ratios for the Company's casualty business (excluding American Southern) during the past five years.


                                                Year Ended December 31,
                                       ---------------------------------------

                                       1995       1994    1993    1992    1991
                                       ----       ----    ----    ----    ----
                                                 (dollars in thousands)
                                                 ----------------------

Accident and Health Insurance
   MEDICARE SUPPLEMENT:
      Incurred losses............... $ 6,688    $ 7,582 $ 8,284 $10,403 $11,297
      Loss ratio....................   57.6%      57.8%   56.6%   61.8%   59.8%
   CONVALESCENT CARE:
      Incurred losses............... $ 1,393    $ 1,486 $ 1,861 $ 2,404 $ 1,965
      Loss ratio....................  121.0%     110.3%  121.3%  124.8%    2.4%
   MEDICAL SURGICAL:
      Incurred losses............... $   148    $   170 $   279 $   408 $   565
      Loss ratio....................   78.8%      61.4%   84.2%   81.0%   75.2%
   CANCER:
      Incurred losses............... $   714    $   885 $ 1,035 $ 1,218 $ 1,431
      Loss ratio....................   32.9%      37.0%   39.1%   41.4%   42.8%
   HOSPITAL INDEMNITY:
      Incurred losses............... $   171    $   206 $   215 $   266 $   608
      Loss ratio....................   52.9%      51.4%   65.8%   48.5%   79.6%
   ACCIDENT EXPENSE:
      Incurred losses............... $   173    $   526 $   622 $ 1,204 $   712
      Loss ratio....................   21.9%      58.9%   62.7%   99.7%   51.5%
   DISABILITY INCOME:
      Incurred losses............... $    72    $    84 $    90 $    39 $    15
      Loss ratio....................   50.7%      53.2%   58.5%    26.2%   15.7%
   TOTAL ACCIDENT AND HEALTH:
      Incurred losses............... $ 9,359    $10,939 $12,386 $15,942 $16,593
      Loss ratio....................   57.2%      58.9%   59.6%   66.1%   60.1%

Property and Casualty
   WORKERS' COMPENSATION:
      Incurred losses............... $12,152    $ 4,884 $ 8,709 $13,606 $18,205
      Loss ratio....................   81.3%      41.7%   88.6%  145.9%  137.2%
   BUSINESS AUTOMOBILE:
      Incurred losses............... $ 1,373    $   737 $   250 $   576 $   385
      Loss ratio....................   95.6%      70.0%   26.2%   59.1%   37.0%
   GENERAL LIABILITY:
      Incurred losses............... $(1,177)(1)$ 1,431 $ 1,015 $ 1,054 $ 2,110
      Loss ratio....................      -      134.5%   86.0%   57.2%   90.2%
   PROPERTY:
      Incurred losses............... $   573    $   275 $   227 $   359 $    83
      Loss ratio....................   64.6%      47.2%   33.4%  134.8%  198.9%
   TOTAL PROPERTY AND CASUALTY:
      Incurred losses............... $12,921    $ 7,327 $10,201 $14,595 $20,783
      Loss ratio....................   70.6%      50.9%   79.5%  123.5%  121.6%
      Expense ratio.................   30.6%      29.8%   33.1%   32.3%   29.7%
      Combined ratio................  102.4%     114.0%  112.6%  155.8%  151.3%
   -----------------------

   (1)  Includes adjustment to reallocate reserves to workers' compensation.

   See "Reserves" for analysis of loss development and reserves.

   Premiums to Surplus Ratio

The following table shows, for the periods indicated, the statutory ratios of net premiums earned to statutory capital and surplus for Georgia Casualty. Guidelines established by the NAIC provide that this ratio for property and casualty companies should not be greater than 300%. See "NAIC Ratios."

                                              Year ended December 31,
                                      ---------------------------------------
                                      1995    1994    1993    1992     1991
                                      ----    ----    ----    ----     ----
                                               (dollars in thousands)
                                               ----------------------

Georgia Casualty
   Net premiums earned............  $18,302 $14,651  $12,824 $11,818  $19,617
   Statutory capital and
     surplus......................  $11,687 $ 9,663  $ 5,740 $ 5,293  $ 5,545
   Premiums to surplus ratio......     157%    152%     223%    223%     354%

   NAIC Ratios

   The NAIC was established to provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual reports are submitted to state insurance departments to assist them in monitoring insurance companies in their states and to set forth a desirable range in which companies should fall in each such ratio.

   The NAIC suggests that insurance companies which fall outside of the "usual" range in four or more of the financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the "usual" range, and in normal years the NAIC expects 15% of the companies it tests to be outside the "usual" range in four or more categories.

   Life Companies. For the year ended December 31, 1995, Atlantic American Life was within the NAIC "usual" range in all 13 financial ratios. For the year ended December 31, 1995, Bankers Fidelity Life was outside the NAIC "usual" range for one ratio -- change in premium.

   Georgia Casualty. For the year ended December 31, 1995, Georgia Casualty was outside the NAIC "usual" range for one ratio -- the estimated current reserve deficiency to surplus.

   American  Southern.   For  the  year  ended  December  31,  1995,  American
Southern was within the NAIC "usual" range in all 13 financial ratios.

   Risk-Based Capital

   Risk-Based Capital ("RBC") is a method of measuring the amount of capital appropriate for a company to support its overall business operation in light of its size and risk profile. RBC is used by rating agencies and regulators as an early warning tool to identify possibly weakly capitalized companies for the purpose of initiating further regulatory action.

   The RBC calculation determines the amount of Adjusted Capital that is required by a company to avoid regulatory action. An amount titled "Authorized Control Level Risk-Based Capital" ("ACL") is calculated. If a company's Adjusted Capital is 200% or lower than the ACL, they will be subject to regulatory action. At December 31, 1995, all of the Company's insurance subsidiaries exceeded the regulatory levels for required RBC.

Policyholder Services and Claims

   The Company believes that prompt, efficient policyholder services are essential to its continued success in marketing its insurance products. See "Competition." Additionally, the Company believes that persons, to whom the Company markets its insurance products, are particularly sensitive to the time required to process claims and the accessibility of insurers to answer inquiries. Accordingly, the Company's policyholder and claims services include expeditious disposition of service requests with toll-free telephone lines to its home office for all customers.

   During 1994 and 1995, several of the Company's plans for faster, better service were implemented. The Company purchased an AS400 client server system as the key element to have all departments on-line with the client database. The Company commenced implementation and training for the new system in April 1994 and expects it to become fully operational by the first quarter of 1996. This new system will allow data to be readily available to all departments and will improve the turnaround time in all areas of service.

   In 1995, a Customer Awareness Program was implemented company-wide and at all levels of personnel. It was mandatory that all levels of personnel attend these meetings and receive the classes on customer service. The program has become the basis for the Company's philosophy for servicing its customers. Expanded hours in all service areas began in the first quarter of 1995 to serve the customers and agents in other time zones.

   Life Companies. At the same time the new system is being implemented, several other changes are taking place within the Life Companies. A new department was established in the second quarter of 1994 to ensure that agents receive prompt service. This allows the marketing team to concentrate on building production and achieving the Life Companies' production goals. The claims department for the Life Companies consists of approximately 17 people located at the Company's home office in Atlanta. Claim forms are provided to all insureds with their accident and health policies. With respect to life policies, when the proper documentation is received, the claim is entered into the Life Companies' claims system. The computerized claims system has been enhanced to enable the Life Companies to pay all properly documented claims within three to nine business days of receipt. A properly documented Medicare supplement claim includes an Explanation of Medicare Benefits form provided to the insured by the Federal Government. During 1995, the Life Companies paid approximately 99,000 claims aggregating $13.1 million, of which approximately 94,000 claims aggregating $7.1 million were for Medicare supplement insurance. The total amount of claims paid represented approximately 52.9% of total accident and health and life written premium revenue and Medicare supplement claims paid represented 28.6% of total accident and health and life earned premium revenue. The Life Companies continually monitor their claims backlog and endeavor to implement appropriate corrective action to maintain an average of a five-day payment period.

Georgia Casualty. In 1995, Georgia Casualty completed the implementation of a new property-casualty software package to improve efficiency and productivity. This new system should enable the company to reduce under-writing expenses in 1996, although no impact of this upgrade was recog-nized for 1995. Efficiency and productivity should improve with the new computer system which should lower the combined ratio in 1996. Additionally, the company has positioned itself to provide strong customer service to its policyholders. The claims department of Georgia Casualty consists of 16 people located at the home office in Atlanta. Georgia Casualty controls its claims costs by utilizing an in-house staff of adjusters to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department makes a preliminary investigationto determine whether an insurable event has occurred and, if so, records the claim. This process usually occurs within 10 days of notification of the claim. Where appropriate, the company utilizes independent adjusters and appraisers to service those claims which require on-site inspections. Georgia Casualty believes that its prompt claims service provides a favorable basis for competition.

   In 1994, Georgia Casualty implemented a new loss prevention and rehabilitation service called Early Injury Management. This program should prove to be a sound strategy in reducing insurance claim costs for the employers and insurance company and providing better medical treatment for the injured employee. The Claims Department was increased by two case managers with the responsibility of the administration of the program.

   American Southern. American Southern controls its claims costs by utilizing its in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence reportedly giving rise to a claim, the claims department makes a preliminary investigation, initially determines whether an insurable event has occurred and, if so, records the claim. American Southern frequently chooses to utilize independent adjusters and appraisers to service those claims which require on-site inspections.

   Reserves

    The following table sets forth information concerning the Company's losses and claims and LAE reserves for the periods indicated.

                                                   1995             1994
                                                   ----             ----
     Balance at January 1...................     $40,730          $54,762
     Less: Reinsurance recoverables.........     (12,334)         (11,063)
                                                 --------         -------
         Net balance at January 1...........      28,396           43,699
                                                 --------         -------

     Incurred related to:...................
         Current year.......................      17,017           22,900
         Prior years........................       5,364           (3,289)
                                                 --------         -------
             Total incurred.................      22,381           19,611
                                                 --------         -------

     Paid related to:
         Current year.......................      13,743           14,548
         Prior years........................       8,398           20,366
                                                 --------         -------
             Total paid.....................      22,141           34,914
                                                 --------         -------
     Reserves acquired due to
        acquisition, net....................      28,411               -
                                                 --------         -------
         Net balance at December 31.........      57,047           28,396
     Plus:  Reinsurance recoverables........      11,893           12,334
            Reinsurance recoverables
              acquired due to acquisition...      10,574               -
                                                 --------         -------
     Balance at December 31.................     $79,514          $40,730
                                                 ========         =======


   Life Companies. The Life Companies establish reserves for future policy benefits to meet future obligations under outstanding policies. These reserves are calculated to meet policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience. See Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1995.

   Georgia Casualty. Georgia Casualty maintains reserves representing estimates of amounts needed for the payment of losses and LAE. The company also maintains IBNR reserves and bulk reserves for future developments. Loss reserves are estimates at a given point in time of amounts that the insurer expects to pay on incurred claims, based on known facts and circumstances. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. The amount of loss reserves for reported claims is based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim and the policy provisions relating to the type of loss. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results, although it is difficult to measure the effect of any one of these considerations on the ultimate accuracy of reserve estimates. Loss and LAE reserves are annually reviewed by qualified independent actuaries.

   Georgia Casualty provides for insurance benefits on casualty claims based upon: (a) Management's estimate of ultimate liability and claim adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes are known. Some of the major assumptions about anticipated loss emergence patterns have changed in the last few years.

    The following table sets forth the development of balance sheet reserves for unpaid losses and LAE for Georgia Casualty and American Southern's insurance lines ("long-tail" lines) for 1985 through 1995. This table does not present development data on an accident or policy year basis. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amount of the previously recorded reserve based on experience as of the end of each succeeding year.

    The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative deficiency" for each year represents the aggregate change in such year's estimates through the end of 1995. In evaluating this information, it should be noted that the amount of the deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the statutory reserves in the past may not necessarily occur in the future. Accordingly, it is not appropriate to predict future redundancies or deficiencies based on the data in this table.




                                                          Year ended December 31,
                      ---------------------------------------------------------------------------------------------
                      1995    1994     1993    1992     1991    1990     1989       1988     1987     1986     1985
                      ----    ----     ----    ----     ----    ----     ----       ----     ----     ----     ----

Reserve for losses
  and LAE           $53,320 $50,154  $48,031  $48,485  $50,808 $52,668  $47,819(1) $39,036  $35,770  $28,848  $19,275

Cumulative paid as of:

One year later.....          16,548   18,106   18,827   22,060  22,837   21,321     21,592   20,812   16,948   17,736
Two years later....                   25,914   27,731   32,560  35,278   33,507     32,352   32,975   27,743   26,190
Three years later..                            36,786   38,046  40,768   40,891     39,832   39,168   34,657   31,789
Four years later...                                     41,872  44,267   43,745     43,713   43,249   38,163   35,689
Five years later...                                             47,204   46,183     45,767   46,004   40,938   37,889
Six years later....                                                      48,056     47,880   47,727   42,412   40,129
Seven years later..                                                                 49,674   49,671   43,750   41,307
Eight years later..                                                                          50,987   45,284   42,218
Nine years later...                                                                                   46,202   43,250
Ten years laters...                                                                                            43,873

Ultimate losses and
  LAE reestimated as of:

End of Year........ $53,320 $27,766  $26,599  $29,154  $32,428 $33,338  $32,756(1) $27,313  $27,253  $21,437  $13,683
One year later.....          46,249   47,021   46,756   53,700  53,316   53,212     47,314   40,990   33,083   32,311
Two years later....                   44,043   45,999   52,670  55,919   54,438     53,998   49,569   39,413   35,950
Three years later..                            48,446   53,040  55,865   56,064     55,313   55,752   46,596   39,360
Four years later...                                     52,326  56,514   55,707     56,255   55,511   51,852   45,619
Five years later...                                             56,648   56,579     56,403   56,408   51,184   50,077
Six years later....                                                      56,984     57,446   56,868   51,694   49,183
Seven years later..                                                                 58,142   57,901   52,089   49,528
Eight years later..                                                                          58,626   52,972   49,725
Nine years later...                                                                                   53,339   50,267
Ten years later....                                                                                            50,529

Cumulative
deficiency.........         $ 3,905  $ 3,988  $    39  $(1,518)$(3,980) $(9,165)   $(19,106)$(22,856)$(24,491)$(31,254)


- -----------------------------------
(1)  Restated due to adjustment of $4.7 million for elimination of structured annuities changed to reinsurance in 1990.

     Reinsurance

The insurance subsidiaries purchase reinsurance from unaffiliated insurers and reinsurers in order to reduce liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or "cedes," a portion or all of its exposure on insurance written by it to another insurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company must pay a loss if the reinsurer fails to meet its obligations under the reinsurance agreement. American Southern is currently the only subsidiary of the Company that assumes reinsurance from other insurance companies.

     Life Companies. The Life Companies have entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by the Life Companies on any one individual in the case of life insurance policies is $50,000. At December 31, 1995, the Life Companies had reinsured $10.0 million of the $230.0 million of life insurance then in force, generally under yearly renewable term agreements. Two companies accounted for the $10.0 million of reinsurance: Munich American Reassurance Company ($7.0 million) and Optimum Reinsurance ($3.0 million). Certain reinsurance agreements no longer active for new business nonetheless remain in-force to cover any claims on a run-off basis.

     Georgia Casualty. Effective January 1, 1996, Georgia Casualty has strengthened and improved its reinsurance program. There are currently in place treaties which apply to all casualty lines of business. This includes Workers' Compensation, General Liability, Commercial Automobile Liability, and Umbrella Liability. Georgia Casualty's basic treaties cover all casualty claims in excess of $200,000 up to $5.0 million. These basic treaties are supplemented with additional per person treaties to $5.0 million per person, and additional catastrophe treaties for Workers' Compensation to a maximum of $50.0 million for any one occurrence.

     The property lines of coverage are protected with an excess of loss treaty, which affords recovery for property losses in excess of $100,000 up to a maximum of $2.0 million. Facultative arrangements are in place for property accounts with limits in excess of $2.0 million per risk.

     Of the $11.9 million of reinsurance recoverable on unpaid losses by Georgia Casualty at December 31, 1995, First Colony Life Insurance Company accounted for $4.2 million, Lloyds of London and other London based companies accounted for $1.2 million, and Pennsylvania Manufacturer's Associated Insurance Company accounted for $2.8 million. A number of reinsurance companies, both domestic and foreign, account for the balance.

     American Southern. The limits of risks retained by American Southern vary by type of policy and insured, and amounts in excess of such limits are reinsured. The largest net amount insured in any one risk is $100,000. Reinsurance is maintained as follows: for fire, inland marine, and commercial automobile physical damage, recovery of losses over $30,000 up to $100,000. Net retentions for third party losses are generally over $30,000 up to $100,000. Catastrophe coverage (all lines except third party liability) is for 95% of $6,600,000 over $400,000.

    American Southern acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by a state administrative agency naming the state and various local governmental entities as insureds. Premiums written from such policies constituted between 38% and 35% of American Southern's gross premiums written in 1995 through 1992. The management of American Southern believes that its relationship with such agency is good; however, the loss of such agency as a customer could have a material adverse effect on the business or financial condition of the company.

     Competition

     Life Companies. The life insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources and larger experienced staffs than the Companies. The Life Companies believe that the primary competitors are the Blue Cross/Blue Shield companies, AARP, the Prudential Insurance Company of America, Pioneer Life Insurance Company of Illinois, AFLAC, American Travellers, Kanawha Life, American Heritage, Bankers Life and Casualty Company and United American Insurance Corporation, and Standard Life of Oklahoma. The Life Companies compete with other insurers on the basis of premium rates, policy benefits and service to policyholders. The Life Companies also compete with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs and market expertise. The Life Companies believe they compete effectively on the basis of policy benefits and services and market expertise. The final implementation of the AS 400 computer networking system should greatly improve the Company's ability to service its customers and thereby improve its ability to compete.

    Georgia Casualty. The property and casualty insurance business is highly competitive in all lines. Georgia Casualty's competition can be placed in four categories: 1) companies with better A.M. Best ratings; 2) alternative Workers' Compensation markets; 3) self-insured funds; and 4) insurance companies that actively solicit Workers' Compensation accounts. Georgia Casualty's efforts are being directed in three general categories where Georgia Casualty has a reasonable chance of controlling exposures and accidents:
1) manufacturing; 2) artisan contractors; and 3) service industries. Georgia Casualty's key to being competitive in these areas is writing Workers' Compensation coverages as part of the total insurance package, a loyal network of agents and development of new agents in key territories, and pro-viding loss control and claims management services to insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

     American Southern. All of the businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies which have been in business longer than American Southern have available more diversified lines of insurance and have substantially greater financial resources. The management of American Southern believes, however, that the policies which it sells are competitive with those providing similar benefits offered by other insurers doing business in the states where American Southern operates. American Southern is a niche property and casualty insurance company which specializes in state and municipal automobile insurance.

     Rating

     Each year A.M. Best Company, Inc., publishes Best's Insurance Reports ("Best's") which includes assessments and ratings of all insurance companies. Best's ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). Best's ratings are based on an analysis of the financial condition and operations of an insurance company as they relate to the industry in general. These ratings are not designed for investors and do not constitute recommendations to buy, sell or hold any security. Ratings are important in the insurance industry and improved ratings should have a favorable impact on the ability of the companies to compete in the marketplace.

     Life Companies. Both of the Life Companies were given upgrades by A.M. Best in both 1993 and 1994, after giving consideration to extraordinary improvements in financial strength and other items. Bankers Fidelity Life and Atlantic American Life obtained ratings of "B-" (Good) in 1994, which they continue to maintain. Management believes the Life Companies will be able to obtain a higher rating from A.M. Best when final review is completed in 1996. However, there can be no assurance that this will happen.

     Georgia Casualty. In early 1996, Georgia Casualty was assigned a Best's Rating of B- (good). There were significant improvements in Georgia Casualty's statutory earnings and a major improvement in its surplus position in 1995. These conditions, combined with a decrease in the combined ratio of the company, should put Georgia Casualty in a position to obtain an improvement in its rating in 1996. Management believes Georgia Casualty will be able to obtain a higher rating from A.M. Best when final review is completed in 1996. However, there can be no assurance that this will happen.

     American Southern. American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated "A-" by A.M. Best. These ratings were assigned in early 1996 and were based on statutory results through 1995. American Southern and its wholly-owned subsidiary previously had ratings of "A+ (Superior)" but were down-graded due to the Company's acquisition of American Southern.

     Regulation

     In common with all domestic insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business under statutes which typically delegate regulatory, supervisory and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company's accident and health coverages generally are subject to rate regulation by state insurance commissions which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commission of intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiaries) within the holding company system.

     Most states require that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive or unfairly discriminatory. The Company has historically experienced no significant regulatory resistance to its applications for rate increases.

     A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 1995, $13.6 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements, on behalf of the Life Companies and Casualty Companies.

     Virtually all of the states in which the Company's insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments have increased in recent years. The likelihood and amount of any future assessments cannot be estimated until after an insolvency has occurred. For the last five years, the amount incurred by the Company has not been material.

     Investments

     Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table (which includes information on American Southern only for 1995) provides information on the Company's investments as of the dates indicated.


                                               December 31,
                           ----------------------------------------------------
                                 1995              1994              1993
                                 ----              ----              ----

                           Amount   Percent  Amount   Percent  Amount   Percent
                           ------   -------  ------   -------  ------   -------
                                            (Dollars in thousands)
                                            ----------------------

Fixed maturities:

 Bonds:
  U.S. Government,
   agencies and
   authorities..........   $ 71,549  39.6%   $ 29,017  29.3%   $ 17,859  16.9%
  States, municipalities
   and political
   subdivisions.........     21,947  12.2       3,465   3.5       2,985   2.8
  Public utilities......      4,110   2.3       3,780   3.8       4,192   4.0
  Convertibles and bonds
   with warrants
   attached.............      1,188    .7       1,088   1.1       1,343   1.3
  All other corp. bonds.     12,829   7.1      12,680  12.8      15,219  14.4
  Certificates of
    Deposits............      1,690    .9       1,445   1.6       1,445   1.4
                           --------  ----    --------  ----    --------  ----
      Total fixed
        maturities(1)...    113,313  62.8      51,475  52.1      43,043  40.8

Common and preferred
 stocks (2).............     42,116  23.3      29,571  29.9      34,391  32.4
Mortgage, policy and
  student loans (5).....     12,642   7.0      14,277  14.4      14,455  13.6
Investments in limited
 partnerships (4).......         -     -        1,047   1.1          -     -
Real estate.............         46   NIL          46   NIL          46   NIL
Short-term investments
 (3)....................     12,498   6.9       2,498   2.5      14,000  13.2
                           --------  ----    --------  ----    --------  ----
     Total investments..   $180,615 100.0%    $98,914 100.0%   $105,935  100.0%
                           ======== =====    ======== =====    ========  =====
  ----------------------

   (1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $112.9 million as of December 31, 1995, $52.9 million as of December 31, 1994 and $41.8 million at December 31, 1993.

   (2) Equity   securities  are   valued   at   market.  Total  cost  of  equity
       securities was $26.9 million as of December 31, 1995, $22.4 million at December 31, 1994 and $24.9 million at December 31, 1993.

   (3) Short-term investments are valued at cost, which approximates market value.

   (4) Investments in limited partnerships are valued at cost.

   (5) Mortgage loans and policy and student loans are valued at cost.

   Results of the investment portfolio for periods shown were as follows:

                                                Year Ended December 31,
                                             -----------------------------
                                             1995        1994         1993
                                             ----        ----         ----
                                                (Dollars in thousands)
                                                ----------------------

Average investments(1).............        $106,645     $106,549     $110,745
Net investment income..............           6,142        6,163        5,703
Average yield on investments.......            5.7%         5.8%         5.1%
Realized investment gains, net.....        $  1,731     $    870     $    744

    (1) Calculated as the average of the balances at the beginning of the year and at the end of each of the four segment quarters. The calculation for 1995 does not include American Southern's investment portfolio.

    Management's strategy on investments is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

    Employees

    The Company and its subsidiaries (including American Southern) at December 31, 1995 employed 176 people.

Services Provided to Subsidiaries

    The Parent provides investment, data processing, personnel, administrative, insurance and accounting services to all of its insurance subsidiaries, except American Southern. In addition, all furniture, fixtures and most equipment is owned by the Parent Company and leased to the insurance subsidiaries, except American Southern. Investment services include continuous yield analysis of the subsidiaries' investment portfolios. Data processing services include utilization of hardware and software and support systems to process and adjudicate claims and maintain historical data for all policies written by any of the insurance subsidiaries. Personnel services consist of hiring, training and administering benefit programs for approximately 140 employees. Insurance services entail billing for group plan and general insurance. Administrative and accounting services entail supplying adequate facilities, accounting, tax, auditing and cost control records, systems and procedures appropriate to the insurance subsidiaries' operations.

    The Parent has management fee arrangements with all of its insurance subsidiaries, except American Southern regarding investment services and the salaries of certain management personnel. The total of such management fees and service charges billed to the insurance subsidiaries amounted to $5.6 million in 1995, $5.4 million in 1994 and $4.9 million in 1993. While management believes the fees and charges are fair and reasonable, there can be no assurance that regulatory authorities will not object to the amount of the fees and charges.

Financial Information By Industry Segments

    Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 1995, is set forth on page 36 of the 1995 Annual Report to Shareholders and such information by industry segment is incorporated herein by reference.

Executive Officers of the Registrant

    The table below and the information following the table sets forth for each executive officer of the Company as of December 31, 1995 (based upon information supplied by each of them) his name, age, positions with the Company, principal occupation and business experience for the past five years and prior service with the Company.

                                                                   Director or
      Name             Age         Position with the Company      Officer Since
      ----             ---         -------------------------      -------------

J. Mack Robinson        72    Chairman of the Board                   1974
Hilton H. Howell, Jr.   34    Director, President & CEO               1992
John W. Hancock         58    Senior Vice President and Treasurer     1989
Eugene Choate           59    President of Atlantic American          1987
                                Life and Bankers Fidelity Life
Ronald D. Phillips      51    President and CEO of Leath              1991

  Officers are elected annually and serve at the discretion of the Board of Directors.

  Mr. Robinson served as President of the Company from September 1988 until May 1995 and has served as a director and Chairman of the Board since 1974. He has been Chairman of the Board of Atlantic American Life since 1988, Chairman of the Board of Bankers Fidelity Life since 1986, Chairman of the Board and President of Georgia Casualty since 1988 and Chairman of the Board of Leath since April 1991. In addition, Mr. Robinson is Chairman of the Board of Bull Run Corporation, a Director of Gray Communications Systems, Inc., the General Partner of Gulf Capital Services, Ltd., and the Chairman and President of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company.

  Mr. Howell has been a Director of the Company since October 1992 and President and CEO since May 1995. He served as Executive Vice President of the Company from October 1992 until May 1995. In addition, Mr. Howell has been Executive Vice President and General Counsel of Delta Life Insurance Company since November 1991 and Vice President and Secretary of Bull Run Corporation since November 1994. Prior thereto, he was an attorney with Liddell, Sapp, Zivley, Hill and LaBoon from October 1989 to October 1991. Mr. Howell is the son-in-law of Mr. Robinson. He is also a Director of Bankers Fidelity Life, Bull Run Corporation and Gray Communications, Inc.

  Mr. Hancock has served as Senior Vice President and Treasurer of the Company and each of the Life Companies since November 1993, prior thereto served as Vice President and Treasurer of the Company and each of the Life Companies since April 1989, and prior thereto served as Controller of the Life Companies since March 1988. Prior to joining the Company in 1988, he was Vice President of Finance with National Consultants, Inc.

   Mr. Choate has been President of Atlantic American Life since September 1987 and President of Bankers Fidelity Life since May 1988. Prior thereto, he was Atlantic Coast Regional Manager for Reserve Life Insurance Company from March 1981 to September 1987.

   Mr. Phillips has been President of Leath since 1988. Prior to joining Leath, Mr. Phillips served as Executive Vice President of Rhodes, Inc.

ITEM 2.  PROPERTIES

Insurance

  Owned Properties. The Company owns two parcels of unimproved property, consisting of approximately 7 acres located in Fulton and Washington Counties, Georgia. At December 31, 1995, the aggregate book value of such properties was approximately $46,000.

  Leased Properties. The Company (with the exception of American Southern) leases space for its principal offices in an office building located at 4370 Peachtree Road, N.E., Atlanta, Georgia, from Delta Life Insurance Company and its affiliates, under leases which expire at various times from May 31, 2002 to July 31, 2005. Under the terms of the leases, the Company occupies approximately 65,500 square feet of office space at an annual base rental plus a pro rata share of all real estate taxes, general maintenance, and service expenses and insurance costs with respect to the office building. Pursuant to such leases, the Company's aggregate annual rental in 1995 (including its pro rata expenses) amounted to approximately $14.65 per square foot or $960,000. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and principal shareholder of the Company. The terms of the leases are believed by management of the Company to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

  American Southern leases space for its offices at a building located at 3715 Northside Parkway, Building 400, 8th Floor, Atlanta, Georgia. The lease term expires January 31, 2000. Under the terms of the lease, American Southern occupies approximately 16,985 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

  The Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1995.

                                   PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

  The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market (Symbol: AAME). As of March 8, 1996, there were 4,879 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NASDAQ National Market.

 Year Ending December 31,                     High        Low
 ------------------------                     ----        ---

1995
    1st quarter............................  $2 3/4      $2
    2nd quarter............................   2 1/2       2
    3rd quarter............................   2 7/8       1 7/8
    4th quarter............................   3           2 1/8

1994
    1st quarter............................   2 5/8       1 3/4
    2nd quarter............................   2 7/16      1 7/8
    3rd quarter............................   2 1/4       1 7/8
    4th quarter............................   2 1/4       1 3/4


    The Company has not paid dividends since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company, as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries which are engaged in the insurance business. Under the Insurance Code of the State of Georgia, dividend payments to the Parent Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's insurance subsidiaries had the following accumulated statutory earnings and/or (deficits) as of December 1995:
Georgia Casualty - $6.3 million, American Southern - $17.0 million, Atlantic American Life - ($1.3 million), Bankers Fidelity Life - $6.1 million. The Company does not anticipate paying cash dividends on the Common Stock for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data of Atlantic American Corporation and subsidiaries for the five years ended December 31, 1995, is set forth on page 9 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 10 to 14 of the 1995 Annual Report to Shareholders and such discussion and analysis are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and related notes are set forth on pages 15 to 37 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the Company's definitive proxy statement to be delivered in connection with the Company's annual meeting of shareholders to be held May 7, 1996.

                                    PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                            Page
                                                          Reference
                                                          ---------

Consolidated Balance Sheets as of December 31, 1995 and
   December 31, 1994......................................   15*
Consolidated Statements of Operations for the Three Years
   ended December 31, 1995................................   16*
Consolidated Statements of Shareholders' Equity for the
   Three Years ended December 31, 1995....................   17*
Consolidated Statements of Cash Flows for the Three Years
   ended December 31, 1995................................   18*
Notes to Consolidated Financial Statements................   19-37*
Report of Independent Public Accountants..................   39*


    * The page references so designated refer to page numbers in the 1995 Annual Report to Shareholders of Atlantic American Corporation which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 1995 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.

                         FINANCIAL STATEMENT SCHEDULES


            Report of Independent Public Accountants
       II - Condensed  financial  information  of registrant for the three years ended December 31, 1995
      III - Supplementary  Insurance  Information  for the  three  years  ended
            December 31, 1995
       IV - Reinsurance for the three years ended December 31, 1995
       VI - Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 1995

            Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                                   EXHIBITS

 3.1      - Articles of  Incorporation  of   the   registrant  [incorporated  by
            reference to Exhibit 3.1 to the registrant's Form 10-K for the year ended December 31, 1987].

 3.1.1    - Amendment to  Articles of  Incorporation of registrant [incorporated by reference to Exhibit 3.1.1 to the registrant's Form 10-K for the year ended December 31, 1988].

 3.1.2    - Amendment  to Articles  of Incorporation of registrant [incorporated by reference to Exhibit 3.1.2 to the registrant's Form 10-K for the year ended December 31, 1991].

 3.1.3    - Amendment  to  Articles of Incorporation of registrant [incorporated by reference to Exhibit 3.1.3 to the registrant's Form 10-Q for the second quarter ended June 30, 1995].

 3.2      - Bylaws  of  the  registrant  [incorporated  by  reference to Exhibit
            3.2 to the registrant's Form 10-K for the year ended December 31, 1993].

 4.1      - Indenture  between  registrant and  Wachovia Bank and Trust Company,
            N.A., Trustee, dated as of April 1, 1987 relating to the registrant's 8% Convertible Subordinated Notes due May 15, 1997 [incorporated by reference to Exhibit 4.1 to the registrant's Form 10-K for the year ended December 31, 1987].

 4.2      - Relative   Rights  and  Preferences  of  the  Series  A  Convertible
            Preferred Stock  of  the registrant [incorporated  by  reference  to
            Exhibit 4.2 to the registrant's Form 10-K for the year ended December 31, 1987].

10.11     - Lease  Contract  between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the year ended December 31, 1992].

10.11.1   - First Amendment to  Lease Contract between registrant and Delta Life
            Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant's Form 10-Q for the quarter ended June 30, 1993].

10.11.2   - Second  Amendment to  Lease  Contract  between  registrant and Delta
            Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant's Form 10-Q for the quarter ended September 30, 1994].

10.12     - Lease  Agreement  between  Georgia  Casualty  &  Surety  Company and
            Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31, 1992].

10.12.1   - First  Amendment  to  Lease  Agreement  between  Georgia  Casualty &
            Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.16     - Management   Agreement  between  registrant  and  Georgia Casualty &
            Surety Company dated April 1, 1983  [incorporated   by  reference to
            Exhibit 10.16 to the registrant's Form 10-K for the year ended December 31, 1986].

10.17     - Management  Services  Agreement,  dated  April 9, 1991,  between the registrant and Leath Furniture,  Inc.  [incorporated by reference to
            Exhibit 10.17 to the registrant's Form 10-K for the year ended December 31, 1991].

10.17.1   - First  Amendment  to the Management Services Agreement, dated August
            31, 1992, between the registrant and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.17.1. to the registrant's Form 10-K for the year ended December 31, 1992].

10.19*    - 1987 Stock Option  and Stock  Appreciation Right Plan dated November
            3,  1987   [incorporated  by  reference  to  Exhibit  10.19  to  the
            registrant's Form 10-K for the year ended December 31, 1987].

10.21*    - Minutes  of  Meeting  of  Board  of  Directors  of  registrant  held
            February 25, 1992 adopting registrant's 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to
            Exhibit 10.21 to the registrant's Form 10-K for the year ended December 31, 1991].

10.22     - Investment  Agreement,  dated April 9, 1991, among  the  registrant,
            Leath Furniture, Inc. and the Purchasers (as defined therein) [incorporated by reference to Exhibit 10.22 to the registrant's Form 10-K for the year ended December 31, 1991].

10.23     - Convertible  Subordinated  Promissory  Note,  dated  April  9, 1991, issued in the principal amount of $2,000,000 by Leath Furniture, Inc. in favor of the registrant [incorporated by reference to
            Exhibit 10.23 to the registrant's Form 10-K for the year ended December 31, 1991].

10.24     - Stockholders Agreement, dated April 9, 1991, among the  stockholders of Leath Furniture, Inc. [incorporated by reference to Exhibit 10.24 to the registrant's Form 10-K for the year ended December 31, 1991].

10.25*    - Consulting Agreement, dated April 9, 1991, between Samuel E. Hudgins and Leath  Furniture,  Inc.  [incorporated  by  reference to Exhibit
            10.25 to the registrant's Form 10-K for the year ended December 31, 1991].

10.26     - Purchase and  Assignment  Agreement, dated May 23, 1991, among Leath
            Furniture, Inc., Modernage Furniture, Inc., Wickes Companies, Inc. and Delta Life Insurance Company [incorporated by reference to
            Exhibit 10.26 to the registrant's Form 10-K for the year ended December 31, 1991].

10.27     - Term Note, dated January 29, 1988, of Leath Furniture, Inc. in favor of Wickes Companies, Inc. in the principal amount of $3,750,000 and First Amendment to Term Note, dated May 23, 1991 [incorporated by reference to Exhibit 10.27 to the registrant's Form 10-K for the year ended December 31, 1991].

10.29*    - Executive Employment and Non-Competition Agreement, dated  April  8,
            1991, between Leath Furniture, Inc. and Ronald D. Phillips [incorporated by reference to Exhibit 10.29 to the registrant's Form 10-K for the year ended December 31, 1992].

10.30*    - Employment   Agreement,   dated   September   8, 1988,  between  the
            registrant  and  John  W.  Hancock  [incorporated  by  reference  to exhibit 10.30 to the registrant's Form 10-K for the year ended December 31, 1992].

10.31*    - Employment   Agreement  dated  September   2,  1988,   between   the
            registrant and Eugene Choate [incorporated  by  reference to Exhibit
            10.31 to the registrant's Form 10-K for the year ended December 31, 1992].

10.32     - Loan and Security  Agreement dated January 29, 1993, by and  between
            Gulf Capital Services Ltd., Leath Furniture, Inc. and Modernage Furniture, Inc. [incorporated by reference to Exhibit 10.32 to the registrant's Form 10-K for the year ended December 31, 1992].

10.32.1   - First  Amendment to  Loan and Security  Agreement dated December 19,
            1994 by and between Gulf Capital Services, Ltd., Leath Furniture, Inc., and Modernage Furniture, Inc. [incorporated by reference to
            Exhibit 10.32.1 to the registrant's Form 10-K for the year ended December 31, 1994].

10.33     - 8% Promissory notes between registrant and   registrant's   chairman
            and his affiliates [incorporated by reference to Exhibit 10.33 to the registrant's Form 10-K for the year ended December 31, 1992].

10.33.1   - Amendment to  8%  Promissory  Notes,  dated March 24, 1993,  between registrant and registrant's chairman and his affiliates [incorporated by reference to Exhibit 10.33.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.34     - 9 1/2%  Promissory  Notes   between   registrant   and  registrant's
            chairman and his affiliates   [incorporated  by reference to Exhibit
            10.34 to the registrant's Form 10-K for the year ended December 31, 1992].

10.34.1   - Amendment  to  9 1/2%   Promissory  Notes,  dated   March 24,  1993,
            between registrant and registrant's chairman and his affiliates [incorporated by reference to Exhibit 10.34.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.35     - 10%   Subordinated   notes   between   registrant  and  registrant's
            affiliates [incorporated by reference to Exhibit 10.35 to the registrant's Form 10-K for the year ended December 31, 1992].

10.35.1   - Amendment  to  10% Subordinated Notes, dated March 24, 1993, between registrant and registrant's affiliates [incorporated by reference to
            Exhibit 10.35.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.36     - 9% Promissory notes between  Leath Furniture,  Inc. and registrant's chairman  and  his affiliates [incorporated  by reference to Exhibit
            10.36 to the registrant's Form 10-K for the year ended December 31, 1992].

10.37     - 10% Promissory notes between Leath Furniture,  Inc. and registrant's chairman and his affiliates [incorporated  by  reference  to Exhibit
            10.37 to the registrant's Form 10-K for the year ended December 31, 1992].

10.38     - Loan   and  Security   Agreement  dated   August  26,  1991, between
            registrant's three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the year ended December 31, 1992].

10.38.1   - First  amendment  to  the amended and reissued  mortgage  note dated
            January 1, 1992 [incorporated by reference to Exhibit 10.38.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.39     - Intercreditor  Agreement   dated   August  26,  1991  between  Leath
            Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the year ended December 31, 1992].

10.41     - Management Agreement  between  registrant and Atlantic American Life
            Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.42     - 8% Promissory  Notes  dated  September  29, 1993, between registrant and  registrant's  affiliates  [incorporated by reference to Exhibit
            10.42 in the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.43     - 8%  Promissory Notes dated November 3, 1993, between registrant  and registrant's affiliates [incorporated by reference to Exhibit 10.43 to the registrant's Form 10-K for the year ended December 31, 1993].

10.44     - Tax    allocation    agreement   dated   January  28,  1994  between
            registrant and registrant's subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.45     - Amendment    to   the    Promissory   Notes  dated  March  23,  1994
            [incorporated by reference to Exhibit 10.45 to the registrant's Form 10-K for the year ended December 31, 1993].

10.45.1   - Second   Amendment  to  the  Promissory  Notes  dated March 27, 1995
            [incorporated by reference to Exhibit 10.45.1 to the registrant's Form 10-K for the year ended December 31, 1994].

10.46     - 9%  Promissory  Note dated December 16, 1994, between registrant and registrant's affiliate [incorporated by reference to Exhibit 10.46 to the registrant's Form 10-K for the year ended December 31, 1994].

10.47     - 9% Promissory  Note dated December 29, 1994, between registrant  and registrant's affiliate [incorporated by reference to Exhibit 10.47 to the registrant's Form 10-K for the year ended December 31, 1994].

10.48     - 9%  Promissory  Note dated December 30, 1994, between registrant and registrant's affiliate [incorporated by reference to Exhibit 10.48 to the registrant's Form 10-K for the year ended December 31, 1994].

10.49     - Prime  plus  1% Promissory Note dated June  28, 1994, between  Leath
            Furniture, Inc. and registrant's chairman [incorporated by reference to Exhibit 10.49 to the registrant's Form 10-K for the year ended December 31, 1994].

10.50     - Prime plus  1-1/2%  Promissory  Note dated January 23, 1995, between
            Leath Furniture, Inc. and registrant's chairman [incorporated by reference to Exhibit 10.50 to the registrant's Form 10-K for the year ended December 31, 1994].

10.51     - 9% Promissory Note dated February 3, 1995, between Leath  Furniture,
            Inc. and registrant's chairman [incorporated by reference to Exhibit
            10.51 to the registrant's Form 10-K for the year ended December 31, 1994].

10.52     - Prime  plus 1%  Promissory   Note dated   December 19, 1994, between
            registrant and registrant's affiliate [incorporated by reference to Exhibit 10.52 to the registrant's Form 10-K for the year ended December 31, 1994].

10.53     - Certificate of designations of Series A Convertible Preferred  Stock of Leath Furniture, Inc. dated December 16, 1994 [incorporated by reference to Exhibit 10.53 to the registrant's Form 10-K for the year ended December 31, 1994].

10.54     - Stock  Purchase  Agreements  by  and  between registrant  and  Fuqua
            Enterprises, Inc. dated as of October 16, 1995 [incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K, filed January 12, 1996].

10.55     - Credit  Agreement, dated as of December 29, 1995, between registrant and  Wachovia  Bank  of Georgia,  N.A. [incorporated by reference to
            Exhibit 99.1 to the  registrant's Form 8-K, filed January 12, 1996].

13.1      - Those  portions  of the  registrant's  Annual Report to Shareholders for year ended December 31, 1995, that are specifically incorporated by reference herein.

21.1      - Subsidiaries of the registrant.

23.1      - Consent of Independent Public Accountants.

28.1      - Form  of  General  Agent's   Contract   of  Atlantic  American  Life
            Insurance Company [incorporated by reference to Exhibit 28 to the registrant's Form 10-K for the year ended December 31, 1990].

28.2      - Form  of  Agent's  Contract  of   Bankers  Fidelity  Life  Insurance
            Company [incorporated by reference to Exhibit 28 to the registrant's Form 10-K for the year ended December 31, 1990].

28.3      - Form  of Agency   Contract  of  Georgia  Casualty  & Surety  Company
            [incorporated by reference to Exhibit 28 to the registrant's Form 10-K for the year ended December 31, 1990].

P29.1    -  Schedule  P  from   American  Safety   Insurance  Company,  American
            Southern Insurance Company, and Georgia Casualty & Surety Company annual statements for year ended December 31, 1995.

(b)         Reports on Form 8-K.  None.

*Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 14(C) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    (Registrant) ATLANTIC AMERICAN CORPORATION

                        By:   /s/
                            --------------------------------------
                            John W. Hancock
                            Senior Vice President and Treasurer

                            Date: March 29, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                      Date
       ---------                           -----                      ----

  /s/
- ------------------------
J. MACK ROBINSON               Chairman of the Board              March 29, 1996

  /s/
- ------------------------
HILTON H. HOWELL, JR.          President, Chief Executive         March 29, 1996
                               Officer and Director (Principal
                               Executive Officer)

  /s/
- ------------------------
JOHN W. HANCOCK                Senior Vice President and          March 29, 1996
                               Treasurer (Principal Financial
                               Officer)

  /s/
- ------------------------
JOHN C. HALL, JR.              Controller (Principal Accounting   March 29, 1996
                               Officer)

  /s/
- ------------------------
SAMUEL E. HUDGINS              Director                           March 29, 1996

  /s/
- ------------------------
D. RAYMOND RIDDLE              Director                           March 29, 1996

  /s/
- ------------------------
HARRIETT J. ROBINSON           Director                           March 29, 1996

  /s/
- ------------------------
ROBERT H. THARPE               Director                           March 29, 1996

  /s/
- ------------------------
SCOTT G. THOMPSON              Director                           March 29, 1996

  /s/
- ------------------------
CHARLES B. WEST                Director                           March 29, 1996

  /s/
- ------------------------
WILLIAM H. WHALEY, M.D.        Director                           March 29, 1996

  /s/
- ------------------------
DOM H. WYANT                   Director                           March 29, 1996

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------





     To the Shareholders of
     Atlantic American Corporation:


         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic American Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 15, 1996. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in
     Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







                                            ARTHUR ANDERSEN LLP


     Atlanta, Georgia
     March 15, 1996

                                                                     Schedule II
                                                                     Page 1 of 3


                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ---------------------------------------------

                           ATLANTIC AMERICAN CORPORATION
                               (Parent Company Only)

                                  BALANCE SHEETS
                                  (in thousands)


                                      ASSETS
                                                             December 31,
                                                      -----------------------
                                                         1995            1994
                                                         ----            ----
Current assets:
    Cash and short-term investments                    $    24         $    78
                                                       --------        -------

Investment in affiliates:
    Investment in insurance subsidiaries                90,551          44,840
    Investment in furniture subsidiary                  (1,965)          8,025
                                                       --------        -------

       Total investment in affiliated companies         88,586          52,865
                                                       --------        -------
Income taxes receivable from subsidiaries                1,435           2,987
Other assets                                             2,541           1,027
                                                       --------        -------

                                                       $92,586         $56,957
                                                       ========        =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Notes payable to affiliates                        $    -          $   675
    Current portion of long-term debt                   13,352              -
    Interest payable                                       527           1,163
    Other payables                                         660             770
                                                       --------        -------

       Total current liabilities                        14,539           2,608
                                                       --------        -------

Long-term debt                                          25,211           4,594
Long-term debt payable to affiliates                     6,358          19,733
Shareholders' equity                                    46,478          30,022
                                                       --------        -------

                                                        $92,586        $56,957
                                                       =========       =======


The notes to consolidated financial statements are an integral part of the condensed balance sheets.

                                                                     Schedule II
                                                                     Page 2 of 3

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ---------------------------------------------

                           ATLANTIC AMERICAN CORPORATION
                               (Parent Company Only)

                             STATEMENTS OF OPERATIONS
                                  (in thousands)

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1995    1994   1993
                                                         ----    ----   ----
REVENUE
  Fees, rentals and interest income
     from subsidiaries                                 $ 5,968 $ 5,952 $ 6,299
  Distributed earnings from subsidiaries                 2,864      -      972
  Realized investment losses                                -       -      (51)
  Other                                                     12       2       2
                                                       ------- ------- -------
     Total revenue                                       8,844   5,954   7,222

GENERAL AND ADMINISTRATIVE EXPENSES                      5,762   5,522   4,864

INTEREST EXPENSE                                         2,251   1,968   2,349
                                                       ------- ------- -------
                                                           831  (1,536)      9
INCOME TAX BENEFIT                                         34    1,632     989
                                                       ------- ------- -------
                                                           865      96     998
EQUITY IN UNDISTRIBUTED EARNINGS OF CONSOLIDATED
  SUBSIDIARIES, NET                                      2,253   8,053     458
                                                       ------- ------- -------
   Income from continuing operations                     3,118   8,149   1,456
   (Loss) income from discontinued operations, net     (10,094)  1,121   1,543
                                                       ------- -------  -------
   (Loss) income before extraordinary gain and
      cumulative effect of change in accounting
      principle for income taxes                        (6,976)  9,270   2,999
Extraordinary gain                                          -      100     897
                                                       -------  -------  ------
   (Loss) income before cumulative effect of change in
      accounting principle for income taxes             (6,976)  9,370   3,896
                                                       -------  -------  ------
Cumulative effect of change in accounting principle
   for income taxes                                         -       -     (519)
                                                       -------  -------  ------

   Net (loss) income                                   $(6,976)$ 9,370 $ 3,377
                                                       ======= ======= =======

The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 3 of 3
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    ---------------------------------------------
                             ATLANTIC AMERICAN CORPORATION
                                 (Parent Company Only)
                                STATEMENTS OF CASH FLOWS
                                    (in thousands)
                                                     Year Ended December 31,
                                               ------------------------------
                                               1995         1994         1993
                                               ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                         $ (6,976)     $ 9,370      $ 3,377
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
      Realized investment losses                  -            -            51
      Depreciation and amortization              379          292          362
      Equity in undistributed earnings
        of consolidated subsidiaries          (2,253)     (88,053)        (458)
      Loss (income) from discontinued
        operations                            10,094       (1,121)      (1,543)
      Benefit from deferred taxes                 -        (1,000)          -
      Cumulative effect of change in
        accounting principle for income
        taxes                                     -            -           519
      Extraordinary gain from extinguishment
        on debt                                   -          (100)        (897)
      (Decrease) increase in other
        liabilities                             (746)         812          245
      Minority interest                         (554)         205          342
      Other, net                               1,790          268       (1,387)
                                            ---------     --------     -------
         Net cash (used in) provided by
           operating activities               (1,734)         137          611
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in subsidiaries, net                (38)       (2,306)      2,027
  Acquisition of American Southern
    Insurance Company                        (22,770)          -
  Additions to property and equipment         (1,058)        (646)         (85)
                                            ---------     --------     -------
    Net cash (used in) provided by
      investing activities                   (23,866)      (2,952)       1,942
                                            ---------     --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable
    to affiliates                                 -         3,175        1,500
  Proceeds from issuance of bank
    financing                                 22,642           -            -
  Preferred stock dividends to
    affiliated shareholders                     (315)        (315)        (315)
  Purchase of treasury shares                   (174)          -            -
  Retirements of long-term debt and
    notes payable to affiliates                 (675)          -        (3,905)
  Proceeds from exercise of stock options        600           19           -
                                           ---------     --------     --------
    Net cash provided by (used in)
      financing activities                    22,078        2,879       (2,720)
                                            ---------     --------     --------
Net (decrease) increase in cash                  (54)          64         (167)
Cash at beginning of year                         78           14          181
                                            ---------     --------      -------
Cash at end of year                          $    24       $   78       $   14
                                            =========     ========      =======
Supplemental disclosure:
  Cash paid for interest                     $ 2,894       $  900       $2,224
                                            =========     ========      =======
  Cash paid for income taxes                 $   128       $  115       $   -
                                            =========     ========      =======
  Long-term debt, payable to affiliates,
    converted to preferred stock             $13,400       $   -        $   -
                                            =========     ========      =======
  Debt to  seller  for  purchase  of
    American Southern Insurance
    Company                                  $11,352       $   -        $   -
                                            =========     ========      =======
The notes to consolidated financial statements are an integral part of these condensed statements.




                                                                                                Schedule III

                                                                                                 Page 1 of 2

                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                    SUPPLEMENTARY INSURANCE INFORMATION
                                               (in thousands)

                                                          Future Policy
                                                         Benefits, Losses,                   Other Policy
                                    Deferred             Claims and Loss      Unearned        Claims and
      Segment                   Acquisition Costs            Reserves         Premiums      Benefits Payable
      -------                   -----------------        -----------------    --------      ----------------

December 31, 1995(1):
      A & H.....                    $ 3,831                  $  8,907         $ 2,222          $    -
      Life......                      8,411                    32,219             -               1,905
      Casualty..                      2,657                    74,693          21,918             1,983
                                    -------                  --------         -------           -------
                                    $14,899                  $115,819 (2)     $24,140           $ 3,888
                                    =======                  ========         =======           =======

December 31, 1994:
      A & H.....                    $ 4,594                  $ 11,364         $ 2,629          $    -
      Life......                      8,521                    31,572             -               1,959
      Casualty..                        438                    35,435           5,111               225
                                    -------                  --------         -------           -------
                                    $13,553                  $ 78,371 (3)     $ 7,740           $ 2,184
                                    =======                  ========         =======           =======

December 31, 1993:
      A & H.....                    $ 6,011                  $ 13,447         $ 3,004          $    -
      Life......                      7,655                    30,338             -               1,908
      Casualty..                      -                        48,751           3,662               124
                                    -------                  --------         -------           -------
                                    $13,666                  $ 92,536 (4)     $ 6,666           $ 2,032
                                    =======                  ========         =======           =======

_________________________
(1)Supplementary insurance information contained above includes amounts related to American Southern for
   December 31, 1995.
(2)Includes future policy benefits of $36,305 and losses and claims of $79,514.
(3)Includes future policy benefits of $37,641 and losses and claims of $40,730.
(4)Includes future policy benefits of $37,774 and losses and claims of $54,762.


                                                                                            Schedule III
                                                                                            Page 2 of 2

                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                    SUPPLEMENTARY INSURANCE INFORMATION
                                               (in thousands)

                                                          Benefits,     Amortization
                                          Investment    Claims, Losses  of Deferred      Other     Casualty
                              Premium       Income      and Settlement   Acquisition   Operating   Premiums
   Segment                    Revenue     (Losses)*(1)     Expenses        Costs      Expenses(1)  Written
   -------                    -------     ------------  --------------  ------------  -----------  ---------

December 31, 1995(2):
      Life......            $  8,297       $ 3,941        $ 4,861        $ 1,799      $ 3,546      $    -
      Casualty..              18,302         2,989         12,356            -          6,582       19,074
      A & H.....              16,774         1,442          7,472          1,922        7,796           -
      Other.....                  -            (75)            -              -         2,252           -
                            --------       -------        -------        -------      -------      -------
                            $ 43,373       $ 8,297        $24,689        $ 3,721      $20,176      $19,074
                            ========       =======        =======        =======      =======      =======

December 31, 1994(2):
      Life......            $  8,111       $ 2,964        $ 5,726        $ 1,387      $ 2,762      $    -
      Casualty..              14,651         2,940          6,513             -         5,198       16,094
      A & H.....              18,939         1,523          9,716          1,621        8,026           -
      Other.....                  -             71             -              -         1,733           -
                            --------       -------        -------        -------      -------      -------
                            $ 41,701       $ 7,498        $21,955        $ 3,008      $17,719      $16,094
                            ========       =======        =======        =======      =======      =======

December 31, 1993(2):
      Life......            $  6,671       $ 2,733        $ 4,688        $ 1,380      $ 2,584      $    -
      Casualty..              12,824         3,077          9,581             -         6,588       12,783
      A & H.....              21,449         1,540         11,095          1,854        8,766           -
      Other.....                  -           (558)            -              -           733           -
                            --------       -------        -------        -------      -------      -------
                            $ 40,944       $ 6,792        $25,364        $ 3,234      $18,671      $12,783
                            ========       =======        =======        =======      =======      =======

* Includes realized investment gains (losses).

(1)  Investment income is allocated based on the pro rata percentages of insurance reserves and policyholders'  funds  attributable to  each  segment whereas other operating expenses are allocated based on premiums collected.
(2)  Supplementary insurance information contained above does not include amounts related to
     American Southern.



                                                                                                 Schedule IV
                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                                REINSURANCE
                                               (in thousands)
                                                                    Ceded To        Assumed
                                                       Gross          Other       From Other          Net
                                                      Amount        Companies      Companies        Amount
                                                      ------        ---------     ----------        ------
      Year ended December 31, 1995:
        Life insurance in force...........          $254,349        $ 10,003      $     -         $244,346
                                                    ========        ========      ========        ========

      Premiums  --
        Life insurance....................          $  8,378        $     81      $     -         $  8,297
        Accident and health insurance.....            16,774              -             -           16,774
        Property and liability insurance..            21,258           2,956            -           18,302
                                                    --------        --------      --------        --------
           Total premiums.................          $ 46,410        $  3,037      $     -         $ 43,373
                                                    ========        ========      ========        ========

      Year ended December 31, 1994:
        Life insurance in force...........          $252,997        $ 11,043      $     -         $241,954
                                                    ========        ========      ========        ========

      Premiums  --
        Life insurance....................          $  8,188        $     77      $     -         $  8,111
        Accident and health insurance.....            18,939              -             -           18,939
        Property and liability insurance..            17,035           2,384            -           14,651
                                                    --------        --------      --------        --------
           Total premiums.................          $ 44,162        $  2,461      $     -         $ 41,701
                                                    ========        ========      ========        ========

      Year ended December 31, 1993:
        Life insurance in force...........          $202,057        $ 10,841      $     -         $191,216
                                                    ========        ========      ========        ========

      Premiums  --
        Life insurance....................          $  6,757        $     86      $     -         $  6,671
        Accident and health insurance.....            21,449           -                -           21,449
        Property and liability insurance..            14,818           1,994            -           12,824
                                                    --------        --------      --------        --------
           Total premiums.................          $ 43,024        $  2,080      $     -         $ 40,944
                                                    ========        ========      ========        ========






                                                                                                Schedule VI
                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                      SUPPLEMENTAL INFORMATION CONCERNING

                                    PROPERTY-CASUALTY INSURANCE OPERATIONS
                                              (in thousands)



                                                                                            Claims and Claim
                                                                                            Adjustment Expenses
                                                                                            Incurred Related To
                                                                                            -------------------

                                                                                                                    Paid
                                                                                                   Amortization  Claims and
                     Deferred                                         Net                           Of Deferred    Claim    Premiums
                       Policy                Unearned    Earned    Investment  Current   Prior     Acquisition   Adjustment Written
Year Ended          Acquisition  Reserves    Premium    Premium(2)  Income(2)  Year(2)   Years(2)    Costs(2)    Expenses(2)   (2)
- ---------         -----------  --------   --------    ---------- ----------  -------   --------  ------------  ----------- -------

December 31, 1995   $ 2,657(1)  $74,693(1)  $21,918(1)  $18,302    $ 2,989    $ 7,002   $  5,985   $      -      $12,923     $19,074
                     =========   =========   =========   =======    =======    =======   ========   =========     =======    =======

December 31, 1994   $   438(2)  $35,435(2)  $ 5,111(2)  $14,651    $ 2,940    $10,617   $ (2,661)  $      -      $21,272     $16,094
                     =========   =========   =========   =======    =======    =======   ========   =========     =======    =======

December 31, 1993   $    - (2)  $48,751(2)  $ 3,662(2)  $12,824    $ 3,077    $ 7,796   $  1,744   $      -      $17,989     $12,783
                    ==========   =========   =========   =======    =======    =======   ========   =========     =======    =======

(1)    Includes Georgia Casualty & Surety and American Southern.

(2)    Includes Georgia Casualty & Surety only.