Form 10-Q
period 1996-03-31
ATLANTIC AMERICAN CORP
filed 1996-05-15
CIK 8177

- --------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q

                          -----------

    |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

                               OR

    |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          -----------

                 Commission File Number 0-3722


                 ATLANTIC AMERICAN CORPORATION
   Incorporated pursuant to the laws of the State of Georgia

                          -----------

     Internal Revenue Service-- Employer Identification No.
                           58-1027114


            Address of Principal Executive Offices:
       4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                         (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 6, 1996, was 18,690,244.

- --------------------------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                           Page No.

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1995 and March 31, 1996           2


             Consolidated Statements of Operations -
             Three months ended March 31,1995 and 1996      3


             Consolidated Statements of Cash Flows -
             Three months ended March 31, 1995 and 1996     4


             Notes to Consolidated Financial Statements     5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      6 - 7



Part II.  Other Information


Item 6.  Exhibits and reports of Form 8-K                   8


Signatures                                                  9

             ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                 ASSETS

(In thousands, except share and per share data)
                                                  March 31, December 31,
                                                     1996      1995
                                                  --------   ---------
  Cash, including short-term investments of
     $21,808 and $12,498                           $  26,354  $  15,069
                                                   --------------------
  Investments:
     Bonds (Cost: $108,533 and $112,915)             108,201    113,313
     Common and preferred stocks (cost: $25,433       39,413     42,116
       and $26,925)
     Mortgage loans                                    6,924      6,952
     Policy and student loans                          3,274      5,690
     Real estate                                          46         46
                                                   ---------------------
        Total investments                            157,858    168,117
                                                   ---------------------
  Receivables:
     Reinsurance                                      23,670     22,467
     Other (net of allowance for bad debts:
       $1,388 and $1,260)                             28,646     18,567
  Deferred acquisition costs                          15,351     14,899
  Other assets                                         4,429      4,125
  Goodwill                                             2,212      2,250
                                                   ---------------------
        Total assets                               $ 258,520  $ 245,494
                                                   =====================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                        $  36,362   $ 36,305
     Unearned premiums                                36,405     24,140
     Losses and claims                                80,726     79,514
     Other policy liabilities                          3,730      3,888
                                                   ---------------------
        Total policy liabilities                     157,223    143,847
  Accounts payable and accrued expenses                7,619      8,010
  Debt payable ($6,358 and $6,358 due to              45,025     44,921
     affiliates)
  Net obligation to discontinued operations            1,224        953
  Minority interest                                    1,285      1,285
                                                   ---------------------
         Total liabilities                           212,376    199,016
                                                   ---------------------


Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares
      authorized;
      Series A preferred, 30,000 shares issued
         and outstanding, $3,000 redemption
         value                                            30         30
      Series B preferred, 134,000 shares issued
         and outstanding, $13,400 redemption
         value                                           134        134
    Common stock, $1 par, 30,000,000 shares
      authorized; 18,712,167 shares issued in
      1996 and 1995                                   18,712     18,712
    Additional paid-in capital                        46,151     46,531
    Accumulated deficit                              (32,476)   (34,446)
    Net unrealized investment gains                   13,648     15,589
    Treasury stock, at cost, 24,524 shares in
      1996 and 32,767 shares in 1995                     (55)       (72)
                                                   ---------------------
         Total shareholders' equity                   46,144     46,478
                                                   ---------------------
             Total liabilities and
               shareholders' equity                $ 258,520  $ 245,494
                                                   ====================





   The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended
                                               March 31,
                                          ------------------
 (In thousands, except per share data)      1996     1995
                                           ------- --------

Revenue:
  Insurance premiums                     $ 21,385  $10,225
  Investment income                         2,680    1,618
  Realized investment gains, net              670       68
  Other income                                 38        -
                                         ------------------
      Total revenue                        24,773   11,911
                                         ------------------

Benefits and expenses:
  Insurance benefits and losses incurred   14,088    6,270
  Commissions and underwriting expenses     6,392    3,535
  Interest expense                            923      572
  Other                                     1,393    1,306
                                         ------------------
      Total benefits and expenses          22,796   11,683
                                         ------------------

Income before income tax expense and
   discontinued operations                  1,977      228
Income tax expense                              -      (9)
                                         ------------------
Income from continuing operations           1,977      219
Income from discontinued operations             -      225
                                         ------------------
              Net income                 $  1,977 $    444
                                         ==================

Net income per common share data:
  Continuing operations                  $    .08 $   0.01
  Discontinued operations                      --     0.01
                                         ------------------
              Net income                 $    .08 $   0.02
                                         ==================

Weighted average common shares
outstanding                                18,808   18,560




















   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                     1996     1995
                                                   -------- --------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                       $ 1,977  $   444
   Adjustments to reconcile net income to net
    cash used in operating activities:
      Amortization of deferred acquisition costs        864    1,056
      Acquisition costs deferred                     (1,316)    (874)
      Realized investment gains                        (670)     (68)
      Increase in insurance reserves                 13,263      964
      Gain from discontinued operations                   -     (225)
      Depreciation and amortization                     280      128
      Minority interest                                   -       (7)
      Increase in receivables, net                  (13,906)    (333)
      (Decrease) increase in other liabilities       (1,644)     335
      Other, net                                       (762)     134
                                                    -----------------
         Net cash (used in) provided by continuing
           operations                                (1,914)   1,554
         Net cash used in discontinued operations         -   (1,679)
                                                    -----------------
         Net cash used in operating activities       (1,914)    (125)
                                                    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured         34,769    7,246
   Investments purchased                            (21,254)  (3,569)
   Additions to property and equipment                 (224)    (342)
                                                    -----------------
         Net cash provided by continuing operations  13,291    3,335
         Net cash used in discontinued operations         -     (867)
                                                    -----------------
         Net cash provided by investing activities   13,291    2,468
                                                    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Preferred stock dividends                            (79)     (79)
   Proceeds from exercise of stock options                9       25
   Purchase of treasury shares                          (22)       -
                                                    -----------------
         Net cash used in continuing operations         (92)     (54)
         Net cash provided by discontinued
           operations                                     -    2,204
                                                    -----------------
         Net cash (used in) provided by financing
           activities                                   (92)   2,150
                                                    -----------------

Net increase in cash and cash equivalents            11,285    4,493

Cash and cash equivalents at beginning of period:
    Continuing operations                            15,069    4,016
    Discontinued operations                               -    2,383
                                                    -----------------
         Total                                       15,069    6,399
                                                    -----------------

Cash and cash equivalents at end of period:
    Continuing operations                            26,354    8,851
    Discontinued operations                               -    2,041
                                                    -----------------
         Total                                      $26,354  $10,892
                                                    =================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                           $   642  $    50
                                                    =================

   Cash paid for income taxes                       $     -  $   128
                                                    =================



   The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation and the interests of minority shareholders have been recognized. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These operating results include American Southern Insurance Company for the first quarter of 1996 whereas comparable 1995 operating results do not. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

   Atlantic American Corporation's (the "Company") net income from continuing operations for the first quarter of 1996 was $2.0 million, or $.08 per share, compared to net income of $219,000, or $.01 per share, for the first quarter of 1995. Increased earnings in the first quarter of 1996 were due mainly to the acquisition of American Southern Insurance Company ("American Southern") which was completed December 31, 1995. The first quarter of 1996 is the first reporting period that American Southern is included in the Company's earnings, and American Southern accounted for $1.5 million of the $2.0 million net income for the quarter.

   The Company announced on February 21, 1996 its intention to sell its interest in Leath Furniture Inc. and its subsidiaries; therefore, beginning with the fourth quarter of 1995 the Company began reporting the results from its furniture operations as discontinued operations. First quarter of 1996 earnings (which reflect Leath operations through January of 1996) required no adjustment to the provision made in the fourth quarter of 1995 for discontinued operations. The sale of Leath Furniture, Inc. was completed on April 8, 1996. Final results of discontinued operations, which are anticipated to be a loss, will be reflected in the second quarter of 1996. The results of the discontinued operations for the first quarter of 1995 showed net income of $225 thousand, or $.01 per share.

     At March 31, 1996 the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consists of $28.3 million of deferred tax assets, offset by $8.9 million of deferred tax liabilities, and a $19.4 million valuation allowance. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

   Georgia Casualty & Surety Company ("Georgia Casualty") earned $717,000 in the first quarter of 1996 compared to $293,000 in 1995. This improvement in earnings is mainly due to increased premiums of $923,000; in addition claims and expenses increased only $309,000 due to improved underwriting results.

   Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company (the "Life and Health Division") had earnings of $565,000 in the first quarter of 1996 compared to $393,000 in 1995. This increase in earnings is mainly due to an aggregate increase in realized investment gains of $422,000.


RESULTS OF OPERATIONS

   Total revenue increased to $24.8 million in 1996 from $11.9 million in 1995. Revenue increased due to an increase in premiums of $11.2 million, of which $9.9 million was attributable to American Southern which was not included in the Company's earnings for the first quarter of 1995. The balance of the increase in revenue was made up of $1.1 million from investment income, $602,000 from realized investment gains and $38,000 from other income. The increase in insurance premiums, in addition to the $9.9 million of premiums from American Southern, came from an increase in Georgia Casualty premiums of $923,000 and increased premiums in the Life and Health Division of $331,000. The Company's increase in premium is mainly in the worker's compensation market and its new niche market with American Southern which is engaged primarily in the sale of commercial automobile insurance coverages for state and municipal government agencies. The increase in the Life and Health Division's premium is mainly in the senior life line of business. Accident and health premiums declined $426,000 and Life premiums increased by $757,000. The decline in accident and health premiums resulted primarily from a decrease in Medicare supplement insurance premiums. Overall, the Life and Health Division has experienced a decline in accident and health premiums as a result of management's decision to move premiums to a more diversified product mix with more emphasis on life insurance.

   The increase in investment income of $1.1 million is principally due to the addition of American Southern, which accounted for $1.0 million of the increase in the investment portfolio's earnings. Management continues its focus on increasing the Company's investments in short and medium maturity bonds and common and convertible preferred stocks. The carrying value of funds available for investment on March 31, 1996 (which include cash and short-term investments, bonds and common and preferred stocks) increased approximately $3.5 million mainly due to the cash received from the sale of student loans of $2.4 million.

   Insurance benefits and losses have increased to $14.1 million in 1996 from $6.3 million in 1995. This increase is due to a $7.3 million increase in Georgia Casualty and American Southern (collectively known as the "Casualty Division") and a $527,000 increase in the Life and Health Division. The Casualty Division's increase is due to a $7.0 million addition from American

Southern and increased premiums in Georgia Casualty, which led to a corresponding increase in reserving. The Life and Health Division's increase is due to an increase in premiums and higher claims experience in the first quarter. As a percentage of premium revenue, insurance benefits and losses incurred have increased to 65.9% in 1996 from 61.3% in 1995. In 1996, the percentage of insurance benefits and losses incurred to premium for Georgia Casualty was 66.4% compared to 73.8% in 1995. American Southern's percentage in the first quarter of 1996 was 70.5%. For the Life and Health Division, the ratio of losses to premium revenue was 58.3% in 1996 compared to 52.8% in 1995.

    Commission and underwriting expenses increased to $6.4 million in 1996 from $3.5 million in 1995. The main reason for this increase was the addition of $2.5 million attributable to American Southern. Comparable commission and underwriting expenses increased $386,000 in 1996. This increase was made up of an increase in commissions of $276,000 and an increase of underwriting expenses of $110,000.

    Interest expense increased in 1996 to $923,000 from $572,000 in 1995 due to an increase in the Company's debt payable from the acquisition of American Southern offset by the decrease in interest caused by the Company's conversion of $13.4 million of debt to preferred stock which occurred simultaneously with the American Southern acquisition.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's insurance subsidiaries reported a combined statutory income of $2.1 million for the first quarter of 1996 versus $693,000 in 1995. Increased statutory earnings are mainly due to American Southern's $1.5 million of statutory earnings. The Life and Health Division's statutory earnings decreased $269,000 and Georgia Casualty's increased $220,000.

   The primary sources of funds for the Company are dividends from its subsidiaries and management fees and borrowings from affiliates of the Company. The Company believes that additional funding would be available from certain of its affiliates to meet any additional liquidity needs, although currently there are no other arranged sources of unused borrowing.

   The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1996 remained approximately the same as 1995. The Company believes that the fees and charges to its subsidiaries, dividends and, if needed, borrowings from affiliates will enable the Company to meet its liquidity requirements for the foreseeable future. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforward which totaled approximately $60.4 million at March 31, 1996. Approximately 94.3% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries. At March 31, 1996 Georgia Casualty had $6.8 million of accumulated statutory earnings, American Southern had $17.6 million, Bankers Fidelity had $6.1 million and Atlantic American Life had an accumulated statutory deficit of $1.1 million. American Southern paid the Company dividends totaling $900,000 in the first quarter of 1996. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

   Net cash used in operating activities from continuing operations totaled $1.9 million in 1996, compared to net cash provided by operating activities of $1.5 million in 1995. This decrease in operating cash flows is due mainly to Georgia Casualty's operating cash flows. Georgia Casualty's decrease in operating cash flows is due to an increase in claims paid of $905,000;in addition, Georgia Casualty had no change in collected premium in 1996 whereas in 1995 collected premium increased $1.2 million. Cash and short-term investments increased from $15.0 million at December 31, 1995 to $26.3 million at March 31, 1996, mainly due to the net proceeds of American Southern's investment activities of $10.7 million, the majority of which included American Southern's tax exempt bond portfolio. Total investments (excluding short-term investments) decreased to $158.0 million at March 31, 1996 from $168.1 million at December 31, 1995 due primarily to American Southern's net investment activities.

          ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                    PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------

   (a)The following exhibits are filed herewith:

      Exhibit 3.1. Restated and Amended Articles of Incorporation of Atlantic American Corporation.

      Exhibit 11.   Computation of net income per common share.

   (b)Reports on Form 8-K:


      1) On January 12, 1996, under Item 2, the Company filed a current report on Form 8-K regarding the Company's acquisition of American Southern Insurance Company and, under Item 5, the Company's merger agreement with its subsidiary Bankers Fidelity Life Insurance Company.

      2) On March 6, 1996 the Company filed Form 8-K/A regarding the Company's Form 8-K which was filed on January 12, 1996. This Form 8-K/A included the financial statements of American Southern Insurance Company and pro forma information.

                            SIGNATURES
                            ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                   ATLANTIC AMERICAN CORPORATION
                   -----------------------------
                           (Registrant)





Date:  May 15, 1996       By:     /s/
       ------------          -------------------------------------
                             John W. Hancock
                             Senior Vice President-Treasurer
                             (Principal Financial Officer)




                          By:     /s/
                             -------------------------------------
                             John C. Hall, Jr.
                             Controller
                             (Principal Accounting Officer)