Form 10-Q
period 1996-06-30
ATLANTIC AMERICAN CORP
filed 1996-08-14
CIK 8177

- --------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q

                          -----------

    |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1996

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 5, 1996, was 18,687,124.

- --------------------------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                           Page No.
- ------------------------------                           --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1996            2


             Consolidated Statements of Operations -
             Three months and six months ended
             June 30, 1995 and 1996                         3


             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1995 and 1996        4


             Notes to Consolidated Financial                5
             Statements


Item 2.  Management's Discussion and Analysis of          6 - 8
         Financial Condition and Results of Operations


Part II.  Other Information
- ---------------------------


Item 4.  Submission of matters to a vote of security        9
         holders


Item 6.  Exhibit and report on Form 8-K                     10


Signatures                                                  11

             ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                 ASSETS

(In thousands, except share and per share data)
                                                    June 30,  December 31,
                                                     1996        1995
                                                   ---------- ------------
  Cash, including short-term investments
     of $21,380 and $12,498                        $  22,590  $ 15,069
                                                   -----------------------
  Investments:
     Bonds (cost: $109,920 and $112,915)             110,986    113,313
     Common and preferred stocks (cost: $26,996
       and $26,925)                                   38,512     42,116
     Mortgage loans                                    6,876      6,952
     Policy and student loans                          2,870      5,690
     Real estate                                          46         46
                                                   -----------------------
        Total investments                            159,290    168,117
                                                   -----------------------
  Receivables:
     Reinsurance                                      24,034     22,467
     Other (net of allowance for bad debts:
            $1,469 and $1,260)                        25,380     18,567
  Deferred acquisition costs                          15,367     14,899
  Other assets                                         4,153      4,125
  Goodwill                                             2,175      2,250
                                                   -----------------------
        Total assets                               $ 252,989   $245,494
                                                   =======================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                        $  36,327   $ 36,305
     Unearned premiums                                31,446     24,140
     Losses and claims                                82,504     79,514
     Other policy liabilities                          3,733      3,888
                                                   -----------------------
        Total policy liabilities                     154,010    143,847
  Accounts payable and accrued expenses                7,145      8,010
  Debt payable ($1,058 and $6,358 due to
     affiliates)                                      38,827     44,921
  Net obligation to discontinued operations               -         953
  Minority interest                                      587      1,285
                                                   -----------------------
         Total liabilities                           200,569    199,016
                                                   -----------------------
Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares
     authorized;
       Series A preferred, 30,000 shares issued
         and outstanding, $3,000 redemption value         30         30
       Series B preferred, 134,000 shares issued
         and outstanding, $13,400 redemption value       134        134
    Common stock, $1 par, 30,000,000 shares
         authorized; 18,712,167 shares issued
         in 1996 and 1995                             18,712     18,712
    Additional paid-in capital                        54,824     46,531
    Accumulated deficit                              (35,127)   (34,446)
    Net unrealized investment gains                   13,886     15,589
    Treasury stock, at cost, 17,468 shares in
      1996 and 32,767 shares in 1995                     (39)       (72)
                                                   -----------------------
         Total shareholders' equity                   52,420     46,478
                                                   -----------------------
           Total liabilities and
             shareholders' equity                  $ 252,989   $245,494
                                                   =======================

    The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         ------------------    -----------------
 (In thousands, except per share data)
                                          1996       1995      1996      1995
                                          ----       ----      ----      ----

Revenue:
  Insurance premiums                    $ 21,458  $ 10,689  $ 42,843   $ 20,914
  Investment income                        2,878     1,613     5,558      3,231
  Realized investment gains, net              11       470       681        538
  Other income                                67        -        105         -
                                         ---------------------------------------
      Total revenue                       24,414    12,772    49,187     24,683
                                         ---------------------------------------

Benefits and expenses:
  Insurance benefits and losses
    incurred                              13,953     6,456    28,045     12,726
  Commissions and underwriting expenses    6,260     3,513    12,648      7,049
  Interest expense                           801       561     1,724      1,133
  Other                                    1,551     1,519     2,944      2,825
                                         ---------------------------------------
      Total benefits and expenses         22,565    12,049    45,361     23,733
                                         ---------------------------------------


Income before income tax expense
   and discontinued operations             1,849       723     3,826        950
Income tax expense                           (59)       -        (59)        (9)
                                         ---------------------------------------
Income from continuing operations          1,790       723     3,767        941
Loss from discontinued operations         (4,447)   (3,205)   (4,447)    (2,980)
                                         ---------------------------------------

      Net loss                           $(2,657) $ (2,482) $   (680)  $ (2,039)
                                         =======================================

Net income (loss) per common share data:
   Continuing operations                 $  0.10  $   0.03  $   0.20   $   0.05
   Discontinued operations                 (0.24)    (0.17)    (0.24)     (0.16)
                                         ---------------------------------------

      Net loss                           $ (0.14) $  (0.14) $  (0.04)  $  (0.11)
                                         =======================================

Weighted average common shares
  outstanding                             18,901    18,588    18,855     18,574


















   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                       ---------------------
                                                           1996       1995
                                                       ----------   --------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                            $   (680)   $ (2,038)
   Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
      Amortization of deferred acquisition costs          1,805       2,050
      Acquisition costs deferred                         (2,273)     (1,856)
      Realized investment losses                           (681)       (538)
      Increase in insurance reserves                     10,163       2,668
      Gain from discontinued operations                      -        2,980
      Depreciation and amortization                         557         258
      Minority interest                                    (698)        (19)
      Increase in receivables, net                       (8,380)     (2,025)
      (Decrease) increase in other liabilities             (861)        177
      Other, net                                          1,429       1,213
                                                       ---------------------
         Net cash provided by continuing operations         381       2,870
         Net cash used in discontinued operations            -       (2,977)
                                                       ---------------------
         Net cash provided by (used in) operating
           activities                                       381        (107)
                                                       ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured             56,741      12,955
   Investments purchased                                (42,727)     (7,144)
   Additions to property and equipment                     (404)       (702)
                                                       ---------------------
    Net cash provided by investing activities            13,610       5,109
    Net cash used in discontinued operations                 -       (1,904)
                                                       ---------------------
    Net cash provided by investing activities            13,610       3,205
                                                       ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Preferred stock dividends                               (157)       (158)
   Proceeds from exercise of stock options                    9         157
   Purchase of treasury shares                              (22)        (78)
   Repayments of debt                                    (6,300)       (675)
                                                       ---------------------
    Net cash used in continuing operations               (6,470)       (754)
    Net cash provided by discontinued operations             -        5,149
                                                       ---------------------
    Net cash (used in) provided by financing
      activities                                         (6,470)      4,395
                                                       ---------------------
Net increase in cash and cash equivalents                 7,521       7,493

Cash and cash equivalents at beginning of period:
   Continuing operations                                 15,069       4,016
   Discontinued operations                                   -        2,383
                                                       ---------------------
    Total                                                15,069       6,399
                                                       ---------------------

Cash and cash equivalents at end of period:
   Continuing operations                                 22,590      11,241
   Discontinued operations                                   -        2,651
                                                       =====================
    Total                                              $ 22,590    $ 13,892
                                                       =====================

SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                              $  1,989    $  1,375
                                                       =====================
   Cash paid for income taxes                          $     27    $    128
                                                       =====================

   The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.
- ------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation and the interests of minority shareholders have been recognized. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These operating results include American Southern Insurance Company for the first and second quarters of 1996 whereas comparable 1995 operating results do not. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note 2.  Investments.
- -------

   Investments are comprised of the following:

                                                     June 30,     December 31,
                                                      1996           1995
                                                   -----------   -------------
         Bonds (cost: $109,920 and $112,915)       $ 110,986      $ 113,313
         Common and preferred stocks (cost:
           $26,996 and $26,925)                       38,512         42,116
         Mortgage loans                                6,876          6,952
         Policy and student loans                      2,870          5,690
         Real estate                                      46             46
                                                   ---------------------------
             Total investments                     $ 159,290      $ 168,117
                                                   ===========================


Note 3.  Insurance reserves and policy funds.
- -------

   Insurance reserves and policy funds are comprised of the following:

                                                     June 30,    December 31,
                                                      1996          1995
                                                   -----------   -------------
         Future policy benefits                    $  36,327      $  36,305
         Unearned premiums                            31,446         24,140
         Losses and claims                            82,504         79,514
         Other policy liabilities                      3,733          3,888
                                                   ---------------------------
               Total policy liabilities            $ 154,010      $ 143,847
                                                   ===========================

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Atlantic American Corporation's (the "Company" or "Parent Company") net income from continuing operations for the second quarter of 1996 was $1.8 million, or $0.10 per share, compared to net income of $723,000, or $0.03 per share, for the second quarter of 1995. The Company's net income from continuing operations year-to-date for 1996 was $3.8 million, or $0.20 per share, compared to net income of $942,000, or $0.04 per share, in 1995. The primary reason for the increase in earnings for the second quarter and year-to-date are due to inclusion of the income of American Southern Insurance Company (American Southern") in the Company's income starting January 1, 1996. American Southern accounted for $1.4 million of the $1.8 million of income before taxes for the quarter and $2.9 million of the $3.8 million of income before taxes for the year-to-date.

At June 30, 1996 the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consists of $26.7 million of deferred tax assets, offset by $8.6 million of deferred tax liabilities, and a $18.1 million valuation allowance. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

Georgia Casualty & Surety Company ("Georgia Casualty") had income before taxes of $366,000 in the second quarter of 1996 and $1.1 million year-to-date compared to $341,000 in the second quarter and $634,000 for the year-to-date in 1995. The improvement operating income is mainly due to an increase in premium of $103,000 and $1.0 million in the second quarter and year-to-date, respectively, over 1995.

Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company (the "Life and Health Division") had net income of $960,000 and $1.5 million for the second quarter and year-to-date, respectively, for 1996, compared to $956,000 and $1.4 million, respectively, for 1995. The increase in net income is mainly due to an increase in life insurance premiums offset by declining accident and health premiums.

The Company had announced on February 21, 1996, its intentions to sell its interest in Leath Furniture and its subsidiaries; therefore, beginning with the fourth quarter of 1995, the Company began reporting the results from its furniture operations as discontinued operations. The sale of Leath Furniture was completed on April 8, 1996, and, as anticipated, resulted in the Company recognizing a loss. The loss reported in the second quarter was $4.4 million, or $0.24 per share, compared to $3.2 million, or $0.17 per share, in the second quarter of 1995. The loss for the six months for discontinued operations is also $4.4 million, or $0.23 per share, compared to $3.0 million, or $0.16 per share, for first six months of 1995.

RESULTS OF OPERATIONS

Total revenue increased to $24.4 million and $49.2 million in the second quarter and first half, respectively, of 1996 from $12.8 million and $24.7 million, respectively, for the comparable periods in 1995. Total revenue increased in the second quarter and first half of 1996 mainly due to an increase in premium revenue of $10.8 million and $21.9 million, respectively. The increase in premium revenue is attributed to the inclusion of American Southern for the first time in 1996, which accounted for $10.5 million in the second quarter and $20.5 million in the first half of 1996. The balance of the increase in revenue is attributed to an increase in investment income of $1.5 million in the second quarter and $2.7 million year-to-date, of which $1.0 million and $2.0 million in the second quarter and first half of 1996, respectively, was attributed to the inclusion of American Southern. The remaining increase in insurance premiums came from a $103,000 increase in Georgia Casualty's premiums in the second quarter and $1.0 million for the first half of 1996, and $116,000 and $447,000 in the second quarter and first half of 1996, respectively, from the Life and Health Division. The increase in Georgia Casualty's premiums for the quarter comes from the business automobile market and for the first half from the business automobile and worker's compensation markets. The increase in the Life and Health Division's premiums is in the life line of business which increased $430,000 for the quarter and $1.2 million for the six months, offset by a decrease of $315,000 and $741,000 for the quarter and six months, respectively, in accident and health premiums.

Insurance benefits and losses have increased to $14.0 million for the second quarter of 1996 from $6.5 million for the same quarter of 1995, and year-to-date they have increased to $28.0 million from $12.7 million in 1995. An increase of $7.3 million in the second quarter and $14.6 million in the first half of the year was attributed to Georgia Casualty and American Southern (collectively known as the "Casualty Division") and a $217,000 and $748,000 increase in the second quarter and first half of 1996, respectively, was attributed to the Life and Health Division. The Casualty Division's increase is due to a $7.8 million and $14.8 million addition in the second quarter and first half of 1996, respectively, from the American Southern acquisition, offset by Georgia Casualty's decrease of $531,000 and $222,000 in the second quarter and first half of 1996, respectively. The Life and Health Division's increase is due to increased premiums causing an increase in reserves, whereas 1995 reflected a decrease in reserves caused by the elimination of a block of funeral home business.

As a percentage of premium revenue, insurance benefits and losses incurred have increased to 65.02% in the second quarter of 1996 from 60.40% in 1995 and to 65.46% year-to-date for 1996 compared to 60.85% for 1995. The percentage of insurance benefits and losses incurred to premium for the second quarter and year-to date in the Life and Health Division was 52.16% and 55.24%, respectively, for 1996 compared to 49.69% and 51.22% for the same periods, respectively, for 1995; for Georgia Casualty, 62.40% and 64.55% for 1996 compared to 76.17% and 75.00% for 1995; and for American Southern, 74.03% for the quarter and 72.32% year-to-date.

Commission and underwriting expenses in the first six months increased to $12.6 million in 1996 from $6.1 million in 1995. This increase was primarily due to an increase in commissions of $3.8 million, an increase in underwriting expenses of $3.2 million and a net deferral of deferred acquisition costs of $447,000. These changes can be attributed to the inclusion of American Southern which had $3.1 million of commissions, $1.9 million of underwriting expenses, and $164,000 of the net deferral of acquisition costs. The balance of the six month increases were due to increased premiums causing commissions to increase for Georgia Casualty by $440,000 and $344,000 in the Life and Health Division. Underwriting expenses increased $850,000 for Georgia Casualty and $373,000 in the Life and Health Division.

LIIQUIDITY AND CAPITAL RESOURCES

The Company's insurance subsidiaries reported a combined statutory income of $1.8 million and $3.9 million in the second quarter and first half of 1996, compared to $507,000 and $1.2 million for the same periods, respectively, in 1995. These statutory results were due to income of $312,000 in the Life and Health Division, $247,000 for Georgia Casualty, and from the addition of American Southern, whose income was $1.2 million for the second quarter of 1996. The income for the first half of 1996 on the statutory basis was $474,000 in the Life and Health Division, $729,000 for Georgia Casualty, and $2.7 million for American Southern. Statutory results approximate the previous explanations of generally accepted accounting principles ("GAAP") results of operations, with the exception of the deferred acquisition costs and reserves in the Life and Health Division.

The primary sources of funds for the Company are dividends from its subsidiaries and management fees and borrowings from affiliates of the Company. The Company believes that additional funding would be available from certain of its affiliates to meet any additional liquidity needs, although currently there are no other arranged sources of unused borrowing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1996 remained approximately the same as 1995. The Company believes that the fees and charges to its subsidiaries, dividends and, if needed, borrowings from affiliates will enable the Company to meet its liquidity requirements for the foreseeable future. In addition the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will continue to provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforward. Approximately 93.8% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are also limited by insurance regulations. At June 30, 1996, Georgia Casualty had $7.2 million of accumulated statutory earnings, American Southern had $16.6 million, Bankers Fidelity had $6.5 million, and Atlantic American Life had an accumulated statutory deficit of $578,000. American Southern paid the Company dividends totaling $900,000 in both the first and second quarters of 1996. Atlantic American Life received approval in the second quarter for payment of $2.25 million in dividends to the Parent Company. This payment will be made during the second half of 1996.

Net cash provided by continuing operations totaled $382,000 in 1996, compared to net cash used in continuing operations of $2.9 million in the first half of 1995. This is partly due to a decrease in the Life & Health Division's benefit expenses of $242,000 combined with a slight increase in collected premiums. In addition, the Parent Company had cash provided by operating activities of $469,000 in the first half of 1996, compared to net cash used in operating activities of $969,000 in the first half of 1995. This increase is due to intercompany taxes received from American Southern, Georgia Casualty, and Bankers Fidelity totaling $2.1 million, compared to intercompany taxes received of $1.1 million in 1995. There was also an overall decrease of Parent Company operating expenses of $475,000. Bankers Fidelity had net cash used in operating activities of $987,000 in the first half of 1996, compared to net cash provided by operating activities of $351,000 in the first half of 1995. This is principally due to costs incurred in acquiring the remaining publicly-held shares of stock of Bankers Fidelity, which was consummated on April 1, 1996. The total consideration to be paid in that transaction is approximately $1.3 million, of which approximately $698,000 was paid during the second quarter of 1996. Net cash used in operating activities for Georgia Casualty totaled $537,000 in the first half of 1996, compared to net cash provided by operating activities of $2.5 million in the first half of 1995. This is the result of an increase in paid claims with no offsetting increase in collected premiums. In the first half of 1996, collected premiums increased by only $136,000, while in 1995 premiums increased by $1.9 million over the prior year. Claims paid in the first half of 1996 increased by $933,000, while in 1995 claims paid had increased by only $472,000. Cash and short-term investments increased from $15.0 million at December 31, 1995, to $22.6 million at June 30, 1996. This increase is due to American Southern's net investment proceeds of $6.5 million, primarily from the purchases and sales of bonds. Total investments (excluding short-term investments) decreased to $160.0 million at June 30, 1996, from $168.1 million at December 31, 1995, due primarily to American Southern's net investment activities.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4. Submission of matters to a vote of security holders.
- ------------------------------------------------------------

   On May 7, 1996, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, to amend the 1992 Incentive Plan, and to ratify appointment of Arthur Andersen LLP as the Company's independent public accountants.

1. Election of Directors.
   ----------------------

                    Election of Directors               Shares Voted
              -----------------------------------  -----------------------

              Director Nominee                         For      Withheld
              -----------------------------------  ----------- -----------
              J. Mack Robinson                     16,678,357    48,487
              Hilton H. Howell, Jr.                16,681,609    45,235
              Samuel E. Hudgins                    16,667,091    59,753
              D. Raymond Riddle                    16,670,831    56,013
              Harriett J. Robinson                 16,679,004    47,840
              Scott G. Thompson                    16,681,704    45,140
              Charles B. West                      16,681,209    45,635
              William H. Whaley, M.D.              16,672,126    54,718
              Dom H. Wyant                         16,671,629    55,215

2. Amendment of the 1992 Incentive Plan.
   -------------------------------------

                         Shares Voted
            -------------------------------------
               For        Against       Abstain
            ----------- ----------- -------------

            16,017,074    639,665       70,105

3. Appointment of independent public accountants.
   ----------------------------------------------

                Appointment of the                   Shares Voted
                Company's Auditors
              -------------------------  ------------------------------------
                                             For       Against    Abstain
                                         ----------- ---------- -------------

              Arthur Andersen LLP         16,678,951    27,184     20,709

Item 6.  Exhibit and Report on Form 8-K.
- ----------------------------------------

   (a)   The following exhibit is filed herewith:

         Exhibit 11.   Computation of net loss per common share.

   (b)   Reports on Form 8-K:

     1) On April 23, 1996, under Item 2, the Company filed a Form 8-K regarding the disposition of the Company's interest in Leath Furniture.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  August 14, 1996    By: /s/
       ---------------        ------------------------------------
                              John W. Hancock
                              Senior Vice President-Treasurer
                              (Principal Financial Officer)




                          By: /s/
                              ------------------------------------
                              John C. Hall, Jr.
                              Controller
                              (Principal Accounting Officer)