Form 10-Q/A
period 1996-06-30
ATLANTIC AMERICAN CORP
filed 1996-11-12
CIK 8177

--------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q/A

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

--------------------------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                           Page No.
------------------------------                           --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1995 and June 30, 1996            2


             Consolidated Statements of Operations -
             Three months and six months ended
             June 30, 1995 and 1996                         3


             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1995 and 1996        4


             Notes to Consolidated Financial                5
             Statements


Item 2.  Management's Discussion and Analysis of          6 - 8
         Financial Condition and Results of Operations


Part II.  Other Information
---------------------------


Item 6.  ExhibitS and report on Form 8-K                     9


Signature                                                  10

Items 1, 2 and 6 of the Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 1996, of Atlantic American Corporation (the "Second Quarter 10-Q"), are hereby amended and restated in their entirety as follows:

Item 1.   Financial Statements
          --------------------

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

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         ------------------    -----------------
 (In thousands, except per share data)
                                          1996       1995      1996      1995
                                          ----       ----      ----      ----

Revenue:
  Insurance premiums                    $ 21,458  $ 10,689  $ 42,843   $ 20,914
  Investment income                        2,878     1,613     5,558      3,231
  Realized investment gains, net              11       470       681        538
  Other income                                67        -        105         -
                                         ---------------------------------------
      Total revenue                       24,414    12,772    49,187     24,683
                                         ---------------------------------------

Benefits and expenses:
  Insurance benefits and losses
    incurred                              13,953     6,456    28,045     12,726
  Commissions and underwriting expenses    6,260     3,513    12,648      7,049
  Interest expense                           801       561     1,724      1,133
  Other                                    1,551     1,519     2,944      2,825
                                         ---------------------------------------
      Total benefits and expenses         22,565    12,049    45,361     23,733
                                         ---------------------------------------


Income before income tax expense
   and discontinued operations             1,849       723     3,826        950
Income tax expense                           (59)       -        (59)        (9)
                                         ---------------------------------------
Income from continuing operations          1,790       723     3,767        941
Loss from discontinued operations         (4,447)   (3,205)   (4,447)    (2,980)
                                         ---------------------------------------

      Net loss                           $(2,657) $ (2,482) $   (680)  $ (2,039)
                                         =======================================

Net income (loss) per common share data:
   Continuing operations                 $  0.08  $   0.03  $   0.16   $   0.04
   Discontinued operations                 (0.24)    (0.17)    (0.24)     (0.16)
                                         ---------------------------------------

      Net loss                           $ (0.16) $  (0.14) $  (0.08)  $  (0.12)
                                         =======================================

Weighted average common shares
  outstanding                             18,901    18,588    18,855     18,574


















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
                                                   ===========================

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Atlantic American Corporation's (the "Company" or "Parent Company") net income from continuing operations for the second quarter of 1996 was $1.8 million, or $0.08 per share, compared to net income of $723,000, or $0.03 per share, for the second quarter of 1995. The Company's net income from continuing operations year-to-date for 1996 was $3.8 million, or $0.16 per share, compared to net income of $942,000, or $0.04 per share, in 1995. The primary reason for the increase in earnings for the second quarter and year-to-date are due to inclusion of the income of American Southern Insurance Company (American Southern") in the Company's income starting January 1, 1996. American Southern accounted for $1.4 million of the $1.8 million of income before taxes for the quarter and $2.9 million of the $3.8 million of income before taxes for the year-to-date.

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

The Company had announced on February 21, 1996, its intentions to sell its interest in Leath Furniture and its subsidiaries; therefore, beginning with the fourth quarter of 1995, the Company began reporting the results from its furniture operations as discontinued operations. The sale of Leath Furniture was completed on April 8, 1996, and, as anticipated, resulted in the Company recognizing a loss. The loss reported in the second quarter was $4.4 million, or $0.24 per share, compared to $3.2 million, or $0.17 per share, in the second quarter of 1995. The loss for the six months for discontinued operations is also $4.4 million, or $0.24 per share, compared to $3.0 million, or $0.16 per share, for first six months of 1995.

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

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K.
----------------------------------------

   (a)   The following exhibits are filed herewith:

         Exhibit 11.   Computation of net loss per common share.

         Exhibit 27.   Financial Data Schedule.

   (b)   Report on Form 8-K:

     1) On April 23, 1996, under Item 2, the Company filed a Form 8-K regarding the disposition of the Company's interest in Leath Furniture.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  November 12, 1996      By: /s/
       -----------------      ------------------------------------
                              John W. Hancock
                              Senior Vice President-Treasurer
                              (Principal Financial and Accounting Officer)