Form 10-Q
period 1996-09-30
ATLANTIC AMERICAN CORP
filed 1996-11-12
CIK 8177

----------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          ___________


                           FORM 10-Q

                          ___________

    |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1996

                               OR

    |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ___________

                 Commission File Number 0-3722


                 ATLANTIC AMERICAN CORPORATION
   Incorporated pursuant to the laws of the State of Georgia

                          ___________

     Internal Revenue Service-- Employer Identification No.
                           58-1027114


            Address of Principal Executive Offices:
       4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                         (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 4, 1996, was 18,670,782.


----------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                           Page No.
------------------------------                           --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1995 and September 30, 1996       2


             Consolidated Statements of Operations -
             Three months and nine months ended
             September 30, 1995 and 1996                    3


             Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1995
             and 1996                                       4


             Notes to Consolidated Financial
             Statements                                     5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations     6-8



Part II.  Other Information
---------------------------


Item 6.  Exhibits and report on Form 8-K                    9


Signature                                                  10

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
(In thousands, except share and per share data)
                                                 September 30,    December 31,
                                                     1996            1995
                                                 -------------    -------------
  Cash, including short-term investments of
    $23,127 and $12,498                           $   28,434       $   15,069
                                                 -------------    -------------
  Investments:
     Bonds (cost: $105,142 and $112,915)             104,246          113,313
     Common and preferred stocks (cost:
       $23,030 and $26,925)                           38,895           42,116
     Mortgage loans                                    6,842            6,952
     Policy and student loans                          4,626            5,690
     Real estate                                          46               46
                                                 -------------    -------------
        Total investments                            154,655          168,117
                                                 -------------    -------------
  Receivables:
     Reinsurance                                      26,859           22,467
     Other (net of allowance for bad debts:
       $1,540 and $1,260)                             23,523           18,567
  Deferred acquisition costs                          16,031           14,899
  Other assets                                         4,029            4,125
  Goodwill                                             2,137            2,250
                                                 -------------    -------------
        Total assets                              $  255,668       $  245,494
                                                 =============    =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
  Insurance reserves and policy funds:
     Future policy benefits                       $   36,607       $   36,305
     Unearned premiums                                28,153           24,140
     Losses and claims                                86,197           79,514
     Other policy liabilities                          3,897            3,888
                                                 -------------    -------------
        Total policy liabilities                     154,854          143,847
                                                 -------------    -------------
  Accounts payable and accrued expenses                7,965            8,010
  Debt payable ($1,058 and $6,358 due to
    affiliates)                                       37,921           44,921
  Net obligation to discontinued operations               -               953
  Minority interest                                       -             1,285
                                                 -------------     ------------
         Total liabilities                           200,740          199,016
                                                 -------------     ------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares
      authorized;
       Series A preferred, 30,000 shares
         issued and outstanding, $3,000
         redemption value                                 30               30
       Series B preferred, 134,000 shares
         issued and outstanding, $13,400
         redemption value                                134              134
    Common stock, $1 par, 30,000,000 shares
      authorized; 18,712,167 shares issued in
      1996 and 1995                                   18,712           18,712
    Additional paid-in capital                        54,442           46,531
    Accumulated deficit                              (33,128)         (34,446)
    Net unrealized investment gains                   14,968           15,589
    Treasury stock, at cost, 69,416 shares in
      1996 and 32,767 shares in 1995                    (230)             (72)
                                                 -------------    -------------
         Total shareholders' equity                   54,928           46,478
                                                 -------------    -------------
             Total liabilities and
               shareholders' equity               $  255,668       $  245,494
                                                 =============    =============
The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    --------------------   -------------------
 (In thousands, except per
    share data)
                                       1996       1995        1996      1995
                                       ----       ----        ----      ----

 Revenue:
  Insurance premiums                $  22,542  $ 11,085    $ 65,384   $ 32,000
  Investment income                     2,711     1,600       8,269      4,830
  Realized investment gains, net          322       903       1,004      1,441
  Other income                            106        -          211         -
                                    ----------  --------   ---------  ----------
      Total revenue                    25,681    13,588      74,868     38,271
                                    ----------  --------   ---------  ----------

Benefits and expenses:
  Insurance benefits and losses
    incurred                           14,903     6,317      42,948     19,043
  Commissions and underwriting
    expenses                            6,393     3,951      19,041     11,000
  Interest expense                        766       557       2,491      1,690
  Other                                 1,450     1,556       4,393      4,380
                                    ----------  --------   ---------  ----------
      Total benefits and expenses      23,512    12,381      68,873     36,113
                                    ----------  --------   ---------  ----------


Income before income tax expense
  and discontinued operations           2,169     1,207       5,995      2,158
Income tax expense                       (101)       -         (160)        (9)
                                    ----------  --------   ---------  ----------
Income from continuing operations       2,068     1,207       5,835      2,149
Loss from discontinued operations          -     (1,404)     (4,447)    (4,384)
                                    ----------  --------   ---------  ----------

      Net income (loss)             $   2,068      (197)      1,388     (2,235)
                                    ==========  ========   =========  ==========

Net income (loss) per common
  share data:
    Continuing operations           $    0.09   $  0.06    $   0.25   $   0.11
    Discontinued operations                -      (0.07)      (0.24)     (0.24)
                                    ----------  --------   ---------  ----------

      Net income (loss)             $    0.09   $ (0.01)   $   0.01   $  (0.13)
                                    ==========  ========   =========  ==========

Weighted average common shares
  outstanding                          18,869    18,732      18,860     18,627
                                    ==========  ========   =========  ==========

















   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                           September 30,
                                                       ----------------------
                                                           1996       1995
                                                       ----------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $  1,388     $ (2,235)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating activities:
      Amortization of deferred acquisition costs          6,243        2,924
      Acquisition costs deferred                         (7,375)      (2,591)
      Realized investment gains                          (1,004)      (1,441)
      Increase in insurance reserves                     10,998        3,282
      Loss from discontinued operations                      -         4,384
      Depreciation and amortization                         875          402
      Alternative minimum taxes                              89            9
      Deferred income taxes                                  -         1,115
      Minority interest                                      -           (46)
      Increase in receivables, net                       (9,348)      (2,087)
      Increase (decrease) in other liabilities              196         (114)
      Other, net                                          1,659          449
                                                       ----------   ----------
         Net cash provided by continuing operations       3,721        4,051
         Net cash used by discontinued operations            -        (7,136)
                                                       ----------   ----------
         Net cash provided (used) by operating
           activities                                     3,721       (3,085)
                                                       ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured             65,141       22,974
   Investments purchased                                (50,799)     (20,759)
   Additions to property and equipment                     (593)        (871)
   Sale of Leath                                          4,550           -
                                                       ----------   ----------
    Net cash provided by investing activities            18,299        1,344
    Net cash used by discontinued operations                 -        (1,836)
                                                       ----------   ----------
    Net cash provided (used) by investing activities     18,299         (492)
                                                       ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                               (237)        (237)
   Proceeds from exercise of stock options                   44          600
   Repurchase of treasury shares                           (338)        (124)
   Repurchase of minority shares                           (814)          -
   Repayments of debt                                    (7,310)        (675)
                                                       ----------   ----------
    Net cash used by continuing operations               (8,655)        (436)
    Net cash provided by discontinued operations             -         6,909
                                                       ----------   ----------
    Net cash (used) provided by financing activities     (8,655)       6,473
                                                       ----------   ----------
Net increase in cash and cash equivalents                13,365        2,896

Cash and cash equivalents at beginning of period:
   Continuing operations                                 15,069        4,016
   Discontinued operations                                   -         2,383
                                                       ----------   ----------
    Total                                                15,069        6,399
                                                       ----------   ----------

Cash and cash equivalents at end of period:
   Continuing operations                                 28,434        8,975
   Discontinued operations                                   -           320
                                                       ----------   ----------
    Total                                              $ 28,434     $  9,295
                                                       ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                              $  2,491     $  1,811
                                                       ==========   ==========
   Cash paid for income taxes                          $     71     $    128
                                                       ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (In thousands)


Note 1.    Basis of presentation.
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation and the interests of minority shareholders have been recognized. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. These operating results include American Southern Insurance Company for the first, second, and third quarters of 1996, whereas comparable 1995 operating results do not. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Atlantic American Corporation's (the "Company" or "Parent Company") net income from continuing operations for the third quarter of 1996 was $2.1 million, or $0.09 per share, compared to net income of $1.2 million, or $0.06 per share, for the third quarter of 1995. The Company's net income from continuing operations year-to-date for 1996 was $5.8 million, or $0.25 per share, compared to net income of $2.1 million, or $0.11 per share, in 1995. The primary reason for the increase in earnings for the third quarter and year-to-date was mainly due to inclusion of the income of American Southern Insurance Company ("American Southern") in the Company's income beginning January 1, 1996. American Southern accounted for $12.5 million of the $25.7 million of revenue for the quarter and $35.1 million of the $74.9 million of revenue year-to-date.

At September 30, 1996, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consists of $30.5 million of deferred tax assets, offset by $9.2 million of deferred tax liabilities, and a $21.3 million valuation allowance. SFAS No. 109 requires that a valuation allowance be recorded against tax assets which are not likely to be realized. Specifically, the Company's carryforwards expire at specific future dates and utilization of certain carryforwards is limited to specific amounts each year. However, due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

American Southern had income before taxes of $1.8 million in the third quarter of 1996 and $4.7 million year-to-date. As American Southern was purchased December 31, 1995, no income information is included for 1995.

Georgia Casualty & Surety Company ("Georgia Casualty") had income before taxes of $94,000 in the third quarter of 1996 and $1.2 million year-to-date, compared to $823,000 in the third quarter and $1.5 million year-to-date in 1995. The decrease in operating income was largely due to a decline from 1995 in realized investment gains of $293,000 in the third quarter and $356,000 year-to-date and an increase of $397,000 in insurance benefits and losses incurred in the third quarter.

Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company (collectively the "Life and Health Division") had net income of $884,000 and $2.4 million for the third quarter and year-to-date, respectively, for 1996, compared to $1.1 million and $2.5 million, respectively, for 1995. This somewhat flat net income was the result of premium revenue increases of $283,000 and $730,000 for the third quarter and year-to-date, respectively, which were offset mainly by increased life insurance policy reserves.

As previously reported, the sale of Leath Furniture, LLC ("Leath"), which had been reported as discontinued operations beginning with the fourth quarter of 1995, was completed on April 8, 1996. Therefore, the third quarter of 1996 reported no results related to Leath, compared to a net loss of $1.4 million, or $0.07 per share, for the previous third quarter. Results of discontinued operations for each of the nine month periods, ending September 30, 1995 and 1996, excluding losses previously accrued, were a net loss of $4.4 million, or $0.24 per share, which, in each case, was attributable to Leath for the period prior to its sale.

RESULTS OF OPERATIONS

Total revenue increased to $25.7 million and $74.9 million in the third quarter and first nine months, respectively, of 1996 from $13.6 million and $38.3 million, respectively, for the comparable periods in 1995. Total revenue increased in the third quarter and first nine months of 1996 mainly due to an increase in premium revenue of $11.5 million and $33.4 million, respectively. The increase in premium revenue was attributed to the inclusion of American Southern for the first time in 1996, which accounted for $11.3 million in the third quarter and $31.7 million in the first nine months of 1996. The remaining change in insurance premiums came from a $78,000 decrease in the third quarter offset by a $947,000 increase for the first nine months of 1996 in Georgia Casualty's premiums and increases of $283,000 and $730,000 in the third quarter and first nine months of 1996, respectively, from the Life and Health Division.

The decrease in Georgia Casualty's premiums for the quarter came from a decrease in worker's compensation premiums of $564,000 offset by increases of $297,000 in the business automobile market, $138,000 in the general liability market, and $52,000 in the property market. The increase for the first nine months resulted principally from an increase of $746,000 in the business automobile market. The increase in the Life and Health Division's premiums was in the life line of business which increased $453,000 for the quarter and $1.6 million for the first nine months of 1996, offset by a decrease of $171,000 and $911,000 for the quarter and nine months, respectively, in accident and health premiums. The balance of the increase in revenue was due to an increase in investment income of $1.1 million in the third quarter and $3.4 million year-to-date, of which $1.1 million and $3.1 million in the third quarter and first nine months of 1996, respectively, were attributed to the inclusion of American Southern.

Insurance benefits and losses increased to $14.9 million for the third quarter of 1996 from $6.3 million for the same quarter of 1995, and year-to-date increased to $42.9 million from $19.0 million in 1995. Increases of $8.3 million in the third quarter and $22.9 million in the first nine months of the year were attributed to Georgia Casualty and American Southern (collectively the "Casualty Division"), and $337,000 and $1.1 million increases in the third quarter and first nine months of 1996, respectively, were attributed to the Life and Health Division. The Casualty Division's increase was due to $7.9 million and $22.7 million additions in the third quarter and first nine months of 1996, respectively, from the American Southern acquisition and Georgia Casualty's increases of $397,000 and $170,000 in the third quarter and first nine months of 1996, respectively. The Life and Health Division's increase was mainly caused by increased life premiums generating an increase in reserves, whereas 1995 reflected a decrease in reserves from the elimination of a block of funeral home business.

As a percentage of premium revenue, insurance benefits and losses incurred increased to 66.11% in the third quarter of 1996 from 56.99% in 1995 and to 65.68% year-to-date for 1996 compared to 59.51% for 1995. The percentage of insurance benefits and losses incurred to premium revenue for the third quarter and year-to date in the Life and Health Division was 54.11% and 54.86%, respectively, for 1996 compared to 51.22% and 51.22% for the same periods, respectively, for 1995; for Georgia Casualty, 73.38% and 67.45% for 1996 compared to 64.76% and 71.33% for 1995; and for American Southern, 70.20% for the quarter and 71.57% year-to-date.

Commission and underwriting expenses in the first nine months rose to $19.0 million in 1996 from $11.0 million in 1995. This increase was primarily due to an increase in commissions of $5.8 million, an increase in underwriting expenses of $3.7 million, and a net deferral of acquisition costs of $1.5 million. These changes were attributed to the inclusion of American Southern which had $4.9 million of commissions, $2.9 million of underwriting expenses, and $256,000 of net deferral of acquisition costs. The balance of the nine month increase was due to increased premiums causing commissions to increase for Georgia Casualty by $446,000 and $390,000 in the Life and Health Division. Underwriting expenses increased $292,000 for Georgia Casualty and $538,000 in the Life and Health Division.

Interest expense increased to $766,000 and $2.5 million for the third quarter and first nine months of 1996, respectively, from $557,000 and $1.7 million, respectively, for the comparable 1995 periods. The increases were principally attributable to borrowings under the Company's new credit facility with Wachovia Bank of Georgia, N.A., partially offset by a reduction in the amount of outstanding debt to affiliates, which was canceled in exchange for the issuance of preferred stock effective December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's insurance subsidiaries reported a combined statutory income of $1.4 million and $5.4 million in the third quarter and first nine months, respectively, of 1996, compared to $1.3 million and $2.5 million for the same periods, respectively, in 1995. These statutory results were due to income of $237,000 in the Life and Health Division, $217,000 for Georgia Casualty, and from the addition of American Southern, whose income was $1.0 million for the third quarter of 1996. Statutory income for the first nine months of 1996 was $711,000 in the Life and Health Division, $946,000 for Georgia Casualty, and $3.7 million for American Southern. Statutory results approximate the previous explanations of generally accepted accounting principles ("GAAP") results of operations, with the exception of deferred acquisition costs and reserves in the Life and Health Division.

The primary sources of funds for the Company are dividends from its subsidiaries and management fees and borrowings from affiliates of the Company. The Company believes that additional funding would be available from certain of its affiliates to meet any additional liquidity needs, although currently there are no other arranged sources of unused borrowing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1996 remained approximately the same as in 1995. The Company believes that the fees and charges to its subsidiaries, dividends, and, if needed, borrowings from affiliates will enable the Company to meet its liquidity requirements for the foreseeable future. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will continue to provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforward. Approximately 93.0% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are also limited by insurance regulations. At September 30, 1996, Georgia Casualty had $7.7 million of accumulated statutory earnings, American Southern had $16.6 million, Bankers Fidelity Life had $5.8 million, and Atlantic American Life had an accumulated statutory deficit of $2.4 million. American Southern paid the Company dividends totaling $900,000 in each quarter of 1996. Atlantic American Life received approval in the second quarter of 1996 for payment of $2.25 million in dividends to the Parent Company; this payment was made during the third quarter.

On December 31, 1995, the Company acquired all of the outstanding stock of American Southern for an aggregate purchase price of approximately $34.0 million, consisting of $22.6 million in cash and the execution of a note in favor of the seller of $11.4 million. In connection with the acquisition, the Company entered into a Credit Agreement with Wachovia Bank of Georgia, N.A. The Credit Agreement provides for aggregate borrowings of approximately $34.0 million, of which $22.6 million was immediately drawn on December 31, 1995, to finance the cash portion of the purchase price. Subsequent to September 30, 1996, the remaining $11.4 million of the Credit Agreement was borrowed on October 11, 1996, in order to pay the balance due on the note to the seller. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from American Southern. The Company repaid $2.0 million on the Credit Agreement in the first nine months of 1996, of which $1.8 million came from dividend payments from American Southern.

Net cash provided by continuing operations totaled $3.7 million for the nine months ended September 30, 1996, compared to net cash provided by continuing operations of $4.1 million for the same period of 1995. This decline was the result of changes in the cash flows of the Parent Company, Georgia Casualty, and the Life and Health Division. The Parent Company's net cash provided by operations totaled $398,000, while net cash used by operations was $1.0 million for the same period last year. This increase was due primarily to the Parent Company's receipt of intercompany tax payments from American Southern, Georgia Casualty, and Bankers Fidelity Life in the amount of $2.1 million, compared to receipts of $1.1 million for the same period in 1995. In addition, Parent Company operating expenses declined from 1995 by $597,000. Georgia Casualty's net cash used by operating activities was $697,000 for the nine months ended September 30, 1996, compared to net cash provided by operating activities of $3.3 million for the same period in 1995. This was the result of a $1.2 million increase from 1995 in claims paid with a marginal increase of
$92,000 from 1995 in collected premiums. For the same period last year, collected premiums increased by $2.4 million over the prior year combined with an increase in claims paid of only $707,000 over the prior year. The Life and Health Division's net cash provided by operating activities totaled $880,000, compared to net cash provided by operating activities of $1.8 million for the same period in 1995. This was primarily due to a slight decline from 1995 in benefit expenses of $270,000. Bankers Fidelity Life experienced an additional cash outflow due to costs incurred in acquiring the remaining publicly-held shares of the company's stock, a transaction which was consummated on April 1, 1996. The total consideration to be paid in that transaction is approximately $1.3 million, of which approximately $814,000 was paid during the second and third quarters of 1996. Cash and short-term investments increased from $15.0 million at December 31, 1995, to $28.4 million at September 30, 1996. This increase was due to American Southern's net investment proceeds of $11.8 million, generated mainly from the purchases and sales of bonds. Total investments, excluding short-term investments, decreased to $154.7 million at September 30, 1996, from $168.1 million at December 31, 1995, due primarily to American Southern's sale of tax free investments which have not been reinvested in long-term investments, but instead remain in short-term investments.

                          PART II. OTHER INFORMATION

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Report on Form 8-K.
-----------------------------------------

   (a)  The following exhibits are filed herewith:

        Exhibit 11.   Computation of net income (loss) per common share.

        Exhibit 27.   Financial data schedule.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1996.

                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                   (Registrant)





Date:  November 12, 1996     By:   /s/
       -----------------        --------------------------------------------
                                John W. Hancock
                                Senior Vice President-Treasurer
                                (Principal Financial and Accounting Officer)