Form 10-K
period 1996-12-31
ATLANTIC AMERICAN CORP
filed 1997-03-28
CIK 8177

================================================================================
                   SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                           ------------------------

                                   FORM 10-K

           |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 1996
                                            -----------------
                                      or
           | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-3722
                                                ------
                           ------------------------

                         ATLANTIC AMERICAN CORPORATION

            (Exact name of registrant as specified in its charter)
                   Georgia                              58-1027114
        -------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)             identification no.)

          4370 Peachtree Road, N.E.,
               Atlanta, Georgia                           30319
         -------------------------------           ------------------
      (Address of principal executive offices)         (Zip code)

     (Registrant's telephone number, including area code)  (404) 266-5500
                                                           --------------

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
Yes  X .  No    .
    ---     ---
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|
                           ------------------------

      The aggregate market value of common stock held by non-affiliates of the registrant as of March 7, 1997, was $17,454,169. On March 7, 1997 there were 18,691,026 shares of the registrant's common stock, par value $1.00 per share, outstanding.
                           ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1996 - Parts I, II and IV.

  2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 6, 1997, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.
================================================================================

                              TABLE OF CONTENTS
PART I                                                                  Page
    Item  1. Business.................................................    3
                Insurance Operations..................................    4
                   Glossary of Selected Insurance Terms...............    4
                   Background.........................................    6
                   Life Companies.....................................    6
                   Georgia Casualty...................................   12
                   American Southern..................................   13
                   Marketing..........................................   13
                   Underwriting.......................................   15
                   Operating Results..................................   17
                   Premiums to Surplus Ratio..........................   18
                   NAIC Ratios........................................   18
                   Risk Based Capital.................................   18
                   Policyholder Services and Claims...................   19
                   Reserves...........................................   20
                   Reinsurance........................................   23
                   Competition........................................   24
                   Rating.............................................   24
                   Regulation.........................................   25
                   Investments........................................   27
                   Employees..........................................   28
                 Services Provided to Subsidiaries....................   28
                 Financial Information by Industry Segment............   28
                 Executive Officers of the Registrant.................   29
    Item  2. Properties...............................................   29
    Item  3. Legal Proceedings........................................   30
    Item  4. Submission of Matters to a Vote of Security Holders......   30

PART II
    Item  5. Market for the Registrant's Common Equity and
                Related Shareholder Matters...........................   31
    Item  6. Selected Financial Data..................................   32
    Item  7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   32
    Item  8. Financial Statements and Supplementary Data..............   32
    Item  9. Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..............................   32

PART III
    Item 10. Directors and Executive Officers of the Registrant.......   33
    Item 11. Executive Compensation...................................   33
    Item 12. Security Ownership of Certain Beneficial Owners and
                Management............................................   33

    Item 13. Certain Relationships and Related Transactions...........   33

PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports on
                Form 8-K..............................................   33

                                    PART I


ITEM 1.  BUSINESS

    The Company

     Atlantic American Corporation (the "Company" or the "Parent") is a Georgia holding company which during 1996 engaged primarily in the insurance business through the following subsidiaries: Atlantic American Life Insurance Company ("Atlantic American Life"), Bankers Fidelity Life Insurance Company ("Bankers Fidelity Life") (jointly, the "Life Companies"), American Southern Insurance Company and its wholly owned subsidiary, American Safety Insurance Company, (collectively, "American Southern") and Georgia Casualty & Surety Company ("Georgia Casualty" and together with American Southern, the "Casualty Division"). As of January 1, 1997 Atlantic American Life was merged with and into Bankers Fidelity Life, and the business and operations of the Life Companies are now consolidated in Bankers Fidelity Life.

     The Company was incorporated as a Georgia corporation in 1968 and during that year acquired Georgia Casualty, which was incorporated in 1947. In 1970, the Company acquired Atlantic American Life, which was incorporated in Georgia in 1946, and in 1976 Bankers Fidelity Life, a Georgia corporation incorporated in 1955. In 1991, the Company acquired substantially all of the stock of Leath Furniture, Inc. ("Leath"), an Atlanta-based furniture retailer which operates full-line, full-service retail furniture stores throughout the Midwest, Alabama and Florida. On April 8, 1996, the Company sold its approximately 88% interest in Leath. Leath is reflected as discontinued operations in the Company's financial statements for all periods presented. On December 31, 1995, the Company acquired American Southern, which was incorporated in Georgia in 1936.

     As used herein, unless the context otherwise requires, the term "Company" means the Parent holding company and its consolidated subsidiaries as of December 31, 1996. On April 1, 1996, the Company completed a merger in which it acquired the remaining publicly-held interest in Bankers Fidelity Life. Pursuant to that merger, the public shareholders of Bankers Fidelity Life received $6.25 in cash per share, and their shares of stock in Bankers Fidelity Life were canceled. On November 26, 1996, the Company completed a merger in which it acquired the remaining publicly-held interest in Georgia Casualty. Pursuant to that merger, the public shareholders of Georgia Casualty received $9.00 in cash per share, and their shares of stock in Georgia Casualty were canceled. As a result of those two transactions, the Company now owns 100% of each of its subsidiaries.

     The balance sheets of American Southern were consolidated at December 31, 1996 and 1995; however, the results of operations are included and discussed only as related to 1996.

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

Deferred Acquisition Costs.....      The  portion  of  costs  associated  with
                                     the acquisition  of  business,  including
                                     agents'  and  brokers'  commissions   and
                                     marketing expenses that are deferred.

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

Loss Ratio.....................      The  ratio  of net  incurred  losses  and
                                     loss    adjustment    expenses   to   net
                                     premiums    earned.    Incurred    losses
                                     include  an   estimated   provision   for
                                     claims which have been incurred but not reported to the insurer ("IBNR").

NAIC Ratios....................      The  NAIC  was   established  to  provide
                                     guidelines   to  assess   the   financial
                                     strength  of  insurance   companies   for
                                     state  regulatory   purposes.   The  NAIC
                                     conducts    annual    reviews    of   the
                                     financial  data  of  insurance  companies
                                     primarily  through the  application of 13
                                     financial    ratios    prepared    on   a
                                     statutory  basis.  The annual  statements
                                     are   submitted   to   state    insurance
                                     departments    to    assist    them    in
                                     monitoring insurance companies in their states, and set forth a desirable range in which companies should fall in each such ratio.

Net Premiums Written...........      Premiums    retained   by   an   insurer,
                                     including   assumed    premiums,    after
                                     deducting     premiums     on    business
                                     reinsured with others.

Reinsurance....................      A procedure  whereby an original  insurer
                                     remits  or   "cedes"  a  portion  of  the
                                     premium to a reinsurer as payment to the reinsurer for assuming a portion of the related risk.

Risk Based Capital.............      Risk  Based  Capital  ("RBC")  is  a  new
                                     method  of   measuring   the   amount  of
                                     capital  appropriate  for  a  company  to
                                     support  its overall  business  operation
                                     with   respect   to  its  size  and  risk
                                     profile.   There  are  four  major  risks
                                     that  are  used  to  measure  RBC.   They
                                     are:   1)  Asset  Risk  -  measures   the
                                     quality  of a  company's  investment.  2)
                                     Insurance  Risk -  involves  the  pricing
                                     and  exposure of a  company's  insurance.
                                     3)  Interest  Rate  Risk -  vulnerability
                                     of  a  company  to  changes  in  interest
                                     rates.     4)     Business     Risk     -
                                     vulnerability    of   the    company   to
                                     external events.

Statutory Accounting Practices.      Recording   transactions   and  preparing
                                     financial  statements in accordance  with
                                     the rules and  procedures  prescribed  or
                                     permitted  by   regulatory   authorities.
                                     The   principal    differences    between
                                     statutory  accounting  practices  ("SAP")
                                     and   generally    accepted    accounting
                                     principles   ("GAAP"),   the   method  by
                                     which the Company  generally  reports its
                                     financial   results,   are   that   under
                                     statutory  accounting  (i) certain assets
                                     that   are    nonadmitted    assets   are
                                     eliminated  from the balance sheet;  (ii)
                                     acquisition   costs   are   expensed   as
                                     incurred,  while  they are  deferred  and
                                     amortized  over  the  estimated  life  of
                                     the   policies   under  GAAP;   (iii)  no
                                     provision  is made  for  deferred  income
                                     taxes;   (iv)  the  factors  utilized  in
                                     establishing    certain    reserves    is
                                     different  than under  GAAP;  (v) certain
                                     notes  are   considered   surplus  rather
                                     than  debt;  (vi)  valuation   allowances
                                     are  established   against   investments,
                                     and (vii)  goodwill  is limited to 10% of
                                     an  insurer's   surplus,   subject  to  a
                                     10-year amortization period.

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

     Background

     Through its insurance subsidiaries, the Company offers life, accident and health insurance ("A&H"), which includes Medicare supplement and other medical care policies, as well as property and casualty insurance. In 1996, accident and health (including Medicare supplement) and life insurance accounted for approximately 30% of the Company's total net earned premiums, and property and casualty insurance accounted for approximately 70% of such premiums. Medicare supplement insurance accounted for approximately 13% of the Company's total earned premiums in 1996. The insurance subsidiaries are licensed to do business in a total of 28 states, although 87.2% of the Company's earned premiums in 1996 were derived from the states of Florida, Georgia, Indiana, Kentucky, Mississippi, Missouri, North Carolina, Tennessee, Texas and West Virginia.

     Accident and health insurance lines are offered through the Life Companies and include Medicare supplement, cancer, hospital indemnity, short-term nursing home care, accident expense, medical indemnity, and disability insurance. The Life Companies also offer ordinary whole life and term-life insurance policies. The Company's life, accident and health insurance is sold by approximately 2,500 independent agents primarily in the Southeast. Property and casualty insurance lines are offered through Georgia Casualty and American Southern and include workers' compensation, automobile insurance, and to a lesser extent, business automobile, general liability and property coverage. The Georgia Casualty lines are sold through a total of 72 independent agents primarily in the states of Mississippi and Georgia. The American Southern lines are sold through a total of 175 independent agents primarily in the Southeast and Midwest.


     Life Companies

     Atlantic American Life and Bankers Fidelity Life are legal reserve stock life insurance companies which engage in sales of accident and health insurance as well as ordinary, term, and group life insurance. The Life Companies offer nonparticipating individual life insurance policies with a number of available riders and options including double indemnity, waiver or reduction of premium, reducing or increasing term, intensive care, annuity, family term, payor death benefits, waiver of skilled nursing home benefit, terminal illness payout rider, and an additional coverage amount enhancement option not requiring additional underwriting. The accident and health insurance lines include Medicare supplement insurance in two classes (standard and preferred) as well as cancer, accident expense, disability income, hospital/surgical insurance, and short-term care (under one year). The Company still receives premiums from the discontinued lines of medical surgical and convalescent care.

     In addition, the Life Companies write a small amount of special risk accident and health insurance policies. Substantially all of the accident and health policies offer guaranteed renewals in that the policies are automatically renewable at the option of the policyholder, although the Life Companies have the right, on a state-by-state basis, to adjust premium rates on each class of policies (see "Regulation"). The insured may elect to pay premiums monthly, quarterly, semi-annually or annually. Policies lapse if premiums are more than 45 days overdue.

     Prior to 1983, the Life Companies primarily wrote life insurance. In May 1983, the Life Companies introduced a Medicare supplement policy in order to add additional product lines. The Life Companies determined that they were not well positioned to achieve significant growth in sales of life insurance. For the next five years the Life Companies focused the majority of their resources on marketing Medicare supplement insurance. As legislative changes reduced the attractiveness of writing Medicare supplement insurance, the Life Companies placed a greater emphasis on offering other products. This resulted in a steady decrease in Medicare supplement sales. Beginning in 1986, the Life Companies broadened their product base to include various supplemental health products. In September 1986, the Life Companies introduced a convalescent-care policy that provided for payment of benefits for confinement in a licensed nursing facility following a minimum three day hospital stay. The Life Companies discontinued the sale of the convalescent-care policy in 1992, when states required companies to eliminate the minimum three day hospital stay. The Life Companies' experience indicated that the minimum three day hospital stay was a key to prohibiting excessive use or over-utilization based on medical necessity. Net premiums for that product peaked at $5.1 million in 1988; after discontinuing the sale of new policies for that product, earned premiums have declined to $955,000 in 1996. In 1987, the Life Companies introduced an individual disability income product. The policy provides disability income benefits in periods of one and two years and offers an optional daily hospital indemnity rider. In January 1988, the Life Companies introduced an accident expense policy which provides for payment of benefits at predetermined rates for accidental injury or death. Accident expense premium in 1988 was $500,000, increased to $2.1 million in 1990, and decreased to $677,000 in 1996. Also in 1988, the Life Companies introduced a new cancer benefit policy that provides for a lump-sum cash payment upon diagnosis of cancer. Premium for that product was $3.4 million in 1988 but decreased to $2.0 million in 1996.

     In 1990, the Life Companies updated the life product portfolio. The Life Companies implemented several new life products to penetrate niche markets where these products have greater appeal and where less competition exists. In 1991, the companies introduced the Debt Management Program, designed to allow insureds to accumulate funds for the future repayment of college tuition debt. The program's major components consist of a 10-Pay Whole Life Policy with an Annuity Rider. This program updated the outdated Student Loan Program which began in 1986. The Life Companies also introduced a new life product for the senior market to enhance a portfolio of products that are sold exclusively in that market. The senior market life product's portfolio was revised in 1993 with the introduction of the Senior Security Life program with products marketed as the Senior Security Series. The revised program is comprised of whole life with both standard and preferred underwriting and joint whole life providing replacement of lost social security income. The life products have preferred and standard rates for males and females. Sales in this market increased in both 1995 and 1996, and the Life Companies expect to see continued growth in 1997 and 1998. Designed in 1995 and implemented in 1996, the Life Companies marketed two new level term products identified as Term Ten and Term Ten Plus. Designed to replace an old existing term product, these products were developed strategically to generate appeal in the individual payroll markets. The Term Ten is a standard level term product that is renewable at term and convertible to any whole life product offered by the companies. Term Ten Plus is also a standard level term policy that is renewable and convertible and includes an option that allows policyholders to increase their coverage amount during the second to the ninth policy years. Premium rates for the additional coverage are determined by the age of the policyholder at the time coverage originally began, not at their current age. The Life Companies have seen increased sales in other life products that are sold in concert with the new senior life products. Renewed emphasis on life sales produced an increase in life sales over the past four years. Additionally, the Life Companies began updating their array of supplemental health products in 1993.

     The Life Companies introduced four new or updated health products in 1994. The first product introduced was a short-term care product that provides nursing home coverage for 90, 180, 270 or 360 days. This product enhanced the senior citizen portfolio and was designed to target individuals who cannot afford long-term care insurance. The second product introduced was a new cancer product to be sold on an individual basis and in the payroll market. The cancer product benefits were strategically designed to be flexible, thus providing individuals with the ability to tailor their insurance programs to fit their specific needs. The third product introduced was an enhanced hospital indemnity product. This product was also designed to be sold on an individual basis and in the payroll market. As with the cancer product, the hospital indemnity benefits were strategically designed to be flexible, thus providing individuals with the ability to tailor their insurance programs to fit their specific needs. The fourth product introduced in 1994 was a dual disability product. This product provides disability benefits if the insured becomes disabled before age 65 and benefits for nursing facility coverage after age 65. The Life Companies believe this is the first product introduced with these benefits. This product is marketed on an individual and payroll basis. The implementation of these products advances the Life

Companies' plans for a more diversified portfolio, thus enabling it to compete effectively in niche markets. They also allow greater expansion of sales in the list bill (billing for more than one insured) and payroll deduction markets. To increase product revenues, the Life Companies will continue to place emphasis on the entire line of products and not rely on any one individual product. In 1995 and 1996, the Companies developed and introduced a new list bill product which pays a limited doctor benefit for a limited amount of time plus a flat $500 or $1,000 for deductibles and copayments. This product is for the list bill and payroll deduction market and is designed to enhance the existing small group voluntary products area. Also in 1995, Bankers Fidelity Life introduced a low premium Medicare product to be sold jointly with our senior citizen life products. Sales through 1996 were successful and this product will be introduced to all other states where the Life Companies operate.

     The following table sets forth annual premium information regarding the Life Companies' policies offered as of January 1, 1997:
                                                      Range of Premium
                                                      ----------------
  Medicare Supplement..........................       $300  to  $ 2,923
  Short-Term Care (1)..........................       $  9  to  $   399
  Other Accident and Health Policies...........       $  7  to  $ 1,440
  Ordinary Life (2)............................       $  3  to  $   372


     The following table summarizes, for the periods indicated, the allocation of the Life Companies' net premiums earned for each of its principal product lines and is followed by a summary of the various policies offered.

                                        Year Ended December 31,
                           --------------------------------------------------
                               1996      1995       1994      1993      1992
                               ----      ----       ----      ----      ----
                                              (in thousands)
                                              --------------
Ordinary Life..............$  8,937  $  7,037   $  6,716   $  5,130  $  4,362
Mass Market Life...........   1,303     1,260      1,395      1,541     1,769
                           --------  --------   --------   --------  --------
  Total Life...............  10,240     8,297      8,111      6,671     6,131
                           --------  --------   --------   --------  --------

Medicare Supplement........  11,560    11,882     13,347     15,052    17,212
Convalescent Care/Short-
  Term Care ...............     955     1,191      1,385      1,628     2,064
Medical Surgical...........     160       211        289        389       565
Cancer ....................   1,982     2,221      2,457      2,726     3,033
Hospital Indemnity.........     282       337        414        508       592
Accident Expense...........     677       790        892        992     1,210
Disability.................     122       142        155        154       139
                           --------  --------   --------   --------  --------
  Total Accident
    and Health.............  15,738    16,774     18,939     21,449    24,815
                           --------  --------   --------   --------  --------

     Total Life and
      Accident and Health  $ 25,978  $ 25,071   $ 27,050   $ 28,120  $ 30,946
                           ========  ========   ========   ========  ========





 -----------------
   (1) Per $10 daily benefit.
   (2) Per thousand of face amount.

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

     The Company's pre-OBRA 1990 policies consist of 4 complete supplements to Part A, and 16 alternative supplements to Part B were grandfathered. The 16 alternative Part B supplements are essentially differentiated by their deductible amounts ($0, $100 or $200) and by the percentage of benefits which apply to Medicare approved charges (20%, 70%, 80% or 100%). The Company believes that the range of benefits under its pre-OBRA 1990 Part B supplements exceeds those of the typical Part B supplements that were available before November 6, 1991.

     While a charge must be approved by Medicare before any benefit is paid, the amount of the benefit is based upon the Medicare allowable charge. Approximately 54% of the Company's Medicare supplement business in-force on December 31, 1996, provided more than the minimum 20% coinsurance coverage. Until 1991, such policies were more difficult to rate and incorporated more risk for the Company because physicians and other providers could increase their charges while Medicare did not provide a parallel increase in allowable charges. The Company would then pay the difference between the actual physician charges and the amount reimbursed by Medicare, not to exceed the policy limits. Uncontrolled increases in physician or provider charges would adversely affect the Company's underwriting results. Benefits based on maximum coverage also result in the Company's absorption of reductions in Medicare physician payments, such as reductions under the Gramm-Rudman-Hollings Act (P.L. 99-177). These increased benefit costs were offset by implementing timely rate increases.

     Under OBRA 1990, legal caps were established on physicians' and other providers' charges. Capped physician charges now have a more stabilizing effect on Medicare costs. This, in turn, allows the Company to price its products more effectively. Although OBRA 1990 will not halt medical inflation in general, it does limit the uncontrolled amount of increases in provider charges. The ultimate effect from the imposed caps beginning January 1, 1991, is lower loss ratios and improved persistency. This in turn had a stabilizing effect on Medicare supplement rates in general. Fewer and lower overall rate increases are necessary in order to manage and maintain the Life Companies' Medicare supplement blocks of business.

     Under OBRA 1990, a company can only offer Medicare supplement policies which conform to one of the ten standardized policies established by the Federal Government. The Company expects to continue to market seven of these plans, including the required core policy with basic benefits. The three plans not marketed by the Company provide prescription drug benefits.

     OBRA 1990 also mandated the following provisions that significantly changed the Company's operation:

      (1) federal certification of policies through each state;

      (2) prohibition of the sale of duplicate coverages;

      (3) a mandated loss ratio on individual policies with premium credits and/or rebates if the standard is not met; and

      (4) a prohibition against denying or limiting coverage on the basis of an applicant's health condition during the first six months in which an applicant is eligible for Medicare.

     Controlled provider caps reduced the amount physicians can charge, which has had a direct bearing on the Life Companies' claim experience. As a result, the Life Companies had limited rate increases in 1994, 1995 and 1996. The Life Companies also introduced area factors to reduce rates in various geographic areas.

     The technical corrections amendment (HR 5252 Social Security Act of 1994), effective April 28, 1995, gave states with yearly legislative sessions until April 1996 to adopt the amendment and until 1997 for those states with alternating year legislative sessions to adopt the provisions of the new act. The act covered items (2) and (4) above. Item (2) was clarified to mean duplication of coverage from any other Medicare supplement policy. Item (4) was amended to cover Medicare beneficiaries under the age of 65.

     Convalescent Care (Long-Term Care). The Life Companies discontinued the sale of this product in 1992 as each state passed legislation eliminating the required minimum three day hospital stay. It was the Company's experience that the minimum three day hospital stay was the key to prohibiting excessive use or over utilization based on medical necessity.

     Cancer, Cancer PLUS and New Cancer. The Life Companies offer several policies providing for payment of benefits in connection with the treatment of diagnosed cancer. The traditional cancer policies provide for fixed dollar payments pursuant to a scheduled benefit chart and provide benefits on an individual, joint, or family basis. The Cancer PLUS policy, introduced in 1988, includes a lump-sum payment upon diagnosis of internal cancer. In late 1994, a higher limit cancer policy, Cancer Care Solution, was introduced to complement the existing cancer portfolio and to improve benefits to this market. A modified version of Cancer Care Solution is also used in the payroll market.

     Hospital/Surgical. In 1992, the Life Companies introduced a new limited benefit hospital/surgical indemnity policy. It is intended for the market where consumers have difficulty in affording major medical coverage. Due to this product's moderate cost, it is considered to have potential effective market penetration. During 1992 through 1994, the Federal Government offered subsidies to lower income persons for the purpose of buying health insurance. This was also at a time when state and federal governments and the insurance industry were concerned about the lack of affordable health-care products. This policy was designed to qualify for the government subsidy and be affordable. In 1994 the subsidy was eliminated; the product was then updated to be more flexible by providing options on benefits, such as daily hospital confinement, and making other benefits optional instead of mandatory to meet the needs of the insuring public. Each benefit is subject to a maximum, designed to protect the Company against excessive claims. This product is also used in the payroll market.

     Medical Indemnity. In 1995, the Life Companies designed a new Medical Indemnity product. The policy provides an indemnity for visits to a physician's office or emergency room and a benefit for a routine physical examination once a year for each insured person. The benefits are available in a variety of pre-set levels. Optional benefits are available to provide a lump-sum benefit and/or daily indemnity for hospital confinement. This voluntary health product, intended for both the individual and payroll markets, fills the gaps in coverage, such as deductibles and copayments, left by more comprehensive medical policies.

     Accident Expense. In January 1988, the Company introduced an accident expense policy which provides death or dismemberment benefits due to accidental injury. In addition, the policy offers compensation for lost wages, hospital indemnity, and emergency medical service within prescribed limits. Policyholders may elect full or half coverage. Past revisions to the benefits available under this policy and premium increases implemented in 1991 and 1992 made this product profitable. Management believes that this product line will continue to grow as traditional health policies become more expensive and consumers seek supplemental policies as a replacement for expensive health insurance. The Company will continue to place greater emphasis on these policies as well as expand the product line. This product is also used in the payroll market.

     Short-Term Care (Nursing Home Coverage With Benefits Less Than One Year). In the first quarter of 1994, the Life Companies developed a short-term care product. This product serves that part of the market that cannot afford to buy the higher priced mandated coverage of long-term care products. When long-term care mandates are fully implemented, it appears that even a tax deductible premium would not reduce long-term care rates to a level affordable to more than a minority of the available market. Statistics show that approximately 75% of nursing home stays are for less than one year. However, short-term care coverage allows time to plan for payment of long-term confinement with existing family assets. More states realize that Medicaid, which pays approximately 50% of present nursing home care, is the fastest growing part of the state budget. Future spending cuts on Medicaid are likely; this will reduce long-term care coverage and increase the need for private coverage. Short-term care coverage will then be an affordable alternative product.

     Ordinary Life. The Life Companies offer various whole life insurance policies. The cost of a whole life policy is averaged over the policyholder's expected lifetime, costing more than comparable term insurance when the policyholder is younger but less as the policyholder grows older. A whole life policy combines protection with a savings plan that gradually increases in amount over time. The policyholder may borrow against the cash value or use it as collateral for a loan. Policy loans typically are at a rate of interest lower than rates available from other lending sources. The policyholder may also choose to surrender the policy and receive the cash value rather than continuing the insurance protection. The Life Companies expanded their product line by offering a preferred product and continued to monitor experience and update the application as needed. These revisions and updates resulted in increased sales.

     Term Life Insurance. The Life Companies offer several term policies, including an annual renewable term; a 5, 10, and 20-year level; a decreasing term policy; and a 10, 15, and 30-year mortgage term at amortized interest rates. In 1995 and 1996, the Life Companies developed two 10-year term products. One product was developed for individuals who are interested in a low premium product. The second product allows the insured to purchase additional insurance at their original issue age.

     Disability Products. Since 1987 the Life Companies have offered a one and two year disability product with benefits up to $1,000 of monthly income beginning after 30 days of continuous disability. Policies are available on a list bill and/or payroll deduction, as well as on an individual basis. During 1994, a new type of disability product with larger benefits was designed for utilization in the payroll market. The dual disability product transforms at age 65 to the short-term care product at reduced rates. Disability products cover both sickness and accident. The dual disability benefits range from 6 months to age 65; additional benefit periods include 1 year, 2 years, and 5 years with elimination periods of 30, 60, 90, 180, and 360 days.

     Group Term Life. New term products will be used with group underwriting in the payroll deduction program, including yearly renewable term and 10-year term.

     Mass Market Life. Prior to 1984, the Company actively marketed, through extensive newspaper and radio advertising, guaranteed issue life policies to persons aged 40 through 80, subject to maximum policy limits paying from $20,100 at age 40 to $3,420 at age 80. The Company presently receives approximately $1.1 million of annualized premiums from existing policyholders who subscribed to the mass marketed life policies.

    Georgia Casualty

     Georgia Casualty is a property-casualty insurance company engaged in the sale of specific lines of commercial insurance. Georgia Casualty focuses much of its marketing efforts on the workers' compensation insurance line. However, as part of a diversification plan, the company altered the industries it targets; as a result, significant premium volume is written in other commercial lines. Specifically, Georgia Casualty now has a significant book of business in manufacturing industries where the cause of loss is more easily identified and corrective actions are implemented through loss control programs, safety plans, drug-free workplaces, re-employment drug testing and various other programs. Georgia Casualty also provides a significant volume of coverage for service type industries and artisan contractors. Georgia Casualty no longer issues policies in high risk industries and in certain geographic areas where the regulatory and legal environment is less favorable to casualty insurers. In 1996, the company issued new policies to customers in the wood products industry for the first time since 1991, doing so only through selected agencies. The company was highly selective in renewing existing accounts in that industry by focusing only on insureds with stringent safety and loss control standards. Although Georgia Casualty writes some monoline accounts, the company makes every effort to provide each insured with a full range of coverages including workers' compensation, business automobile, general liability and property insurance coverage. In addition, Georgia Casualty provides a commercial umbrella policy for limits up to $5,000,000.

     Georgia Casualty's premium rates are determined in accordance with the factors promulgated by the National Council on Compensation Insurance and by the Insurance Services Office. In most cases, loss cost multipliers, which are modified by Georgia Casualty to reflect its own loss experience, and cost expense factors are used to produce a final premium rate.

     The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net premiums earned for each of its principal product lines:

                                          Year Ended December 31,
                               ---------------------------------------------
                               1996     1995      1994      1993       1992
                               ----     ----      ----      ----       ----
                                             (in thousands)
                                             --------------
Workers'
   Compensation............  $ 13,826 $ 14,954   $ 11,958 $  9,890  $  8,640
Business
   Automobile..............     2,550    1,436      1,054      953       974
General
   Liability...............     1,152    1,025      1,065    1,180     1,842
Property...................     1,269      887        574      801       362
                             -------- --------   -------- --------  --------

    Total Property-Casualty  $ 18,797 $ 18,302   $ 14,651 $ 12,824  $ 11,818
                             ======== ========   ======== ========  ========

Workers' Compensation. Georgia Casualty offers workers' compensation insurance policies that provide indemnity and medical benefits to insured workers for injuries sustained in the course of their employment. All other lines of business primarily are written in connection with workers' compensation.

Business Automobile. Georgia Casualty offers a business automobile policy which provides for bodily injury or property damage liability coverage, uninsured motorists coverage, and physical damage coverage.

General Liability. Georgia Casualty offers general liability policies covering bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

Property. Georgia Casualty offers property insurance policies for payment of losses on real and personal property caused by fire and other multiple perils.

     Georgia Casualty concentrated its efforts in those states and industries which management believes offer the greatest opportunity for return on equity. Specifically, Georgia

Casualty is concentrating its efforts for new business in the states of Georgia and Mississippi, which offer the greatest opportunity for future growth. In prior years, the workers' compensation line was subject to large assessments in most states from the National Council on Compensation Insurance for the Residual Market Reinsurance Pool. This was particularly true in the states of Alabama, Louisiana and Florida where Georgia Casualty elected to discontinue writing all workers' compensation exposures. The last voluntary insurance policies in these three states expired in 1995.

     During 1992, Georgia Casualty entered into agreements with the states of Florida, South Carolina, Tennessee and Texas to limit writings to a specified amount or voluntarily discontinue writing. In 1996, this restriction to limit writings in South Carolina was withdrawn, and Georgia Casualty may now commence writing business again in that state. At the end of 1993, the company elected to discontinue writing any business in the state of Alabama effective March 1, 1994, due to the legal environment in the state.

   American Southern

     American Southern is a multiple-line property and casualty insurance company primarily engaged in the sale of automobile insurance. American Southern specializes in block accounts, such as states and municipalities, which are sufficiently large to establish separate class experience.

     American Southern is licensed in 18 states in the Southeast and Midwest to write all forms of property and casualty insurance except workers' compensation. It is authorized to write business on a surplus line basis in seven additional states. During the past five years, American Southern derived at least 85% of its premium revenue from auto liability and auto physical damage coverage. However, due to recent competitive declines in physical damage pricing, American Southern has been focusing on auto liability coverage.

     The following table summarizes 1996 premiums by product line:

                             Year Ended December 31,
                             -----------------------
                                      1996
                                      ----
                                 (in thousands)
                                 --------------
Automobile Physical Damage...       $  4,865
Automobile Liability.........         30,889
General Liability............          1,947
Property.....................          3,461
Surety.......................             88
                                    --------
    Total....................       $ 41,250
                                    ========

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

     The Life Companies believe utilizing direct writing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a commission basis, administered by the Life Companies. Using independent agents also enables the Life Companies to expand their sales forces at any time without significant additional expense.

     The number of independent agents varied from approximately 2,700 in 1983 to approximately 12,000 in 1987 and approximately 2,500 presently. This decline is the result of a more selective agent selection process established in 1988. During 1993, emphasis was placed on recruiting more independent agents who would write life insurance and other lines of business directly with the Life Companies. The agents concentrate their sales activities in either the accident and health or life insurance product lines. A majority of the agents concentrated on marketing supplemental health insurance policies prior to 1993. Beginning in 1993, emphasis was placed on marketing the new expanded senior citizen life product portfolio; as a result, the senior citizen life product sales were a large part of the sales increase for the Life Companies. During 1996, a total of 1,105 agents wrote policies on behalf of the Life Companies, and 22% of those agents accounted for 81% of the Life Companies' annualized premium.

     Products of the Life Companies compete directly with products offered by other insurance companies, as agents may represent several insurance companies. The Life Companies, in an endeavor to motivate agents to market their products, offer the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions, simplified policy issue procedures, annual sales incentive programs, and in some cases protected sales territories consisting of counties and/or zip codes. From 1990 through 1996, several new marketing programs such as education and retirement funding, packaged marketing, and payroll deduction were implemented to promote the sales of updated policies offered by the Life Companies. Management believes that sales of those products will produce greater life insurance premium growth because they better meet the needs of the insureds. Additionally, the Life Companies have a combined staff of 16 employees whose primary function is to facilitate the activities of the agents and to act as liaisons between the agents and the Life Companies.

     A distribution sales system was implemented with the introduction of the Life Companies' Senior Security Series whole life plans. This distribution system is centered around a lead generation plan that rewards qualified agents with direct mail leads in accordance with monthly production requirements. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip-code or county based and encompass enough physical territory to produce a minimum senior populace of 12,000. To allow for the expense of lead generation, commissions were lowered on the Life Companies' senior citizen life plans. In addition, the Life Companies recruit at a general agent level rather than at a managing general agent level in an effort to reduce commission expenses further. The Life Companies' domicile state of Georgia was used as a test market for this new distribution and lead generation system. The results were above expectations and distribution is expanding to include all states in which the Life Companies are approved.

     This distribution system solves an agent's most important dilemma -- prospecting -- and allows the company to build a long-term relationship with individual producers who view the Life Companies as their primary company. In addition, the Life Companies' product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected area and the lead generation plan. The company believes life sales will increase through this distribution channel because of the need for agents to place all of their business with the company in order to obtain the maximum number of leads. Through this distribution channel, production per agent contracted increased substantially when compared to the Life Companies' general brokerage division.

     Georgia Casualty. Georgia Casualty's marketing efforts are directed by two marketing representatives for the states of Georgia and Mississippi. These representatives work with agents in the sale and distribution of Georgia
Casualty's insurance products. Marketing efforts are complemented by the underwriting, loss control, and audit staffs which are available to assist agents in the presentation of all insurance products and services to their insureds.

     Georgia Casualty operates through a field force of 72 independent agencies. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days notice. Georgia Casualty also offers a profit-sharing arrangement to its highest performing agents that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Currently, 54 agencies participate in the profit-sharing arrangement.

     American Southern. American Southern's business is marketed through independent agents. The premium on some of the larger accounts is adjusted based on each account's loss ratio. American Southern's auto physical damage business consists primarily of long-haul physical damage insurance produced by agents specializing in trucking insurance. These accounts are subject to retrospective commission agreements which provide that a portion of the commission paid to the agent is determined by the profitability of the business produced.

   Underwriting

     Life Companies. The Life Companies issue life insurance policies with face amounts of no less than $1,000. Life policies, excluding Senior Citizen Market Life products, are issued without medical examinations, subject to maximum policy limits ranging from $100,000 for persons under age 31 to $25,000 for persons under age 51. Medical examinations are required in connection with the issuance of life insurance policies in excess of these limits and for any amount on policies issued to customers over age 50. Paramedical examinations are ordered at age 41 for all life applications of $50,000 and above. Approximately 95% of the net premiums earned for life insurance sold during 1996 were derived from life insurance written below the Life Companies' medical limits. For the senior market, the Life Companies issue special life products on an accept-or-reject basis with a face amount from $15,000 at age 45 to a face amount of $2,000 at age 85. The Life Companies retain a maximum amount of $50,000 with respect to an individual life (see "Reinsurance").

     The Life Companies use collective underwriting practices. Applications for insurance are reviewed to determine any additional information required to make an underwriting decision, depending on the amount of insurance applied for and the applicant's age and medical history. Such additional information may include the "Medical Information Bureau Report"; medical examinations; statements from doctors who treated the applicant in the past; and, where indicated, special medical tests. If deemed necessary, the Life Companies use investigative services to supplement and substantiate information. For certain limited coverages, the Life Companies adopted simplified policy issue procedures by which the applicant submits a short application for coverage, typically containing only a few health related questions instead of presenting the applicant's complete medical history. At present, approximately 20% to 30% of the senior citizen life applications, through age 79 on the standard product and up to age 75 on the preferred, are verified by telephone. For ages 80 and above, 100% of the standard applicants are verified. All telephone verifications are made by the underwriting department. Applications not meeting the underwriting criteria are declined or additional information is requested.

     Georgia Casualty. During recent years, Georgia Casualty concentrated its underwriting efforts only in states with reasonable probability of profit. These efforts are showing very positive results. Also, the company developed a team approach to underwriting with respect to both new submissions and renewal policies. The new submission team generally includes agents, underwriting staff, loss control staff, the claims staff, and the accounting department. By receiving active input from each of these departments, the company improved its underwriting risk. Georgia Casualty also uses the team approach in renewal reviews. All accounts are reviewed by underwriting, loss control, accounting, and claims personnel. All individuals with first-hand information regarding an account are invited to share their information with the group. The results of these changes are seen in the improvement in underwriting profit.

     During the course of the policy year, extensive use is made of loss control representatives to assist underwriters in identifying and correcting potential loss exposures. The results of each product line are reviewed on a stand-alone basis. When the results are below expectations, management takes appropriate corrective action which may include raising rates, reviewing underwriting standards, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

     Until September 30, 1991, Georgia Casualty was a member of the National Workers' Compensation Reinsurance Pool, a national reinsurance fund for policies allocated to insurers under various states' workers' compensation assigned risk laws for companies that cannot otherwise obtain coverage. Losses sustained by the pool are allocated to participating members. In September 1991, Georgia Casualty was asked to collateralize that liability to the pool but declined and withdrew from the pool.

     On December 30, 1994, Georgia Casualty reached an agreement with the National Council on Compensation Insurance, Inc. (NCCI) to settle workers' compensation liabilities with the workers' compensation pool. This settlement released $13.7 million in workers' compensation pool reserves from the balance sheet and provided a one-time reduction of $4.8 million in the loss provision in the statement of operations. The credit received in 1994 represented the income effect for accident years 1991 and prior. The settlement had no impact on earnings in either 1995 or 1996.

     Since September 1991, Georgia Casualty has been a direct assignment carrier in Georgia and is assigned direct workers' compensation policies from the state rather than participating in the National Workers' Compensation Reinsurance Pool. Georgia Casualty has 263 direct assignment workers' compensation policies in force with a total net earned premium of $2.5 million in 1996. The loss experience on the direct assignment business is significantly better than the loss experience on policies that the company was assigned through the National Workers' Compensation Reinsurance Pool.

     American Southern. American Southern specializes in the handling of block accounts such as states and municipalities which are sufficiently large to establish separate class experience. All of American Southern's business is marketed through independent agents. The premium on the larger accounts is adjusted based on each account's loss ratio. American Southern's auto physical damage business consists primarily of long haul physical damage insurance produced by agents specializing in insurance for truckers. These accounts are subject to retrospective commission agreements which provide that a portion of the commission paid to the agent is determined by the profitability of the business produced.

   Operating Results


     The following table sets forth, on a statutory basis, the incurred losses and loss ratios for the Company's Accident & Health insurance lines and the incurred loss and expense ratios and combined ratios for the Company's casualty business during the past five years:


                                            Year Ended December 31,
                                      --------------------------------------

                                      1996    1995       1994    1993    1992
                                      ----    ----       ----    ----    ----
                                               (dollars in thousands)
                                               ----------------------

Accident and Health Insurance
   MEDICARE SUPPLEMENT:
      Incurred losses...............$ 7,136 $ 6,688     $ 7,582 $ 8,284  $10,403
      Loss ratio.................... 61.73%   57.6%       57.8%   56.6%    61.8%
   CONVALESCENT CARE:
      Incurred losses...............$   710 $ 1,393     $ 1,486 $ 1,861  $ 2,404
      Loss ratio.................... 74.33%  121.0%      110.3%  121.3%   124.8%
   MEDICAL SURGICAL:
      Incurred losses...............$   187 $   148     $   170 $   279  $   408
      Loss ratio....................116.59%   78.8%       61.4%   84.2%    81.0%
   CANCER:
      Incurred losses...............$   599 $   714     $   885 $ 1,035  $ 1,218
      Loss ratio.................... 30.20%   32.9%       37.0%   39.1%    41.4%
   HOSPITAL INDEMNITY
      Incurred losses...............$    54 $   171     $   206 $   215  $   266
      Loss ratio.................... 41.46%   52.9%       51.4%   65.8%    48.5%
   ACCIDENT EXPENSE:
      Incurred losses...............$   165 $   173     $   526 $   622  $ 1,204
      Loss ratio.................... 24.40%   21.9%       58.9%   62.7%    99.7%
   DISABILITY INCOME:
      Incurred losses...............$    37 $    72     $    84 $    90  $    39
      Loss ratio.................... 30.21%   50.7%       53.2%   58.5%    26.2%
    TOTAL ACCIDENT AND HEALTH:
      Incurred losses...............$ 8,888 $ 9,359     $10,939 $12,386  $15,942
      Loss ratio.................... 57.02%   57.2%       58.9%   59.6%    66.1%


Property and Casualty (1)
   WORKERS' COMPENSATION:
      Incurred losses...............$ 9,117 $12,152     $ 4,884 $ 8,709  $13,606
      Loss ratio.................... 65.95%   81.3%       41.7%   88.6%   145.9%
   BUSINESS AUTOMOBILE:
      Incurred losses...............$28,088 $ 1,373     $   737 $   250  $   576
      Loss ratio....................  73.38   95.6%       70.0%   26.2%    59.1%
   GENERAL LIABILITY:
      Incurred losses...............$ 1,618 $(1,177)(2) $ 1,431 $ 1,015  $ 1,054
      Loss ratio....................  50.8%    -         134.5%   86.0%    57.2%
   PROPERTY:
      Incurred losses...............$ 2,215 $   573     $   275 $   227  $   359
      Loss ratio....................  46.8%   64.6%       47.2%   33.4%   134.8%
    TOTAL PROPERTY AND CASUALTY:
      Incurred losses...............$41,038 $12,921     $ 7,327 $10,201  $15,595
      Loss ratio.................... 68.31%   70.6%       50.9%   79.5%   123.5%
      Expense ratio................. 27.49%   30.6%       29.8%   33.1%    32.3%
      Combined ratio................ 95.80%  102.4%      114.0%  112.6%   155.8%
   -----------------------

   (1)  Includes American Southern for 1996 only.
   (2)  Includes adjustment to reallocate reserves to workers' compensation.


   See "Reserves" for analysis of loss development and reserves.

  Premiums to Surplus Ratio

     The following table shows the statutory ratios of net premiums earned to statutory capital and surplus for Georgia Casualty. Guidelines established by the NAIC provide that this ratio for property and casualty insurance companies should not be greater than 300% (see "NAIC Ratios").

                                             Year ended December 31,
                                      ---------------------------------------
                                       1996    1995    1994    1993     1992
                                       ----    ----    ----    ----     ----
                                               (dollars in thousands)
                                               ----------------------
Georgia Casualty
   Net premiums earned............  $18,797 $18,302  $14,651 $12,824  $11,818
   Statutory capital and
     surplus......................  $13,616 $11,687  $ 9,663 $ 5,740  $ 5,293
   Premiums to surplus ratio......     138%    157%     152%    223%     223%

   NAIC Ratios

     The NAIC was established to provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states and to set forth a desirable range in which companies should fall in each such ratio.

     The NAIC suggests that insurance companies which fall outside of the "usual" range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the "usual" range, and in normal years the NAIC expects 15% of the companies it tests to be outside the "usual" range in four or more categories.

     Life Companies. For the year ended December 31, 1996, Atlantic American Life and Bankers Fidelity Life were within the NAIC "usual" range in all 13 financial ratios.

     Georgia Casualty. For the year ended December 31, 1996, Georgia Casualty was outside the NAIC "usual" range for only one ratio - the estimated current reserve deficiency to surplus ratio.

     American Southern. For the year ended December 31, 1996, American Southern was within the NAIC "usual" range in all 13 financial ratios.

   Risk-Based Capital

     RBC is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. "Authorized Control Level Risk-Based Capital" ("ACL") is calculated; if a company"s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 1996, all of the Company's insurance subsidiaries exceeded the RBC regulatory levels.

Policyholder Services and Claims

     The Company believes that prompt, efficient policyholder services are essential to its continued success in marketing its insurance products (see "Competition"). Additionally, the Company believes that persons to whom the Company markets its insurance products are particularly sensitive to claim processing time and to the accessibility of insurers to answer inquiries. Accordingly, the Company's policyholder and claims services include expeditious disposition of service requests by providing toll-free home office telephone numbers to all customers. In 1996, the Company augmented its telephone support system by installing a state-of-the-art automatic call distribution enhancement. Inbound calls to customer service support groups are now processed more efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

     During 1995 and 1996, the Company completed the installation of and conversion to a new AS400 client server system. All department representatives were trained to perform their respective responsibilities in maintaining and building the Company's client database. As a result of improved system software efficiency, the Company significantly increased responsiveness to its clients and agents.

     In 1995, a Customer Awareness Program was implemented company-wide and became the basis for the Company's customer service philosophy. All personnel were required to attend customer service classes. Hours were expanded in all service areas in the first quarter of 1995 to serve customers and agents in other time zones.

     Life Companies. While the computer software system was being implemented, several other changes were taking place within the Life Companies. A new department was established in the second quarter of 1994 to ensure that agents receive prompt service. This allows the marketing team to concentrate on building production and achieving the Life Companies' production goals. The claims department for the Life Companies consists of approximately 16 people located at the Company's home office in Atlanta. Insureds obtain claim forms by calling the claims department customer service group. To shorten claim processing time, a letter detailing all support documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into the Life Companies' claims system when the proper documentation is received. The computerized claims system was enhanced to enable the Life Companies to pay all properly documented claims within three to nine business days of receipt. During 1996, the Life Companies paid approximately 102,000 claims aggregating $14.0 million, of which approximately 97,000 claims aggregating $7.2 million were for Medicare supplement insurance. The total amount of claims paid represented approximately 51.5% of total accident and health and life earned premium revenue, and Medicare supplement claims paid represented 27.6% of total accident and health and life earned premium revenue. The Life Companies continually monitor their claims backlog and implement appropriate corrective action to maintain an average five-day payment period.

     Georgia Casualty. In 1996, Georgia Casualty completed implementation of a new property-casualty software package that should enable the company to streamline and reduce underwriting expenses in 1997 although no impact of the new system was recognized in 1996. Efficiency and productivity should improve with the new computer system, lowering operating expenses and the combined ratio in 1997. Additionally, the company positioned itself to provide strong customer service to its policyholders in 1997 by increased staffing in its underwriting department. The claims department of Georgia Casualty consists of 16 people located at the home office in Atlanta. Georgia Casualty controls its claims costs by utilizing an in-house staff of adjusters to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation to determine whether an insurable event has occurred and, if so, records the claim. This process usually occurs within 7 days of notification of the claim. Where appropriate, the company utilizes independent adjusters and appraisers to service claims which require on-site inspections. Georgia Casualty believes that its prompt claims service provides a favorable basis for competition.

     In 1994, Georgia Casualty implemented a new loss prevention and rehabilitation service called Early Case Management. This program proved to be a sound strategy in reducing insurance claim costs for the employers and insurance company and in providing better medical treatment for the injured employee. In 1995 and 1996, the claims department was increased by three case managers who are responsible for administration of the case management program.

     American Southern. American Southern controls its claims costs by utilizing its in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, records the claim. American Southern frequently utilizes independent adjusters and appraisers to service claims which require on-site inspections.

   Reserves

     The following table sets forth information concerning the Company's losses and claims and LAE reserves for the periods indicated:

                                                   1996              1995
                                                   ----              ----
     Balance at January 1...............         $79,514           $40,730

     Less: Reinsurance recoverables.....         (22,467)          (12,334)
                                                 --------          --------
         Net balance at January 1.......          57,047            28,396
                                                 --------          --------

     Incurred related to:
         Current year...................          57,481            17,017
         Prior years....................          (4,802)            5,364
                                                 --------          --------
             Total incurred.............          52,679            22,381
                                                 --------          --------

     Paid related to:
         Current year...................          28,279            13,743
         Prior years....................          24,227             8,398
                                                 --------          --------
             Total paid.................          52,506            22,141
                                                 --------          --------
     Reserves acquired due to acquisition,
       net..............................              -             28,411
                                                 --------          --------
     Net balance at December 31.........          57,220            57,047
     Plus:  Reinsurance recoverables....          26,854            11,893
            Reinsurance recoverables acquired
              due to acquisition........              -             10,574
                                                 --------          --------
     Balance at December 31.............         $84,074           $79,514
                                                 ========          ========

     Life Companies. The Life Companies establish future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996).

     Casualty Division. The Casualty Division maintains loss reserves representing estimates of amounts necessary for payment of losses and loss adjustment expenses (LAE). Loss and LAE reserves are annually reviewed by qualified independent actuaries. The Casualty Division also maintains incurred but not reported reserves (INBR) and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results; however, it is difficult to measure the effect of any one of these considerations on reserve estimates.

     The Casualty Division provides insurance benefits on casualty claims based upon (a) management's estimate of ultimate liability and claim adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes are known. Some of the major assumptions about anticipated loss emergence patterns have changed in the last few years.

     The following table sets forth the development of balance sheet reserves for unpaid losses and LAE for the Casualty Division's insurance lines ("long-tail" lines) for 1986 through 1996. This table does not present development data on an accident or policy year basis. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

     The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative deficiency" for each year represents the aggregate change in such year's estimates through the end of 1996. In evaluating this information, it should be noted that the amount of the deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the statutory reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.




                                                            Year ended December 31,
                     -----------------------------------------------------------------------------------------------
                     1996    1995    1994    1993    1992     1991     1990     1989        1988      1987      1986
                     ----    ----    ----    ----    ----     ----     ----     ----        ----      ----      ----


Reserve for losses
  and LAE          $53,496 $53,320 $50,154 $48,031 $48,485  $50,808  $52,668   $47,819(1) $ 39,036  $ 35,770  $ 28,848

Cumulative paid as of:
One year later.....         17,865  16,548  18,106  18,827   22,060   22,837    21,321      21,592    20,812    16,948
Two years later....                 25,280  25,914  27,731   32,560   35,278    33,507      32,352    32,975    27,743
Three years later..                         31,021  36,786   38,046   40,768    40,891      39,832    39,168    34,657
Four years later...                                 40,295   41,872   44,267    43,745      43,713    43,249    38,163
Five years later...                                          44,530   47,204    46,183      45,767    46,004    40,938
Six years later....                                                   49,000    48,056      47,880    47,727    42,412
Seven years later..                                                             49,835      49,674    49,671    43,750
Eight years later..                                                                         51,288    50,987    45,284
Nine years later...                                                                                   52,363    46,202
Ten years later....                                                                                             47,433

Ultimate losses and LAE reestimated as of:
End of Year........$53,496 $53,320 $50,154 $48,031 $48,485  $50,808  $52,668   $47,819(1) $ 39,036  $ 35,770  $ 28,848
One year later.....         49,799  46,249  47,021  46,756   53,700   53,676    53,212      47,314    40,990    33,083
Two years later....                 44,850  44,043  45,999   52,670   55,919    54,438      53,998    49,569    39,413
Three years later..                         45,568  48,446   53,040   55,865    56,064      55,313    55,752    46,596
Four years later...                                 53,064   52,326   56,514    55,707      56,255    55,511    51,852
Five years later...                                          56,771   56,648    56,579      56,403    56,408    51,184
Six years later....                                                   60,515    56,984      57,446    56,868    51,694
Seven years later..                                                             60,641      58,142    57,901    52,089
Eight years later..                                                                         60,791    58,626    52,972
Nine years later...                                                                                   61,391    53,339
Ten years later....                                                                                             55,241


Cumulative
deficiency.........        $ 3,521 $ 5,304 $ 2,463 $(4,579) $(5,963) $(7,847) $(12,822)   $(21,755) $(25,621) $(26,393)

---------------------------------
(1)Restated due to adjustment of $4.7 million of structured annuities changed to reinsurance in 1990.

    Reinsurance

     The insurance subsidiaries purchase reinsurance from unaffiliated insurers and reinsurers to reduce liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or "cedes," a portion or all of its exposure on insurance written by it to another insurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement. American Southern is currently the only subsidiary of the Company that assumes reinsurance.

     Life Companies. The Life Companies entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by the Life Companies on any one individual in the case of life insurance policies is $50,000. At December 31, 1996, the Life Companies' reinsured premiums totaled $10.0 million of the $288.0 million of life insurance then in force, generally under yearly renewable term agreements. Two companies accounted for the $10.0 million of reinsurance: Munich American Reassurance Company ($7.0 million) and Optimum Reinsurance ($3.0 million). Certain reinsurance agreements no longer active for new business remain in-force to cover any claims on a run-off basis.

     Georgia Casualty. Georgia Casualty continues to strengthen and improve its reinsurance program. There are currently in place treaties which apply to all casualty lines of business. Georgia Casualty's basic treaties cover all casualty claims in excess of $200,000 per person per occurrence, up to $5.0 million. These basic treaties are supplemented with additional per person treaties up to $5.0 million per person and additional catastrophe treaties for workers' compensation to a maximum of $50.0 million for any one occurrence. The property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $100,000 up to a maximum of $2.0 million. Facultative arrangements are in place for property accounts with limits in excess of $3.0 million per risk.

     Of the $11.8 million of net reinsurance recoverable on unpaid losses by Georgia Casualty at December 31, 1996, First Colony Life Insurance Company accounted for $3.6 million, Lloyds of London and other London based companies accounted for $1.0 million, and Pennsylvania Manufacturer's Associated Insurance Company accounted for $2.9 million. A number of reinsurance companies, both domestic and foreign, account for the balance.

     American Southern. The limits of risks retained by American Southern vary by type of policy and insured, and amounts in excess of such limits are reinsured. The largest net amount insured in any one risk is $100,000. Reinsurance is maintained as follows: for fire, inland marine, and commercial automobile physical damage, recovery of losses over $30,000 up to $100,000. Net retentions for third party losses are generally over $30,000 up to $100,000. Catastrophe coverage for all lines except third party liability is for 95% of $6.6 million over $400,000.

     American Southern acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by a state administrative agency naming the state and various local governmental entities as insureds. Premiums written from such policies constituted between 38% and 32% of American Southern's gross premiums written in 1992 through 1996. Management believes that its relationship with such agency is good; however, the loss of such agency as a customer could have a material adverse effect on the business or financial condition of the company.

     Premiums assumed of $25.8 million include a state contract for premiums of $15.4 million (17.9% of total earned premiums). The contract had a five- year term at inception and was renewed for a second five-year term that will expire January 31, 1998. The company has no assurance that the contract will be renewed for a third term. However, the company's ten-year experience in servicing this business provides an advantage that could affect renewal.

     Competition

     Life Companies. The life insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources and larger, more experienced staffs than the Life Companies. The Life Companies believe that the primary competitors are the Blue Cross/Blue Shield companies, AARP, the Prudential Insurance Company of America, Pioneer Life Insurance Company of Illinois, AFLAC, American Travellers, Kanawha Life, American Heritage, Bankers Life and Casualty Company, United American Insurance Corporation, and Standard Life of Oklahoma. The Life Companies compete with other insurers on the basis of premium rates, policy benefits, and service to policyholders. The Life Companies also compete with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, and market expertise. The Life Companies believe they compete effectively on the basis of policy benefits, services, and market expertise. The final implementation of the AS400 computer network system greatly improved the company's ability to service its customers and thereby improved its ability to compete.

     Georgia Casualty. The property and casualty insurance business is highly competitive in all lines. Georgia Casualty's competition can be placed in four categories: 1) companies with higher A.M. Best ratings, 2) alternative workers' compensation markets, 3) self-insured funds, and 4) insurance companies that actively solicit workers' compensation accounts. Georgia Casualty's efforts are directed in the following three general categories where the company has a reasonable chance of controlling exposures and claims: 1) manufacturing, 2 ) artisan contractors, and 3) service industries. Georgia Casualty's keys to being competitive in these areas are writing workers' compensation coverages as part of the total insurance package, a loyal network of agents and development of new agents in key territories, offering quality customer service to our agents and insureds, and providing loss control and claims management services to insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

     American Southern. All of the businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies which have been in business longer than American Southern have available more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states where American Southern operates.

     Rating

     Each year A.M. Best Company, Inc. publishes Best's Insurance Reports ("Best's") which include assessments and ratings of all insurance companies. Best's ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). Best's ratings are based on an analysis of the financial condition and operations of an insurance company compared to the industry in general. These ratings are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important in the insurance industry, and improved ratings should have a favorable impact on the ability of the companies to compete in the marketplace.

     Life Companies. Both of the Life Companies received upgrades from A.M. Best in both 1993 and 1994 after giving consideration to improvements in financial strength and other items. Bankers Fidelity Life and Atlantic American Life obtained ratings of "B-" (Good) in 1994. In 1996, a B+ rating was attained due to continued improvements in operations.

     Georgia Casualty. In early 1997, Georgia Casualty received a Best's rating of B+ (Very Good). Georgia Casualty's statutory earnings increased by $567,382, or 38.7%, in 1996 compared to 1995, which was an outstanding achievement considering the soft competitive insurance market in 1996. The surplus position of the company improved significantly in 1996 due to strong earnings and improvements in market conditions of the equity market. These conditions, along with a combined ratio of 100.3%, resulted in the improved rating.

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

     Regulation

     In common with all domestic insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices among other things. The Company's accident and health coverages generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commission of intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiaries) within the holding company system.

     Most states require that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive, or discriminatory. The Company has historically experienced no significant regulatory resistance to its applications for rate increases.

     A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 1996, $13.6 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Life Companies and Casualty Companies.

     Virtually all of the states in which the Company's insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments increased in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For the last five years, the amount incurred by the Company was not material.

     Investments

     Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table (which includes information on American Southern only for 1996 and 1995) provides information on the Company's investments as of the dates indicated.

                                                 December 31,
                                ----------------------------------------------
                                     1996            1995            1994
                                     ----            ----            ----
                                Amount Percent  Amount Percent  Amount Percent
                                ------ -------  ------ -------  ------ -------
                                            (Dollars in thousands)
                                            ----------------------

Fixed maturities:

 Bonds:
  U.S. Government, agencies
   and authorities..........  $ 73,097  39.7% $ 71,549  39.6%  $29,017   29.3%
  States, municipalities and
   political subdivisions...     3,496   1.9    21,947  12.2     3,465    3.5
  Public utilities..........     1,505    .8     4,110   2.3     3,780    3.8
  Convertibles and bonds
   with warrants attached...     1,275    .7     1,188    .7     1,088    1.1
  All other corp. bonds.....    11,562   6.3    12,829   7.1    12,680   12.8
  Certificates of deposit...       375    .2     1,690    .9     1,445    1.6
                              -------- -----  -------- -----   -------  -----
     Total fixed maturities(1)  91,310  49.6   113,313 62.85     1,475   52.1

Common and preferred
 stocks (2).................    37,762  20.5    42,116  23.3    29,571   29.9
Mortgage, policy and
  student loans (5).........    13,367   7.3    12,642   7.0    14,277   14.4
Investments in limited
 partnerships (4)...........        -     -         -     -      1,047    1.1
Real estate.................        46   NIL        46   NIL        46    NIL
Short-term investments (3)..    41,614  22.6    12,498   6.9     2,498    2.5
                              -------- -----  -------- -----   -------  -----
     Total investments......  $184,099 100.0% $180,615 100.0%  $98,914  100.0%
                              ======== =====  ======== =====   =======  =====
  ----------------------

(1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $91.6 million as of December 31, 1996, $112.9 million as of December 31, 1995, and $52.9 million at December 31, 1994.

(2) Equity securities are valued at market. Total cost of equity securities was $19.7 million as of December 31, 1996, $26.9 million at December 31, 1995, and $22.4 million at December 31, 1994.

(3)  Short-term investments are valued at cost, which approximates market value.

(4)  Investments in limited partnerships are valued at cost.

(5)  Mortgage loans and policy and student loans are valued at cost.

   Results of the investment portfolio for periods shown were as follows:

                                                Year Ended December 31,
                                                -----------------------
                                            1996        1995      1994
                                            ----        ----      ----
                                              (Dollars in thousands)
                                              ----------------------

Average investments(1).................   $180,816   $106,645   $106,549
Net investment income..................     11,005      6,142      6,163
Average yield on investments...........       6.1%       5.7%       5.8%
Realized investment gains, net.........   $  1,589   $  1,731   $    870

(1)Calculated as the average of the balances at the beginning of the year and at the end of each of the four segment quarters. The calculations for 1995 and 1994 do not include American Southern's investment portfolio.

     Management's investment strategy is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

    Employees

    The Company and its subsidiaries at December 31, 1996 employed 176 people.

Services Provided to Subsidiaries

     The Parent provides investment, data processing, personnel, administrative, insurance, and accounting services to all of its insurance subsidiaries except American Southern. In addition, all furniture, fixtures, and most equipment is owned by the Parent Company and leased to the insurance subsidiaries except American Southern. Investment services include continuous yield analysis of the subsidiaries' investment portfolios. Data processing services include utilization of hardware and software and support systems to process and adjudicate claims and maintain historical data for all policies written by any of the insurance subsidiaries. Personnel services consist of hiring, training, and administering benefit programs for approximately 140 employees. Insurance services entail billing for group plan and general insurance. Administrative and accounting services entail supplying adequate facilities, accounting, tax, auditing, and cost control records, systems and procedures appropriate to the insurance subsidiaries' operations.

     The Parent has management fee arrangements with all of its insurance subsidiaries, except American Southern, regarding investment services and the salaries of certain management personnel. The total of such management fees and service charges billed to the insurance subsidiaries amounted to $5.6 million in 1996 and 1995 and $5.4 million in 1994. While management believes the fees and charges are fair and reasonable, there can be no assurance that regulatory authorities would not object to the amount of the fees and charges.

Financial Information By Industry Segments

     Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 1996, is set forth on page 28 of the 1996 Annual Report to Shareholders, and such information by industry segment is incorporated herein by reference.

Executive Officers of the Registrant

     The table below and the information following the table set forth for each executive officer of the Company as of December 31, 1996, (based upon information supplied by each of them) his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company.
                                                                  Director or
     Name              Age       Position with the Company       Officer Since
     ----              ---       -------------------------       -------------

J. Mack Robinson        73    Chairman of the Board                   1974
Hilton H. Howell, Jr.   35    Director, President & CEO               1992
John W. Hancock         59    Senior Vice President and Treasurer     1989

     Officers are elected annually and serve at the discretion of the Board of Directors.

     Mr. Robinson served as President of the Company from September 1988 until May 1995 and has served as a Director and Chairman of the Board since 1974. He has been Chairman of the Board of Bankers Fidelity Life since 1986 and Chairman of the Board and President of Georgia Casualty since 1988. In addition, Mr. Robinson is Chairman of the Board of Bull Run Corporation; a Director of Gray Communications Systems, Inc.; the General Partner of Gulf Capital Services, Ltd.; Chairman of the Board of Leath Furniture, LLC; and the Chairman and President of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company.

     Mr. Howell has been a Director of the Company since October 1992 and President and CEO since May 1995. He served as Executive Vice President of the Company from October 1992 until May 1995. In addition, Mr. Howell has been Executive Vice President and General Counsel of Delta Life Insurance Company since November 1991 and Vice President and Secretary of Bull Run Corporation since November 1994. He is also a Director of Bankers Fidelity Life, Georgia Casualty, Bull Run Corporation, and Gray Communications, Inc. Prior thereto, he was an attorney with Liddell, Sapp, Zivley, Hill and LaBoon from October 1989 to October 1991. Mr. Howell is the son-in-law of Mr. Robinson.

     Mr. Hancock has served as Senior Vice President and Treasurer of the Company and each of the Life Companies since November 1993, prior thereto served as Vice President and Treasurer of the Company and each of the Life Companies since April 1989, and prior thereto served as Controller of the Life Companies since March 1988. He is also a Director of Bankers Fidelity Life and Georgia Casualty. Prior to joining the Company in 1988, he was Vice President of Finance with National Consultants, Inc.

ITEM 2.  PROPERTIES

Insurance

     Owned Properties. The Company owns two parcels of unimproved property consisting of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 1996, the aggregate book value of such properties was approximately $46,000.

     Leased Properties. The Company (with the exception of American Southern) leases space for its principal offices in an office building located at 4370 Peachtree Road, N.E., Atlanta, Georgia, from Delta Life Insurance Company and its affiliates, under leases which expire at various times from May 31, 2002 to July 31, 2005. Under the current terms of the leases, the Company occupies approximately 54,637 square feet of office space at an annual base rental plus a pro rata share of all real estate taxes, general maintenance, service expenses, and insurance costs with respect to the office building. Pursuant to such leases, the Company's aggregate annual rental in 1996 (including its pro rata expenses) amounted to approximately $14.65 per square foot, or $957,000. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and principal shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

     American Southern leases space for its offices in a building located at 3715 Northside Parkway, Building 400, 8th Floor, Atlanta, Georgia. The lease term expires January 31, 2000. Under the terms of the lease, American Southern occupies approximately 13,746 square feet. American Southern's annual rental payments for 1996 were approximately $14.19 per square foot, or $195,000.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

     The Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

     The Company's Common Stock is traded in the over-the-counter market and quoted on the NASDAQ National Market (Symbol: AAME). As of March 7, 1997, there were 6,730 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Stock as reported on the NASDAQ National Market.

 Year Ending December 31,                    High        Low
-------------------------                    ----        ---

1996
    1st quarter............................ $3 1/4      $2 1/8
    2nd quarter............................  4           2 3/4
    3rd quarter............................  3 5/8       3
    4th quarter............................  3 5/8       3

1995
    1st quarter............................ $2 3/4      $2
    2nd quarter............................  2 1/2       2
    3rd quarter............................  2 7/8       1 7/8
    4th quarter............................  3           2 1/8


     The Company has not paid dividends since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the Insurance Code of the State of Georgia, dividend payments to the Parent Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's insurance subsidiaries had the following accumulated statutory earnings and/or (deficits) as of December 31, 1996: Georgia Casualty - $8.5 million, American Southern - $18.4 million, Atlantic American Life - ($1.4 million), Bankers Fidelity Life - $7.0 million. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data of Atlantic American Corporation and subsidiaries for the five years ended December 31, 1996 is set forth on the inside front cover of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 25 to 30 of the 1996 Annual Report to Shareholders and are incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and related notes are set forth on pages 10 to 24 of the 1996 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the Company's definitive proxy statement to be delivered in connection with the Company's annual meeting of shareholders to be held May 6, 1996.

                                    PART IV

ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                            Page
                                                          Reference
                                                          ---------

Consolidated Balance Sheets as of December 31, 1996 and
   December 31, 1995......................................  10*
Consolidated Statements of Operations for the Three Years
   ended December 31, 1996................................  11*
Consolidated Statements of Shareholders' Equity for the
   Three Years ended December 31, 1996....................  12*
Consolidated Statements of Cash Flows for the Three Years
   ended December 31, 1996................................  13*
Notes to Consolidated Financial Statements................  14-24*
Report of Independent Public Accountants..................  31*


     * The page references so designated refer to page numbers in the 1996 Annual Report to Shareholders of Atlantic American Corporation, which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 1996 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.

                         FINANCIAL STATEMENT SCHEDULES

            Report of Independent Public Accountants
       II - Condensed financial  information of registrant for the three years ended December 31, 1996
      III - Supplementary Insurance Information for the three years ended
            December 31, 1996
       IV - Reinsurance  for the  three  years  ended  December  31,  1996
       VI - Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 1996

          Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
                                   EXHIBITS

3.1 - Restated and Amended Articles of Incorporation of the registrant [incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q for the fiscal quarter ended March 31, 1996].

3.2 - Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant's Form 10-K for the year ended December 31, 1993].

4.1 - Indenture between registrant and Wachovia Bank and Trust Company, N.A., Trustee, dated as of pril 1, 1987 relating to the registrant's 8% Convertible Subordinated Notes due May 15, 1997 [incorporated by reference to Exhibit 4.1 to the registrant's Form 10-K for the year ended December 31, 1987].

10.11 - Lease Contract between registrant and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.11 to the registrant's Form 10-K for the year ended December 31, 1992].

10.11.1 - First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to
          Exhibit 10.11.1 to the registrant's Form 10Q for the quarter ended June 30, 1993].

10.11.2 - Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to
          Exhibit 10.11.2 to the registrant's Form 10Q for the quarter ended September 30, 1994].

10.12 - Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31, 1992].

10.12.1 - First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.12.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.16 - Management Agreement between egistrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit
          10.16 to the registrant's Form 10-K for the year ended December 31, 1986].

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

10.26 - Purchase and Assignment Agreement, dated May 23, 1991, among Leath Furniture, Inc., Modernage Furniture, Inc., Wickes Companies, Inc. and Delta Life Insurance Company [incorporated by reference to Exhibit
          10.26 to the registrant's Form 10-K for the year ended December 31, 1991].

10.27 - Term Note, dated January 29, 1988, of Leath Furniture, Inc.in favor of Wickes Companies, Inc. in the principal amount of $3,750,000 and First Amendment to Term Note, dated May 23, 1991 [incorporated by reference to Exhibit 10.27 to the registrant's Form 10-K for the year ended December 31, 1991].

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

10.32.1 - First Amendment to Loan and Security Agreement dated December 19, 1994, by and between Gulf Capital Services, Ltd., Leath Furniture, Inc., and Modernage Furniture, Inc. [incorporated by reference to
          Exhibit 10.32.1 to the registrant's Form 10-K for the year ended December 31, 1994].

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

10.38 - Loan and Security Agreement dated August 26, 1991, between registrant's three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to theregistrant's Form 10-K for the year ended December 31, 1992].

10.38.1 - First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.39 - Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the year ended December 31, 1992].

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

10.44 - Tax allocation agreement dated January 28, 1994, between registrant and registrant's subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.45   -  Amendment   to  the    Promissory   Notes  dated  March  23,    1994,
          [incorporated by reference to Exhibit 10.4 5 to the Registrant's Form 10-K for the year ended December 31, 1993].

10.45.1 - Second Amendment to the Promissory Notes dated March 27, 1995, [incorporated by reference to Exhibit 10.45.1 to the registrant's Form 10-K for the year ended December 31, 1994].

10.46 - 9% Promissory Note dated December 16, 1994, between registrant and registrant's ffiliate [incorporated by reference to Exhibit 10.46 to the registrant's Form 10-K for the year ended December 31, 1994].

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

10.50 - Prime plus 1-1/2% Promissory Note d ated January 23, 1995, between Leath Furniture, Inc. and registrant's Chairman [incorporated by reference to Exhibit 10.50 to the registrant's Form 10-K for the year ended December 31, 1994].

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

13.1 - Those portions of the registrant's Annual Report to Shareholders for year ended December 31, 1996, that are specifically incorporated by reference herein.

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

29.1.1 - Schedule P from American Safety Insurance Company annual statement for year ended December 31, 1996 (submitted in paper format under cover of Form SE).

29.1.2 - Schedule P from American Southern Insurance Company annual statement for year ended December 31, 1996 (submitted in paper format under cover of Form SE).

29.1.3 - Schedule P from Georgia Casualty & Surety Company annual statement for year ended December 31, 1996 (submitted in paper format under cover of Form SE).

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

                    (Registrant) ATLANTIC AMERICAN CORPORATION

                        By:   /s/
                            ------------------------------------------
                            John W. Hancock
                            Senior Vice President and Treasurer

                            Date: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                         Date
       ---------                           -----                         ----


     /s/
   ---------------------
   J. MACK ROBINSON          Chairman of the Board                March 27, 1997

     /s/
   ---------------------
   HILTON H. HOWELL, JR.     President, Chief Executive Officer   March 27, 1997
                             and Director (Principal Executive Officer)

     /s/
   ---------------------
   JOHN W. HANCOCK           Senior Vice President and Treasurer  March 27, 1997
                               (Principal Financial Officer)

     /s/
   ---------------------
   SAMUEL E. HUDGINS         Director                             March 27, 1997

     /s/
   ---------------------
   D. RAYMOND RIDDLE         Director                             March 27, 1997

     /s/
   ---------------------
   HARRIETT J. ROBINSON      Director                             March 27, 1997

     /s/
   ---------------------
   SCOTT G. THOMPSON         Director                             March 27, 1997

     /s/
   ---------------------
   CHARLES B. WEST           Director                             March 27, 1997

     /s/
   ---------------------
   WILLIAM H. WHALEY, M.D.   Director                             March 27, 1997

     /s/
   ---------------------
   DOM H. WYANT              Director                             March 27, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------




To the Shareholders of
Atlantic American Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic American Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 14, 1997. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







                                            ARTHUR ANDERSEN LLP


     Atlanta, Georgia
     March 14, 1997

                                                                     Schedule II
                                                                     Page 1 of 3


                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ---------------------------------------------

                           ATLANTIC AMERICAN CORPORATION
                               (Parent Company Only)

                                  BALANCE SHEETS
                                  (in thousands)


                                      ASSETS
                                                              December 31,
                                                          --------------------
                                                          1996            1995
                                                          ----            ----
   Current assets:
       Cash and short-term investments                   $    382      $     24
                                                         --------      --------

   Investment in affiliates:
       Investment in insurance subsidiaries                94,797        90,551
       Investment in furniture subsidiary                      -         (1,965)
                                                         --------      --------

          Total investment in affiliated companies         94,797        88,586
                                                         --------      --------
   Income taxes receivable from subsidiaries                   55         1,435
   Other assets                                             2,278         2,541
                                                         --------      --------

                                                         $ 97,512      $ 92,586
                                                         ========      ========


                         LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
       Notes payable to affiliates                       $  1,058      $     -
       Current portion of long-term debt                    8,559        13,352
       Interest payable                                        56           527
       Other payables                                       2,076           660
                                                         --------      --------

          Total current liabilities                        11,749        14,539
                                                         --------      --------

   Income taxes payable to subsidiaries                       633            -
   Long-term debt                                          25,994        25,211
   Long-term debt payable to affiliates                        -          6,358
   Shareholders' equity                                    59,136        46,478
                                                         --------      --------

                                                         $ 97,512      $ 92,586
                                                         ========      ========


The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 2 of 3

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   ---------------------------------------------

                           ATLANTIC AMERICAN CORPORATION
                               (Parent Company Only)

                             STATEMENTS OF OPERATIONS
                                  (in thousands)

                                                   Year Ended December 31,
                                                 ---------------------------
                                                    1996     1995      1994
                                                    ----     ----      ----
   REVENUE
      Fees, rentals and interest income
         from subsidiaries                        $ 5,662  $ 5,968  $ 5,952
      Distributed earnings from subsidiaries        6,850    2,864       -
      Other                                            94       12        2
                                                  -------  -------  -------

         Total revenue                             12,606    8,844    5,954

   GENERAL AND ADMINISTRATIVE EXPENSES              6,073    5,555    5,522

   INTEREST EXPENSE                                 3,292    2,458    1,968
                                                  -------  -------  -------

                                                    3,241      831   (1,536)
   INCOME TAX PROVISION (BENEFIT)                     204      (34)  (1,632)
                                                  -------  -------  -------
                                                    3,037      865       96
   EQUITY IN UNDISTRIBUTED EARNINGS OF
     CONSOLIDATED SUBSIDIARIES, NET                 4,574    2,253    8,053
                                                  -------  -------  -------

      Income from continuing operations             7,611    3,118    8,149
      (Loss) income from discontinued operations,
         net                                       (4,447) (10,094)   1,121
                                                  -------  -------  -------
      Income (loss) before extraordinary gain       3,164   (6,976)   9,270
      Extraordinary gain                               -        -       100
                                                  -------  -------  -------

      Net income (loss)                           $ 3,164  $(6,976) $ 9,370
                                                  =======  =======  =======



The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 3 of 3

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  ---------------------------------------------
                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                                        Year Ended December 31,
                                                        -----------------------
                                                       1996      1995     1994
                                                       ----      ----     ----
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                              $ 3,164  $ (6,976) $ 9,370
      Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
         Depreciation and amortization                   452       379      292
         Equity in undistributed earnings
           of consolidated subsidiaries               (4,574)   (2,253)  (8,053)
         Loss (income) from discontinued operations    4,447    10,094   (1,121)
         Benefit from deferred taxes                      -         -    (1,000)
         Change in intercompany taxes                  2,013        -        -
         Extraordinary gain from  extinguishment of
           debt                                           -         -      (100)
         (Decrease) increase in other liabilities       (262)     (746)     812
         Minority interest                                -       (554)     205
         Other, net                                    2,528     1,790     (268)
                                                     -------  --------  -------
            Net cash provided by operating activities  7,768     1,734      137
                                                     -------  --------  -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in subsidiaries, net                     -        (38)  (2,306)
      Proceeds from sale of Leath Furniture, net       3,645        -        -
      Acquisition  of American  Southern  Insurance
        Company                                           -    (22,770)      -
      Additions to property and equipment             (1,177)   (1,058)    (646)
                                                     -------  --------  -------
            Net cash  provided  (used) by investing
                activities                             2,468   (23,866)  (2,952)
                                                     -------  --------  -------

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds  from  issuance of notes  payable to
        affiliates                                        -         -     3,175
      Proceeds from issuance of bank financing        11,352    22,642       -
      Preferred   stock   dividends  to  affiliated
        shareholders                                    (315)     (315)    (315)
      Purchase of treasury shares                       (338)     (174)      -
      Retirements  and payments of  long-term  debt
        and notes payable to affiliates              (20,662)     (675)      -
      Proceeds from exercise of stock options             85       600       19
                                                     -------  --------  -------
            Net cash (used)  provided by  financing
                activities                            (9,878)  220,078    2,879
                                                     -------  --------  -------

   Net increase (decrease) in cash                       358       (54)      64
   Cash at beginning of year                              24        78       14
                                                     -------  --------  -------
   Cash at end of year                               $   382  $     24  $    78
                                                     =======  ========  =======

   Supplemental disclosure:
      Cash paid for interest                         $ 3,763  $  2,894  $   900
                                                     =======  ========  =======
      Cash paid for income taxes                     $   116  $    128  $   115
                                                     =======  ========  =======
      Long-term   debt,   payable  to   affiliates,
        converted to preferred stock                 $    -   $ 13,400  $    -
                                                     =======  ========  =======
      Debt  to  seller  for  purchase  of  American
        Southern Insurance Company                   $    -   $ 11,352  $    -
                                                     =======  ========  =======

The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                   Schedule III
                                                                    Page 1 of 2

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTARY INSURANCE INFORMATION(1)
                                 (in thousands)


                                       Future
                                       Policy
                                      Benefits,
                                       Losses,                    Other Poicy
                       Deferred        Claims                      Claims and
                     Acquisition      and Loss        Unearned       Benefits
     Segment            Costs         Reserves        Premiums        Payable
--------------------------------------------------------------------------------

December 31, 1996:
   A & H..........   $ 2,561        $  6,924         $ 2,135          $    -
   Life...........     9,676          33,686              -             1,912
   Casualty.......     2,942          79,849          22,965            1,727
--------------------------------------------------------------------------------
                     $15,179        $120,459 (2)     $25,100          $ 3,639
================================================================================

December 31, 1995:
   A & H..........   $ 3,831        $  8,907         $ 2,222          $    -
   Life...........     8,411          32,219             -              1,905
   Casualty.......     2,657          74,693          21,918            1,983
--------------------------------------------------------------------------------
                     $14,899        $115,819 (3)     $24,140          $ 3,888
================================================================================

December 31, 1994:
   A & H..........   $ 4,594        $ 11,364         $ 2,629          $    -
   Life...........     8,521          31,572             -              1,959
   Casualty.......       438          35,435           5,111              225
--------------------------------------------------------------------------------
                     $13,553        $ 78,371 (4)     $ 7,740          $ 2,184
================================================================================

_________________________

(1) Supplementary insurance information contained above includes amounts related to American Southern for December 31, 1995 and 1996.
(2) Includes future policy benefits of $36,385 and losses and claims of $84,074.
(3) Includes future policy benefits of $36,305 and losses and claims of $79,514.
(4) Includes future policy benefits of $37,641 and losses and claims of $40,730.


                                                                                           Schedule III
                                                                                            Page 2 of 2

                              ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                  SUPPLEMENTARY INSURANCE INFORMATION(1)
                                              (in thousands)




                                                          Benefits,      Amortization
                                           Investment   Claims,Losses    of Deferred     Other      Casualty
                             Premium        Income      and Settlement   Acquisition   Operating    Premiums
      Segment                Revenue      (Losses)*(2)     Expenses         Costs     Expenses(2)   Written
---------------------------------------------------------------------------------------------------------------
December 31, 1996:
   Life...........          $ 10,240       $ 4,210        $ 6,446        $ 1,449      $ 4,543      $    -
   Casualty.......            60,047         7,377         40,245          5,349       13,039       61,068
   A & H..........            15,738         1,234          7,590          1,386        7,565           -
   Other..........               -             225             -              -         3,644           -
---------------------------------------------------------------------------------------------------------------
                            $ 86,025       $13,046        $54,281        $ 8,184      $28,791      $61,068
===============================================================================================================

December 31, 1995:
   Life...........          $  8,297       $ 3,941        $ 4,861        $ 1,799      $ 3,546      $    -
   Casualty.......            18,302         2,989         12,356             -         6,582       19,074
   A & H..........            16,774         1,442          7,472          1,922        7,796           -
   Other..........               -             (75)            -              -         2,252           -
---------------------------------------------------------------------------------------------------------------
                            $ 43,373       $ 8,297        $24,689        $ 3,721      $20,176      $19,074
===============================================================================================================

December 31, 1994:
   Life...........          $  8,111       $ 2,964        $ 5,726        $ 1,387      $ 2,762      $    -
   Casualty.......            14,651         2,940          6,513             -         5,198       16,094
   A & H..........            18,939         1,523          9,716          1,621        8,026           -
   Other..........                -             71             -              -         1,733           -
---------------------------------------------------------------------------------------------------------------
                            $ 41,701       $ 7,498        $21,955        $ 3,008      $17,719      $16,094
===============================================================================================================

  * Includes realized investment gains (losses).

_________________________

(1) Supplementary insurance information contained above includes amounts related to American Southern for 1996 only.
(2) Investment income is allocated based on the pro rata percentages of insurance reserves and policyholders' funds attributable to each segment whereas other operating expenses are allocated based on premiums collected.


                                                                     Schedule IV

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                                 (in thousands)

                                              Ceded To      Assumed
                                   Gross        Other      From Other     Net
                                   Amount     Companies    Companies    Amount
--------------------------------------------------------------------------------
Year ended December 31, 1996:
  Life insurance in force.....   $287,963     $ 10,072     $     -      $277,891
                                 ========     ========     ======       ========

Premiums  --
  Life insurance..............   $ 10,305     $     65     $     -      $ 10,240
  Accident and health
    insurance.................     15,738           -            -        15,738
  Property and casualty
    insurance(1)..............     43,317        9,009       25,739       60,047
             --                  --------     --------     --------     --------
     Total premiums...........   $ 69,360     $  9,074     $ 25,739     $ 86,025
                                 ========     ========     ========     ========

Year ended December 31, 1995:
  Life insurance in force.....   $254,349     $ 10,003     $     -      $244,346
                                 ========     ========     ========     ========

Premiums  --
  Life insurance..............   $  8,378     $     81     $     -      $  8,297
  Accident and health
    insurance.................     16,774           -            -        16,774
  Property and casualty
    insurance(1)..............     21,258        2,956           -        18,302
                                 --------     --------     --------     --------
     Total premiums...........   $ 46,410     $  3,037     $     -      $ 43,373
                                 ========     ========     ========     ========

Year ended December 31, 1994:
  Life insurance in force.....   $252,997     $ 11,043     $     -      $241,954
                                 ========     ========     ========     ========

Premiums  --
  Life insurance..............   $  8,188     $     77     $     -      $  8,111
  Accident and health
    insurance.................     18,939           -            -        18,939
  Property and casualty
    insurance(1)..............     17,035        2,384           -        14,651
                                 --------     --------     --------     --------
     Total premiums...........   $ 44,162     $  2,461     $     -      $ 41,701
                                 ========     ========     ========     ========

_________________________


(1) Information contained above includes amounts related to American Southern for 1996 only.


                                                                                                                        Schedule VI

                                        ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                               SUPPLEMENTAL INFORMATION CONCERNING

                                             PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                       (in thousands)


                                                                           Claims and Claim
                                                                           Adjustment Expenses
                                                                           Incurred Related to
                                                                           --------------------
                                                                                                Amortization   Paid Claims
                    Deferred                                      Net                           of Deferred    and Claim
                     Policy                Unearned  Earned    Investment  Current      Prior   Acquisition    Adjustment   Premiums
    Year Ended    Acquisition   Reserves   Premium   Premium     Income      Year       Years      Costs        Expenses    Written
------------------------------------------------------------------------------------------------------------------------------------
   December 31,
     1996(1)       $ 2,942      $79,849    $22,965    $60,047    $ 7,205    $44,468    $(3,403)  $ 5,349       $41,017    $61,068
====================================================================================================================================

   December 31,
     1995          $ 2,657(1)   $74,693(1) $21,918(1) $18,302(2) $ 2,989(2) $ 7,002(2) $ 5,985   $    -        $12,923(2) $19,074(2)
====================================================================================================================================

   December 31,
     1994(2)       $   438      $35,435    $ 5,111    $14,651    $ 2,940     $10,617   $(2,661)  $    -        $21,272    $16,094
====================================================================================================================================

_________________________

(1) Includes Georgia Casualty & Surety and American Southern.
(2) Includes Georgia Casualty only.
