Form 10-Q
period 1997-03-30
ATLANTIC AMERICAN CORP
filed 1997-05-14
CIK 8177

_______________________________________________________________________________


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                ___________


                                 FORM 10-Q

                                ___________

          |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 1997

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 7, 1997, was 18,644,327.

________________________________________________________________________________

                        ATLANTIC AMERICAN CORPORATION

                                    INDEX


Part 1.  Financial Information                                     Page No.

Item 1.  Financial Statements:


         Consolidated Balance Sheets -
         December 31, 1996 and March 31, 1997                         2


         Consolidated Statements of Operations -
         Three months ended March 31,1996 and 1997                    3


         Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1997                   4


         Notes to Consolidated Financial Statements                   5


Item 2.  Management's Discussion and Analysis of  Financial         6 - 8
         Condition and Results of Operations



Part II.  Other Information


Item 6.  Exhibits and report on Form 8-K                              9


Signature                                                             10

                           PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                   ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS

(In thousands, except share and per share data)
                                                         March 31,  December 31,
                                                          1997          1996
                                                         ---------   ---------

  Cash, including short-term investments of
     $40,301 and $41,614                                 $ 44,641     $ 45,499
                                                         -----------------------
  Investments:
     Bonds (Cost: $97,090 and $91,611)                     95,807       91,310
     Common and preferred stocks (cost:
        $18,597 and$19,748)                                35,723       37,762
     Mortgage loans                                         6,752        6,812
     Policy and student loans                               3,030        6,555
     Real estate                                               46           46
                                                         -----------------------
        Total investments                                 141,358      142,485
                                                         -----------------------
  Receivables:
     Reinsurance                                           27,111       26,854
     Other (net of allowance for bad debts:
        $1,041 and $1,151)                                 30,527       16,301
  Deferred acquisition costs                               15,257       15,179
  Other assets                                              4,239        4,576
  Goodwill                                                  2,063        2,100
                                                         -----------------------
        Total assets                                     $265,196     $252,994
                                                         =======================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                              $ 36,072     $ 36,385
     Unearned premiums                                     36,873       25,100
     Losses and claims                                     85,757       84,074
     Other policy liabilities                               3,882        3,639
                                                         -----------------------
        Total policy liabilities                          162,584      149,198
  Accounts payable and accrued expenses                     9,208        9,049
  Debt payable (due to affiliates:  $1,058 and
     $1,058)                                               34,611       35,611
                                                         -----------------------
         Total liabilities                                206,403      193,858
                                                         -----------------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares authorized;
       Series A preferred, 30,000 shares issued and
          outstanding, $3,000 redemption value                 30          30
       Series B preferred, 134,000 shares issued and
          outstanding, $13,400 redemption value               134         134
    Common stock, $1 par, 30,000,000 shares authorized;
       18,712,167 shares issued in 1997 and 1996;
       18,674,732 shares outstanding in 1997 and
       18,684,217 shares outstanding in 1996               18,712       18,712
    Additional paid-in capital                             53,682       54,062
    Accumulated deficit                                   (29,490)     (31,426)
    Net unrealized investment gains                        15,843       17,713
    Treasury stock, at cost, 37,435 shares in 1997
       and 27,950 shares in 1996                             (118)         (89)
                                                         -----------------------
         Total shareholders' equity                        58,793       59,136
                                                         -----------------------
            Total liabilities and shareholders' equity   $265,196     $252,994
                                                         =======================

                  The accompanying notes are an integral part of these consolidated financial statements.

                      ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                         March 31,
                                                    -------------------
In thousands, except per share data)
                                                     1997       1996
                                                    ------     ------

Revenue:
  Insurance premiums                                $21,775    $21,385
  Investment income                                   2,875      2,680
 Realized investment gains, net                          39        670
  Other income                                            2         38
                                                    ------------------
      Total revenue                                  24,691     24,773
                                                    ------------------

Benefits and expenses:
  Insurance benefits and losses incurred             14,532     14,089
  Commissions and underwriting expenses               6,044      6,392
  Interest expense                                      733        923
  Other                                               1,404      1,392
                                                    ------------------
      Total benefits and expenses                    22,713     22,796
                                                    ------------------

Income before income tax expense                      1,978      1,977
Income tax expense                                       40         -
                                                    ------------------

              Net income                            $ 1,938    $ 1,977
                                                    ==================

Net income per common share                         $  0.08    $  0.08
                                                    ==================

Weighted average common shares outstanding           18,873     18,808
                                                    ==================






















                  The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                            1997        1996
                                                            ----        ----
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                             $  1,938   $  1,977
   Adjustments to reconcile net income to net
      cash used by operating activities:
      Amortization of deferred acquisition costs             2,143        864
      Acquisition costs deferred                            (2,221)    (1,316)
      Realized investment gains                                (39)      (670)
      Increase in insurance reserves                        13,386     13,263
      Depreciation and amortization                            269        280
      Increase in receivables, net                         (14,327)   (13,906)
      Decrease in other liabilities                         (2,343)    (1,644)
      Other, net                                               311       (762)
                                                         ---------------------
         Net cash used by operating activities                (883)    (1,914)
                                                         ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured                17,342     34,769
   Investments purchased                                   (15,943)   (21,254)
   Reduction in minority interest liability payable            (46)        -
   Additions to property and equipment                        (192)      (224)
                                                         ---------------------
         Net cash provided by investing activities           1,161     13,291
                                                         ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Preferred stock dividends                                   (79)       (79)
   Proceeds from exercise of stock options                       3          9
   Purchase of treasury shares                                 (60)       (22)
   Repayments of debt                                       (1,000)        -
                                                         ---------------------
         Net cash used by financing activities              (1,136)       (92)
                                                         ---------------------

Net (decrease) increase in cash and cash equivalents          (858)    11,285

Cash and cash equivalents at beginning of period            45,499     15,069
                                                         ---------------------

Cash and cash equivalents at end of period                $ 44,641   $ 26,354
                                                         =====================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                                 $    621   $    642
                                                         =====================

   Cash paid for income taxes                             $     25   $     -
                                                         =====================








                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.     Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

Management's discussion of financial condition and results of operations for the periods ended March 31, 1997 and 1996 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries: Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern" and together with Georgia Casualty, the "Casualty Division"), and Bankers Fidelity Life Insurance Company (the "Life and Health Division"). Effective January 1, 1997, Atlantic American Life Insurance Company, a wholly-owned subsidiary of the Company, was merged with and into Bankers Fidelity Life Insurance Company.

Atlantic American Corporation's net income for the first quarter of 1997 was $1.9 million ($.08 per share) compared to net income of $2.0 million ($.08 per share) for the first quarter of 1996. The slight decline in net income was attributable to a provision of $40,000 in alternative minimum taxes for the first quarter of 1997 whereas no alternative minimum tax provision was established for the first quarter of 1996.

Georgia Casualty earned $568,000 in the first quarter of 1997 compared to $717,000 in 1996. This decline in earnings was mainly the result of decreases of $347,000 in premiums and $210,000 in realized investment gains. However these declines in income were offset by lower benefit and loss expenses, which were reduced by $479,000 from 1996. American Southern earned $1.5 million in each of the first quarters of 1997 and 1996. Earned premiums rose by $718,000 but were offset by increased benefit and loss expenses; therefore these increases did not affect operating income. The Life and Health Division earned $510,000 in the first quarter of 1997 compared to $565,000 in 1996. First quarter 1997 earnings were lower than those for the same period in 1996 primarily because of a $281,000 decrease in realized investment gains, offset by a decrease in total expenses of $149,000.

RESULTS OF OPERATIONS

Total revenue for the Company was $24.7 million for the first quarter of 1997 compared to $24.8 million in the first quarter of 1996, falling mainly from a decline in realized investment gains of $631,000 combined with a decrease in other income of $36,000. Increases of $390,000 in earned premiums and $196,000 in investment income offset these declines.

Insurance premiums rose primarily due to American Southern's increased premiums of $718,000 and a marginal increase in Life and Health Division premiums of $19,000. These increases were offset by a decline of $347,000 in Georgia Casualty's earned premiums. The Company's increase in premiums was mainly in American Southern's automobile line of business. The Life and Health Division's increased premiums were primarily in the life line of business, where premiums increased $118,000, while accident and health premiums declined $99,000. The decline in accident and health premiums represents a decrease in all lines but particularly in the hospital line where premiums dropped 32% from 1996. Overall, the Life and Health Division continues to experience a decline in accident and health premiums as a result of management's decision to market a more diversified product mix with greater emphasis on life insurance. Georgia Casualty's premiums fell mainly due to a 22% decline in workers' compensation premiums, the effect of a soft market that resulted in the need for lower rates on renewal business.

American Southern acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by a state administrative agency naming the state and various local governmental entities as insureds. Premiums written from such policies constituted between 38% and 32% of American Southern's gross premiums written in 1992 through 1996. This account is eligible for renewal in February 1998, and management believes that its relationship with such agency is good. However, the loss of such agency as a customer could have a material adverse effect on the business or financial condition of the company.

The increase in investment income of $196,000 was principally due to the increase in funds available for investment. Management has continued to focus on increasing the Company's investments in short and medium maturity bonds and government backed securities. The carrying value of funds available for investment (which includes cash and short-term investments, bonds and common and preferred stocks) at March 31, 1997, increased approximately $1.6 million mainly due to acquisitions of government bonds totaling $5.0 million while short-term investments and stocks declined by $1.3 million and $2.0 million, respectively.

Realized investment gains for the first quarter of 1997 were $39,000 compared to $670,000 for the same period in 1996. The reason for the decline was primarily due to a market downturn, which resulted in a determination to hold investments rather than sell at the depressed market prices.

Insurance benefits and losses incurred increased slightly to $14.5 million in the first quarter of 1997 from $14.1 million in 1996. This increase was the result of a $477,000 increase in the Casualty Division's benefits and losses offset by a $34,000 decrease in the Life and Health Division's benefits and losses. The Casualty Division's increase was due to higher reserves while the Life and Health Division's decrease was due to lower reserves.

As a percentage of premium revenue, insurance benefits and losses incurred increased to 66.7% in 1997 from 65.9% in 1996. In 1997, Georgia Casualty's percentage was 60.7% compared to 66.4% in 1996. American Southern's percentage in the first quarter of 1997 was 74.9% compared to 70.5% for the same period in 1996. The Life and Health Division's percentage was 57.6% in 1997 compared to 58.3% in 1996.

Commission and underwriting expenses decreased to $6.0 million in 1997 from $6.4 million in 1996 mainly due to a decline in commissions of $490,000. American Southern experienced a decline in commissions of $541,000, the Life and Health
Division saw only a slight decrease in commissions, and Georgia Casualty's commission expense increased by $52,000.

Interest expense for the first quarter of 1997 was $733,000 compared to $923,000 in the first quarter of 1996 due to a decrease in the Company's debt liability which resulted from repayments since March 31, 1996, of $4.0 million on the American Southern acquisition loan and $5.3 million of affiliated debt.

   LIQUIDITY AND CAPITAL RESOURCES

The Company's insurance subsidiaries reported a combined statutory income of $2.1 million for the first quarter of 1997 and 1996. Consistent statutory earnings were mainly due to increased income from operations offset by a reduction in realized gains of $631,000. The Life and Health Division's statutory earnings increased $344,000, and the Casualty Division's statutory earnings decreased $394,000.

In connection with the acquisition of American Southern on December 31, 1995, the Company entered into a Credit Agreement with Wachovia Bank of Georgia, N.A. At March 31, 1997, the Company had outstanding borrowings under this agreement of approximately $29.0 million, of which $3.0 million will become due and payable during the last nine months of 1997. The Company repaid $1.0 million of outstanding principal during the first quarter of 1997 as scheduled under the terms of the agreement. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1997 remained approximately the same as in 1996. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards which totaled approximately $51.0 million at March 31, 1997.

At March 31, 1997, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $25.2 million of deferred tax assets, offset by $8.9 million of deferred tax liabilities, and a $16.3 million valuation allowance. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

Approximately 94.6% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries. At March 31, 1997, Georgia Casualty had $8.6 million of accumulated statutory earnings, American Southern had $18.5 million of accumulated statutory earnings, and Bankers Fidelity had $17.8 million of accumulated statutory earnings. American Southern paid the Company dividends of $900,000 in the first quarter of 1997.

The Company believes that the fees and charges it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. The Company anticipates that the funds to be used to retire the $5.6 million in outstanding principal amount of the Company's 8% Convertible Subordinated Notes due May 15, 1997, will come from bank financing. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

Net cash used by operating activities was $883,000 in 1997 compared to net cash used by operating activities of $1.9 million in the first quarter of 1996. This improvement in operating cash flows was due mainly to lower Company expenses and lower claims paid by Georgia Casualty. The Company's interest expense declined by $190,000 and data processing expenses declined by $70,000. Georgia Casualty's claims paid decreased from 1996 by $550,000. Cash and short-term investments decreased from $45.5 million at December 31, 1996, to $44.6 million at March 31, 1997, mainly due to the sale of short-term investments, the proceeds of which were used for non-investment purposes. Total investments (excluding short-term investments) decreased to $141.4 million at March 31, 1997, from $142.5 million at December 31, 1996, due primarily to declines of $3.5 million in policy and student loans and $2.0 million in common and preferred stocks offset by a net increase in bonds of $4.5 million.

                           PART II. OTHER INFORMATION


                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES



Item 6.  Exhibits and Report on Form 8-K.

   (a)  The following exhibits are filed herewith:

        Exhibit 11.   Computation of net income per common share.

        Exhibit 27.   Financial data schedule.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                                  (Registrant)





Date:  May 14, 1997           By:           /s/
       -------------------        --------------------------------------------
                                  John W. Hancock
                                  Senior Vice President-Treasurer
                                  (Principal Financial and Accounting Officer)