Form 10-Q
period 1997-06-30
ATLANTIC AMERICAN CORP
filed 1997-08-14
CIK 8177

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

               For the quarterly period ended June 30, 1997

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 7, 1997, was 18,594,369.

--------------------------------------------------------------------------------

                        ATLANTIC AMERICAN CORPORATION

                                    INDEX


Part 1.  Financial Information                                     Page No.
------------------------------                                     --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             December 31, 1996 and June 30, 1997                      2


             Consolidated Statements of Operations -
             Three months and six months ended June 30, 1996          3
             and 1997


             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1996 and 1997                  4


             Notes to Consolidated Financial Statements               5


Item 2.  Management's Discussion and Analysis of  Financial         6 - 9
         Condition and Results of Operations



Part II.  Other Information
---------------------------


Item 4.  Submission of matters to a vote of security holders          10

Item 6.  Exhibits and report on Form 8-K                              10


Signature                                                             11

                           PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
--------------------------------

                   ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                 ASSETS
(In thousands, except share and per share data)
                                                    June 30,     December 31,
                                                      1997           1996
                                                    --------     ------------
  Cash, including short-term investments of         $ 32,734       $ 45,499
  $30,047 and $41,614                               -------------------------
  Investments:
     Bonds (cost: $105,978 and $91,611)              105,642         91,310
     Common and preferred stocks (cost: $19,543
       and $19,748)                                   39,335         37,762
     Mortgage loans                                    6,700          6,812
     Policy and student loans                          2,612          6,555
     Real estate                                          46             46
                                                    -------------------------
        Total investments                            154,335        142,485
                                                    -------------------------
  Receivables:
     Reinsurance                                      26,083         26,854
     Other (net of allowance for bad debts:
       $1,042 and $1,151)                             26,590         16,301
  Deferred acquisition costs                          15,925         15,179
  Other assets                                         4,397          4,576
  Goodwill                                             2,025          2,100
                                                    =========================
        Total assets                                $262,089       $252,994
                                                    =========================

                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                         $ 35,881       $ 36,385
     Unearned premiums                                33,127         25,100
     Losses and claims                                84,595         84,074
     Other policy liabilities                          4,045          3,639
                                                    -------------------------
        Total policy liabilities                     157,648        149,198
  Accounts payable and accrued expenses                7,720          9,049
  Debt payable (due to affiliates: $0 and $1,058)     33,611         35,611
                                                    -------------------------
         Total liabilities                           198,979        193,858
                                                    -------------------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares
      authorized;
       Series A preferred, 30,000 shares issued
         and outstanding, $3,000 redemption value         30             30
       Series B preferred, 134,000 shares issued
         and outstanding, $13,400 redemption value       134            134
    Common stock, $1 par, 30,000,000 shares
         authorized; 18,712,167 shares issued in
         1997 and 1996; 18,591,222 shares
         outstanding in 1997 and 18,684,217 shares
         outstanding in 1996                          18,712         18,712
    Additional paid-in capital                        53,300         54,062
    Accumulated deficit                              (28,140)       (31,426)
    Net unrealized investment gains                   19,456         17,713
    Treasury stock, at cost, 120,945 shares in
      1997 and 27,950 shares in 1996                    (382)           (89)
                                                    -------------------------
         Total shareholders' equity                   63,110         59,136
                                                    =========================
                 Total liabilities and
                   shareholders' equity             $262,089       $252,994
                                                    =========================

   The accompanying notes are an integral part of these financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                          --------------------------------------
 (In thousands, except per share data)      1997      1996      1997     1996

Revenue:
  Insurance premiums                      $21,229   $21,458   $43,003  $42,843
  Investment income                         2,836     2,878     5,712    5,558
  Realized investment gains, net              248        11       286      681
 Other income                                  26        67        28      105
                                          --------------------------------------
      Total revenue                        24,339    24,414    49,029   49,187
                                          --------------------------------------
Benefits and expenses:
  Insurance benefits and losses incurred   14,937    13,953    29,468   28,045
  Commissions and underwriting expenses     5,747     6,260    11,792   12,648
  Interest expense                            738       801     1,471    1,724
  Other                                     1,451     1,551     2,854    2,944
                                          --------------------------------------
      Total benefits and expenses          22,873    22,565    45,585   45,361
                                          --------------------------------------


Income before income tax expense and
   discontinued operations                  1,466     1,849     3,444    3,826
Income tax expense                            (20)      (59)      (60)     (59)
                                          --------------------------------------
Income from continuing operations           1,446     1,790     3,384    3,767
Loss from discontinued operations              -     (4,447)       -    (4,447)
                                          --------------------------------------

      Net income (loss)                   $ 1,446   $(2,657)  $ 3,384  $  (680)
                                          ======================================

Net income (loss) per common share data:
   Continuing operations                  $  0.06   $ 0.08    $  0.14  $  0.16
   Discontinued operations                     -     (0.24)        -     (0.24)
                                          --------------------------------------

      Net income (loss)                   $  0.06    (0.16)      0.14    (0.08)
                                          ======================================

Weighted average common shares
  outstanding                              18,730   18,901     18,801   18,855
                                          ======================================



   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             June 30,
                                                         ------------------
                                                           1997       1996
                                                         ------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                    $  3,384    $  (680)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Amortization of deferred acquisition costs           4,188      1,805
      Acquisition costs deferred                          (4,934)    (2,273)
      Realized investment gains                             (286)      (681)
      Increase in insurance reserves                       8,450     10,163
      Depreciation and amortization                          544        557
      Increase in receivables, net                        (8,728)    (8,380)
      Decrease in other liabilities                       (2,587)      (861)
      Other, net                                              97      1,430
                                                        ---------------------
         Net cash provided by continuing operations          128      1,080
         Net cash used by discontinued operations             -      (5,902)
                                                        ---------------------
         Net cash provided (used) by operating
           activities                                        128     (4,822)
                                                        ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured              24,663     56,741
   Investments purchased                                 (34,553)   (42,727)
   Reduction in minority interest liability payable          (54)      (698)
   Additions to property and equipment                      (346)      (404)
                                                        ---------------------
    Net cash (used) provided by continuing
      operations                                         (10,290)    12,912
    Net cash used by discontinued operations                  -        (440)
                                                        ---------------------
    Net cash (used) provided by investing
      activities                                         (10,290)    12,472
                                                        ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                                (158)      (158)
   Proceeds from exercise of stock options                    48          9
   Purchase of treasury shares                              (493)       (22)
   Repayments of debt                                     (2,000)    (6,300)
                                                        ---------------------
    Net cash used by continuing operations                (2,603)    (6,471)
    Net cash provided discontinued operations                 -       6,342
                                                        ---------------------
    Net cash used by financing activities                 (2,603)      (129)
                                                        ---------------------

Net (decrease) increase in cash and cash
  equivalents                                            (12,765)     7,521
Cash and cash equivalents at beginning of period          45,499     15,069
                                                        ---------------------
Cash and cash equivalents at end of period              $ 32,734    $22,590
                                                        =====================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                  $ (1,527)   $(1,989)
                                                        =====================
Cash paid for income taxes                              $    (85)   $   (27)
                                                        =====================



   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.     Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      Management's discussion of financial condition and results of operations for the periods ended June 30, 1997 and 1996 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries: Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern" and together with Georgia Casualty, the "Casualty Division"), and Bankers Fidelity Life Insurance Company (the "Life and Health Division"). Effective January 1, 1997, Atlantic American Life Insurance Company, which was a wholly-owned subsidiary of the Company, was merged with and into Bankers Fidelity.

      The Company's net income for the second quarter of 1997 was $1.4 million ($0.06 per share) compared with net income from continuing operations of $1.8 million ($0.08 per share) for the second quarter of 1996. Net income year-to-date for 1997 was $3.4 million ($0.14 per share) compared with net income from continuing operations of $3.8 million ($0.16 per share) in 1996. The primary reason for the decline in earnings for the second quarter and year-to-date was an increase in insurance benefits and losses incurred of 7% for the quarter and 5% year-to-date.

      Georgia Casualty earned $494,000 in the second quarter of 1997 and $1.1 million year-to-date compared with $366,000 and $1.1 million, respectively, for the same periods in 1996. The improvement in operating income for the quarter was mainly due to an increase in premiums of $331,000, an increase in realized gains of $151,000, and a decrease in commissions and underwriting expenses of $152,000. An increase of $489,000 in benefits and losses mitigated these improvements. Year-to-date earnings remained constant due to offsetting increases in total revenue and decreases in total expenses.

      American Southern earned $1.1 million for the quarter and $2.6 million year-to-date compared with $1.4 million and $2.9 million, respectively, for the same periods in 1996. The decline in earnings for the quarter is due to a $490,000 decrease in premiums that was partially offset by a $164,000 increase in investment income. Year-to-date earnings fell primarily because of an $839,000 increase in insurance benefits and losses incurred, which were partially offset by increases of $228,000 in premiums and $280,000 in investment income.

      The Life and Health Division earned $511,000 and $1.0 million for the second quarter and year-to-date, respectively, for 1997, compared with $960,000 and $1.5 million, respectively, for 1996. Quarter- and year-to-date earnings fell primarily because of increases of $667,000 and $630,000, respectively, in insurance benefits and losses incurred. In the second quarter investment income decreased by $148,000, thus compounding the decline in earnings. However, a decline of $342,000 in commissions and underwriting expenses during the second quarter offset the decrease in earnings.

      The Company announced on February 21, 1996, its intention to sell its interest in Leath Furniture and its subsidiaries. Therefore, beginning with the fourth quarter of 1995, the Company began reporting the results from its furniture operations as discontinued operations. The Company completed the sale of Leath Furniture on April 8, 1996, which, as anticipated, resulted in a loss. The loss reported in the second quarter of 1996 and for the first six months of 1996 was $4.4 million ($0.24 per share).

RESULTS OF OPERATIONS

      Total revenue decreased modestly to $24.3 million and $49.0 million in the second quarter and first half, respectively, of 1997 from $24.4 million and $49.2 million, respectively, for the comparable periods in 1996. Total revenue decreased in the second quarter of 1997 mainly due to a $229,000 decrease in premium revenue. Decreases in investment income of $42,000 and in other income of $41,000 represented the balance of the decline in revenue. An increase in realized gains of $237,000 offset these decreases. Total revenue decreased year-to-date mainly due to a decline in realized gains of $395,000. The balance of the decline in revenue is due to a decrease of $77,000 in other income, offset by increases in premiums of $160,000 and in investment income of $154,000.

      Declines of $69,000 in the Life and Health Division and $490,000 for American Southern resulted in the decrease in premium revenue for the quarter. An increase of $331,000 for Georgia Casualty offset this decrease in premiums. The Life and Health Division's decline in premiums was the result of a 3% drop in Life lines of business offset by a less than 1% increase in accident and health premiums. The increase in Georgia Casualty's premiums for the quarter was generated from the business automobile and general liability markets, which increased $392,000 and $366,000 respectively.

      A $228,000 increase in American Southern's premiums, primarily in the automobile line, resulted in higher premium revenue for the year. However, declines in the Life and Health Division's premiums of $51,000 and in Georgia Casualty's premiums of $16,000 partially offset American Southern's increase. The Life and Health Division's accident and health premiums fell $84,000 due primarily to a 25% drop in Hospital premiums. A slight increase in life premiums of less than 1% offset the decline in accident and health premiums. Georgia Casualty experienced a decline of $1.1 million in workers' compensation premiums. However, increases of $851,000, $45,000, and $222,000 in the business automobile, general liability, and property markets, respectively, more than offset these declines. Workers' compensation premiums declined as a result of the competitive nature of the soft insurance market. These market conditions can cause decreases of 25% to 30% on policy renewals. The drop in average premium per workers' compensation policy was offset partially by an overall increase in the number of workers' compensation policies. The automobile and property insurance lines experienced increased premiums because these trial niche markets were expanded to include more agents.

      Investment income decreased in the second quarter by $42,000 but increased year-to-date by $154,000 principally due to the increase in funds available for investment in the first quarter. Management has continued to focus on increasing the Company's investments in short and medium maturity bonds and government backed securities. The carrying value of funds available for investment (which includes cash and short-term investments, bonds, and common and preferred stocks) at June 30, 1997, increased approximately $3.1 million. This increase was mainly due to acquisitions of government bonds totaling $15.4 million while short-term investments declined by $11.6 million.

      Realized investment gains for the second quarter increased $237,000 from the same period in 1996 primarily due to improved market prices. Realized gains for the year fell $395,000 from 1996 due to a market downturn during the first quarter of 1997. Due to unfavorable market conditions, the Company chose to hold certain investments rather than sell at the lower market prices.

     Insurance benefits and losses increased to $14.9 million for the second quarter of 1997 from $14.0 million for the same quarter of 1996, and year-to-date they increased to $29.5 million from $28.0 million in 1996. The Casualty Division experienced increases of $349,000 in the second quarter and $849,000 in the first half of the year. Increases of $667,000 and $630,000 in the second quarter and first half of 1997, respectively, were attributed to the Life and Health Division. These increases resulted from higher claims expense for the quarter of $2.6 million and for the year of $1.9 million. A decline in reserves for the quarter of $1.6 million and for the year of $476,000 partially offset these higher claims.

      As a percentage of premium revenue, insurance benefits and losses increased to 70.36% in the second quarter of 1997 from 65.02% in 1996 and to 68.53% year-to-date for 1997 from 65.46% in 1996. The percentage of insurance benefits and losses incurred to premium for the second quarter and year-to-date for each of the subsidiaries were as follows:

                                    QTD                            YTD
                         -------------------------------------------------------
                             1997           1996            1997           1996
                         -------------------------------------------------------
Life and Health Division    63.12%         52.16%          60.36%         55.24%
Georgia Casualty            67.68%         62.40%          64.19%         64.55%
American Southern           76.25%         74.03%          75.58%         72.32%

     Commission and underwriting expenses in the first six months decreased to $11.8 million in 1997 from $12.6 million in 1996. This decrease was primarily due to a decrease in commissions of $274,000, a decrease in underwriting expenses of $305,000, and a net deferral of acquisition costs of $278,000. Commissions declined $168,000 in the Casualty Division and $106,000 in the Life and Health Division for the first half of 1997. Underwriting expenses decreased $235,000 and $348,000 in the Casualty Division and in the Life and Health Division, respectively. The Life and Health Division periodically reevaluates deferred acquisition costs and their related amortization periods and also the benefit reserves that are established on life, accident and health policies. In 1997 the Division modified its methodology for recording and amortizing deferred acquisition costs for the final expense line to more appropriately reflect the current expenses related to acquiring these policies. The net effect of this change in estimate contributed to the performance of the Life and Health Division.

      Interest expense for the second quarter of 1997 was $738,000 compared with $801,000 for the second quarter of 1996. Interest expense for the first half of 1997 was $1.5 million compared with $1.7 million for the same period in 1996. Lower interest expense resulted from repayments, since March 31, 1996, of $6.0 million on the American Southern acquisition loan and $5.3 million of affiliated debt.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's insurance subsidiaries reported a combined statutory income of $1.1 million and $3.2 million in the second quarter and first half of 1997, compared with $2.1 million and $4.2 million for the same periods in 1996. These quarterly statutory results were attributable to income of $27,000 in the Life and Health Division, $222,000 for Georgia Casualty, and $861,000 for American Southern. Statutory income for the first half of 1997 was $533,000 in the Life and Health Division, $765,000 for Georgia Casualty, and $1.9 million for American Southern.

      In connection with the acquisition of American Southern on December 31, 1995, the Company entered into a Credit Agreement with Wachovia Bank of Georgia, N.A. ("Wachovia"). At June 30, 1997, the Company's outstanding borrowings under this agreement were approximately $28.0 million, of which $2.0 million will become due and payable during the last six months of 1997. The Company repaid $2.0 million of outstanding principal during the first half of 1997 as scheduled under the terms of the agreement. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement.

      On May 15, 1997, the Company received financing from Wachovia pursuant to its existing credit agreement in the amount of $5.6 million. These funds were used to retire the $5.6 million in outstanding principal of the Company's 8% Convertible Subordinated Notes, which matured on May 15, 1997. The note payable to Wachovia is due December 31, 2000, and interest is payable quarterly in arrears.

      On July 15, 1997, the Company announced that Bankers Fidelity reached a definitive agreement to acquire American Independent Life Insurance Company. Approximate consideration to be given is $2.9 million in cash and a $700,000 promissory note. American Independent Life Insurance Company, headquartered in King of Prussia, Pennsylvania, specializes in traditional life insurance and supplemental health insurance. The acquisition is subject to regulatory approval and is expected to be completed by the end of the third quarter of 1997.

      The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1997 remained approximately the same as in 1996. In addition the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $50.7 million at June 30, 1997. The Company believes that the fees and charges it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have a material adverse effect on the Company's liquidity, capital resources, or operations.

     American Southern acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by a state administrative agency and naming the state and various local governmental entities as insureds. Premiums written from such policies constituted between 38% and 32% of American Southern's gross premiums written in 1992 through 1996. This account is eligible for renewal in February 1998, and management believes that its relationship with such agency is good. However, the loss of such agency as a customer could have a material adverse effect on the financial condition of the Company.

     At June 30, 1997, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $24.8 million of deferred tax assets, offset by $10.2 million of deferred tax liabilities, and a$14.6 million valuation allowance. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, based on historical performance, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

     At June 30, 1997, approximately 95.0% of the investment assets of the insurance subsidiaries were in marketable securities that could be converted into cash, if required. However, state insurance regulations limit use of such assets by the Company. Dividend payments to the Company by its insurance subsidiaries are also limited by insurance regulations. At June 30, 1997, the subsidiaries' accumulated statutory earnings were as follows: Georgia Casualty - $9.9 million, American Southern - $18.4 million, and Bankers Fidelity - $18.1 million. American Southern paid the Company dividends totaling $1.8 million in the first six months of 1997. Bankers Fidelity paid the Company a dividend totaling $1.0 million in the second quarter of 1997.

     Net cash provided by operating activities totaled $128,000 in 1997, compared with net cash provided by continuing operations of $382,000 in the first half of 1996. The decline in cash provided by operations was primarily due to higher claims paid year-to-date by Georgia Casualty of $208,000 and Bankers Fidelity of $874,000. Cash used by these subsidiaries was offset by cash provided by American Southern of $1.9 million.

      Cash and short-term investments decreased from $45.5 million at December 31, 1996, to $32.7 million at June 30, 1997. This decrease was primarily the result of investment purchases exceeding investment sales during the second quarter. American Southern's net investment activities used cash of $8.9 million, and Bankers Fidelity's net investment activities used cash of $2.3 million. In addition, the Company paid $1.0 million for a principal maturity on the American Southern acquisition loan. Total investments (excluding short-term investments) increased to $154.3 million at June 30, 1997, from $142.5 million at December 31, 1996, due to additional investment purchases, primarily bonds, made during the second quarter.

                           PART II. OTHER INFORMATION

                      ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES




Item 4.  Submission of matters to a vote of security-holders.
-------------------------------------------------------------

   On May 6, 1997, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, for approval of the 1996 Director Plan, and the appointment of Arthur Andersen LLP as the Company's auditors.

Election of Directors                                    Shares Voted
-------------------------------------------   ----------------------------------

Director Nominee                                     For            Withheld
----------------                                     ---            --------
J. Mack Robinson                                 16,920,802          22,579
Hilton H. Howell, Jr.                            16,922,641          20,740
Samuel E. Hudgins                                16,912,716          30,665
D. Raymond Riddle                                16,912,716          30,665
Harriett J. Robinson                             16,919,937          23,444
Scott G. Thompson                                16,922,716          20,665
William H. Whaley, M.D.                          16,921,624          21,757
Dom H. Wyant                                     16,910,734          32,647


1996 Director Plan                                       Shares Voted
-------------------------------------------   ----------------------------------

                                                  For       Against     Abstain
                                                  ---       -------     -------
                                              16,802,012    94,881      46,488


Appointment of Independent
Public Accountants                                       Shares Voted
-------------------------------------------   ----------------------------------

                                                  For       Against     Abstain
                                                  ---       -------     -------
Arthur Andersen LLP                           16,908,221    10,165      24,995


Item 6.  Exhibits and Report on Form 8-K
-----------------------------------------

   (a) The following exhibits are filed herewith:

       Exhibit 11.    Computation of net loss per common share.

       Exhibit 27.    Financial data schedule.

       Exhibit 99.1   Press release issued July 15, 1997

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1997.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                                  (Registrant)





Date:  August 14, 1997        By:      /s/
       ---------------            ----------------------------------------------
                                  John W. Hancock
                                  Senior Vice President-Treasurer
                                  (Principal Financial and Accounting Officer)