Form 10-Q
period 1997-09-30
ATLANTIC AMERICAN CORP
filed 1997-11-12
CIK 8177

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

             For the quarterly period ended September 30, 1997

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 7, 1997, was 18,899,747.


--------------------------------------------------------------------------------

                        ATLANTIC AMERICAN CORPORATION

                                    INDEX


Part 1.  Financial Information                                     Page No.
------------------------------                                     --------

Item 1.  Financial Statements:


         Consolidated Balance Sheets -
         December 31, 1996 and September 30, 1997                     2


         Consolidated Statements of Operations -
         Three months and nine months ended September 30,
         1996 and 1997                             `                  3


         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1997                4


         Notes to Consolidated Financial Statements                   5


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         6-8



Part II. Other Information
---------------------------


Item 6.  Exhibits and reports on Form 8-K                             9


Signatures                                                            10

                           PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
--------------------------------

                   ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
                                       ASSETS
                                                           September   December
                                                              30,         31,
                                                             1997        1996
                                                           ---------   ---------
 Cash, including short-term investments of $40,787 and
   41,614                                                  $ 47,005    $ 45,499
                                                           ---------------------
  Investments:
     Bonds (cost: $95,482 and $91,611)                       95,815      91,310
     Common and preferred stocks (cost: $18,042 and
       $19,748)                                              43,071      37,762
     Mortgage loans                                           4,281       6,812
     Policy and student loans                                 4,152       6,555
     Real estate                                                 46          46
                                                           ---------------------
        Total investments                                   147,365     142,485
                                                           ---------------------
  Receivables:
     Reinsurance                                             24,493      26,854
     Other (net of allowance for bad debts: $876 and
       ($1,151)                                              21,547      16,301
   Deferred acquisition costs                                16,429      15,179
  Other assets                                                7,001       4,576
  Goodwill                                                    1,988       2,100
                                                           =====================
          Total assets                                     $265,828    $252,994
                                                           =====================

                        LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                                $ 35,888    $ 36,385
     Unearned premiums                                       30,225      25,100
     Losses and claims                                       84,379      84,074
     Other policy liabilities                                 4,230       3,639
                                                           ---------------------
        Total policy liabilities                            154,722     149,198
                                                           ---------------------
  Accounts payable and accrued expenses                       7,496       9,049
  Debt payable ($0 and $1,058 due to affiliates)             32,611      35,611
                                                           ---------------------
         Total liabilities                                  194,829     193,858
                                                           ---------------------

Commitments and contingencies Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares authorized;
      Series A preferred, 30,000 shares issued and
        outstanding, $3,000 redemption value                     30          30
      Series B preferred, 134,000 shares issued and
        outstanding, $13,400 redemption value                   134         134
    Common stock, $1 par, 30,000,000 shares authorized;
      18,712,167 shares issued in 1997 and 1996;
      18,613,324 shares outstanding in 1997 and
      18,684,217 shares outstanding in 1996                  18,712      18,712
   Additional paid-in capital                                52,921      54,062
   Accumulated deficit                                      (25,836)    (31,426)
   Net unrealized investment gains                           25,362      17,713
   Treasury stock, at cost, 98,843 shares in 1997 and
     27,950 shares in 1996                                     (324)        (89)
                                                           ---------------------
     Total shareholders' equity                              70,999      59,136
                                                           ---------------------

        Total liabilities and shareholders' equity         $265,828    $252,994
                                                           =====================

     The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                         ---------------------------------------
(In thousands, except per share data)     1997       1996       1997       1996
                                          ----       ----       ----       ----

Revenue:
  Insurance premiums                     $21,950   $22,542   $64,953   $65,384
  Investment income                        2,915     2,711     8,627     8,269
  Realized investment gains, net             344       322       630     1,004
 Other income                                 40       106        69       211
                                         ---------------------------------------
      Total revenue                       25,249    25,681    74,279    74,868
                                         ---------------------------------------

Benefits and expenses:
  Insurance benefits and losses
    incurred                              14,748    14,903    44,216    42,948
  Commissions and underwriting
    expenses                               5,777     6,393    17,569    19,041
  Interest expense                           726       766     2,197     2,491
  Other                                    1,580     1,450     4,435     4,393
                                         ---------------------------------------
      Total benefits and expenses         22,831    23,512    68,417    68,873
                                         ---------------------------------------

Income before income tax expense and
   discontinued operations                 2,418     2,169     5,862     5,995
Income tax expense                           (23)     (101)      (83)     (160)
                                         ---------------------------------------
Income from continuing operations          2,395     2,068     5,779     5,835
Loss from discontinued operations             -         -         -     (4,447)
                                         ---------------------------------------

      Net income                         $ 2,395   $ 2,068   $ 5,779   $ 1,388
                                         =======================================

Net income (loss) per common share data:
   Continuing operations                 $  0.11   $  0.09   $  0.25   $  0.25
   Discontinued operations                    -         -         -      (0.24)
                                         ---------------------------------------

      Net income                         $  0.11   $  0.09   $  0.25   $  0.01
                                         =======================================

Weighted average common shares
  outstanding                             18,758    18,869    18,786    18,860
                                         =======================================



   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                               September 30,
                                                            --------------------
                                                              1997      1996
                                                            --------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 5,779    $ 1,388
   Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
       Amortization of deferred acquisition costs              5,394     6,243
      Acquisition costs deferred                              (6,644)   (7,375)
      Realized investment gains                                 (630)   (1,004)
      Increase in insurance reserves                           5,524    10,998
      Depreciation and amortization                              959       875
      Increase in receivables, net                            (2,249)   (9,348)
      (Decrease) increase in other liabilities                (2,569)      285
      Other, net                                              (2,706)    1,659
                                                            --------------------
         Net cash provided by continuing operations            2,858     3,721
         Net cash used by discontinued operations                 -     (5,902)
                                                            --------------------
         Net cash provided (used) by operating activities      2,858    (2,181)
                                                            --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                  47,935    65,141
   Investments purchased                                     (44,957)  (50,799)
   Reduction in minority interest liability payable              (96)     (814)
   Additions to property and equipment                          (527)     (593)
   Sale of Leath                                                  -      4,550
                                                            --------------------
     Net cash provided by investing activities                 2,355    17,485
     Net cash used by discontinued operations                     -       (440)
                                                            --------------------
     Net cash provided by investing activities                 2,355    17,045
                                                            --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                                    (237)     (237)
   Proceeds from exercise of stock options                        62        44
   Purchase of treasury shares                                  (532)     (338)
   Proceeds from bank financing                                5,617        -
   Repayments of debt                                         (8,617)   (7,310)
                                                            --------------------
     Net cash used by continuing operations                   (3,707)   (7,841)
     Net cash provided by discontinued operations                 -      6,342
                                                            --------------------
     Net cash used by financing activities                    (3,707)   (1,499)
                                                            --------------------

Net increase in cash and cash equivalents                      1,506    13,365

Cash and cash equivalents at beginning of period              45,499    15,069
                                                            --------------------
Cash and cash equivalents at end of period                   $47,005   $28,434
                                                            ====================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                    $ 2,253   $ 2,491
                                                            ====================

   Cash paid for income taxes                                $    85   $    71
                                                            ====================

   The accompanying notes are an integral part of these financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note 2.     New Accounting Standards.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which becomes effective for periods ending after December 15, 1997. SFAS 128 will require dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for all entities with complex capital structures and will require restatement of all prior period EPS data presented. The impact of SFAS 128 on the Company's EPS information disclosed in the accompanying financial statement is not material.

      In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 (SFAS 129), "Disclosure of Information About Capital Structure". This Statement is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company does not anticipate that the implementation of this Statement will have a material impact on the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

      Management's   discussion  of  the  financial  condition  and  results  of operations for the periods ended September 30, 1997 and 1996 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries: Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern"), and Bankers Fidelity Life Insurance Company ("Bankers Fidelity" or the "Life and Health Division"). Effective January 1, 1997, Atlantic American Life Insurance Company, which was a wholly-owned subsidiary of the Company, was merged with and into Bankers Fidelity.

      The Company's net income for the third quarter of 1997 was $2.4 million, or $0.11 per share, compared to net income of $2.1 million, or $0.09 per share, for the third quarter of 1996. The Company's net income from continuing operations year-to-date for 1997 was $5.8 million, or $0.25 per share, compared to net income of $5.8 million, or $0.25 per share, in 1996. The principal reason for the increase in net income over the third quarter of 1996 was a decline in commissions and underwriting expenses of 10%. For the year the increase in net income for the third quarter served to offset the decline in net income experienced in the second quarter of 1997.

      Georgia Casualty & Surety Company ("Georgia Casualty") had income before taxes of $287,000 in the third quarter of 1997 and $1.3 million year-to-date, compared to $94,000 in the third quarter of 1996 and $1.2 million year-to-date. The increase in third quarter operating income is due in large part to an increase in premiums of $547,000 and an increase in realized investment gains of $242,000 offset by a combination of an increase in insurance benefits and losses of $232,000 and an increase in commission and underwriting expenses of $280,000.

      American Southern had income before taxes of $1.5 million in the third quarter of 1997 and $4.1 million year-to-date compared to $1.8 million in the third quarter of 1996 and $4.7 million for the first nine months of 1996. The decline in pretax income for the third quarter is the result of a 9% decline in insurance premiums mitigated by a 9% decline in insurance benefits and expenses and a 12% decline in commissions and underwriting expenses.

      The Life and Health Division had net income of $1.0 million for the quarter and $2.0 million for the nine months ended September 30, 1997, compared to $884,000 and $2.4 million, respectively, for 1996. The increase in income in the third quarter of 1997 was the result of a $383,000 reduction in commissions and underwriting expenses offset by an increase of $289,000 in insurance benefits and losses incurred.

      The Company announced on February 21, 1996, its intention to sell its interest in Leath Furniture and its subsidiaries. Therefore, beginning with the fourth quarter of 1995, the Company began reporting the results from its furniture operations as discontinued operations. The Company completed the sale of Leath Furniture on April 8, 1996, which, as anticipated, resulted in a loss. The loss reported for the first nine months of 1996 was $4.4 million ($0.24 per share).

RESULTS OF OPERATIONS

      Total revenues for the quarter decreased slightly from $25.7 million to $25.2 million and from $74.9 million to $74.3 million for the nine months ended September 30, 1997. The decline in total revenues for the quarter was attributable to a 3% decline in insurance premiums offset by a 8% increase in investment income. Year-to-date insurance premiums were down less than 1% while investment income was up by 4%. Adversely impacting revenue year-to-date was a reduction in realized investment gains of $374,000.

      The decline in premium revenue for the quarter of $592,000 was comprised of a declines of $81,000 in the Life and Health Division and $1.1 million for American Southern partially offset by an increase in premiums of $547,000 for Georgia Casualty. The Life and Health Division's decline in premiums was the result of a 3% decrease in the Life lines of business combined with minor growth in the Accident and Health lines. American Southern's decline in premium is the result of a decrease in experienced based premiums on its automobile line of business as a result of lower losses in 1997 compared to 1996. The increase in premiums for Georgia Casualty was principally derived from increases of $325,000 in the business automobile line and a $113,000 increase in the general liability line of business.

      For the nine months ended September 30, 1997 insurance premiums were down less than 1%, or $431,000. An increase in premiums of $530,000 for Georgia Casualty was offset by declines for both American Southern and the Life and Health Division of $830,000 and $131,000, respectively. Georgia Casualty experienced a $1.1 million decline in its workers compensation line of business; however, an increase of $1.2 million in the business automobile line coupled with $285,000 and $158,000 increases in the property and general liability lines, respectively, more than compensated for this decline. The Company believes that the decline in workers' compensation business is the result of a prolonged soft market for this line which has held premium levels down, resulting in renewal rates that are down by as much as 18% to 25%. The increase in the other casualty lines of business was principally the result of expansions of Georgia Casualty's agency force in these niche markets. The reasons for the year-to-date decline in premiums for both American Southern and the Life and Health Division were the same as for the quarter.

      Investment income for the quarter increased $204,000 and increased $358,000 for the nine months ended September 30, 1997. Management has continued to focus on investing new funds in short and medium term maturity bonds and government backed securities. The carrying value of funds available for investment (which includes cash and short-term investments, bonds and common and preferred stocks) at September 30, 1997 was up $11.3 million over year end 1996. The Company has taken the proceeds from the reimbursements of student loans and repayments of mortgage loans of $2.4 million and $2.5 million, respectively and increased its investments in common and preferred stocks, bonds and short-term investments.

      Realized investment gains were flat for the third quarter and down $374,000 for the year. The decline in investment gains for the year was due to a market downturn during the first quarter of 1997. Due to unfavorable market conditions at the beginning of the year, the Company chose to hold certain investments rather than sell at undesirable prices during the first half of 1997.

      Insurance benefits and losses decreased to $14.8 million for the third quarter of 1997 from $14.9 million for the same quarter of 1996 while year-to-date insurance benefits and losses increased to $44.2 million from $42.9 million in 1996. Georgia Casualty experienced an increase of $232,000 for the third quarter and $187,000 for the nine month period. Insurance benefits and losses at American Southern were down $676,000 for the quarter and up $164,000 for the nine months ended September 30, 1997. For the Life and Health Division insurance benefits and losses were up $289,000 for the quarter and $918,000 for the year-to-date. These increases were on Bankers' senior products in both life and health lines.

      As a percentage of premium revenue, insurance benefits and losses incurred increased to 67.19% in the third quarter of 1997 from 66.11% in 1996 and to 68.07% year-to-date for 1997 from 65.68% for 1996. These results are not necessarily indicative of results to be expected for the year. The timing of significant losses incurred by the insurance operations, coupled with the risks inherent with the estimation of liabilities for unpaid losses can cause results to vary from period to period. The percentage of insurance benefits and losses incurred to premium for the third quarter and year-to date for each of the subsidiaries were as follows:

                                         QTD                      YTD
                            ----------------------------------------------------
                                   1997       1996          1997       1996
                            ----------------------------------------------------
Life and Health Division          59.18%     54.11%        59.96%     54.86%
Georgia Casualty                  70.12%     73.38%        66.29%     67.45%
American Southern                 70.86%     70.20%        74.02%     71.57%

      Commission and underwriting expenses in the first nine months declined to $17.6 million in 1997 from $19.0 million in 1996. This decrease was primarily due to a decrease in commissions of $914,000, a decrease in underwriting expenses of $488,000 and a net deferral of acquisition costs of $71,000. The Company periodically reevaluates deferred acquisition costs and their related amortization periods. In 1997 the Company modified its methodology for recording and amortizing certain deferred acquisition costs in both its Life and Health Division and its casualty lines of business. The net effect of this change in estimate contributed to the reduction in commission and underwriting expenses for the year.

      Interest expense decreased to $726,000 and $2.2 million for the third quarter and first nine months of 1997, respectively, from $766,000 and $2.5 million, respectively, for the comparable 1996 periods. Lower interest expense resulted from quarterly repayments on the American Southern acquisition loan and the repayment of $5.3 million of affiliated debt in April 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's insurance subsidiaries reported a combined statutory income of $2.2 million and $5.4 million in the third quarter and first nine months, respectively, of 1997, compared to $1.2 million and $5.4 million for the same periods in 1996. These statutory results were due to statutory net income of $559,000 in the Life and Health Division, $405,000 for Georgia Casualty and $1.2 million for American Southern. Statutory income for the first nine months of 1997 was $1.1 million in the Life and Health Division, $1.2 million for Georgia Casualty, and $3.1 million for American Southern.

      In connection with the acquisition of American Southern on December 31, 1995, the Company entered into a Credit Agreement with Wachovia Bank of Georgia, N.A. ("Wachovia"). At September 30, 1997, the Company's outstanding borrowings under this agreement were approximately $27.0 million, of which $1.0 million will become due and payable during the last quarter of 1997. The Company repaid $3.0 million of outstanding principal during the first nine months of 1997 as scheduled under the terms of the agreement. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and cash settlements from its tax sharing agreement with the subsidiaries.

      On May 15, 1997, the Company received additional financing from Wachovia pursuant to its existing Credit Agreement in the amount of $5.6 million. These funds were used to retire the $5.6 million in outstanding principal of the Company's 8% Convertible Subordinated Notes, which matured on May 15, 1997. The note payable to Wachovia is due December 31, 2000, and interest is payable quarterly in arrears.

      On October 1, 1997, Bankers Fidelity completed its acquisition of American Independent Life Insurance Company. Approximate consideration given was $2.9 million in cash and a $700,000 promissory note that matures on March 31, 1999. American Independent Life Insurance Company, which had been headquartered in King of Prussia, Pennsylvania, specializes in traditional life insurance and supplemental health insurance.

      On October 31, 1997, the Company acquired 100% of the stock of Self Insurance Administrators, Inc. ("SIA") in exchange for the issuance of approximately $1.2 million in common stock of the Company. SIA, headquartered in Atlanta, operates as a third party administrator of self-insured companies and public organizations specializing in worker's compensation coverages.

      The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in 1997 remained approximately the same as in 1996. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $50.3 million at September 30, 1997. The Company believes that the fees and charges it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities that, if implemented, would have a material adverse effect on the Company's liquidity, capital resources, or operations.

American Southern acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by a state administrative agency and naming the state and various local governmental entities as insureds. Approximately 33% of American Southern's, and 16% of the Company's, premium revenues for the first nine months of 1997 were attributable to one contract. The contract is scheduled to expire on January 31, 1998, and the Company is currently in negotiations to renew the contract. While the Company believes that its relationship with the state agency is good, there can be no assurance that the contact will be renewed for an additional term. The loss of such agency as a customer could have a material adverse effect on the financial condition of the Company.

      At September 30, 1997, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $25.2 million of deferred tax assets, offset by $12.4 million of deferred tax liabilities, and a $12.8 million valuation allowance. Due to the uncertain nature of their ultimate realization based upon past performance and expiration dates, the Company established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, based on historical performance, there can be no assurance that the Company will generate future taxable income. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

      At September 30, 1997, approximately 95% of the investment assets of the insurance subsidiaries were in marketable securities that can be converted into cash, if required. However, state insurance regulations limit use of such assets by the Company. Dividend payments to the Company by its insurance subsidiaries are also limited by insurance regulations. At September 30, 1997, the subsidiaries' accumulated statutory earnings were as follows: Georgia Casualty had $12.0 million of accumulated statutory earnings, American Southern had $18.7 million, Bankers Fidelity had $21.3. American Southern paid the Company monthly dividends totaling $900,000 for each quarter of 1997. Bankers Fidelity paid the company a dividend totaling $1.0 million in the second quarter of 1997.

      Net cash provided by operating activities totaled $2.9 million in 1997, compared to net cash provided by continuing operations of $3.7 million in the first nine months of 1996. The decline in cash provided by operations was primarily due to an increase in claims paid at Georgia Casualty of $622,000 and at Bankers Fidelity of $868,000. Cash utilized by these subsidiaries was offset by cash provided by American Southern of $6.5 million.

      Cash and short-term investments increased from $45.5 million at December 31, 1996, to $47.0 million at September 30, 1997. This increase was due to cash generated from operations. Total investments (excluding short-term investments) increased to $147.4 million at September 30, 1997, from $142.5 million at December 31, 1996, due to additional investment purchases, primarily bonds, made during the third quarter.

                           PART II. OTHER INFORMATION

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

   (a)  The following exhibits are filed herewith:

        Exhibit 11.    Computation of net income per common share.

        Exhibit 27.    Financial data schedule.

        Exhibit 99.1   Press release dated October 2, 1997.

        Exhibit 99.2   Press release dated October 28, 1997.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                                  (Registrant)





Date:  November 12, 1997      By: /s/
       -----------------          ----------------------------------------------
                                  John W. Hancock
                                  Senior Vice President-Treasurer
                                  (Principal Financial Officer)


                              By: /s/
                                  ----------------------------------------------
                                  Edward L. Rand, Jr.
                                  Vice President and Controller
                                  (Principal Accounting Officer)