Form 10-K
period 1997-12-31
ATLANTIC AMERICAN CORP
filed 1998-03-31
CIK 8177

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

                   For the Fiscal Year Ended December 31, 1997
                                            or
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-3722
                            ------------------------

                          ATLANTIC AMERICAN CORPORATION

             (Exact name of registrant as specified in its charter)
                 Georgia                               58-1027114
           (State or other jurisdiction of          (I.R.S. employer
           incorporation or organization)          identification no.)

            4370 Peachtree Road, N.E.,
               Atlanta, Georgia                          30319
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |_|
                            ------------------------

     The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 1998, was $28,205,853. On March 8, 1998 there were 18,915,027 shares of the registrant's common stock, par value $1.00 per share, outstanding.
                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE


     1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1997 - Parts I, II and IV.
     2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 5, 1998, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS
PART I                                                                    Page
    Item  1.  Business..................................................    3

                The Company..............................................   3
                  Casualty Division......................................   3
                  Life and Health Division...............................   5
                  Marketing..............................................   5
                  Underwriting...........................................   6
                  Operating Results......................................   8
                  Policyholder and Claims Services.......................   9
                  Reserves...............................................  10
                  Reinsurance............................................  12
                  Competition............................................  12
                  Rating.................................................  13
                  Regulation.............................................  13
                  NAIC Ratios............................................  14
                  Risk-Based Capital.....................................  14
                  Investments............................................  15
                  Employees..............................................  16
                Financial Information by Industry Segment................  16
                Executive Officers of the Registrant.....................  16
                Forward-Looking Statements...............................  17
    Item  2.  Properties.................................................  17
    Item  3.  Legal Proceedings..........................................  17
    Item  4.  Submission of Matters to a Vote of Security Holders........  17

PART II
    Item  5.  Market for the Registrant's Common Equity and
                Related Shareholder Matters..............................  18
    Item  6.  Selected Financial Data....................................  19
    Item  7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................  19
    Item  8.  Financial Statements and Supplementary Data................  19
    Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  19

PART III
    Item 10.   Directors and Executive Officers of the Registrant........  20
    Item 11.   Executive Compensation....................................  20
    Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management..............................................  20
    Item 13.   Certain Relationships and Related Transactions............  20

PART IV

    Item 14.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K.............................................  20

                                     PART I


ITEM 1.  BUSINESS

The Company


    Atlantic American Corporation, a Georgia Corporation (the "Parent" or "Company") incorporated in 1968, is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American's principal subsidiaries are Georgia Casualty & Surety Company ("Georgia Casualty"), incorporated in 1947 and acquired in 1968, Bankers Fidelity Life Insurance Company ("Bankers"), incorporated in 1955 and acquired in 1976, and American Southern Insurance Company and its wholly owned subsidiary American Safety Insurance Company (collectively, "American Southern"), incorporated in 1936 and acquired in 1995.

    On January 1, 1997, the Company's wholly-owned subsidiary Atlantic American Life Insurance Company ("Atlantic American Life"), incorporated in 1946 and acquired in 1968, was merged with and into Bankers. The business and operations of Atlantic American Life, which were substantially similar to those of Bankers, have been consolidated into Bankers.

    In addition, during 1997, the Company acquired 100% of the outstanding stock of American Independent Life Insurance Company ("AI"). AI, domiciled in Pennsylvania, was acquired to complement the operations of Bankers. The operations of AI were assimilated into the operations of Bankers shortly after the acquisition and expanded the Company's geographic presence in the Life and Health area by five states.

    During 1997, the Company also acquired 100% of the outstanding stock of Self-Insurance Administrators, Inc. ("SIA"). SIA, domiciled in Georgia, is a third party administrator that specializes in providing administrative services to those companies and organizations that choose to self-insure their workers' compensation risks. The acquisition of SIA provides the Company with an entry into alternative services in the property and casualty insurance marketplace.

    During 1996, the Company sold its majority interest in Leath Furniture, LLC (f/k/a/ Leath Furniture, Inc., "Leath"). Leath is reflected as discontinued operations in the Company's financial statements for 1996 and 1995.

    Together Bankers and AI constitute the "Life and Health Division" and Georgia Casualty and American Southern constitute the "Casualty Division".

    The Company's strategy is to focus on well-defined niches within various areas of the insurance marketplace. Each of the Company's subsidiaries operates autonomously as the Company believes this allows each subsidiary to best exploit its expertise. However, the Company seeks to develop and expand cross-marketing and joint-underwriting opportunities as they arise.

    Additional information concerning the Company and its subsidiaries may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1997 Annual Report to Shareholders, which is incorporated herein by reference.

    Casualty Division

    The Casualty Division is divided into two distinct operating entities, American Southern and Georgia Casualty. The primary products offered by the Casualty Division are described below, followed by an overview of both companies.

    Workers'  Compensation  insurance  policies  provide  indemnity  and medical
    ----------------------
benefits to insured workers for injuries sustained in the course of their employment.

    Business Automobile Insurance policies provide for bodily injury or property
    -----------------------------
damage liability coverage, uninsured motorists coverage, and physical damage coverage.

    General Liability Insurance policies cover bodily injury and property damage
    ---------------------------
liability for both premises and completed operations exposures for general classes of business.

    Property  insurance  policies  provide  for  payment  of  losses on real and
    --------
personal property caused by fire and other multiple perils.

    American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets ("block accounts") that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 18 of the 24 states in the Southeast and Midwest in which it is authorized to conduct business. While the majority of American Southern's premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability, and surety coverages.

    The following table summarizes, for the periods indicated, the allocation of American Southern's net earned premiums for each of its principal product lines since its acquisition by the Company.

                                         Year Ended December 31,

                                         -----------------------
                                            (in thousands)
                                            1997        1996
                                         ----------  -----------
        Automobile Physical Damage       $  4,508     $  4,865
        Automobile Liability               30,909       30,889
        General Liability                   3,116        1,947
        Property                            3,206        3,461
        Surety                                 60           88
                                         ==========  ===========
            Total                         $41,799      $41,250
                                         ==========  ===========


    Georgia Casualty. Georgia Casualty is a property-casualty insurance company engaged in the sale of commercial lines of insurance, focusing on underwriting workers' compensation and commercial coverages in the Southeast.

    Georgia Casualty writes business for both mainstream business accounts and for industries that are perceived to be high risk. The company is selective in its underwriting and focuses on insureds with stringent safety and loss control standards, or accounts that are willing to implement such standards.

    Georgia Casualty has a diversified book of business that includes commercial lines other than workers' compensation, including business automobile, general liability, property, commercial umbrella; and, beginning in 1997, a Business Owners Policy ("BOP") was introduced.

    Georgia Casualty concentrates its efforts in those states and industries which management believes offer the greatest opportunity for profitability. Currently, Georgia Casualty is focusing the majority of its new business efforts in Georgia and Mississippi, states which management believes offer the greatest opportunity for balanced, profitable growth. Outside of its core states, at the end of 1997, Georgia Casualty had authority to produce business in Florida, South Carolina, North Carolina and Tennessee and the company intends to begin writing business in some of these states in 1998.

    The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net earned premiums for each of its principal product lines:


                                           Year Ended December 31,
                          ------------------------------------------------------
                                             (in thousands)
                             1997       1996       1995       1994       1993
                          ------------------------------------------------------
Workers' Compensation      $12,841    $13,826    $14,954    $11,958    $ 9,890
Business Automobile          4,031      2,550      1,436      1,054        953
General Liability            1,387      1,152      1,025      1,065      1,180
Property                     1,657      1,269        887        574        801
                          ------------------------------------------------------
   Total Casualty          $19,916    $18,797    $18,302    $14,651    $12,824
                          ======================================================

Life and Health Division

    The Life and Health Division of Atlantic American offers a variety of life and supplemental health products with a focus on the senior and middle income markets. Products offered by the Life and Health Division include: ordinary life, Medicare supplement, cancer, and other supplemental health products. Medicare supplement, offered on both a standard and preferred basis, accounts for 46.5% of the Life and Health Division's net premiums. Life insurance, including both whole and term life insurance policies, accounts for 38.8% of the Life and Health Division's premiums. The Life and Health Division has begun to offer several of its products, both life and supplemental health, through payroll deduction services.

    The following table summarizes, for the periods indicated, the allocation of the Life and Health Division's net premiums earned for each of its principal product lines followed by a brief description of the principal products.


                                         Year Ended December 31,
                         -------------------------------------------------------
                                              (in thousands)
                           1997       1996        1995        1994        1993
                         -------------------------------------------------------
Ordinary Life            $ 9,437    $ 8,937     $ 7,037     $ 6,716     $ 5,130
Mass Market Life           1,016      1,303       1,260       1,395       1,541
                         -------------------------------------------------------
  Total Life              10,453     10,240       8,297       8,111       6,671
                         -------------------------------------------------------

Medicare Supplement       12,534     11,560      11,882      13,347      15,052
Convalescent Care/
  Short-Term Care          1,141        955       1,191       1,385       1,628
Medical/Surgical             122        160         211         289         389
Cancer                     1,803      1,982       2,221       2,457       2,726
Hospital Indemnity           241        282         337         414         508
Accident Expense             523        677         790         892         992
Disability                   150        122         142         155         154
                         -------------------------------------------------------
  Total Accident and
    Health                16,514     15,738      16,774      18,939      21,449
                         -------------------------------------------------------

    Total Life and
    Accident and
    Health               $26,967    $25,978     $25,071     $27,050     $28,120
                         =======================================================

    Medicare Supplement. The Life and Health Division currently markets 7 of the
    -------------------
10 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

     Cancer.  The Life and Health Division offers several policies providing for
     ------
payment of benefits in connection with the treatment of diagnosed cancer.

    Other Accident & Health Coverages.  The Life and Health Division also offers
    ---------------------------------
a number of other policies including convalescent care, accident expense, hospital/surgical and disability.

     Life  Products.  The  Life and  Health  Division  offers  non-participating
     --------------
individual life insurance policies with a number of available riders and options.

Marketing

    Casualty Division

    American Southern. American Southern's business is marketed through a small number of specialized, experienced independent agent. Most of American Southern's agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business. In addition, a significant portion (approximately 54% of total written premium) of American Southern's premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from these parties is adjusted based upon the profitability of the assumed business.

    Georgia Casualty. Georgia Casualty is represented by a field force of approximately 100 independent agents in the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals in each state, are complemented by the underwriting, loss control, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

    Life and Health Division

    The Life and Health Division markets its policies through commissioned, independent agents. In general, the Life and Health Division enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days written notice. General agents receive an override commission on sales made by agents contracted by them.

    Management believes utilizing direct writing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables the Life and Health Division to expand or contract their sales forces at any time without incurring significant additional expense.

    The Life and Health Division has implemented a selective agent qualification process, and had 3,500 licensed agents in 1997. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 1997, a total of 1,170 agents wrote policies on behalf of the Life and Health Division, and approximately 20% of those agents accounted for 80% of the Life and Health Division's annualized premium.

    Products of the Life and Health Division compete directly with products offered by other insurance companies, as agents may represent several insurance companies. The Life and Health Division, in an effort to motivate agents to market their products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions, simplified policy issue procedures, periodic sales incentive programs and, in some cases, protected sales territories consisting of counties and/or zip codes. Additionally, the Life and Health Division has a staff of 19 employees whose primary function is to facilitate the activities of the agents and to act as liaisons between the agents and the Life and Health Division.

    The company utilizes a distribution sales system which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip-code or county based and encompass enough physical territory to produce a minimum senior population of 12,000. To allow for the expense of lead generation, commissions were lowered on the Life and Health Division's senior citizen life plans. In addition, the Life and Health Division recruits at a general agent level rather than at a managing general agent level in an effort to reduce commission expenses further.

    The Company believes this distribution system solves an agent's most important dilemma -- prospecting -- and allows the Life and Health Division to build long-term relationships with individual producers who view the Life and Health Division as their primary company. In addition, management believes that the Life and Health Division's product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. Through this distribution channel, production per agent contracted increased substantially when compared to the Life and Health Division's general brokerage division.

Underwriting

    Casualty Division

    American Southern specializes in the handling of block accounts such as states and municipalities that are generally sufficiently large to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia underwrites all of its accounts in-house and has developed a team approach to underwriting with respect to renewal policies. The renewal review team includes members of the staff from management and the underwriting, loss control, claims and finance departments. By receiving active input from each of these departments, the company has improved its underwriting of the risks it continues to insure. All individuals with first-hand information regarding an account are invited to share their information with the team.

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

    American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted 54% of American Southern's gross premiums written in 1997. Premiums assumed of $23.7 million include a single state contract of $15.9 million. Management believes that its relationship with all of its agencies is good; however, the loss of any one agency as a customer could potentially have a material adverse effect on the business or financial condition of the company.

    Since September 1991, Georgia Casualty has been a direct assignment carrier in Georgia and is assigned direct workers' compensation policies rather than participating in the National Workers' Compensation Reinsurance Pool. Georgia Casualty had 171 direct assignment workers' compensation policies in force at December 31, 1997 with a total net earned premium of $0.8 million in 1997. The total net earned premium Georgia Casualty has been assigned has decreased from $4.0 in 1995, to $2.5 in 1996, and to $0.8 in 1997.

    Georgia Casualty continually evaluates the industries in which it writes workers' compensation and today has a significant book of business in lines and industries where the cause of loss is more readily identifiable and corrective actions can be implemented through loss control programs, safety plans, drug-free workplaces, re-employment drug testing and various other risk reduction programs.

    Life and Health Division

    The Life and Health Division issues single premium life insurance policies with face amounts of not less than $1,000. All life insurance policies are fully underwritten, but the majority are issued with limited medical examinations subject to maximum policy limits ranging from $100,000 for persons under age 31 to $25,000 for persons under age 51. Medical examinations are required in connection with the issuance of life insurance policies in excess of these limits and for any amount on policies issued to customers over age 50. Paramedical examinations are ordered at age 41 for all life applications of $50,000 and above. Approximately 95% of the net premiums earned for life insurance sold during 1997 were derived from life insurance written below the Life and Health Division's medical limits. For the senior market, the Life and Health Division issue special life products on an accept-or-reject basis with a face amount from $15,000 at age 45 to a face amount of $2,000 at age 85. The Life and Health Division only retains a maximum amount of $50,000 with respect to any individual life (see "Reinsurance").

    Applications for insurance are reviewed as to the applicant's age and medical history and depending upon this information, additional information may be requested including the "Medical Information Bureau Report", medical examinations, statements from doctors, and, where indicated, special medical tests. If deemed necessary, the Life and Health Division uses investigative services to supplement and substantiate information. For certain limited coverages, the Life and Health Division has adopted simplified policy issue procedures by which the applicant submits a short application for coverage, typically containing only a few health related questions instead of presenting the applicant's complete medical history. At present, approximately 20% to 30% of the senior citizen life applications, through age 79 on the standard product and up to age 75 on the preferred, are verified by telephone. For ages 80 and above, 100% of the standard applicants are verified. All telephone verifications are made by the underwriting department. Applications not meeting the underwriting criteria are declined or additional information is requested.

Operating Results

    The following table sets forth, on a statutory basis, the incurred losses and loss ratios for the Company's Casualty and Life and Health Divisions during the past five years.

                                       Year Ended December 31
                               -------------------------------------------------

                                1997     1996      1995         1994      1993
                             ---------------------------------------------------
                                          (dollars in thousands)
Casualty (1)
  WORKERS' COMPENSATION:
    Incurred losses          $ 6,740   $ 6,645   $ 9,733(2)   $ 7,243   $ 5,405
    Loss ratio                 52.5%     48.1%      65.1%       61.9%     54.7%
  BUSINESS AUTOMOBILE:
    Incurred losses          $27,237   $23,977   $  1,227     $    602  $   183
    Loss ratio                 69.0%     62.6%      85.5%        57.1%    19.2%
  GENERAL LIABILITY:
    Incurred losses          $ 1,428   $ 1,242   $(1,238)(2)  $  1,080  $   766
    Loss ratio                 31.3%     38.9%         -        101.3%    64.9%
  PROPERTY:
    Incurred losses          $ 1,840   $ 1,700   $    416     $    244  $   223
    Loss ratio                 37.9%     36.0%      47.0%        42.6%    27.9%
  TOTAL CASUALTY:
    Incurred losses          $37,245   $33,546   $ 10,138     $  9,169  $ 6,577
    Loss ratio                 60.3%     55.9%      55.4%        63.7%    51.3%
    Loss adjustment            13.9%     12.4%      15.2%        20.1%    19.2%
      expense ratio
    Expense ratio              25.3%     27.8%      31.4%        27.8%    43.7%
    Combined ratio             99.5%     96.1%     102.0%       111.6%   114.2%

Life and Health
  MEDICARE SUPPLEMENT:
    Incurred losses         $ 7,820    $ 7,136   $  6,688     $  7,582  $ 8,284
    Loss ratio                63.0%      61.7%      57.6%        57.8%    56.5%
  CONVALESCENT CARE:
    Incurred losses         $   867    $   710   $  1,393     $  1,486  $ 1,861
    Loss ratio                74.2%      74.3%     121.0%       110.3%   121.3%
  MEDICAL SURGICAL:
    Incurred losses         $   103    $   187   $    148     $    170  $   279
    Loss ratio                84.4%     116.6%      78.8%        61.4%    84.2%
  CANCER:
    Incurred losses         $   568    $   599   $    714     $    885  $ 1,035
    Loss ratio                31.5%      30.2%      32.9%        37.0%    39.1%
  HOSPITAL INDEMNITY:
    Incurred losses         $    72    $    54   $    171     $    206  $   215
    Loss ratio                30.3%      41.5%      52.9%        51.4%    65.8%
  ACCIDENT EXPENSE:
    Incurred losses         $    47    $   165   $    173     $    526  $   622
    Loss ratio                 9.0%      24.4%      21.9%        58.9%    62.7%
  DISABILITY INCOME:
    Incurred losses         $    90    $    37   $     72     $     84  $    90
    Loss ratio                60.0%      30.2%      50.7%        53.2%    58.5%
  TOTAL LIFE AND HEALTH:
    Incurred losses         $ 9,567    $ 8,888   $  9,359     $ 10,939  $12,386
    Loss ratio                58.3%      57.2%      57.2%        58.9%    59.6%


-----------------------

(1)  Includes American Southern for 1997 and 1996 only.
(2)  Includes adjustment to reallocate reserves to workers' compensation.

See "Reserves" for analysis of loss development and reserves.

Policyholder and Claims Services

    The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see "Competition"). Additionally, the Company believes that its insureds are particularly sensitive to claim processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company's policyholder and claims services include expeditious disposition of service requests by providing toll-free access to all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes a state-of-the-art automatic call distribution system to insure timely response. Inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

    The Company supports a Customer Awareness Program as the basis for its customer service philosophy. All personnel are required to attend customer service classes. Hours have been expanded in all service areas to serve customers and agents in all time zones.

    Casualty Division

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

    Georgia Casualty. Georgia Casualty controls its claims costs by utilizing an in-house staff of adjusters to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation to determine whether an insurable event has occurred and, if so, records the claim. This process usually occurs within 7 days of notification of the claim. Where appropriate, the company utilizes independent adjusters and appraisers to service claims which require on-site inspections.

    Life and Health Division

    Insureds obtain claim forms by calling the claims department customer service group. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into the Life and Health Division's claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt. During 1997, the Life and Health Division paid approximately 118,000 claims aggregating $14.5 million, of which approximately 113,000 claims aggregating $7.8 million were for Medicare supplement insurance.

Reserves


    The following table sets forth information concerning the Company's losses and claims and loss adjustment expenses ("LAE") reserves for the periods indicated:

                                                           1997          1996
                                                       -------------------------
           Balance at January 1                          $ 84,074     $ 79,514
           Less: Reinsurance recoverables                 (26,854)     (22,467)
                                                       -------------------------
               Net balance at January 1                    57,220       57,047
                                                       -------------------------

           Incurred related to:
               Current year                                59,655       57,481
               Prior years                                     21       (4,802)
                                                       -------------------------
                   Total incurred                          59,676       52,679
                                                       -------------------------

           Paid related to:
               Current year                                33,857       28,279
               Prior years                                 22,246       24,227
                                                       -------------------------
                   Total paid                              56,103       52,506
           Reserves acquired due to acquisition, net          764           -
                                                       -------------------------
           Net balance at December 31                      61,557       57,220
           Plus:   Reinsurance recoverables                25,164       26,854
                                                       -------------------------
           Balance at December 31                        $ 86,721     $ 84,074
                                                       =========================

    Casualty Division

    The Casualty Division maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE. The Casualty Division also maintains incurred but not reported reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed annually by qualified independent actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results; however, it is difficult to measure the effect of any one of these considerations on reserve estimates.

    The Casualty Division establishes reserves for claims based upon: (a) management's estimate of ultimate liability and claim adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

    The table on the following page sets forth the development of balance sheet reserves for unpaid losses and LAE for the Casualty Division's insurance lines for 1987 through 1997, including periods prior to the Company's ownership of American Southern. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

    The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy or deficiency" for each year represents the aggregate change in such year's estimates through the end of 1997. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.

                                                                Year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (in thousands)
                                   1997     1996     1995     1994     1993     1992     1991     1990     1989       1988    1987
------------------------------------------------------------------------------------------------------------------------------------
Statutory reserve for losses
  and LAE                        $56,712  $53,496  $53,320  $50,154  $48,031  $48,485  $50,808  $52,668 $ 47,819(1)$39,036  $35,770

Cumulative paid as of:
One year later                             18,899   17,865   16,548   18,106   18,827   22,060   22,837   21,321    21,592   20,812
Two years later                                     25,821   25,280   25,914   27,731   32,560   35,278   33,507    32,352   32,975
Three years later                                            29,273   31,021   36,786   38,046   40,768   40,891    39,832   39,168
Four years later                                                      33,674   40,295   41,872   44,267   43,745    43,713   43,249
Five years later                                                               42,498   44,530   47,204   46,183    45,767   46,004
Six years later                                                                         46,523   49,000   48,056    47,880   47,727
Seven years later                                                                                50,658   49,835    49,704   49,671
Eight years later                                                                                         51,100    51,288   51,617
Nine years later                                                                                                    52,424   52,363
Ten years later                                                                                                               53,293

Ultimate losses and LAE
  reestimated as of:

             End of Year          56,712   53,496   53,320   50,154   48,031   48,485   50,808   52,668   47,819(1) 39,036   35,770
          One year later                   51,103   49,799   46,249   47,021   46,756   53,700   53,676   53,212    47,314   40,990
         Two years later                            46,952   44,850   44,043   45,999   52,670   55,919   54,438    53,998   49,569
       Three years later                                     44,138   45,568   48,446   53,040   55,865   56,064    55,313   55,752
        Four years later                                              46,638   53,064   52,326   56,514   55,707    56,255   55,511
        Five years later                                                       54,173   56,771   56,648   56,579    56,403   56,408
         Six years later                                                                57,898   60,515   56,984    57,446   56,868
       Seven years later                                                                         61,069   60,641    58,142   57,901
       Eight years later                                                                                  61,327    60,791   58,626
        Nine years later                                                                                            61,362   61,391
         Ten years later                                                                                                     61,759

Cumulative redundancy
  (deficiency)                            $ 2,393  $ 6,368  $ 6,016  $ 1,393  $(5,688) $(7,090) $(8,401)$(13,508) $(22,326)$(25,989)

-------------------------

(1)  Restated due to adjustment of $4.7 million for elimination of structured annuities changed to reinsurance in 1990.


    Life and Health Division

    The Life and Health Division establishes future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1997).

Reinsurance

    The insurance subsidiaries purchase reinsurance from unaffiliated insurers and reinsurers to reduce their liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or "cedes," a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

    Casualty Division

    American Southern. The limits of risks retained by American Southern vary by type of policy and insured, and amounts in excess of such limits are reinsured. The largest net amount insured in any one risk is $100,000. Reinsurance is generally maintained as follows: for fire, inland marine, and commercial automobile physical damage, recovery of losses over $40,000 up to $130,000. Net retentions for third party losses are generally over $35,000 up to $100,000. Catastrophe coverage for all lines except third party liability is for 95% of $6.6 million over $400,000.

    Georgia Casualty. Georgia Casualty's basic treaties cover all claims in excess of $200,000 per person, per occurrence on casualty losses, and per risk on property losses, up to $10.0 million per casualty claim and $3.0 million per property claim. An excess catastrophe treaty provides coverage up to statutory limits for any one occurrence on workers' compenThe property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $250,000 up to a maximum of $3.0 million. Facultative arrangements are in place for property accounts with limits in excess of $3.0 million per risk.

    Life and Health Division

    The Life and Health Division entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by the Life and Health Division on any one individual in the case of life insurance policies is $50,000. At December 31, 1997, the Life and Health Division' reinsured annualized premiums totaled $11.8 million of the $318.6 million of life insurance then in force, generally under yearly renewable term agreements. Two companies accounted for the $11.8 million of reinsurance: Munich American Reassurance Company ($9.6 million) and Optimum Reinsurance ($2.2 million). Certain reinsurance agreements no longer active for new business remain in-force to cover any claims on a run-off basis.

Competition

    Casualty Division

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

    Georgia Casualty. All of Georgia Casualty's insurance business is highly competitive. The competition can be placed in four categories: (1) companies with higher A.M. Best ratings, (2) alternative workers' compensation markets,
(3) self-insured funds, and (4) insurance companies that actively solicit monoline workers' compensation accounts. Georgia Casualty's efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty's keys to being competitive in these areas are maintaining strong underwriting standards, loss control programs, writing workers' compensation coverages as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

    Life and Health Division

    The life and health insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. The Life and Health Division believes that the primary competitors are the Blue Cross/Blue Shield companies, AARP, the Prudential Insurance Company of America, Pioneer Life Insurance Company of Illinois, AFLAC, American Travellers, Kanawha Life, American Heritage, Bankers Life and Casualty Company, United American Insurance Corporation, and Standard Life of Oklahoma. The Life and Health Division competes with other insurers on the basis of premium rates, policy benefits, and service to policyholders. The Life and Health Division also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, and market expertise. The Life and Health Division believes that it competes effectively on the basis of policy benefits, services, and market expertise.

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

    Casualty Division

    American Southern.  American  Southern  and  its   wholly-owned  subsidiary,
American Safety Insurance Company, are each currently rated "A-" (Excellent) by A.M. Best.

    Georgia Casualty. In early 1997, Georgia Casualty received a Best's rating of B+ (Very Good).

    Life and Health Division

    Bankers Fidelity.  Bankers Fidelity maintains a Best's  rating  of B+ (Very
Good).

    American Independent. American Independent is currently rated C by A.M. Best, however, the rating was placed under review with "positive implications" following its acquisition by Atlantic American and as of the date hereof a new rating had not been assigned.

Regulation

    In common with all domestic insurance companies, the Company's insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company's products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company's insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commission of intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiaries) within the holding company system.

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

    A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 1997, $15.7 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Life and Health and the Casualty Divisions.

    Virtually all of the states in which the Company's insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments has increased in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For the last five years, the amount incurred by the Company was not material.

NAIC Ratios

    The National Association of Insurance Commissioners (the "NAIC") was established to provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states and to set forth a desirable range in which companies should fall in each such ratio.

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

    For the year ended December 31, 1997, American Southern, Georgia Casualty and Bankers Fidelity were all within the NAIC "usual" range for all 13 financial ratios. American Independent was outside the "usual" range on three ratios; net change in capital and surplus, net income to total income and surplus relief. These variances are a result of activity that took place prior to Atlantic American's acquisition of American Independent.

Risk-Based Capital

    RBC is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. "Authorized Control Level Risk-Based Capital" ("ACL") is calculated; if a company's adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 1997, all of the Company's insurance subsidiaries substantially exceeded the RBC regulatory levels.

Investments

    Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company's investments as of the dates indicated.

                                                            December 31,
                                   --------------------------------------------------------------------
                                             1997                  1996                 1995
                                   --------------------------------------------------------------------
                                         Amount   Percent      Amount   Percent     Amount   Percent
                                   --------------------------------------------------------------------
                                                                 (Dollars in thousands)

Fixed maturities:

Bonds:
  U.S. Government, agencies and
    authorities                        $ 76,701     38.4%    $ 73,097   39.7%     $ 71,549   39.6%
  States, municipalities and
    political subdivisions                2,738      1.4        3,496    1.9        21,947   12.2
  Public utilities                        1,893      1.0        1,505     .8         4,110    2.3
Convertibles and bonds with
  warrants attached                          -       NIL        1,275     .7         1,188     .7

  All other corp. bonds                  10,457      5.5       11,562    6.3        12,829    7.1
  Certificates of deposit                   395      0.2          375     .2         1,690     .9
                                   --------------------------------------------------------------------
    Total fixed maturities(1)            92,184     46.5       91,310   49.6       113,313   62.8
Common and preferred stocks (2)          46,876     23.6       37,762   20.5        42,116   23.3
Mortgage, policy and student loans (3)    9,536      2.1       13,367    7.3        12,642    7.0
Investments in limited partnerships (4)   3,941      2.7           -      -             -      -
Real estate                                  46      NIL           46    NIL            46    NIL
Short-term investments (5)               46,167     23.1       41,614   22.6        12,498    6.9
                                   --------------------------------------------------------------------
    Total investments                  $198,750    100.0%    $184,099  100.0%     $180,615  100.0%
                                   ====================================================================

   (1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $91.1 millio as of December 31, 1997, $91.6 million as of December 31, 1996, and $112.9 million at December 31, 1995.
   (2) Equity securities are valued at market. Total cost of equity ecurities was $18.4 million as of December 31, 1997, $19.7 million as of December 31, 1996, and $26.9 million at December 31, 1995.
   (3)  Mortgage loans and  policy  and  student loans  are valued at historical cost.
   (4) Investments in traded limited partnerships are valued at estimated market value; all other partnership interests are carried at historical cost. Total cost of investments in limited partnerships was $4.0 million as of December 31, 1997.
   (5) Short-term investments are valued at cost, which approximates market value.



Results of the investment portfolio for periods shown were as follows:

                                                    Year Ended December 31,
                                              ----------------------------------
                                                 1997        1996        1995
                                              ----------------------------------
                                                   (Dollars in thousands)

Average investments(1)                        $187,408    $180,816    $106,645
Net investment income                           11,117      11,005       6,142
Average yield on investments                      5.9%        6.1%        5.7%
Realized investment gains, net                 $ 1,076    $  1,589    $  1,731

    (1) Calculated as the average of the balances at the beginning of the year and at the end of each of the four segment quarters. The calculation for 1995 does not include American Southern's investment portfolio.

    Management's investment strategy is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

Employees

    The Company and its subsidiaries at December 31, 1997 employed 176 people.

Financial Information By Industry Segment

    Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 1997, is set forth on page 21 of the 1997 Annual Report to Shareholders, and such information by industry segment is incorporated herein by reference.

Executive Officers of the Registrant

    The table below and the  information  following the table set forth for each executive officer of the Company as of December 31, 1997, (based upon information supplied by each of them) his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company.
                                                                   Director or
       Name           Age    Position with the Company            Officer Since
--------------------------------------------------------------------------------

J. Mack Robinson       74   Chairman of the Board                      1974
Hilton H. Howell, Jr.  36   Director, President & CEO                  1992
John W. Hancock        60   Senior Vice President and Treasurer        1989

    Officers are elected annually and serve at the discretion of the Board of Directors.

     Mr. Robinson has served as Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is also a Director of Bull Run Corporation and Gray Communications Systems, Inc.

     Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1192 to May 1995. He has been a Director of the Company since October 1992. Mr. Howell is the son-in-law of Mr. Robinson. He is also a Director of Bull Run Corporation and Gray Communications Systems, Inc.

    Mr. Hancock has served as Senior Vice President and Treasurer of the Company since November 1993 and Senior Vice President of the Life Companies since August 1997, prior thereto served as Senior Vice President and Treasurer of the Life Companies since November 1993, prior thereto served as Vice President and Treasurer of the Company and each of the Life Companies since April 1989, and prior thereto served as Controller of the Life Companies since March 1988. He is also a Director of American Independent, Bankers Fidelity Life and Georgia Casualty. Prior to joining the Company in 1988, he was Vice President of Finance with National Consultants, Inc.

Forward-Looking Statements

    Certain of the statements and subject matters contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments, and should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief, as well as assumptions made by and information currently available, to management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements, and the discussion of such subject areas, involve, and therefore are qualified by, the inherent risks and uncertainties surrounding future expectations generally, and may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, locality and seasonality in the industries to which the Company offers its products, the impact of competitive products and pricing, unanticipated increases in the rate and number of claims outstanding, volatility in the capital markets that may have an impact on the Company's investment portfolio, the uncertainty of general economic conditions, and other risks and uncertainties identified from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or predict. As a result, the Company's actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

ITEM 2.  PROPERTIES

    Owned Properties. The Company owns two parcels of unimproved property consisting of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 1997, the aggregate book value of such properties was approximately $46,000.

    Leased Properties. The Company (with the exception of American Southern) leases space for its principal offices in an office building located in Atlanta, Georgia, from Delta Life Insurance Company, under leases which expire at various times from May 31, 2002 to July 31, 2005. Under the current terms of the leases, the Company occupies approximately 54,000 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and largest shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

    American Southern leases space for its offices in a building located in Atlanta, Georgia. The lease term expires January 31, 2000. Under the terms of the lease, American Southern occupies approximately 13,700 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

    The Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

    The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market (Symbol: AAME). As of March 8, 1998, there were 6,586 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported on the Nasdaq National Market.

 Year Ending December 31,                            High         Low
--------------------------------------------------------------------------------

1997
     1st quarter                                   $ 3 3/4       $3 1/16
     2nd quarter                                     3 1/4        2 1/2
     3rd quarter                                     4 1/8        2 1/2
     4th quarter                                     5 1/2        4

1996
     1st quarter                                   $ 3 1/4       $2 1/8
     2nd quarter                                     4            2 3/4
     3rd quarter                                     3 5/8        3
     4th quarter                                     3 5/8        3


    The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the Insurance Code of the State of Georgia, cumulative dividend payments to the Parent Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's principal insurance subsidiaries had the following accumulated statutory earnings and/or (deficits) as of December 31, 1997: Georgia Casualty - $13.0 million, American Southern - $19.6 million, Bankers Fidelity Life - $18.0 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

    A total of 278,561 shares of common stock were issued in exchange for 100% of the outstanding stock of SIA, Inc., which shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1993, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

    Selected financial data of Atlantic American Corporation and subsidiaries for the five year period December 31, 1997 is set forth on page 1 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 23 to 27 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and related notes are set forth on pages 8 to 22 of the 1997 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled "Election of Directors", "Security Ownership of Management", "Section 16(a) Beneficial Ownership Compliance", "Executive Compensation", "Employment Agreements With Management", and "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be delivered in connection with the Company's Annual Meeting of Shareholders to be held May 5, 1998.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                                    Page
                                                                  Reference
                                                                  ---------

Consolidated Balance Sheets as of December 31, 1997
  and December 31, 1996                                               8*
Consolidated Statements of Operations for the Three
  Years ended December 31, 1997                                       9*
Consolidated Statements of Shareholders'Equity
  for the Three Years ended December 31, 1997                        10*
Consolidated Statements of Cash Flows for the Three Years
  ended December 31, 1997                                            11*
Notes to Consolidated Financial Statements                        12-22*
Report of Independent Public Accountants                             28*


    * The page references so designated refer to page numbers in the 1997 Annual Report to Shareholders of Atlantic American Corporation, which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 1997 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.

                          FINANCIAL STATEMENT SCHEDULES

             Report of Independent Public Accountants
        II - Condensed financial information of registrant for the three years ended December 31, 1997 III - Supplementary Insurance Information for the three years ended December 31, 1997
        IV - Reinsurance for the three years ended December 31, 1997
        VI - Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 1997

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

10.01      -  Lease  Contract  between  registrant   and  Delta  Life  Insurance
              Company dated June 1, 1992  [incorporated  by reference to Exhibit
              10.11 to the  registrant's  Form 10-K for the year ended  December
              31, 1992].

10.02      -  First  Amendment to Lease  Contract  between  registrant and Delta
              Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant's Form 10Q for the quarter ended June 30, 1993].

10.03      -  Second Amendment to Lease Contract  between  registrant  and Delta
              Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant's Form 10Q for the quarter ended September 30, 1994].

10.04      -  Lease Agreement between  Georgia  Casualty &  Surety  Company  and
              Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant's Form 10-K for the year ended December 31, 1992].

10.05      -  First Amendment  to  Lease Agreement  between  Georgia  Casualty &
              Surety Company and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.12.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.06      -  Management  Agreement between  registrant  and  Georgia Casualty &
              Surety Company dated April 1, 1983  [incorporated  by reference to
              Exhibit 10.16 to the registrant's Form 10-K for the year ended December 31, 1986].

10.07*     -  Minutes of  Meeting  of  Board of  Directors  of  registrant  held
              February 25, 1992 adopting registrant's 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant's Form 10-K for the year ended December 31, 1991].

10.08*     -  Employment  Agreement,  dated  September  8,  1988,  between   the
              registrant  and John W.  Hancock  [incorporated  by  reference  to exhibit  10.30 to the  registrant's  Form 10-K for the year  ended
              December 31, 1992].

10.09     -   Employment   Agreement  dated  September  2,  1988,  between   the
              registrant and Eugene Choate [incorporated by reference to Exhibit
              10.31 to the  registrant's  Form 10-K for the year ended  December
              31, 1992].

10.10     -   Loan  and  Security  Agreement  dated  August  26,  1991,  between registrant's three insurance  subsidiaries  and  Leath  Furniture,
              Inc.  [incorporated  by  reference  to   Exhibit   10.38   to  the
              registrant's  Form 10-K for the year ended December 31, 1992].

10.11     -   First amendment to the amended and  reissued  mortgage  note dated
              January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.12     -   Intercreditor  Agreement  dated  August  26, 1991,  between  Leath
              Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the year ended December 31, 1992].

10.13      -  Management Agreement between Registrant and Atlantic American Life
              Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.14      -  Tax  allocation  agreement  dated   January   28,  1994,   between
              registrant  and   registrant's   subsidiaries   [incorporated   by
              reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.15      -  Stock Purchase  Agreements by and  between  registrant  and  Fuqua
              Enterprises, Inc. dated as of October 16, 1995 [incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K, filed January 12, 1996].

10.16      -  Credit  Agreement,  dated  as  of   December  29,   1995,  between
              registrant and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K, filed
              January 12, 1996].

13.1       -  Those portions of the  registrant's  Annual Report to Shareholders
              for  year  ended  December  31,  1997,   that   are   specifically
              incorporated by reference herein.

21.1       -  Subsidiaries of the registrant.

23.1       -  Consent of Arthur Andersen, LLP Independent Public Accountants.

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

                           (Registrant) ATLANTIC AMERICAN CORPORATION

                            By:    /s/
                                 John W. Hancock
                                 Senior Vice President and Treasurer
                                 Date: March 27, 1998

                            By:    /s/
                                 Edward L. Rand, Jr.
                                 Vice President and Controller
                                 Date: March 27, 1998



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                             Title                         Date


     /s/
J. MACK ROBINSON                 Chairman of the Board            March 27, 1998

    /s/
HILTON H. HOWELL, JR.            President, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)    March 27, 1998

    /s/
JOHN W. HANCOCK                  Senior Vice President and
                                 Treasurer (Principal Financial
                                 Officer)                         March 27, 1998

    /s/
EDWARD L. RAND, JR.              Vice President and
                                 Controller                       March 27, 1998

    /s/
SAMUEL E. HUDGINS                Director                         March 27, 1998

    /s/
D. RAYMOND RIDDLE                Director                         March 27, 1998

    /s/
HARRIETT J. ROBINSON             Director                         March 27, 1998

    /s/
SCOTT G. THOMPSON                Director                         March 27, 1998

    /s/
MARK C. WEST                     Director                         March 27, 1998

    /s/
WILLIAM H. WHALEY, M.D.          Director                         March 27, 1998

    /s/
DOM H. WYANT                     Director                         March 27, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders of
Atlantic American Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic American Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 20, 1998. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.







                                     ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 20, 1998

                                                                     Schedule II
                                                                     Page 1 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                                 BALANCE SHEETS
                                 (in thousands)


                                             ASSETS


                                                             December 31,

                                                         --------------------
                                                            1997       1996
                                                         ---------  ---------
     Current assets:
          Cash and short-term investments                 $    223   $    382
                                                         ---------  ---------

     Investment in insurance subsidiaries                  107,124     94,797
                                                         ---------  ---------

     Income taxes receivable from subsidiaries                 137         55
     Other assets                                            2,424      2,278
                                                         ---------  ---------
                                                          $109,908   $ 97,512
                                                         =========  =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
          Notes payable to affiliates                     $     -    $  1,058
          Current portion of long-term debt                  1,000      8,559
          Interest payable                                      -          56
          Other payables                                     3,125      2,076
                                                         ---------  ---------

               Total current liabilities                     4,125     11,749
                                                         ---------  ---------

     Income taxes payable to subsidiaries                       -         633
     Long-term debt                                         27,600     25,994
     Shareholders' equity                                   78,183     59,136
                                                         ---------  ---------
                                                          $109,908   $ 97,512
                                                         =========  =========


The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 2 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)




                                                    Year Ended December 31,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ----------  ----------  ---------


     REVENUE
          Fees, rentals and interest income
            from subsidiaries                   $ 3,841      $ 5,662    $ 5,968
          Distributed earnings from
            subsidiaries                         11,209        6,850      2,864
          Other                                      20           94         12
                                               ----------  ----------  ---------
               Total revenue                     15,070       12,606      8,844

     GENERAL AND ADMINISTRATIVE EXPENSES          5,305        6,073      5,555

     INTEREST EXPENSE                             2,902        3,292      2,458
                                               ----------  ----------  ---------
                                                  6,863        3,241        831
     INCOME TAX PROVISION (BENEFIT) (1)          (1,862)      (2,054)      (274)
                                               ----------  ----------  ---------
                                                  8,725        5,295      1,105
     EQUITY IN UNDISTRIBUTED EARNINGS OF
       CONSOLIDATED SUBSIDIARIES, NET              (692)       2,316      2,013
                                               ----------  ----------  ---------

       Income from continuing operations          8,033        7,611      3,118
       (Loss) from discontinued
         operations, net                             -        (4,447)   (10,094)
                                               ----------  ----------  ---------

               Net income (loss)                $ 8,033      $ 3,164    $(6,976)
                                               ==========  ==========  =========


(1) Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 3 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Year Ended December 31,
                                               ---------------------------------
                                                  1997        1996        1995
                                               ----------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                          $ 8,033     $ 3,164     $(6,976)
     Adjustments to reconcile net income
       (loss) to net cash  provided by
       operating activities:
         Depreciation and amortization              591         452         379
         Equity in undistributed earnings
           of consolidated subsidiaries             692      (2,316)     (2,013)
         Loss from discontinued operations           -        4,447      10,094
         Change in intercompany taxes              (715)       (245)         -
         Decrease in other liabilities             (157)       (262)       (746)
         Minority interest                           -           -         (554)
         Other, net                                (245)      2,528       1,550
                                               ----------  ----------  ---------
             Net cash provided by
               operating activities               8,199       7,768       1,734
                                               ----------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in subsidiaries, net                 -           -          (38)
     Proceeds from sale of Leath Furniture, net      -        3,645          -
     Acquisition of American Southern
       Insurance Company                             -           -      (22,770)
     Additions to property and equipment           (536)     (1,177)     (1,058)
                                               ----------  ----------  ---------
             Net cash provided (used) by
               investing activities                (536)      2,468     (23,866)
                                               ----------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of bank financing     5,617      11,352      22,642
     Preferred stock dividends to affiliated       (315)       (315)       (315)
       shareholders
     Purchase of treasury shares                   (558)       (338)       (174)
     Retirements and payments of long-term
       debt and notes payable to affiliates     (12,628)    (20,662)       (675)
     Proceeds from exercise of stock options         62          85         600
                                               ----------  ----------  ---------
             Net cash (used) provided by
               financing activities              (7,822)     (9,878)    220,078
                                               ----------  ----------  ---------


Net increase (decrease) in cash                    (159)        358         (54)
Cash at beginning of year                           382          24          78
                                               ----------  ----------  ---------
Cash at end of year                             $   223     $   382     $    24
                                               ==========  ==========  =========

Supplemental disclosure:
    Cash paid for interest                      $ 2,958     $ 3,763     $ 2,894
                                               ==========  ==========  =========

    Cash paid for income taxes                  $    85     $   116     $   128
                                               ==========  ==========  =========

    Long-term debt, payable to affiliates,
      converted to preferred stock                   -           -      $13,400
                                               ==========  ==========  =========

    Debt to seller for purchase of
      American Southern Insurance Company            -           -      $11,352
                                               ==========  ==========  =========

    Issuance of stock to acquire SIA, Inc.      $ 1,212          -          -
                                               ==========  ==========  =========

The notes to consolidated financial statements are an integral part of these condensed statements.

                                                                    Schedule III
                                                                     Page 1 of 2

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                         Future Policy
                                        Benefits, Losses,                Other Policy
                       Deferred          Claims and Loss    Unearned       Claims and
      Segment      Acquisition Costs        Reserves        Premiums    Benefits Payable
------------------------------------------------------------------------------------------
December 31, 1997:
   A & H.....            $ 1,517             $  6,890         $ 2,631          $    -
   Life......             11,895               37,180              -             2,001
   Casualty..              3,071               81,839           21,781           1,996
                         -----------------------------------------------------------------
                         $16,483             $125,909(1)       $24,412         $ 3,997
                         =================================================================

December 31, 1996:
   A & H.....            $ 2,561             $  6,924          $ 2,135         $    -
   Life......              9,676               33,686               -            1,912
   Casualty..              2,942               79,849           22,965           1,727
                         -----------------------------------------------------------------
                         $15,179             $120,459(2)       $25,100         $ 3,639
                         =================================================================

December 31, 1995:
   A & H.....            $ 3,831             $  8,907          $ 2,222         $    -
   Life......              8,411               32,219               -            1,905
   Casualty..              2,657               74,693           21,918           1,983
                         -----------------------------------------------------------------
                          $14,899            $115,819(3)       $24,140         $ 3,888
                         =================================================================


_________________________

   (1)Includes future policy benefits of $39,188 and losses and claims of $86,721.
   (2)Includes future policy benefits of $36,385 and losses and claims of $84,074.
   (3)Includes future policy benefits of $36,305 and losses and claims of $79,514.

                                                                    Schedule III
                                                                     Page 2 of 2


                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTARY INSURANCE INFORMATION(1)
                                 (in thousands)

                                                     Benefits,    Amortization
                                    Investment    Claims, Losses  of Deferred     Other          Casualty
                         Premium      Income      and Settlement  Acquisition   Operating        Premiums
   Segment               Revenue    (Losses)*(2)     Expenses        Costs      Expenses(2)      Written
   -------               -------    ------------  --------------  ------------  -----------      ---------
December 31, 1997:
   Life......            $10,453      $ 4,018        $ 7,022        $  540        $ 3,480        $    -
   Casualty..             61,715        7,363         45,442         7,760          7,986         60,562
   A & H.....             16,514        1,157          8,554         1,404          6,564             -
   Other.....                 -            (5)            -             -           4,292             -
                         ---------------------------------------------------------------------------------
                         $88,682      $12,533        $61,018        $9,704        $22,322        $60,562
                         =================================================================================

December 31, 1996:
   Life......            $10,240      $ 4,210        $ 6,446        $1,449        $ 4,543        $    -
   Casualty..........     60,047        7,377         40,245         5,349         13,039         61,068
   A & H.....             15,738        1,234          7,590         1,386          7,565             -
   Other.....                 -           225             -             -           3,644             -
                         ---------------------------------------------------------------------------------
                         $86,025      $13,046        $54,281        $8,184        $28,791         $61,068
                         =================================================================================

December 31, 1995:
   Life......            $ 8,297      $ 3,941        $ 4,861        $1,799        $ 3,546        $    -
   Casualty..             18,302        2,989         12,356            -           6,582         19,074
   A & H.....             16,774        1,442          7,472         1,922          7,796             -
   Other.....                 -           (75)            -             -           2,252             -
                         ---------------------------------------------------------------------------------
                         $43,373      $ 8,297        $24,689        $3,721        $20,176        $19,074
                         =================================================================================

* Includes realized investment gains (losses).

(1) Supplementary insurance information contained above includes amounts related to American Southern for 1996 and 1997 only.
(2) Investment incom is allocated based on the pro rata percentages of insurance reserves and policyholders' funds attributable to each segment whereas other operating expenses are allocated based on premiums collected.

                                                                     Schedule IV


                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                                 (in thousands)

                                                             Ceded To       Assumed
                                                Gross          Other       From Other      Net
                                               Amount        Companies      Companies     Amount
-----------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Life insurance in force...........          $318,594         $11,767       $    -      $306,827
                                              =======================================================

Premiums  --
  Life insurance....................          $ 10,540         $    91       $    -      $ 10,449
  Accident and health insurance.....            16,518              -             -        16,518
  Property and casualty insurance(1)            43,721           8,978        26,972       61,715
                                              -------------------------------------------------------
    Total premiums.................           $ 70,779         $ 9,069       $26,972     $ 88,682
                                              =======================================================

Year ended December 31, 1996:
  Life insurance in force...........          $277,891         $10,072       $    -      $267,819
                                              =======================================================

Premiums  --
  Life insurance....................          $ 10,305         $    65       $    -      $ 10,240
  Accident and health insurance.....            15,738              -             -        15,738
  Property and casualty insurance(1)            43,317           9,009        25,739       60,047
                                              -------------------------------------------------------
   Total premiums.................            $ 69,360         $ 9,074       $25,739     $ 86,025
                                              =======================================================

Year ended December 31, 1995:
  Life insurance in force...........          $254,349         $10,003       $    -      $244,346
                                              =======================================================

Premiums  --
  Life insurance....................          $  8,378         $    81       $    -      $  8,297
  Accident and health insurance.....            16,774              -             -        16,774
  Property and casualty insurance(1)            21,258           2,956            -        18,302
                                              --------------------------------------------------------
    Total premiums.................           $ 46,410         $ 3,037       $    -      $ 43,373
                                              ========================================================

(1)  Information contained above includes amounts related to American Southern for 1996 and 1997 only.

                                                                     Schedule VI


                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING

                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)

                                                                         Claims and Claim
                                                                         Adjustment Expenses
                                                                         Incurred Related to
                                                                         -------------------
                                                                                              Amortization  Paid Claims
                      Deferred                                    Net                          of Deferred   and Claim
                        Policy               Unearned  Earned  Investment Current    Prior     Acquisition   Adjustment  Premiums
  Yead Ended         Acquisition  Reserves   Premium   Premium   Income    Year      Years        Costs       Expenses   Written
  ----------         -----------  --------   -------   -------   ------   -------   --------     -------    ----------   --------
December 31, 1997(1)  $ 3,071     $81,839    $21,781   $61,715   $7,363   $48,562   $(3,003)     $ 7,760      $41,883     $60,562
                      =======     =======    =======   =======   ======   =======   ========     =======      =======


December 31, 1996(1)  $ 2,942     $79,849    $22,965   $60,047   $7,205   $44,468   $(3,403)     $ 5,349      $41,017     $61,068
                      =======     =======    =======   =======   ======   =======   ========     =======      =======     =======


December 31, 1995     $2,657(1)   $74,693(1) $21,918(1)$18,302(2)$2,989(2)$7,002(2) $ 5,985(2)   $    -       $12,923(2)  $19,074(2)
                      ========    =========  =======   =======   ======   ======    =======      =======      =======     =======


   (1)   Includes Georgia Casualty & Surety and American Southern.

   (2)   Includes Georgia Casualty only.