Form 10-Q
period 1998-03-31
ATLANTIC AMERICAN CORP
filed 1998-05-13
CIK 8177

--------------------------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q

                          -----------

    |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 7, 1998, was 18,919,077.

--------------------------------------------------------------------------------

                   ATLANTIC AMERICAN CORPORATION

                               INDEX


Part 1.  Financial Information                                     Page No.
------------------------------                                     --------

Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             March 31, 1998 and December 31, 1997                      2


             Consolidated Statements of Operations -
             Three months ended March 31, 1998 and 1997                3


             Consolidated Statement of Shareholders' Equity -
             Three months ended March 31, 1998 and 1997                4


             Consolidated Statements of Cash Flows -
             Three months ended March 31, 1998 and 1997                5


             Notes to Consolidated Financial Statements                6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8-10



Part II.  Other Information
---------------------------


Item 6.  Exhibits and Report on Form 8-K                              11


Signature                                                             12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
------------------------------

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(In thousands, except share and per share data)
                                                        March 31,   December 31,
                                                          1998         1997
                                                        ------------------------
  Cash, including short-term investments of
       $52,062 and $46,167                              $ 54,097     $ 51,044
                                                        ------------------------
  Investments:
     Bonds (Cost: $85,514 and $91,143)                    86,630       92,184
     Common and preferred stocks (cost: $24,639
        and $18,359)                                      54,866       46,876
     Investments in limited partnerships (cost:
        $4,126 and $4,001)                                 4,115        3,941
     Mortgage loans                                        4,217        4,243
     Policy and student loans                              2,758        5,293
     Real estate                                              46           46
                                                        ------------------------
        Total investments                                152,632      152,583
  Receivables:
     Reinsurance                                          25,454       25,164
     Other (net of allowance for bad debts:
        $942 and $916)                                    31,513       17,470
  Deferred acquisition costs                              17,080       16,483
  Other assets                                             4,849        4,510
  Goodwill                                                 4,056        4,606
                                                        ========================
        Total assets                                    $289,681     $271,860
                                                        ========================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

  Insurance reserves and policy funds:
     Future policy benefits                             $ 38,500     $ 39,188
     Unearned premiums                                    34,235       24,412
     Losses and claims                                    88,431       86,721
     Other policy liabilities                              4,293        3,997
                                                        ------------------------
        Total policy liabilities                         165,459      154,318
  Accounts payable and accrued expenses                   15,352       10,759
  Debt payable                                            27,600       28,600
                                                        ------------------------
         Total liabilities                               208,411      193,677
                                                        ------------------------

Commitments and contingencies
Shareholders' equity:
     Preferred stock, $1 par, 4,000,000 shares authorized;
       Series A preferred, 30,000 shares issued and
         outstanding, $3,000 redemption value                 30           30
       Series B preferred, 134,000 shares issued and
         outstanding, $13,400 redemption value               134          134
    Common stock, $1 par, 30,000,000 shares authorized;
       18,935,993 shares issued in 1998 and 18,920,728
       shares issued in 1997; 18,916,957 shares
       outstanding in 1998 and 18,907,267 shares
       outstanding in 1997                                18,936       18,921
    Additional paid-in capital                            52,988       53,316
    Accumulated deficit                                  (22,056)     (23,653)
    Accumulated other comprehensive income -
       unrealized investment gains, net                   31,332       29,498
    Treasury stock, at cost, 19,036 shares 1998
      and 13,461 shares in 1997                              (94)         (63)
                                                        ------------------------
         Total shareholders' equity                       81,270       78,183
                                                        ========================
                 Total liabilities and
                 shareholders' equity                   $289,681     $271,860
                                                        ========================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended
                                                         March 31,
 (In thousands, except per share data)                1998      1997
                                                    ------------------

Revenue:
  Insurance premiums                                $22,958   $21,775
  Investment income                                  2,924      2,875
  Realized investment gains, net                       518         39
  Other income                                         112          2
                                                   ------------------
      Total revenue                                 26,512     24,691
                                                   ------------------

Benefits and expenses:
  Insurance benefits and losses incurred            15,522     14,532
  Commissions and underwriting expenses              7,278      6,044
  Interest expense                                     568        733
  Other                                              1,519      1,404
                                                   ------------------
      Total benefits and expenses                   24,887     22,713
                                                   ------------------

Income before income tax expense                     1,625      1,978
Income tax expense                                      26         40
                                                   ------------------

              Net income                           $ 1,599    $ 1,938
                                                   ==================


Net income per common share (basic and diluted)    $   .06    $   .08
                                                   ==================


Weighted average common shares outstanding basic    18,909     18,684
                                                   ==================

Weighted average common shares outstanding,
   diluted                                          19,231     18,815
                                                   ==================





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                               Net
                                                              Additional                    Unrealized
                                       Preferred     Common     Paid-in     Accumulated     Investment     Treasury
Three Months Ended March 31, 1998        Stock       Stock      Capital       Deficit         Gains          Stock        Total
---------------------------------      ---------------------------------------------------------------------------------------------
Balance, December 31,1997               $  164      $18,921    $ 53,316      $ (23,653)      $29,498        $ (63)      $ 78,183

Comprehensive income:
    Net income                                                                   1,599                                     1,599
    Increase in unrealized
       investment gains                                                                         1,834                      1,834
                                                                                                                         --------
Total comprehensive income                                                                                                 3,433
                                                                                                                         --------
Cash dividends paid on preferred stock                              (79)                                                     (79)
Dividends accrued on preferred stock                               (302)                                                    (302)
Purchase of shares for treasury                                                                               (58)           (58)
Issuance of shares for employee benefit                                                                                       -
  plans and stock options                                             2             (2)                        27             27
Issuance of shares for acquisition of                                                                                         -
  Self-Insurance Administrators, Inc.                    15          51                                                       66

                                       ---------------------------------------------------------------------------------------------

Balance, March 31, 1997                 $  164      $18,936    $ 52,988      $ (22,056)      $31,332        $ (94)      $ 81,270
                                       =============================================================================================
Three Months Ended March 31, 1997
---------------------------------

Balance, December 31, 1996              $  164      $18,712    $ 54,062      $ (31,426)      $17,713        $ (89)      $ 59,136

Comprehensive income:
    Net income                                                                   1,938                                     1,938
    Decrease in unrealized investment gains                                                   (1,870)                     (1,870)
                                                                                                                        ---------
Total comprehensive income                                                                                                    68
                                                                                                                        ---------
Cash dividends paid on preferred stock                              (79)                                                     (79)
Dividends accrued on preferred stock                               (301)                                                    (301)
Purchase of shares for treasury                                                                               (34)           (34)
Issuance of shares for employee benefit
   plans and stock options                                                          (2)                         5              3

                                       ---------------------------------------------------------------------------------------------

Balance, March 31, 1997                 $  164      $18,712    $ 53,682      $ (29,490)      $15,843        $(118)      $ 58,793
                                       =============================================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                            March 31,
                                                       -------------------
                                                         1998     1997
                                                       -------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                          $ 1,599    $ 1,938
   Adjustments to reconcile net income to net
     cash used by operating activities:
     Amortization of deferred acquisition costs          2,055      2,143
     Acquisition costs deferred                         (2,745)    (2,221)
     Realized investment gains                            (518)       (39)
     Increase in insurance reserves                     11,129     13,386
     Depreciation and amortization                         228        269
     Increase in receivables, net                      (14,327)   (14,327)
     Increase (decrease) in other liabilities            4,291     (2,343)
     Other, net                                           (296)       311
                                                       -------------------
          Net cash provided (used) by operating
          activities                                     1,416       (883)
                                                       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured            23,763     17,342
   Investments purchased                               (21,377)   (15,943)
   Reduction in minority interest liability payable        -          (46)
   Additions to property and equipment                    (175)      (192)
   Bulk reinsurance transactions, net                      564        -
                                                       -------------------
         Net cash provided by investing activities       2,775      1,161
                                                       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Preferred stock dividends                               (79)       (79)
   Proceeds from exercise of stock options                 -            3
   Purchase of treasury shares                             (59)       (60)
   Repayments of debt                                   (1,000)    (1,000)
                                                       -------------------
         Net cash used by financing activities          (1,138)    (1,136)
                                                       -------------------

Net (decrease) increase in cash and cash equivalents     3,053       (858)

Cash and cash equivalents at beginning of period        51,044     45,499
                                                       -------------------

Cash and cash equivalents at end of period             $54,097    $44,641
                                                       ===================


SUPPLEMENTAL CASH FLOW INFORMATION:

   Cash paid for interest                              $  568     $   621
                                                       ===================

   Cash paid for income taxes                          $  -       $    25
                                                       ===================









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included or incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Adoption of new accounting standards.

     As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130 (Statement
130), Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement has no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income, while prior to adoption of Statement 130 they were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131 (Statement
131), Disclosures about Segments of an Enterprise and Related Information. Statement 131 supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. The adoption of Statement 131 did not affect the Company's results of operations or financial position.

Note 3.  Segment Information

     The following summary sets forth information for each of the Company's business segments by revenue and income (loss) before income tax provision (benefit). The Company divides its operations into 3 segments: Property and Casualty Insurance, Life Insurance, and Accident and Health Insurance.

                                  Property             Accident  Corporate   Adjustments
                                     and                 and        and         and
                                  Casualty     Life     Health     Other     Eliminations     Consolidated
                                 ------------------------------------------------------------------------------------
March 31, 1998:

     Revenue                     $ 16,741    $ 3,927   $ 5,701    $  158       $ (15)           $ 26,512

     Income (loss) before
       income tax expense
       (benefit)                    1,812        574       124      (885)          0               1,625


March 31, 1997:

     Revenue                     $ 16,997    $ 3,518   $ 4,192    $   12       $ (28)           $ 24,691

     Income (loss) before
       income tax expense           2,033        260       250      (565)          0               1,978
       (benefit)


Note 4.  Reconciliation of Other Comprehensive Income


                                                          March 31,
                                                       1998       1997
                                                     ---------------------

Gain on sale of securities included in net income
                                                      $  518     $    39
                                                     =====================
Other comprehensive income:
     Net unrealized gain (loss) arising during year   $2,352     $(1,831)
     Reclassification adjustment                        (518)        (39)
                                                     ---------------------

Net unrealized gain (loss) recognized
   in other comprehensive income                      $1,834     $(1,870)
                                                     =====================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     Management's discussion of financial condition and results of operations for the three month periods ended March 31, 1998 and 1997 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries: Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern" and together with Georgia Casualty, the "Casualty Division"), Bankers Fidelity Life Insurance Company ("Bankers Fidelity"), American Independent Life Insurance Company ("American Independent" and together with Bankers Fidelity, the "Life and Health Division"), and Self-Insurance Administrators, Inc. ("SIA, Inc.").

     Atlantic American Corporation's net income for the first quarter of 1998 was $1.6 million ($.06 per diluted share) compared to net income of $1.9 million ($.08 per diluted share) for the first quarter of 1997. The decline in net income was principally the result of increases in claims in the Company's supplemental health business and increased claims in the workers' compensation line of business, both of which were offset somewhat by favorable claims results in the Company's large block of automobile business. The results for the quarter were also impacted by higher commission costs.

     Pretax net income in the Company's Life and Health Division was up 36%, while net income in the Casualty Division was down 11%. The Company's most recent acquisition, SIA, Inc., contributed $94,000 to the Company's net income.

RESULTS OF OPERATIONS

     Total revenue for the Company was up 7.4% for the first quarter of 1998, increasing from $24.7 million in the first quarter of 1997 to $26.5 million. This increase is attributable to a $1.2 million increase in insurance premiums.

     In the Company's Casualty Division, premiums were down $618,000 for the quarter. This decline in premiums is attributable to a $1.2 million decline in premiums at American Southern, offset by an increase in premiums at Georgia Casualty of $584,000. The decline in premiums at American Southern is primarily the result of a decrease in the net rate charged for one of the company's large block accounts. Management believes that while this net rate has declined, the account will continue to be profitable. Insurance premiums in the Life and Health Division were up 28% or $1.8 million. Of this increase, $990,000 is attributable to the acquisition of American Independent, which was acquired on October 1, 1997. The remainder of the increase is principally the result of a refocused marketing campaign at Bankers Fidelity that began in the first quarter of 1998.

     The modest increase in investment income is the result of a small improvement in the overall return of the Company's investment portfolio. In the fourth quarter of 1997, the Company made a repayment on its bank debt of $3.0 million using proceeds from its investment portfolio, which has slowed the overall growth in the Company's investment portfolio. Realized investment gains for the first quarter of 1998 were $518,000, compared to $39,000 for the first quarter of 1997. Management is continually evaluating the composition of the Company's investment portfolio and will periodically divest highly appreciated investments in an effort to improve the overall yield of the portfolio. The Casualty Division recognized a realized gain of $289,000 for the first quarter of 1998, compared to an $81,000 realized loss in the first quarter of 1997. The Life and Health Division realized gains of $172,000 for the quarter, compared to $120,000 in 1997.

     Other income increased $110,000, primarily as a result of the inclusion of SIA, Inc. in the first quarter of 1998.

     Insurance benefits and losses increased by 6.8% to $15.5 million, from $14.5 million in the first quarter of 1997. The increase is attributable to an increase in benefits and losses in the Life and Health Division of $1.7 million and a decrease in benefits and losses of $700,000 in the Casualty Division. American Southern experienced a decline of $1.9 million in the first quarter of 1998, while benefits and losses at Georgia Casualty were up $1.2 million.

     As a percentage of premium revenue, insurance benefits and losses incurred for the first quarter of 1998 were up slightly to 67.6%, from 66.7% in the first quarter of 1997. Georgia Casualty's percentage was up 78.3%, while American Southern saw its ratio decline to 63.7%. The Life and Health Division's percentage was 65.2% for the first quarter of 1998, compared to 57.6% in the first quarter of 1997.

     Commission and underwriting expenses increased from $6.0 million in the first quarter of 1997 to $7.3 million in the first quarter of 1998. The increase is attributable to the increase in premiums for the quarter coupled with increased profit commissions on American Southern's business, which occurred as a result of American Southern's low loss ratio for the quarter, the results of which are shared with its agents. As a result, American Southern's commission and underwriting expenses were up $727,000 for the quarter. Georgia Casualty, as a result of its increased premium volume, experienced an increase in commission and underwriting expense of $142,000 while the Life and Health Division also saw a modest increase in commission and underwriting expense for the same reason.

     Interest expense for the quarter declined 23%, principally as a result of a $7.0 million reduction in debt compared to the first quarter of 1997, compounded by a 50 basis point reduction in the interest rate of the Company's credit facility to 8.0%. The reduction in the rate was triggered by the Company meeting certain financial criteria at year-end 1997, and is subject to further adjustment, up or down, based on the Company continuing to meet these criteria. In any event, the rate charged by the credit facility will not exceed 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

     The major cash needs of the Company are for the payment of claims and expenses as they come due and maintaining adequate statutory capital and surplus to satisfy state regulatory requirements and meeting debt service requirements of the Parent. The Company's primary source of cash are written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends, when earnings warrant such payment. By statute, the state regulatory authorities establish minimum liquidity standards primarily to protect policyholders.

     The Company's insurance subsidiaries reported a combined statutory income of $1.6 million for the first quarter of 1998 compared to statutory net income of $2.1 million for the first quarter of 1997. The reasons for the decline in statutory earnings in the first quarter of 1998 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well different reserving methods.

     The Company is a party to a Credit Agreement with Wachovia Bank of Georgia, N.A. At March 31, 1998, the Company had outstanding borrowings under this agreement of approximately $27.6 million, none of which is scheduled to become due and payable during the last nine months of 1998. The Company repaid $1.0 million of outstanding principal during the first quarter of 1998. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement with its subsidiaries.

     The Company has two series of preferred stock outstanding, substantially of all which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series A Convertible Preferred Stock accrues annual dividends at a rate of $10.50 per share, are convertible into an approximately 752,000 shares of common stock at a conversion price of $3.99 per share, and are redeemable at the Company's option at $100 per share, plus unpaid dividends. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock and are redeemable at the Company's option. The Series B Stock is not currently convertible. At March 31, 1998, the Company had accrued, but unpaid dividends on the Series B Stock totaling $2.7 million.

     The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 1998 remained approximately the same as in the first quarter of 1997. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $41.0 million at March 31, 1998.

     At March 31, 1998, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $24.3 million of deferred tax assets, offset by $14.6 million of deferred tax liabilities, and a $9.7 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

     Approximately 92.7% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At March 31, 1998, Georgia Casualty had $17.1 million of accumulated statutory earnings, American Southern had $19.3 million of accumulated statutory earnings, and Bankers Fidelity had $19.2 million of accumulated statutory earnings.

     Net cash provided by operating activities was $1.4 million in 1998 compared to net cash used by operating activities of $883,000 in the first quarter of 1997. Cash and short-term investments increased from $51.0 million at December 31, 1997, to $54.1 million at March 31, 1998, mainly due to positive cash flow from operations and the sale and maturity of longer term investments. Total investments (excluding short-term investments) remained unchanged at $152.6 million due in part to increases in unrealized gains on the Company's investment portfolio.

     The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

YEAR 2000

     Many existing computer systems currently in use were developed using two digits rather than four digits to specify the year. As a result, many systems will recognize a date code of "00" as the calendar year 1900 rather than 2000 which could cause systems to fail or cause erroneous results.

     The Company has undertaken projects to ensure that all of its systems will be compliant with year 2000 issues. Currently, one of the Company's three major operating systems is fully year 2000 compliant and the process of bringing the other operating systems into compliance is underway. All operating systems are expected to be fully compliant by the end of 1998. If the Company fails to bring its systems into compliance by the year 2000 the Company may, as a result, be unable to process some business which could potentially have a materially adverse effect on the financial operations of the Company; however, in the opinion of management the risk of this occurrence is remote. The cost of bringing the Company's systems into compliance is not expected to have a material effect on the results of operations or financial position of the Company.

FORWARD-LOOKING STATEMENTS

     This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1997 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES



Item 6.  Exhibits and Report on Form 8-K.

     (a)   The following exhibits are filed herewith:

           Exhibit 11.  Computation of net income per common share.

           Exhibit 27.   Financial data schedule.

           Exhibit 99.1   Press Release April 8, 1998

    (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1998.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ATLANTIC AMERICAN CORPORATION
                                             (Registrant)





Date:  May 13, 1998             By:             /s/
                                    Edward L. Rand, Jr.
                                    Vice President and Treasurer
                                    (Principal Financial and Accounting Officer)