Form 10-Q
period 1998-06-30
ATLANTIC AMERICAN CORP
filed 1998-08-14
CIK 8177

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

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 12, 1998, was 18,788,839.


--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX


Part 1.    Financial Information                              Page No.
--------------------------------                              --------

Item 1.    Financial Statements:

      Consolidated Balance Sheets -
      June 30, 1998 and December 31, 1997                         2

      Consolidated Statements of Operations -
      Three months and six months ended June 30,
        1998 and 1997                                             3

      Consolidated Statements of Shareholders' Equity -
      Six months ended June 30, 1998 and 1997                     4

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1998 and 1997                     5

      Notes to Consolidated Financial Statements                  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    8

Part II.   Other Information
----------------------------

Item 4.    Submission of matters to a vote of
           security holders                                      12

Item 5.    Other Information - Shareholder Proposals             12

Item 6.    Exhibits and report on Form 8-K                       13

Signature                                                        14

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
-------------------------------

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
(In thousands, except share and per share data)
                                                       June 30,     December 31,
                                                         1998           1997
                                                       -------------------------
Cash, including short-term investments of
  $37,918 and $46,167                                  $  44,116     $  51,044
                                                       -------------------------
Investments:
  Bonds (cost: $90,640 and $91,143)                       91,611        92,184
  Common and preferred stocks (cost: $26,130
    and $18,359)                                          57,573        46,876
  Investments in limited partnerships (cost:
    $4,001 and $4,001)                                     3,925         3,941
  Mortgage loans                                           3,899         4,243
  Policy and student loans                                 2,498         5,293
  Real estate                                                 46            46
                                                       -------------------------
     Total investments                                   159,552       152,583
                                                       -------------------------
Receivables:
  Reinsurance                                             25,384        25,164
  Other (net of allowance for bad debts:
    $1,024 and $916)                                      26,797        17,470
  Deferred acquisition costs                              17,136        16,483
  Other assets                                             4,694         4,510
  Goodwill                                                 4,028         4,606
                                                       =========================
     Total assets                                      $ 281,707     $ 271,860
                                                       =========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
  Future policy benefits                               $  38,696     $  39,188
  Unearned premiums                                       29,552        24,412
  Losses and claims                                       86,978        86,721
  Other policy liabilities                                 4,321         3,997
                                                       -------------------------
     Total policy liabilities                            159,547       154,318
Accounts payable and accrued expenses                     11,997        10,759
Debt payable                                              27,000        28,600
                                                       -------------------------
     Total liabilities                                   198,544       193,677
                                                       -------------------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par, 4,000,000 shares authorized;
    Series A preferred, 30,000 shares issued and
      outstanding, $3,000 redemption value                    30           30
    Series B preferred, 134,000 shares issued and
      outstanding, $13,400 redemption value                  134          134
  Common stock, $1 par, 30,000,000 shares authorized;
    18,935,993 shares issued in 1998 and 18,920,728
    shares issued in 1997; 18,797,778 shares outstanding
    in 1998 and 18,907,267 shares outstanding in 1997     18,936       18,921
  Additional paid-in capital                              52,604       53,316
  Accumulated deficit                                    (20,256)     (23,653)
  Accumulated other comprehensive income -
    unrealized investment gains, net                      32,338       29,498
  Treasury stock, at cost, 138,215 shares in
    1998 and 13,461 shares in 1997                          (623)         (63)
                                                       -------------------------
      Total shareholders' equity                          83,163       78,183
                                                       -------------------------
          Total liabilities and shareholders' equity   $ 281,707    $ 271,860
                                                       =========================

        The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Three Months Ended   Six Months Ended
                                              June 30,             June 30,
                                         ---------------------------------------
 (In thousands, except per share data)
                                            1998      1997      1998      1997
                                         ---------------------------------------

Revenue:
  Insurance premiums                     $ 22,871  $ 21,229  $ 45,829  $ 43,003
  Investment income                         2,717     2,836     5,641     5,712
  Realized investment gains, net              394       248       912       286
 Other income                                  57        26       169        28
                                         ---------------------------------------
      Total revenue                        26,039    24,339    52,551    49,029
                                         ---------------------------------------

Benefits and expenses:
  Insurance benefits and losses incurred   15,470    14,937    30,992    29,468
  Commissions and underwriting expenses     6,443     5,747    13,721    11,792
  Interest expense                            547       738     1,115     1,471
  Other                                     1,674     1,451     3,193     2,854
                                         ---------------------------------------
      Total benefits and expenses          24,134    22,873    49,021    45,585
                                         ---------------------------------------

Income before income tax expense            1,905     1,466     3,530     3,444
Income tax expense                           (106)      (20)     (132)      (60)
                                         ---------------------------------------

      Net income                         $  1,799  $  1,446  $  3,398  $  3,384
                                         =======================================

Net income per common share
  (basic and diluted)                    $    .08  $    .06  $    .14  $    .14
                                         =======================================

Weighted average common shares
  outstanding, basic                       18,879    18,730    18,894    18,801
                                         =======================================

Weighted average common shares
  outstanding, diluted                     19,169    18,829    19,195    18,916
                                         =======================================









       The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Net
                                                              Additional                    Unrealized
                                       Preferred     Common     Paid-in     Accumulated     Investment     Treasury
Six Months Ended June 30, 1998           Stock       Stock      Capital       Deficit         Gains          Stock        Total
---------------------------------      ---------------------------------------------------------------------------------------------
Balance, December 31,1997               $  164      $18,921    $ 53,316      $ (23,653)      $29,498        $ (63)      $ 78,183

Comprehensive income:
    Net income                                                                   3,398                                     3,398
    Increase in unrealized
       investment gains                                                                        2,840                       2,840
                                                                                                                         --------
Total comprehensive income                                                                                                 6,238
                                                                                                                         --------
Cash dividends paid on preferred stock                             (158)                                                    (158)
Dividends accrued on preferred stock                               (603)                                                    (603)
Purchase of shares for treasury                                                                              (587)          (587)
Issuance of shares for employee benefit                                                                                       -
  plans and stock options                                            (2)            (1)                        27             24
Issuance of shares for acquisition of                                                                                         -
  Self-Insurance Administrators, Inc.                    15          51                                                       66

                                       ---------------------------------------------------------------------------------------------

Balance, June 30, 1998                  $  164      $18,936    $ 52,604      $ (20,256)      $32,338        $ (623)      $ 83,163
                                       =============================================================================================
Six Months Ended June 30, 1997
---------------------------------

Balance, December 31, 1996              $  164      $18,712    $ 54,062      $ (31,426)      $17,713        $ (89)      $ 59,136

Comprehensive income:
    Net income                                                                   3,384                                     3,384
    Decrease in unrealized investment
       gains                                                                                   1,743                       1,743
                                                                                                                        ---------
Total comprehensive income                                                                                                 5,127
                                                                                                                        ---------
Cash dividends paid on preferred stock                             (158)                                                    (158)
Dividends accrued on preferred stock                               (603)                                                    (603)
Purchase of shares for treasury                                                                              (440)          (440)
Issuance of shares for employee benefit                                                                                       -
   plans and stock options                                           (1)           (98)                       147             48

                                       ---------------------------------------------------------------------------------------------

Balance, June 30, 1997                  $  164      $18,712    $ 53,300      $ (28,140)      $19,456        $(382)      $ 63,110
                                       =============================================================================================

       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                 June 30,
                                                           ---------------------

                                                              1998      1997
                                                           ---------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  3,398  $  3,384
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
    Amortization of deferred acquisition costs                5,012     4,188
    Acquisition costs deferred                               (5,759)   (4,934)
    Realized investment gains                                  (912)     (286)
    Increase in insurance reserves                            5,229     8,450
    Depreciation and amortization                               683       544
    Increase in receivables, net                             (9,547)   (8,728)
    Decrease in other liabilities                               634    (2,587)
    Other, net                                                 (405)       97
                                                           ---------------------
      Net cash (used) provided by operating activities       (1,667)      128
                                                           ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                 44,445    24,663
   Investments purchased                                    (47,678)  (34,553)
   Reduction in minority interest liability payable              -        (54)
   Additions to property and equipment                         (269)     (346)
   Bulk reinsurance transactions, net                           564        -
                                                           ---------------------
      Net cash used by investing activities                  (2,938)  (10,290)
                                                           ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                                   (158)     (158)
   Proceeds from exercise of stock options                       22        48
   Purchase of treasury shares                                 (587)     (493)
   Repayments of debt                                        (1,600)   (2,000)
                                                           ---------------------
      Net cash used by financing activities                  (2,323)   (2,603)
                                                           ---------------------

Net decrease in cash and cash equivalents                    (6,928)  (12,765)
Cash and cash equivalents at beginning of period             51,044    45,499
                                                           ---------------------
Cash and cash equivalents at end of period                 $ 44,116  $ 32,734
                                                           =====================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                     $  1,097  $  1,527
                                                           =====================
Cash paid for income taxes                                 $    200  $     85
                                                           =====================



       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.
-------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Segment Information
-------

     The following summary sets forth information for each of the Company's business segments by revenue and income (loss) before income tax provision (benefit). The Company divides its operations into 3 segments: Property and Casualty Insurance, Life Insurance, and Accident and Health Insurance.

                                  Property             Accident  Corporate   Adjustments
                                     and                 and        and         and
                                  Casualty     Life     Health     Other     Eliminations     Consolidated
                                 ------------------------------------------------------------------------------------
Six Months Ended June 30, 1998:
------------------------------

     Revenue                     $ 32,943   $  7,835   $11,542    $  257       $ (26)           $ 52,551
     Income (loss) before
       income tax expense
       (benefit)                    4,028      1,341        59    (1,898)          0               3,530

Six Months Ended June 30, 1997:
------------------------------

     Revenue                     $ 33,741   $  7,025   $ 8,276    $   13       $ (26)           $ 49,029
     Income (loss) before
       income tax expense
       (benefit)                    3,630        997        25    (1,208)          0               3,444

Three Months Ended June 30, 1998:
--------------------------------

     Revenue                     $ 16,202    $ 3,908    $ 5,841   $   99       $ (11)           $ 26,039
     Income (loss) before
       income tax expense
       (benefit)                    2,216        767        (65)  (1,013)          0               1,905

Three Months Ended June 30, 1997:
--------------------------------

     Revenue                     $ 16,745    $ 3,507    $ 4,084    $   1       $   2             $ 24,339
     Income (loss) before
       income tax expense
       (benefit)                    1,597        737       (225)    (643)          0                1,466



Note 3.  Reconciliation of Other Comprehensive Income
-------


                                                                June 30,
                                                             1998      1997
                                                          ---------------------

Gain on sale of securities included in net income         $   912   $   286
                                                          =====================
Other comprehensive income:
  Net unrealized gain arising during year                 $ 3,752   $ 2,029
  Reclassification adjustment                                (912)     (286)
                                                          ---------------------

Net unrealized gain recognized in other
  comprehensive income                                    $ 2,840   $ 1,743
                                                          =====================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Management's discussion of financial condition and results of operations for the six month periods ended June 30, 1998 and 1997 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries:
Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern"), American Safety Insurance Company ("American Safety"), at times jointly referred to as the "Casualty Division", Bankers Fidelity Life Insurance Company ("Bankers Fidelity"), American Independent Life Insurance Company ("American Independent"), at times jointly referred to as the "Life and Health Division", and Self-Insurance Administrators, Inc. ("SIA, Inc.").

RESULTS OF OPERATIONS

     The Company's net income for the second quarter of 1998 was $1.8 million ($.08 per diluted share) compared to net income of $1.4 million ($.06 per diluted share) for the second quarter of 1997. Net income for the first six months of both 1998 and 1997 was $3.4 million ($.14 per share). The increase in net income for the second quarter of 1998 is attributable to increased revenues in the Life and Health Division and an improvement in the ratio of insurance benefits and losses incurred to insurance premiums (the "loss ratio"). Year-to-date earnings are flat compared to 1997 as the improvement in the second quarter of 1998 was offset by net income for the first three months of 1998, which was lower than in the comparable period in 1997.

     Pretax net income for the Casualty Division increased 11% for the first six months of 1998, while pretax net income for the Life and Health Division increased 37%. These increases were offset by an increase in the Company's corporate administrative expenses primarily resulting from a revision in the method by which expenses of the Company are charged to its subsidiaries.

     Total revenue for the six months ended June 30, 1998 was $52.6 million, up 7.2% over the first six months of 1997. For the quarter, total revenue increased 7.0%. The increase in both the quarter and six month period is primarily attributable to an increase in insurance premiums along with increases in both realized gains and other income. Investment income for both the six month period and the quarter decreased as a result of the significant prepayment of debt made in the fourth quarter of 1997.

     Insurance premiums for the year-to-date period are up $2.8 million, or 6.6%, and are up 7.7% for the quarter. In the Life and Health Division premiums for the first six months of 1998 were up $4.2 million, and for the quarter were up $2.4 million. This increase in insurance premiums is principally the result of both the acquisition of American Independent in the fourth quarter of 1997, which added $2.0 million in premiums through June 30, and strong internal growth attributable in part to a refocused marketing campaign. Premiums at Georgia Casualty were up $1.4 million for the year-to-date period and $800,000 for the second quarter. This increase in premiums reflects an increased marketing effort, particularly in the fourth quarter of 1997, the results of which are now being seen. Premium income at American Southern was down $2.7 million for the six month period and down $1.5 million for the quarter. This decline is primarily attributable to a decrease in the net rate charged for one of the company's large block accounts. Management believes that while this net rate has declined as a result of a heightened competitive environment, the account will continue to be profitable.

     Realized investment gains for the second quarter of 1998 were $394,000 compared to $248,000 for the same period in 1997. For the six months ended June 30, 1998, realized gains were $912,000 compared to $286,000 in 1997. Management is continually evaluating the composition of the Company's investment portfolio and will periodically divest appreciated investments as deemed appropriate. The increase in other income for both the quarter and the six months ended June 30, 1998 is a result of the inclusion of SIA, Inc. which generates income in the form of commission and service fees from the administration of third party self-insured workers' compensation plans. SIA, Inc. was acquired in the fourth quarter of 1997.

     Total expenses increased 7.5% for the six months ended June 30, 1998 and 5.5% when compared to the second quarter of 1997. The increase in expenses for the first half of 1998 is comprised of a 5.2% increase in insurance benefits and losses incurred, a 16.4% increase in commission and underwriting expenses and an 11.9% increase in other operating expenses, offset in part by a 24.2% decrease in interest expense. For the quarter, insurance benefits and losses were up 3.6%, commissions and underwriting expenses were up 12.1%, other operating expenses were up 15.4% and interest expense was down 25.9%.

     The increase in insurance benefits and losses is primarily a factor of the increase in insurance premiums. The total loss ratio for the quarter was 67.6% compared to 70.4% for the second quarter of 1997. For the first six months of 1998, this ratio declined from 68.5% in 1997 to 67.6%.

     Insurance benefits and losses incurred at American Southern decreased $3.1 million for the first six months of 1998 and $1.2 million for the quarter. The loss ratio for the first six months of 1998 was 69.5%, down from 75.6% in the first half of 1997. The decline in the loss ratio is attributable to a reduction in substandard auto premiums which historically have a higher loss ratio and an overall reduction in losses on American Southern's other lines of business.

     Insurance benefits and losses at Georgia Casualty were up $1.1 million through June 30, 1998 and were virtually unchanged for the second quarter. The year-to-date loss ratio was 70.2%, up slightly from 68.7% in the first six months of 1997. Insurance benefits and losses at Bankers Fidelity were up $3.1 million year-to-date and $1.4 million for the quarter, as a result of the increase in premium volume.

     Commission and underwriting expenses for the first half of 1998 increased $1.9 million to $13.7 million and for the quarter were up $534,000. The increase for the six months ended June 30, 1998 is primarily the result of the increase in premium volume, particularly at Bankers Fidelity, and increased profit commissions on American Southern's business. The increase for the second quarter is attributable to the overall increase in premium volume.

     The decline in interest expense of 24% is due to the reduction in debt compounded by a 50 basis point reduction in the interest rate charged on the Company's credit facility to the prime rate less 50 basis points, currently 8.0%. The reduction in the rate resulted from the Company meeting certain specified financial criteria at year-end 1997 under the credit facility, and is subject to further adjustment, based on the Company's continuing to meet those criteria. In any event, the rate charged by the credit facility will not exceed the prime rate of interest.

     The Company's tax provision increased for the quarter as a result of the income of American Independent, which is not a part of the Company's consolidated return and the income of which is not subject to offset by the Company's net operating losses carryforwards.


LIQUIDITY AND CAPITAL RESOURCES

     The major cash needs of the Company are for the payment of claims and expenses as they come due and the maintenance of adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements of the Company. The Company's primary source of cash are written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends from the subsidiaries, when earnings warrant such dividend payments. By statute, the state regulatory authorities establish minimum liquidity standards primarily to protect policyholders.

     The Company's insurance subsidiaries reported a combined statutory income of $3.9 million for the first six months of 1998 compared to statutory net income of $3.2 million for the first six months of 1997. Total statutory net income for the quarter was $2.3 million compared to $1.1 million in 1997. The reasons for the increase in statutory earnings in the first half of 1998 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

     The Company is a party to a Credit Agreement with Wachovia Bank of Georgia, N.A. At June 30, 1998, the Company had outstanding borrowings under this agreement of approximately $27.0 million, none of which is scheduled to become due and payable during the last six months of 1998. The Company repaid $1.6 million of outstanding principal during the first half of 1998. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement with its subsidiaries.

     The Company has two series of preferred stock outstanding, substantially of all which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series A Convertible Preferred Stock accrue annual dividends at a rate of $10.50 per share, are convertible into approximately 704,000 shares of common stock at a conversion price of $4.26 per share, and are redeemable at the Company's option at $100 per share, plus accrued dividends. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock and are redeemable at the Company's option. The Series B Stock is not currently convertible. At June 30, 1998, the Company had accrued, but unpaid dividends on the Series B Stock totaling $3.0 million.

     The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first six months of 1998 remained approximately the same as in the first six months of 1997. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $41.0 million at June 30, 1998.

     At June 30, 1998, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $23.0 million of deferred tax assets, offset by $14.9 million of deferred tax liabilities, and a $8.1 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

     Approximately 94.9% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At June 30, 1998, Georgia Casualty had $18.0 million of accumulated statutory earnings, American Southern had $19.5 million of accumulated statutory earnings, and Bankers Fidelity had $19.2 million of accumulated statutory earnings.

     Net cash used by operating activities was $1.7 million in the first half of 1998 compared to net cash provided by operating activities of $128,000 in the first six months of 1997. Cash and short-term investments decreased from $51.0 million at December 31, 1997, to $44.1 million at June 30, 1998, mainly due to an increase in longer term investments. Total investments (excluding short-term investments) increased to $159.6 million due in part to the shift from short-term investments and increases in unrealized gains on the Company's investment portfolio.

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

     The Company has undertaken projects to ensure that all of its systems will be compliant with year 2000 issues. Currently, one of the Company's three major operating systems is year 2000 compliant and the process of bringing the other operating systems into compliance is underway. All operating systems are expected to be compliant by the end of 1998. If the Company fails to bring its systems into compliance by the year 2000 the Company may, as a result, be unable to process some business which could potentially have a materially adverse effect on the financial operations of the Company; however, in the opinion of management the risk of this occurrence is remote. The cost of bringing the Company's systems into compliance is not expected to have a material effect on the results of operations or financial position of the Company.

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

                           PART II. OTHER INFORMATION

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES




Item 4.  Submission of matters to a vote of security-holders.
-------------------------------------------------------------

     On May 5, 1998, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, for approval of the Second Amendment to the 1992 Incentive Plan, and the appointment of Arthur Andersen LLP as the Company's auditors.

       Election of Directors                     Shares Voted
-------------------------------------   -------------------------------

Director Nominee                             For          Withheld
----------------                          ----------      --------
J. Mack Robinson                          16,816,669       25,378
Hilton H. Howell, Jr.                     16,818,486       23,561
Samuel E. Hudgins                         16,820,746       21,301
D. Raymond Riddle                         16,819,656       22,391
Harriett J. Robinson                      16,815,681       26,366
Scott G. Thompson                         16,820,131       21,916
Mark C. West                              16,820,946       21,101
William H. Whaley, M.D.                   16,819,411       22,636
Dom H. Wyant                              16,818,526       23,521


    Second Amendment to the 1992                 Shares Voted
           Incentive Plan
-------------------------------------   ------------------------------------

                                           For        Against      Abstain
                                        ----------    -------     ---------
                                        15,167,948    668,476     1,005,623


 Appointment of Independent Public               Shares Voted
            Accountants
-------------------------------------   ------------------------------------

                                           For        Against      Abstain
                                        ----------    -------      --------
Arthur Andersen LLP                     16,752,503     67,260        22,284


Item 5.  Other Information - Shareholder Proposals
--------------------------------------------------

     Proposals by shareholders intended to be presented at the 1999 Annual Meeting must be forwarded in writing and received at the principal executive office of the Company no later than December 16, 1998, directed to the attention of the Secretary, for consideration for inclusion in the Company's proxy statement for the Annual Meeting of Shareholders to be held in 1999. Moreover, with regard to any proposal by a shareholder not seeking to have such proposal included in the proxy statement but seeking to have such proposal considered for the 1999 Annual Meeting, if such shareholder fails to notify the Company in the manner set forth above of such proposal no later than February 15, 1999, then the persons appointed as proxies may exercise their discretionary voting authority if the proposal is considered at the 1999 Annual Meeting notwithstanding that shareholders have not been advised of the proposal in the proxy statement for the 1999 Annual Meeting. Any proposals submitted by shareholders must comply in all respects with the rules and regulations of the Securities and Exchange Commission and the provisions of the Company's Articles of Incorporation and Bylaws and of Georgia Law.

Item 6.  Exhibits and Report on Form 8-K
----------------------------------------

   (a)  The following exhibits are filed herewith:

        Exhibit 11.    Computation of net loss per common share.

        Exhibit 27.    Financial data schedule.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  August 14, 1998    By:          /s/
      ----------------       --------------------------------
                             Edward L. Rand, Jr.
                             Vice President and Treasurer
                             (Principal Financial and Accounting Officer)