Form 10-Q
period 1998-09-30
ATLANTIC AMERICAN CORP
filed 1998-11-12
CIK 8177

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

                For the quarterly period ended September 30, 1998

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 9, 1998, was 18,665,148.


--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX


Part 1. Financial Information                                           Page No.
-----------------------------                                           --------

Item 1.   Financial Statements:

          Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997                           2

          Consolidated Statements of Operations -
          Three months and nine months ended September 30, 1998 and 1997     3

          Consolidated Statements of Shareholders' Equity -
          Nine months ended September 30, 1998 and 1997                      4

          Consolidated Statements of Cash Flows -
          Nine months ended September 30, 1998 and 1997                      5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of  Financial Condition
          and Results of Operations                                          8

Part II.  Other Information
--------------------------------

Item 6.   Exhibits and report on Form 8-K                                   12

Signature                                                                   13

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
(In thousands, except per share data)

                                                                       September 30,   December 31,

                                                                            1998           1997
                                                                        ----------------------------
 Cash, including short-term investments of $23,765 and $46,167            $ 27,480       $ 51,044
                                                                        ----------------------------
 Investments:
    Bonds (cost: $100,357 and $91,143)                                     102,762         92,184
    Common and preferred stocks (cost: $31,308 and $18,359)                 59,068         46,876
    Investments in limited partnerships (cost: $4,412 and $4,001)            4,213          3,941
    Mortgage loans                                                           3,875          4,243
    Policy and student loans                                                 3,613          5,293
    Real estate                                                                 46             46
                                                                        ----------------------------
       Total investments                                                   173,577        152,583
                                                                        ----------------------------
 Receivables:
    Reinsurance                                                             24,246         25,164
    Other (net of allowance for bad debts: $1,105 and $916)                 22,761         17,470
 Deferred acquisition costs                                                 17,146         16,483
 Other assets                                                                4,576          4,510
 Goodwill                                                                    3,926          4,606
                                                                        ============================
       Total assets                                                       $273,712       $271,860
                                                                        ============================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                                                 $38,744       $ 39,188
    Unearned premiums                                                       25,520         24,412
    Losses and claims                                                       85,207         86,721
    Other policy liabilities                                                 4,203          3,997
                                                                        ----------------------------
       Total policy liabilities                                            153,674        154,318
 Accounts payable and accrued expenses                                      11,290         10,759
 Debt payable                                                               26,000         28,600
                                                                        ----------------------------
        Total liabilities                                                  190,964        193,677
                                                                        ----------------------------

Commitments and contingencies
Shareholders' equity:
    Preferred stock, $1 par,  4,000,000 shares  authorized;
      Series A preferred, 30,000 shares issued and outstanding,
        $3,000 redemption value                                                 30             30
      Series B preferred, 134,000 shares issued and outstanding,
        $13,400 redemption value                                               134            134
    Common stock, $1 par, 30,000,000 shares authorized; 18,935,993 shares issued in 1998 and 18,920,728 shares issued in 1997;
      18,719,001 shares outstanding in 1998 and 18,907,267 shares
      outstanding in 1997                                                   18,936         18,921
    Additional paid-in capital                                              52,211         53,316
    Accumulated deficit                                                    (17,498)       (23,653)
    Accumulated other comprehensive income - unrealized investment
      gains, net                                                            29,965         29,498
    Treasury stock, at cost, 216,992 shares in 1998 and 13,461 shares
      in 1997                                                               (1,030)           (63)
                                                                        ----------------------------
         Total shareholders' equity                                         82,748         78,183
                                                                        ============================
                 Total liabilities and shareholders' equity               $273,712       $271,860
                                                                        ============================

       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                       -----------------------------------------------------
 (In thousands, except per share data)
                                                              1998         1997         1998         1997
                                                        ----------------------------------------------------
Revenue:
  Insurance premiums                                         $ 22,848     $ 21,950     $ 68,677     $ 64,953
  Investment income                                             2,825        2,915        8,466        8,627
  Realized investment gains, net                                1,093          344        2,005          630
  Other income                                                     29           40          198           69
                                                          ---------------------------------------------------
      Total revenue                                            26,795       25,249       79,346       74,279
                                                          ---------------------------------------------------

Benefits and expenses:
  Insurance benefits and losses incurred                       15,084       14,748       46,076       44,216
  Commissions and underwriting expenses                         6,715        5,777       20,436       17,569
  Interest expense                                                545          726        1,660        2,197
  Other                                                         1,597        1,580        4,790        4,435
                                                          ---------------------------------------------------
      Total benefits and expenses                              23,941       22,831       72,962       68,417
                                                          ---------------------------------------------------

Income before income tax benefit (expense)                      2,854        2,418        6,384        5,862
Income tax benefit (expense)                                        8          (23)        (124)         (83)
                                                          ---------------------------------------------------

        Net income                                           $  2,862     $  2,395     $  6,260     $  5,779
                                                          ===================================================

Net income per common share (basic and diluted)               $   .13      $   .11      $   .27      $   .25
                                                          ===================================================

Weighted average common shares outstanding, basic              18,750       18,599       18,846       18,622
                                                          ===================================================

Weighted average common shares outstanding, diluted            19,035       18,763       19,141       18,806
                                                          ===================================================




        The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Balance, December 31, 1997                 $ 164      $ 18,921      $ 53,316     $ (23,653)     $ 29,498        $ (63)     $ 78,183
Comprehensive income:
      Net income                                                                     6,260                                    6,260
      Increase in unrealized investment gains                                                        467                        467
                                                                                                                        -----------

Total comprehensive income                                                                                                    6,727
                                                                                                                        -----------

Cash dividends paid on preferred stock                                  (236)                                                  (236)
Dividends accrued on preferred stock                                    (905)                                                  (905)
Purchase of shares for treasury                                                                                  (967)         (967)
Issuance of shares for employee benefit plans
      and stock options                                                  (15)         (105)                                    (120)
Issuance of shares for acquisition of
      Self-Insurance Administrators, Inc.                   15            51                                                     66

                                     ------------  ------------  ------------  ------------ ------------- ------------  -----------

Balance, September 30, 1998                $ 164      $ 18,936      $ 52,211     $ (17,498)     $ 29,965     $ (1,030)     $ 82,748
                                     ============  ============  ============  ============ ============= ============  ===========

Nine Months Ended September 30, 1997
----------------------------------------

Balance, December 31, 1996                 $ 164      $ 18,712      $ 54,062     $ (31,426)     $ 17,713        $ (89)     $ 59,136

Comprehensive income:
      Net income                                                                     5,779                                    5,779
      Increase in unrealized investment gains                                                      7,649                      7,649
                                                                                                                        -----------

Total comprehensive income                                                                                                   13,428
                                                                                                                        -----------

Cash dividends paid on preferred stock                                  (236)                                                  (236)
Dividends accrued on preferred stock                                    (905)                                                  (905)
Purchase of shares for treasury                                                                                  (532)         (532)
Issuance of shares for employee benefit plans
      and stock options                                                               (189)                       297           108

                                     ------------  ------------  ------------  ------------ ------------- ------------  -----------

Balance, September 30, 1997                $ 164      $ 18,712      $ 52,921     $ (25,836)     $ 25,362       $ (324)     $ 70,999
                                     ============  ============  ============  ============ ============= ============  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Nine Months Ended
                                                                              September 30,
                                                                        ------------------------
                                                                           1998         1997
                                                                        ------------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  6,260    $  5,779
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Amortization of deferred acquisition costs                             8,039       5,394
      Acquisition costs deferred                                            (8,797)     (6,644)
      Realized investment gains                                             (2,005)       (630)
      Increase in insurance reserves                                          (644)      5,524
      Depreciation and amortization                                          1,030         959
      Increase in receivables, net                                          (4,373)     (2,249)
      Decrease in other liabilities                                           (372)     (2,569)
      Other, net                                                              (442)     (2,706)
                                                                          -----------------------
         Net cash (used) provided by operating activities                   (1,304)      2,858
                                                                          -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                                50,924      47,935
   Investments purchased                                                   (69,479)    (44,957)
   Reduction in minority interest liability payable                             -          (96)
   Additions to property and equipment                                        (333)       (527)
   Bulk reinsurance transactions, net                                          552          -
                                                                          -----------------------
        Net cash used by investing activities                              (18,336)      2,355
                                                                          -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                                                  (236)       (237)
   Proceeds from exercise of stock options                                     (55)         62
   Purchase of treasury shares                                              (1,033)       (532)
   Proceeds from bank financing                                                 -        5,617
   Repayments of debt                                                       (2,600)     (8,617)
                                                                          -----------------------
        Net cash used by financing activities                               (3,924)     (3,707)
                                                                          -----------------------

Net decrease in cash and cash equivalents                                  (23,564)      1,506
Cash and cash equivalents at beginning of period                            51,044      45,499
                                                                          -----------------------
Cash and cash equivalents at end of period                                $ 27,480    $ 47,005
                                                                          =======================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                    $  1,630    $  2,491
                                                                          =======================
Cash paid for income taxes                                                $    330    $     71
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

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1. Basis of presentation.
-------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

Note 2.  Adoption of New Accounting Standards
-------

    In April 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement only modifies the disclosures companies make about their pension and nonpension benefit plans and does not alter the accounting for these plans. The FASB's intention in modifying the disclosures for postretirement benefits is to make the disclosures more uniform and to provide better information to investors about the economics of these benefit plans rather than focusing on current period costs. The provisions of the statement are effective for years beginning after December 15, 1997. Adoption of Statement No. 132, when implemented, will provide the required information as well as the restatement of previous disclosures.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

    Statement 133 is effective for fiscal years beginning after June 15, 1999. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

    The Company does not believe it has any such instruments nor does it currently engage in hedging activities and therefore believes the adoption of this Statement will not have a material impact on the Company.

Note 3.  Segment Information
-------

    The following summary sets forth information for each of the Company's business segments by revenue and income (loss) before income tax expense (benefit). The Company divides its operations into 3 segments: Property and Casualty Insurance, Life Insurance, and Accident and Health Insurance.

                                           Property                  Accident     Corporate    Adjustments
                                             and                       and           and           and
                                           Casualty       Life        Health        Other      Eliminations  Consolidated
                                         ---------------------------------------------------------------------------------
Nine Months Ended September 30, 1998:

     Revenue                                  49,059       12,388      17,548           305            46        79,346
     Income (loss) before income
       tax expense (benefit)                   6,403        2,522         260        (2,801)            0         6,384

Nine Months Ended September 30, 1997:

     Revenue                                  51,041       10,760      12,469            47           (38)        74,279
     Income (loss) before income
       tax expense (benefit)                   5,432        1,935         105        (1,610)            0          5,862

Three Months Ended September 30, 1998:

     Revenue                                  16,115        4,553       6,006            49            72         26,795
     Income (loss) before income
       tax expense (benefit)                   2,375        1,181         201          (903)            0          2,854

Three Months Ended September 30, 1997:

     Revenue                                  17,300        3,736       4,192            34           (13)        25,249
     Income (loss) before income
       tax expense (benefit)                   1,802          939          79          (402)            0          2,418



Note 4.  Reconciliation of Other Comprehensive Income
-------

                                                            September 30,
                                                          1998         1997
                                                       -----------------------

Gain on sale of securities included in
  net income                                              2,005          630
                                                       =======================
Other comprehensive income:
     Net unrealized gain arising during year              2,472        8,279
     Reclassification adjustment                         (2,005)        (630)
                                                       -----------------------

Net unrealized gain recognized in other
  comprehensive income                                      467        7,649
                                                       =======================

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


    Management's discussion of financial condition and results of operations for the nine month periods ended September 30, 1998 and 1997 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries:
Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern") and American Safety Insurance Company ("American Safety"), at times collectively referred to as the "Casualty
Division", Bankers Fidelity Life Insurance Company ("Bankers Fidelity") and American Independent Life Insurance Company ("American Independent"), at times jointly referred to as the "Life and Health Division", and Self-Insurance Administrators, Inc. ("SIA, Inc.").

RESULTS OF OPERATIONS

    The Company's net income for the third quarter of 1998 was $2.9 million ($.13 per diluted share) compared to net income of $2.4 million ($.11 per diluted share) for the third quarter of 1997. Net income for the first nine months of 1998 was $6.3 million ($.27 per diluted share) and $5.8 million ($.25 per share) for the same period in 1997. The increase in net income for both the third quarter of 1998 and the year-to-date period is primarily attributable to increased premium revenue in the Life and Health Division coupled with an increase in realized gains. These increases are mitigated somewhat by an increase in commission expenses and insurance benefits and losses. The increase in expense items which is attributable to the increased premium volume is discussed below.

    For the nine months ended September 30, 1998 the Life and Health Division's pretax income increased 2.1% as an increase in insurance premiums was partially offset by increases in both insurance benefits and losses incurred and commission and underwriting expenses. The Casualty Division, for the first nine months of the year, saw an increase in pretax income of 12.1%. In the Life and Health Division, pretax income for the quarter declined 33.1% due to a moderate increase in the ratio of insurance benefits and losses incurred to insurance premiums (the "loss ratio") for the quarter and an increase in commission and underwriting expenses from an intensified marketing effort. Pretax income for the Casualty Division increased 14.6% for the quarter due principally to an improvement in the loss ratio at American Southern in the third quarter.

    Total  revenue  for the nine  months  ended  September  30,  1998 was  $79.3 million, up 6.8% over the first nine months of 1997. For the quarter, total revenue increased 6.1%. The increase in both the nine month period and the quarter is primarily attributable to an increase in insurance premiums along with increases in both realized gains and other income. Investment income for both the nine month period and the quarter decreased as a result of the significant prepayment of debt made in the fourth quarter of 1997, which reduced the cash available for investment, and a general decline in yields on high quality investments.

    Insurance premiums for the year-to-date period were up $3.7 million, or 5.7%, and were up 4.1% for the quarter. In the Life and Health Division premiums for the first nine months of 1998 were up $6.3 million, and for the quarter were up $2.2 million. This increase in insurance premiums is principally the result of both the acquisition of American Independent in the fourth quarter of 1997, which added $2.5 million in premiums through September 30, 1998 and strong internal growth attributable in part to a refocused marketing campaign. Premiums in the Casualty Division for the nine months ended September 30 were down 5.7%; for the third quarter premiums were down 8.2%. Within this division, premiums at Georgia Casualty were up $1.8 million for the year-to-date period and $462,000 for the third quarter. This increase in premiums reflects the impact of an increased marketing effort, particularly in the fourth quarter of 1997, the results of which are now being realized. In addition, premium income at American Southern was down $4.4 million for the nine month period and down $1.7 million for the quarter. This decline is primarily attributable to a decrease in the net rate charged for one of the company's large block accounts. Management believes that while this net rate has declined as a result of a heightened competitive environment, the account will continue to be profitable. In addition, American Southern voluntarily elected not to renew one block of business which had profits that were below expectations.

    For the nine months ended September 30, 1998, realized gains were $2.0 million, compared to $630,000 in 1997. Realized investment gains for the third quarter of 1998 were $1.1 million, compared to $344,000 for the same period in 1997. Management is continually evaluating the composition of the Company's investment portfolio and will periodically divest appreciated investments as deemed appropriate.

    The increase in other income for the nine months ended September 30, 1998 is a result of the inclusion of SIA, Inc., which generates income in the form of commission and service fees from the administration of third party self-insured workers' compensation plans. SIA, Inc. was acquired in the fourth quarter of 1997.

    Total expenses increased 6.6% for the nine months ended September 30, 1998 and 4.9% when compared to the third quarter of 1997. The increase in expenses for the first nine months of 1998 is comprised of a 4.2% increase in insurance benefits and losses incurred, a 16.3% increase in commission and underwriting expenses and an 8.0% increase in other operating expenses, offset in part by a 24.5% decrease in interest expense. For the quarter, insurance benefits and losses were up 2.2%, commissions and underwriting expenses were up 16.2%, other operating expenses were up 1.0% and interest expense was down 25.0%.

    The increase in both insurance benefits and losses and commissions and underwriting expenses is primarily a factor of the increase in insurance premiums. The consolidated loss ratio for the first nine months of 1998 was 67.1% compared to 68.1% for the first nine months of 1997. For the third quarter the loss ratio was 66.0% compared to a loss ratio of 67.1% in the third quarter of 1997. The modest decline in the loss ratio for both the year-to-date period and the quarter is a result of favorable development on past accident years in the Casualty Division, particularly at American Southern, partially offset by a small increase in the loss ratio in the Company's Life and Health Division.

    Insurance benefits and losses at the Life and Health Division were up $4.7 million year-to-date and $1.6 million for the quarter. The increase in benefits and losses is being driven by an increase in premiums, particularly in the health lines.

    Within the Casualty Division insurance benefits and losses at Georgia Casualty were up $1.5 million through September 30, 1998 and were up $434,000 for the third quarter. The year-to-date loss ratio, including loss adjustment expenses, was 74.1%, compared to 74.2% in the first nine months of 1997. In addition, insurance benefits and losses incurred at American Southern decreased $5.0 million for the first nine months of 1998 and $1.9 million for the quarter. The loss ratio for the first nine months of 1998 was 62.7%, down from 70.9% in the first nine months of 1997. The decline in the loss ratio is attributable to a reduction in substandard auto premiums which historically have a higher loss ratio and favorable development of anticipated losses on past years premiums.

    Commission and underwriting expenses for the first nine months of 1998 increased $2.9 million to $20.4 million and for the quarter were up $938,000. The increase for the nine months ended September 30, 1998 is primarily the result of the increase in premium volume, particularly at Bankers Fidelity, and increased profit commissions on American Southern's business. The increase for the third quarter is attributable to the overall increase in premium volume.

    The decline in interest expense of 24.5% is due to the reduction in total debt compounded by a 50 basis point reduction in the interest rate charged on the Company's credit facility to the prime rate less 50 basis points, 8.0% at September 30, 1998. The reduction in the rate resulted from the Company meeting certain specified financial criteria at year-end 1997 under the credit facility, and is subject to further adjustment, based on the Company's continuing to meet those criteria. The rate charged by the credit facility will not exceed the prime rate of interest.

    The Company's tax provision decreased for the quarter as a result of a reduction in taxable income at American Independent, which, per IRS rules, is not yet a part of the Company's consolidated return and the income of which is not subject to offset by the Company's net operating losses carryforwards.

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

     The Company's insurance subsidiaries reported a combined statutory income of $6.3 million for the first nine months of 1998 compared to statutory net income of $5.3 million for the first nine months of 1997.  Total  statutory  net income for the quarter was $2.4 million compared to $2.2 million in 1997. The reasons for the increase in statutory earnings in the first nine months of 1998 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

   The Company is a party to a Credit Agreement with Wachovia Bank of Georgia, N.A. At September 30, 1998, the Company had outstanding borrowings under this agreement of approximately $26.0 million, none of which is scheduled to become due and payable during the last three months of 1998. The Company repaid $2.6 million of outstanding principal during the first nine months of 1998. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement with its subsidiaries.

   The Company has two series of preferred stock outstanding, substantially of all which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series A Convertible Preferred Stock accrue annual dividends at a rate of $10.50 per share, are convertible into approximately 704,000 shares of common stock at a conversion price of $4.26 per share, and are redeemable at the Company's option at $100 per share, plus accrued dividends. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock and are redeemable at the Company's option. The Series B Stock is not currently convertible. At September 30, 1998, the Company had accrued, but unpaid dividends on the Series B Stock totaling $3.3 million.

   The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first nine months of 1998 remained approximately the same as in the first nine months of 1997. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries with the exception of American Independent. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $45.0 million at September 30, 1998.

   At September 30, 1998, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $22.6 million of deferred tax assets, offset by $14.1 million of deferred tax liabilities, and a $8.5 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations

   Approximately 93.2% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At September 30, 1998, Georgia Casualty had $17.0 million of accumulated statutory earnings, American Southern had $19.6 million of accumulated statutory earnings, and Bankers Fidelity had $18.2 million of accumulated statutory earnings.

    Net cash used by operating activities was $1.3 million in the first nine months of 1998 compared to net cash provided by operating activities of $2.9 million in the first nine months of 1997. Cash and short-term investments decreased from $51.0 million at December 31, 1997, to $27.5 million at September 30, 1998, mainly due to an increase in longer term investments. Total investments (excluding short-term investments) increased to $173.6 million due in part to the shift from short-term investments and increases in unrealized gains on the Company's investment portfolio.

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

   The Company has developed a program to assess the state of readiness of the Company's internal systems and those of its vendors and customers, the remediation measures necessary for those systems to be Year 2000 compliant, the costs to undertake such measures, and to develop appropriate contingency plans.

   The Company's program to assess its internal systems (which include both hardware and software) is continuing. The Company has identified four critical operating systems that require the highest level and priority of testing to ensure that performance is not adversely affected by the Year 2000 issue. The Company currently anticipates that each of those four systems will be Year 2000 compliant by the end of 1998. To date, the Company has been able to remediate those systems through upgrades, rather than system replacement. The failure of any of those systems as a result of the Year 2000 issue would inhibit the Company's ability to conduct its business and process claims, and would likely have a material adverse effect on the Company's results of operations. The
Company is also continuing to test less critical systems for compliance, and expects that phase to be completed by the end of the first quarter of 1999. As that testing process continues, the Company intends to develop contingency plans to enable the Company to fulfill the functions performed by those systems in the event of failure.

   As part of this process, the Company is continuing its process of surveying its service providers and customers in order to identify areas in which Year 2000-related problems with external systems could cause disruptions, delays or failures that could impact the Company. As the results of these external surveys are assessed, the Company expects to develop appropriate contingency plans.

   During the first nine months of 1998, the Company has spent approximately $160,000 to modify existing systems and applications to address the Year 2000 issue. The Company estimates that an additional $45,000 will be incurred in 1998 and $100,000 in 1999. The Company does not anticipate that the costs of bringing its systems into compliance would have a material adverse effect on the results of operations or financial condition of the Company.

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

        Exhibit 27.    Financial data schedule.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 1998.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  November 12, 1998            By:    /s/
       -----------------               -----------------------------------------
                                         Edward L. Rand, Jr.
                                         Vice President and Treasurer
                                         (Principal Financial and Accounting
                                          Officer)