Form 10-K
period 1998-12-31
ATLANTIC AMERICAN CORP
filed 1999-03-31
CIK 8177

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998
                                       or
            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-3722
                            ------------------------

                          ATLANTIC AMERICAN CORPORATION

             (Exact name of registrant as specified in its charter)
                   Georgia                              58-1027114
         ------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)             identification no.)

          4370 Peachtree Road, N.E.,
                Atlanta, Georgia                          30319
      ---------------------------------------          ----------
      (Address of principal executive offices)         (Zip code)

     (Registrant's telephone number, including area code)  (404) 266-5500
                                                           --------------

          Securities registered pursuant to section 12(b) of the Act:
                                     None
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                               (Title of class)

                      ----------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|
                           ------------------------

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 8, 1999, was $22,090,372. On March 8, 1999 there were 19,101,106 shares of the registrant's common stock, par value $1.00 per share, outstanding.
                           ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1998 - Parts I, II and IV.

   2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 4, 1999, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
PART I                                                                  Page
    Item  1. Business.................................................    3
                   The Company........................................    3
                   Casualty Operations................................    3
                   Bankers Fidelity...................................    5
                   Marketing..........................................    5
                   Underwriting.......................................    6
                   Operating Results..................................    8
                   Policyholder and Claims Services...................    9
                   Reserves...........................................   10
                   Reinsurance........................................   12
                   Competition........................................   12
                   Rating.............................................   13
                   Regulation.........................................   13
                   NAIC Ratios........................................   14
                   Risk-Based Capital.................................   14
                   Investments........................................   15
                   Employees..........................................   16
                 Financial Information by Industry Segment............   16
                 Executive Officers of the Registrant.................   16
                 Forward-Looking Statements...........................   17
    Item  2. Properties...............................................   17
    Item  3. Legal Proceedings........................................   17
    Item  4. Submission of Matters to a Vote of Security Holders......   17

PART II
    Item  5. Market for the Registrant's Common Equity and
               Related Shareholder Matters............................   18
    Item  6. Selected Financial Data..................................   18
    Item  7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................   18
    Item  8. Financial Statements and Supplementary Data..............   18
    Item  9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................   18

PART III
    Item 10. Directors and Executive Officers of the Registrant.......   19
    Item 11. Executive Compensation...................................   19
    Item 12. Security Ownership of Certain Beneficial Owners
               and Management.........................................   19
    Item 13. Certain Relationships and Related Transactions...........   19

PART IV
    Item 14. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K............................................   19

                                    PART I


ITEM 1.  BUSINESS

The Company

    Atlantic American Corporation, a Georgia corporation (the "Parent" or "Company") incorporated in 1968, is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American's principal subsidiaries are Georgia Casualty & Surety Company ("Georgia Casualty"), incorporated in 1947 and acquired in 1968, Bankers Fidelity Life Insurance Company ("Bankers"), incorporated in 1955 and acquired in 1976, and American Southern Insurance Company and its wholly-owned subsidiary American Safety Insurance Company (collectively, "American Southern"), incorporated in 1936 and acquired in 1995.

    On January 1, 1997, the Company's wholly-owned subsidiary Atlantic American Life Insurance Company ("Atlantic American Life"), incorporated in 1946 and acquired in 1968, was merged with and into Bankers. The business and operations of Atlantic American Life, which were substantially similar to those of Bankers, have been consolidated into Bankers.

    In addition, during 1997, the Company acquired 100% of the outstanding stock of American Independent Life Insurance Company ("AI"). AI, domiciled in Pennsylvania, was acquired to complement the operations of Bankers. The operations of AI were assimilated into the operations of Bankers shortly after the acquisition and expanded the Company's geographic presence in the life and health insurance markets by five states. Together, Bankers and AI are referred to as "Bankers Fidelity".

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

    During 1996, the Company sold its majority interest in Leath Furniture, LLC (f/k/a Leath Furniture, Inc., "Leath"). Leath is reflected as discontinued operations in the Company's financial statements for 1996.

    The Company's strategy is to focus on well-defined niches within various areas of the insurance marketplace. Each of the Company's subsidiaries operates with relative autonomy as the Company believes this allows each subsidiary to best exploit its expertise. However, the Company seeks to develop and expand cross-marketing and joint-underwriting opportunities as they arise.

    Additional information concerning the Company and its subsidiaries may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's 1998 Annual Report to Shareholders, which is incorporated herein by reference.

    Casualty Operations

    The Company's Casualty Operations are split between into two distinct operating entities, American Southern and Georgia Casualty. The primary products offered by the two casualty companies are described below, followed by an overview of each of the companies.

    Workers'  Compensation  Insurance  policies  provide  indemnity  and medical
    ---------------------------------
benefits to insured workers for injuries sustained in the course of their employment.

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

    Property  Insurance  policies  provide  for  payment  of  losses on real and
    -------------------
personal property caused by fire and other multiple perils.

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

                                      Year Ended December 31,
                                   ------------------------------
                                          (in thousands)
                                    1998       1997       1996
                                   --------  ---------  ---------
      Automobile Liability         $25,539    $30,909    $30,889
      Automobile Physical Damage     2,145      4,508      4,865
      General Liability              4,291      3,116      1,947
      Property                       2,970      3,206      3,461
      Surety                            57         60         88
                                   --------  ---------  ---------
          Total                    $35,002    $41,799    $41,250
                                   ========  =========  =========


    Georgia Casualty. Georgia Casualty is a property-casualty insurance company engaged in the sale of commercial lines of insurance, focusing on underwriting workers' compensation and commercial coverages in the Southeast.

    Georgia Casualty writes business for both mainstream business accounts and for industries that are perceived to be high risk. The company is selective in its underwriting and focuses on insureds with stringent safety and risk management standards, or accounts that are willing to implement such standards.

    Georgia Casualty has a diversified book of business that includes commercial lines other than workers' compensation, including business automobile, general liability, property, commercial umbrella, and a Business Owners Policy ("BOP"). The company can offer a total commercial insurance package to cover the insurance needs of its customers.

    Currently, Georgia Casualty is focusing the majority of its new business efforts in Georgia, Florida, Tennessee and Mississippi. Management believes these states offer the greatest opportunity for balanced, profitable growth. Outside of its core states, at the end of 1998, Georgia Casualty had authority to operate in South Carolina, North Carolina and Kentucky and the company will begin writing incidental workers' compensation in some of these states in 1999.

    The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net earned premiums for each of its principal product lines:


                                         Year Ended December 31,
                             ------------------------------------------------
                                              (in thousands)
                              1998      1997       1996      1995      1994
                             ------------------------------------------------
Workers' Compensation        $14,344   $12,841    $13,826   $14,954   $11,958
Business Automobile            3,750     4,031      2,550     1,436     1,054
General Liability              1,619     1,387      1,152     1,025     1,065
Property                       2,100     1,657      1,269       887       574
                             ------------------------------------------------
   Total                     $21,813   $19,916    $18,797   $18,302   $14,651
                             ================================================

    Bankers Fidelity

    Bankers Fidelity, which constitutes the life and health operations of Atlantic American Corporation, offers a variety of life and supplemental health products with a focus on the senior and middle income markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health products. Medicare supplement, offered on both a standard and preferred basis, accounted for 57.3% of Bankers Fidelity's net premiums in 1998. Life insurance, including both whole and term life insurance policies, accounted for 34.1% of Bankers Fidelity's premiums in 1998. Bankers Fidelity also offers several of its products, both life and supplemental health, through payroll deduction services.

    The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity's net premiums earned for each of its principal product lines followed by a brief description of the principal products.


                                         Year Ended December 31,
--------------------------------------------------------------------------------
                                               (in thousands)
                              1998       1997      1996      1995      1994
--------------------------------------------------------------------------------
Ordinary Life                $10,848    $9,437    $8,937    $7,037    $6,716
Mass Market Life                 900     1,016     1,303     1,260     1,395
--------------------------------------------------------------------------------
   Total Life                 11,748    10,453    10,240     8,297     8,111
--------------------------------------------------------------------------------
Medicare Supplement           19,743    12,534    11,560    11,882    13,347
Cancer, accident and
  other health                 2,986     3,980     4,178     4,892     5,592
--------------------------------------------------------------------------------
  Total Accident and Health   22,729    16,514    15,738    16,774    18,939
--------------------------------------------------------------------------------

    Total Life and Accident
      and Health             $34,477   $26,967   $25,978   $25,071   $27,050
================================================================================

    Life Products.  Bankers Fidelity offers  non-participating  individual life
    --------------
insurance policies with a number of available riders and options.

    Medicare  Supplement.  Bankers  Fidelity  currently  markets  7  of  the  10
    ---------------------
standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

    Cancer,  Accident & Other Health Coverages.  Bankers Fidelity offers several
    -------------------------------------------
policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including convalescent care, accident expense, hospital/surgical and disability.


Marketing

    Casualty Operations

    American Southern. American Southern's business is marketed through a small number of specialized, experienced independent agents. Most of American Southern's agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In addition, a significant portion (approximately 54% of total written premium in 1998) of American Southern's premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from these parties is adjusted based upon the profitability of the assumed business. During 1998, American Southern formed a 50/50 joint venture, American Auto Club Insurance Agency, LLC, with the AAA Carolinas to market personal automobile insurance to the members of the automobile club.

    Georgia Casualty. Georgia Casualty is represented by a field force of approximately 100 independent agents in the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals in each state, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds. Georgia Casualty has also begun marketing programs that include endorsements from trade organizations and business franchises.

    Bankers Fidelity

    Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days written notice. General agents receive an override commission on sales made by agents contracted by them.

    Management believes utilizing direct writing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract their sales forces at any time without incurring significant additional expense.

    Bankers Fidelity has implemented a selective agent qualification process and had 2,800 licensed agents in 1998. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 1998, a total of 1,232 agents wrote policies on behalf of Bankers Fidelity, and approximately 20% of those agents accounted for 80% of Bankers Fidelity's annualized premium.

    Products of Bankers Fidelity compete directly with products offered by other insurance companies, as agents may represent several insurance companies. Bankers Fidelity, in an effort to motivate agents to market their products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions, simplified policy issue procedures, periodic sales incentive programs and, in some cases, protected sales territories consisting of counties and/or zip codes. Additionally, Bankers Fidelity has a staff of 19 employees whose primary function is to facilitate the activities of the agents and to act as liaisons between the agents and Bankers Fidelity.

    The company utilizes a distribution sales system which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass enough physical territory to produce a minimum senior population of 12,000. To allow for the expense of lead generation, commissions were lowered on Bankers Fidelity's senior citizen life plans. In addition, Bankers Fidelity recruits at a general agent level rather than at a managing general agent level in an effort to reduce commission expenses further.

    The Company believes this distribution system solves an agent's most important dilemma -- prospecting -- and allows Bankers Fidelity to build long-term relationships with individual producers who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity's product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. Through this distribution channel, production per agent contracted increased substantially when compared to Bankers Fidelity's general brokerage division.

Underwriting

    Casualty Operations

    American Southern specializes in the handling of block accounts such as states and municipalities that generally are sufficiently large to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty underwrites all of its accounts in-house and has developed a team approach to underwriting with respect to renewal policies. The renewal review team includes members of the staff from management and the underwriting, risk management, claims and finance departments. By receiving active input from each of these departments, the company has improved its underwriting of the risks it continues to insure. All individuals with first-hand information regarding an account are invited to share their information with the team.

    During the course of the policy year, extensive use is made of risk management representatives to assist underwriters in identifying and correcting potential loss exposures and to pre-inspect the majority of the new accounts that are underwritten. The results of each product line are reviewed on a stand-alone basis. When the results are below expectations, management takes appropriate corrective action which may include raising rates, reviewing underwriting standards, reducing commissions paid to agents, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

    American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted 54% of American Southern's gross premiums written in 1998. Premiums assumed of $21.0 million, in 1998 include a single state contract of $12.6 million. Management believes that its relationship with all of its agencies is good; however, the loss of any one agency as a customer could potentially have a material adverse effect on the business or financial condition of the company.

    Georgia Casualty continually evaluates the industries in which it writes workers' compensation and today has a significant book of business in lines and industries where the cause of loss is more readily identifiable and corrective actions can be implemented through risk management programs, safety policies, drug-free workplaces, pre-employment drug testing and various other risk reduction programs.

    Bankers Fidelity

    Bankers Fidelity issues a variety of products including single and multiple premium life insurance policies with face amounts of not less than $1,000. All life insurance policies are fully underwritten, but the majority are issued with limited medical examinations subject to maximum policy limits ranging from $100,000 for persons under age 31 to $25,000 for persons under age 51. Medical examinations are required in connection with the issuance of life insurance policies in excess of these limits and for any amount on policies issued to customers over age 50. Paramedical examinations are ordered at age 41 for all life applications of $50,000 and above. Approximately 95% of the net premiums earned for life insurance sold during 1998 were derived from life insurance written below Bankers Fidelity's medical limits. For the senior market, Bankers Fidelity issues special life products on an accept-or-reject basis with a face amount from $15,000 at age 45 to a face amount of $2,000 at age 85. Bankers Fidelity only retains a maximum amount of $50,000 with respect to any individual life (see "Reinsurance").

    Applications for insurance are reviewed as to the applicant's age and medical history and depending upon this information, additional information may be requested including the "Medical Information Bureau Report", medical examinations, statements from doctors, and, where indicated, special medical tests. If deemed necessary, Bankers Fidelity uses investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which the applicant submits a short application for coverage, typically containing only a few health related questions instead of presenting the applicant's complete medical history. At present, approximately 20% to 30% of the senior citizen life applications, through age 79 on the standard product and up to age 75 on the preferred, are verified by telephone. For ages 80 and above, 100% of the standard applicants are verified. All telephone verifications are made by the underwriting department. Applications not meeting the underwriting criteria are declined or additional information is requested.

Operating Results

    The following table sets forth, on a statutory basis, the incurred losses and loss ratios for the Company's Casualty Operations and for Bankers Fidelity during the past five years.

                                       Year Ended December 31,
--------------------------------------------------------------------------------
                              1998      1997      1996       1995        1994
--------------------------------------------------------------------------------
                                       (dollars in thousands)
Casualty Operations (1)
  WORKERS' COMPENSATION:
    Incurred losses         $ 9,175   $ 6,740   $ 6,645    $ 9,733(2)  $ 7,243
    Loss ratio                64.0%     52.5%     48.1%       65.1%      61.9%
  BUSINESS AUTOMOBILE:
    Incurred losses         $19,819   $27,237   $23,977    $ 1,227     $   602
    Loss ratio                 63.1%    69.0%     62.6%      85.5%       57.1%
  GENERAL LIABILITY:
    Incurred losses         $ 1,392   $ 1,428   $ 1,242    $(1,238)(2) $ 1,080
    Loss ratio                23.3%     31.3%     38.9%        -        101.3%
  PROPERTY:
    Incurred losses         $ 2,457   $ 1,840   $ 1,700    $   416     $   244
    Loss ratio                48.5%     37.9%     36.0%      47.0%       42.6%
  TOTAL CASUALTY:
    Incurred losses         $32,843   $37,245   $33,564    $10,138     $ 9,169
    Loss ratio                57.8%     60.3%     55.9%      55.4%       63.7%
    Loss adjustment
      expense ratio           12.9%     13.9%     12.4%      15.2%       20.1%
    Expense ratio             29.2%     25.3%     27.8%      31.4%       27.8%
    Combined ratio            99.9%     99.5%     96.1%     102.0%      111.6%

Bankers Fidelity (3)
  MEDICARE SUPPLEMENT:
    Incurred losses         $13,319   $ 7,820   $ 7,136    $ 6,688     $ 7,582
    Loss ratio                67.5%     62.4%     61.7%      57.6%       57.8%
  CANCER, ACCIDENT AND
    OTHER HEALTH:
    Incurred losses         $   795   $ 1,747   $ 1,752    $ 2,671     $ 3,357
    Loss ratio                26.6%     43.6%     43.5%      56.1%       61.4%
  TOTAL BANKERS FIDELITY:
    Incurred losses         $14,114   $ 9,567   $ 8,888    $ 9,359     $10,939
    Loss ratio                62.1%     58.3%     57.2%      57.2%       58.9%

-----------------------

   (1) Includes American Southern for 1998, 1997 and 1996 only.
   (2) Includes adjustment to reallocate reserves to workers' compensation.
   (3) Includes American Independent for three months in 1997 and full year in 1998.


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

   Casualty Operations

   American Southern and Georgia Casualty. American Southern and Georgia Casualty control their claims costs by utilizing an in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, records the claim. The companies frequently utilize independent adjusters and appraisers to service claims which require on-site inspections.

   Bankers Fidelity

   Insureds obtain claim forms by calling the claims department customer service group. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity's claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt. During 1998, Bankers Fidelity paid approximately 179,000 claims aggregating $19.4 million, of which approximately 174,000 claims aggregating $12.2 million were for Medicare supplement insurance.

Reserves

    The following table sets forth information concerning the Company's losses and claims and loss adjustment expenses ("LAE") reserves for the periods indicated:

                                                   1998        1997
                                                ----------  ----------
         Balance at January 1                    $86,721     $84,074
         Less: Reinsurance recoverables          (24,006)    (26,293)
                                                ----------  ----------
             Net balance at January 1             62,715      57,781
                                                ----------  ----------

         Incurred related to:
             Current year                         63,030      60,252
             Prior years                          (2,606)         21
                                                ----------  ----------
                 Total incurred                   60,424      60,273
                                                ----------  ----------

         Paid related to:
             Current year                         35,566      33,857
             Prior years                          23,430      22,246
                                                ----------  ----------
                 Total paid                       58,996      56,103
                                                ----------  ----------

         Reserves acquired due to acquisition        -           764
                                                ----------  ----------
         Net balance at December 31               64,143      62,715
         Plus:  Reinsurance recoverables          22,625      24,006
                                                ----------  ----------
         Balance at December 31                  $86,768     $86,721
                                                ==========  ==========

    Casualty Operations

    Atlantic American Corporation's Casualty Operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE. The Casualty Operations also maintain incurred but not reported reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed annually by qualified independent actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results; however, it is difficult to measure the effect of any one of these considerations on reserve estimates.

   The Casualty Operations establish reserves for claims based upon: (a) management's estimate of ultimate liability and claim adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

    The table on the following page sets forth the development of balance sheet reserves for unpaid losses and LAE for the Casualty Operations' insurance lines for 1988 through 1998, including periods prior to the Company's ownership of American Southern. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

    The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy or deficiency" for each year represents the aggregate change in such year's estimates through the end of 1998. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.


                                                            Year ended December 31,
                                                                (in thousands)
                             1998     1997     1996     1995     1994     1993     1992    1991     1990     1989        1988
------------------------------------------------------------------------------------------------------------------------------------
Statutory  reserve for      $57,548  $56,712  $53,496  $53,320  $50,154  $48,031  $48,485  $50,808  $52,668   $47,819(1)  $39,036
  losses & LAE

Cumulative paid as of:
        One year later                17,650   18,899   17,865   16,548   18,106   18,827   22,060   22,837    21,321      21,592
       Two years later                         26,387   25,821   25,280   25,914   27,731   32,560   35,278    33,507      32,352
     Three years later                                  29,884   29,273   31,021   36,786   38,046   40,768    40,891      39,832
      Four years later                                           31,180   33,674   40,295   41,872   44,267    43,745      43,713
      Five years later                                                    35,196   42,498   44,530   47,204    46,183      45,767
       Six years later                                                             43,989   46,523   49,000    48,056      47,880
     Seven years later                                                                      47,927   50,658    49,835      49,704
     Eight years later                                                                               51,809    51,100      51,288
      Nine years later                                                                                         52,239      52,424
       Ten years later                                                                                                     53,335

Ultimate losses and LAE
  reestimated as of:
           End of Year       57,548   56,712   53,496   53,320   50,154   48,031   48,485   50,808   52,668    47,819(1)   39,036
        One year later                50,013   51,103   49,799   46,249   47,021   46,756   53,700   53,676    53,212      47,314
       Two years later                         45,838   46,952   44,850   44,043   45,999   52,670   55,919    54,438      53,998
     Three years later                                  43,507   44,138   45,568   48,446   53,040   55,865    56,064      55,313
      Four years later                                           41,914   46,638   53,064   52,326   56,514    55,707      56,255
      Five years later                                                    45,094   54,173   56,771   56,648    56,579      56,403
       Six years later                                                             53,574   57,898   60,515    56,984      57,446
     Seven years later                                                                      57,265   61,069    60,641      58,142
     Eight years later                                                                               60,403    61,327      60,791
      Nine years later                                                                                         60,560      61,362
       Ten years later                                                                                                     60,774

Cumulative redundancy                $ 6,699  $ 7,658  $ 9,813  $ 8,240  $ 2,937  $(5,089) $(6,457) $(7,735) $(12,741)   $(21,738)
  (deficiency)

-----------------------

(1) Restated due to adjustment of $4.7 million for elimination of structured annuities changed to reinsurance in 1990.

    Bankers Fidelity

    Bankers Fidelity establishes future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1998).

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

    Casualty Operations

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

    Georgia Casualty. Georgia Casualty's basic treaties cover all claims in excess of $200,000 per person, per occurrence on casualty losses, and per risk on property losses, up to $10.0 million per casualty claim and $3.0 million per property claim. An excess catastrophe treaty provides coverage up to statutory limits for any one occurrence on workers' compensation. The property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $250,000 up to a maximum of $3.0 million. Facultative arrangements are in place for property accounts with limits in excess of $3.0 million per risk.

    Bankers Fidelity

    Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 1998, Bankers Fidelity's reinsured annualized premiums totaled $16.9 million of the $275.6 million of life insurance then in force, generally under yearly renewable term agreements. Two companies accounted for all of such reinsurance: Munich American Reassurance Company ($12.3 million) and Optimum Reinsurance ($4.6 million). Certain reinsurance agreements that are no longer active for new business remain in force to cover any claims on a run-off basis.

Competition

    Casualty Operations

    American Southern. The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies which have been in business longer than American Southern have available more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states where American Southern operates.

    Georgia Casualty. Georgia Casualty's insurance business is highly competitive. The competition can be placed in four categories: (1) companies with higher A.M. Best ratings, (2) alternative workers' compensation markets,
(3) self-insured funds, and (4) insurance companies that actively solicit monoline workers' compensation accounts. Georgia Casualty's efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty's keys to being competitive in these areas are maintaining strong underwriting standards, risk management programs, writing workers' compensation coverages as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

    Bankers Fidelity

    The life and health insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. Bankers Fidelity believes that the primary competitors are the Blue Cross/Blue Shield companies, AARP, the Prudential Insurance Company of America, Pioneer Life Insurance Company of Illinois, AFLAC, American Travellers, Kanawha Life, American Heritage, Bankers Life and Casualty Company, United American Insurance Corporation, and Standard Life of Oklahoma. Bankers Fidelity competes with other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, and market expertise. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.

Rating

    In 1998, for the first time, Atlantic American Corporation and its subsidiaries underwent a rating and review process by Standard & Poor's. As a result of the review, each of the Company's insurance subsidiaries were assigned a single "A-" counterparty credit and financial strength rating.

    Each year A.M. Best Company, Inc. publishes Best's Insurance Reports ("Best's"), which include assessments and ratings of all insurance companies. Best's ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). Best's ratings are based on an analysis of the financial condition and operations of an insurance company compared to the industry in general. These ratings are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important in the insurance industry, and improved ratings should have a favorable impact on the ability of the companies to compete in the marketplace.

    Casualty Operations

    American Southern. American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated "A-" (Excellent) by A.M. Best.

    Georgia Casualty. In early 1998, Georgia Casualty received a Best's rating of "B++" (Very Good).

    Bankers Fidelity

    Bankers Fidelity. Bankers Fidelity maintains a Best's rating of "B+" (Very Good).

    American Independent.  American Independent is currently rated "C++".

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

    A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 1998, $14.8 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of Bankers Fidelity and the Casualty Operations.

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

    For the year ended December 31, 1998, American Southern and Bankers Fidelity were within the NAIC "usual" range for all 13 financial ratios. American Independent was outside the "usual" range on four ratios: net change in capital and surplus, net income to total income, surplus relief and change in premium. In 1998, the Company ceased writing new business through American Independent and transferred its agency force to Bankers Fidelity. Georgia Casualty was outside the "usual" range on one ratio: investment yield as a result of Georgia Casualty's large investment in equity securities.

Risk-Based Capital

    RBC is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. "Authorized Control Level Risk-Based Capital" ("ACL") is calculated; if a company's adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 1998, all of the Company's insurance subsidiaries substantially exceeded the RBC regulatory levels.

Investments

    Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company's investments as of the dates indicated.

                                                                      December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                   1998                  1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
                                             Amount    Percent     Amount    Percent     Amount    Percent
------------------------------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Fixed maturities:

Bonds:
  U.S. Government agencies
    and authorities                        $ 86,535     43.9%    $ 76,701     38.6%    $ 73,097     39.7%
  States, municipalities and
    political subdivisions                    1,490      0.8        2,738      1.4        3,496      1.9
  Public utilities                            1,874      0.9        1,893      1.0        1,505      0.8
  Convertibles and bonds
    with warrants attached                      -        NIL          -        NIL        1,275      0.7
  All other corporate bonds                   9,442      4.8       10,457      5.3       11,562      6.3
  Certificates of deposit                     2,286      1.2          395      0.2          375      0.2
------------------------------------------------------------------------------------------------------------------------------------
    Total fixed maturities(1)               101,627     51.6       92,184     46.5       91,310     49.6
Common and preferred stocks (2)              61,007     30.9       46,876     23.6       37,762     20.5
Mortgage, policy and  student loans (3)       8,119      4.1        9,536      4.8       13,367      7.3
Investments in limited partnerships (4)       4,822      2.4        3,941      2.0          -        -
Real estate                                      46      NIL           46      NIL           46      NIL
Short-term investments (5)                   21,782     11.0       46,167     23.1       41,614     22.6
------------------------------------------------------------------------------------------------------------------------------------
    Total investments                      $197,403    100.0%    $198,750    100.0%    $184,099    100.0%
====================================================================================================================================
__________________

   (1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $100.6 million as of December 31, 1998, $91.1 million as of December 31, 1997, and $91.6 million as of December 31, 1996.
   (2) Equity securities are valued at market. Total cost of equity securities was $33.1 million as of December 31, 1998, $18.4 million as of December 31, 1997, and $19.7 million as of December 31, 1996.
   (3) Mortgage loans and policy and student loans are valued at historical cost.
   (4) Investments in other invested assets which are traded are valued at estimated market value; all other partnership interests are carried at historical cost. Total cost of investments in limited partnerships was $4.8 million as of December 31, 1998 and $4.0 million as of December 31, 1997.
   (5) Short-term investments are valued at cost, which approximates market value.

Results of the investment portfolio for periods shown were as follows:

                                                 Year Ended December 31,
--------------------------------------------------------------------------------
                                              1998       1997        1996
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)
--------------------------------------------------------------------------------

Average investments(1)                     $199,132    $187,408    $180,816
Net investment income                      $ 11,167    $ 10,916    $ 10,699

Average yield on investments                   5.6%        5.8%        5.9%
Realized investment gains, net             $  2,909    $  1,076    $  1,589


(1) Calculated as the average of the balances at the beginning of the year and at the end of each of the four segment quarters.

    Management's investment strategy is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

Employees

    The Company and its subsidiaries at December 31, 1998 employed 180 people.

Financial Information By Industry Segment

    Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 1998, is set forth on pages 22 and 23 of the 1998 Annual Report to Shareholders, and such information by industry segment is incorporated herein by reference.

Executive Officers of the Registrant

    The table below and the information following the table set forth for each executive officer of the Company as of December 31, 1998, (based upon information supplied by each of them) his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company.

                                                                  Director or
      Name              Age     Position with the Company        Officer Since
--------------------------------------------------------------------------------

J. Mack Robinson        75      Chairman of the Board                1974
Hilton H. Howell, Jr.   37      Director, President & CEO            1992
Edward L. Rand, Jr.     32      Vice President and Treasurer         1998

    Officers are elected annually and serve at the discretion of the Board of Directors.

    Mr. Robinson has served as Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is a Director of Bull Run Corporation and Gray Communications Systems, Inc.

    Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992. Mr. Howell is the son-in-law of Mr. Robinson. He is also a Director of Bull Run Corporation and Gray Communications Systems, Inc.

    Mr. Rand has served as Vice President and Treasurer of the Company since May 1998, prior thereto he served as Vice President and Controller from August 1997 to May 1998. He also serves in the following capacities at subsidiaries of the Company, Treasurer of Self Insurance Administrators, Inc., Director of Georgia Casualty, and a Director of Bankers Fidelity Life Insurance Company and American Independent Life Insurance Company. Prior to joining the Company in August 1997, he was Vice President and Controller of United Capitol Insurance Company.

Forward-Looking Statements

    Certain of the statements and subject matters contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments, and should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief, as well as assumptions made by and information currently available, to management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements, and the discussion of such subject areas, involve, and therefore are qualified by, the inherent risks and uncertainties surrounding future expectations generally, and may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, locality and seasonality in the industries to which the Company offers its products, the impact of competitive products and pricing, unanticipated increases in the rate and number of claims outstanding, volatility in the capital markets that may have an impact on the Company's investment portfolio, unanticipated developments in the process of assessing and addressing issues related to the Year 2000 issue, the uncertainty of general economic conditions, and other risks and uncertainties identified from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or predict. As a result, the Company's actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

ITEM 2.  PROPERTIES

    Owned Properties. The Company owns two parcels of unimproved property consisting of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 1998, the aggregate book value of such properties was approximately $46,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

    The Company's common stock is traded in the over-the-counter market and quoted on the Nasdaq National Market (Symbol: AAME). As of March 8, 1999, there were 5,040 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported on the Nasdaq National Market.

           Year Ending December 31,           High        Low
--------------------------------------------------------------------------------
           1998
             1st quarter                     $5 1/2      $4 5/8
             2nd quarter                      5 1/16      3 7/8
             3rd quarter                      5 1/4       4
             4th quarter                      4 15/16     3 5/8

           1997
             1st quarter                     $3 3/4      $3 1/16
             2nd quarter                      3 1/4       2 1/2
             3rd quarter                      4 1/8       2 1/2
             4th quarter                      5 1/2       4


    The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the Insurance Code of the State of Georgia, cumulative dividend payments to the Parent Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's principal insurance subsidiaries had the following accumulated statutory earnings and/or (deficits) as of December 31, 1998: Georgia Casualty - $13.7 million, American Southern - $20.5 million, Bankers Fidelity Life - $17.4 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data of Atlantic American Corporation and subsidiaries for the five year period December 31, 1998 is set forth on page 1 of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 25 to 30 of the 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under that caption "Interest Rate and Market Risk" in the information incorporated by reference in Item 7 above, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and related notes are set forth on pages 10 to 24 of the 1998 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled "Election of Directors", "Security Ownership of Management", "Section 16(a) Beneficial Ownership Compliance", "Executive Compensation", and "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be delivered in connection with the Company's Annual Meeting of Shareholders to be held May 4, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                                  Page
                                                                Reference
--------------------------------------------------------------------------------

Consolidated Balance Sheets as of
  December 31, 1998 and December 31, 1997                         10*
Consolidated Statements of Operations for the
  Three Years ended  December 31, 1998                            11*
Consolidated Statements of Shareholders' Equity
  for the Three Years ended December 31, 1998                     12*
Consolidated Statements of Cash Flows for the Three
  Years ended December 31, 1998                                   13*
Notes to Consolidated Financial Statements                     14-24*
Report of Independent Public Accountants                          31*


    * The page references so designated refer to page numbers in the 1998 Annual Report to Shareholders of Atlantic American Corporation, which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 1998 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.


                          FINANCIAL STATEMENT SCHEDULES

            Report of Independent Public Accountants
       II - Condensed financial information of registrant for the three years ended December 31, 1998
      III - Supplementary Insurance Information for the three years ended
            December 31, 1998
       IV - Reinsurance for the three years ended December 31, 1998
       VI - Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 1998

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

10.08     - Employment   Agreement  dated   September  2,  1988,   between  the
            registrant and Eugene Choate  [incorporated by reference to Exhibit
            10.31 to the registrant's Form 10-K for the year ended December 31, 1992].

10.09     - Loan  and  Security   Agreement  dated  August  26,  1991,  between
            registrant's three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the year ended December 31, 1992].

10.10     - First  amendment  to the amended and reissued  mortgage  note dated
            January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.11     - Intercreditor  Agreement  dated  August  26,  1991,  between  Leath
            Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant's Form 10-K for the year ended December 31, 1992].

10.12     - Management  Agreement between Registrant and Atlantic American Life
            Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.13     - Tax   allocation   agreement   dated  January  28,  1994,   between
            registrant and registrant's subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.14     - Credit   Agreement,   dated  as  of  December  29,  1995,   between
            registrant and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 99.1 to the registrant's Form 8-K, filed January 12, 1996].

13.1 - Those portions of the registrant's Annual Report to Shareholders for year ended December 31, 1997, that are specifically incorporated by reference herein.

21.1      - Subsidiaries of the registrant.

23.1      - Consent of Arthur Andersen LLP, Independent Public Accountants.

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

                    (Registrant) ATLANTIC AMERICAN CORPORATION


                        By:   /s/
                            ----------------------------------
                            Edward L. Rand, Jr.
                            Vice President and Treasurer

                            Date: March 26, 1999


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                         Date

/s/
-----------------------------
J. MACK ROBINSON                 Chairman of the Board            March 26, 1999

/s/
-----------------------------
HILTON H. HOWELL, JR.            President, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)    March 26, 1999
/s/
-----------------------------
EDWARD L. RAND, JR.              Vice President and Treasurer     March 26, 1999

/s/
-----------------------------
EDWARD E. ELSON                  Director                         March 26, 1999

/s/
-----------------------------
SAMUEL E. HUDGINS                Director                         March 26, 1999

/s/
-----------------------------
D. RAYMOND RIDDLE                Director                         March 26, 1999

/s/
-----------------------------
HARRIETT J. ROBINSON             Director                         March 26, 1999

/s/
-----------------------------
SCOTT G. THOMPSON                Director                         March 26, 1999

/s/
-----------------------------
MARK C. WEST                     Director                         March 26, 1999

/s/
-----------------------------
WILLIAM H. WHALEY, M.D.          Director                         March 26, 1999

/s/
-----------------------------
DOM H. WYANT                     Director                         March 26, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Atlantic American Corporation:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Atlantic American Corporation, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 26, 1999. Our audits of the financial statements were made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedules listed in Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                              /s/
                              ---------------------------------------
                              ARTHUR ANDERSEN LLP




Atlanta, Georgia
March 26, 1999

                                                                     Schedule II
                                                                     Page 1 of 3

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                                 BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                             December 31,
--------------------------------------------------------------------------------
                                                           1998      1997
--------------------------------------------------------------------------------
     Current assets:
       Cash and short-term investments                  $    130  $    223

       Investment in insurance subsidiaries              110,587   107,124

       Income taxes receivable from subsidiaries             -         137
       Other assets                                        1,884     2,424
--------------------------------------------------------------------------------
                                                        $112,601  $109,908
================================================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt                $  2,400  $  1,000
       Other payables                                      4,320     3,125
--------------------------------------------------------------------------------
         Total current liabilities                         6,720     4,125

     Income taxes payable to subsidiaries                     64       -
     Long-term debt                                       23,600    27,600
     Shareholders' equity                                 82,217    78,183
--------------------------------------------------------------------------------
                                                        $112,601  $109,908
================================================================================





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

                                                                     Schedule II
                                                                     Page 2 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)



                                               Year Ended December 31,
--------------------------------------------------------------------------------
                                                   1998      1997      1996
--------------------------------------------------------------------------------

     REVENUE
       Fees, rentals and interest
         income from subsidiaries                $ 4,230   $ 3,841   $ 5,662
       Distributed earnings from
         subsidiaries                              7,054    11,209     6,850
       Other                                       1,155        20        94
--------------------------------------------------------------------------------
         Total revenue                            12,439    15,070    12,606

     GENERAL AND ADMINISTRATIVE EXPENSES           6,407     5,305     6,073

     INTEREST EXPENSE                              2,146     2,902     3,292
--------------------------------------------------------------------------------
                                                   3,886     6,863     3,241
     INCOME TAX BENEFIT (1)                        1,703     1,862     2,054
--------------------------------------------------------------------------------
                                                   5,589     8,725     5,295
     EQUITY IN UNDISTRIBUTED EARNINGS OF
       CONSOLIDATED SUBSIDIARIES, NET              2,969      (692)    2,316
--------------------------------------------------------------------------------
       Income from continuing operations           8,558     8,033     7,611
       (Loss) from discontinued
         operations, net                             -         -      (4,447)
--------------------------------------------------------------------------------

           Net income                            $ 8,558   $ 8,033   $ 3,164
================================================================================


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

                                                                     Schedule II
                                                                     Page 3 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Year Ended December 31,
--------------------------------------------------------------------------------
                                                  1998       1997       1996
--------------------------------------------------------------------------------
     CASH  FLOWS FROM OPERATING ACTIVITIES:
       Net income                               $ 8,558    $ 8,033    $ 3,164
       Adjustments to reconcile net income
         to net cash provided by operating
         activities:
           Realized investment gains             (1,151)       -          -
           Depreciation and amortization            670        591        452
           Equity in undistributed earnings
             of consolidated subsidiaries        (2,969)       692     (2,316)
           Loss from discontinued operations        -          -        4,447
           Change in intercompany taxes             201       (715)      (245)
           Decrease in other liabilities            (11)      (157)      (262)
           Other, net                               186       (245)     2,528
--------------------------------------------------------------------------------
             Net cash provided by
               operating activities               5,484      8,199      7,768
--------------------------------------------------------------------------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sale of Leath
         Furniture, net                             -          -        3,645
       Additions to property and equipment         (305)      (536)    (1,177)
--------------------------------------------------------------------------------
             Net cash (used in) provided
               by investing activities             (305)      (536)     2,468
--------------------------------------------------------------------------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from issuance of bank financing    -        5,617     11,352
        Preferred stock dividends to
          affiliated shareholders                  (315)      (315)      (315)
        Purchase of treasury shares              (1,447)      (558)      (338)
        Retirements and payments of
          long-term debt and notes
          payable to affiliates                  (2,600)   (12,628)   (20,662)
        Redemption of preferred stock            (1,000)       -          -
        Proceeds from exercise of stock
          options                                    90         62         85
--------------------------------------------------------------------------------
             Net cash (used in) provided
               by financing activities           (5,272)    (7,822)    (9,878)

--------------------------------------------------------------------------------
      Net increase (decrease) in cash               (93)      (159)       358
      Cash at beginning of year                     223        382         24
--------------------------------------------------------------------------------
      Cash at end of year                       $   130   $    223   $    382
================================================================================

     Supplemental disclosure:
       Cash paid for interest                   $ 2,143   $  2,958   $  3,763
================================================================================
       Cash paid for income taxes               $   330   $     85   $    116
================================================================================
       Issuance of stock to acquire SIA, Inc.   $    66   $  1,212   $    -
================================================================================




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

                                                                                                                        Schedule III
                                                                                                                        Page 1 of 2


                                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                                    SUPPLEMENTARY INSURANCE INFORMATION
                                                               (in thousands)

                                                                   Future Policy
                                                                  Benefits, Losses                              Other Policy
                                            Deferred              Claims and Loss         Unearned               Claims and
     Segment                            Acquisition Costs             Reserves            Premiums            Benefits Payable
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:
  Bankers Fidelity..........                $13,972                   $ 44,510            $ 2,874                  $ 2,065
  American Southern.........                  1,378                     46,952             11,830                    1,629
  Georgia Casualty..........                  1,531                     34,218              8,267                       32
------------------------------------------------------------------------------------------------------------------------------------
                                            $16,881                   $125,680 (1)        $22,971                  $ 3,726
====================================================================================================================================

December 31, 1997:
  Bankers Fidelity..........                $13,412                   $ 44,070            $ 2,631                  $ 2,001
  American Southern.........                  1,748                     47,783             12,964                    1,962
  Georgia Casualty..........                  1,323                     34,056              8,817                       34
------------------------------------------------------------------------------------------------------------------------------------
                                            $16,483                   $125,909 (2)        $24,412                  $ 3,997
====================================================================================================================================

December 31, 1996:
  Bankers Fidelity..........                $12,237                   $ 40,610            $ 2,135                  $ 1,912
  American Southern.........                  2,131                     44,652             16,481                    1,693
  Georgia Casualty..........                    811                     35,197              6,484                       34
------------------------------------------------------------------------------------------------------------------------------------
                                            $15,179                   $120,459 (3)        $25,100                  $ 3,639
====================================================================================================================================

------------------------------------

(1) Includes future policy benefits of $38,912 and losses and claims of $86,768.
(2) Includes future policy benefits of $39,188 and losses and claims of $86,721.
(3) Includes future policy benefits of $36,385 and losses and claims of $84,074.

                                                                                                                        Schedule III
                                                                                                                         Page 2 of 2


                                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                                     SUPPLEMENTARY INSURANCE INFORMATION
                                                               (in thousands)


                                                                     Benefits,       Amortization
                                                   Investment     Claims, Losses     of Deferred         Other           Casualty
                                  Premium            Income       and Settlement     Acquisition       Operating         Premiums
Segment                           Revenue           (Losses)*        Expenses           Costs          Expenses          Written
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:
  Bankers Fidelity..........      $34,477           $ 5,572           $21,494           $ 2,110         $12,895            $   -
  American Southern.........       35,002             4,503            23,135             4,748           5,183             33,869
  Georgia Casualty..........       21,813             3,113            16,216             3,737           3,522             21,266
  Other.....................          -               1,220               -                 -             4,323                -
------------------------------------------------------------------------------------------------------------------------------------
                                  $91,292           $14,408           $60,845           $10,595         $25,923            $55,135
====================================================================================================================================

December 31, 1997:
  Bankers Fidelity..........      $26,967           $ 5,175           $15,576           $ 1,944         $10,044             $   -
  American Southern.........       41,799             4,353            30,182             4,932           4,997              38,282
  Georgia Casualty..........       19,916             2,811            15,260             2,828           2,988              22,280
  Other.....................          -                  (7)              -                 -             4,293                 -
------------------------------------------------------------------------------------------------------------------------------------
                                  $88,682           $12,332           $61,018           $ 9,704         $22,322             $60,562
====================================================================================================================================

December 31, 1996:
  Bankers Fidelity..........      $25,978           $ 5,524           $14,036           $ 2,835         $12,110             $   -
  American Southern.........       41,250             4,284            28,586             5,349           5,108              41,561
  Georgia Casualty..........       18,797             2,921            12,482             2,203           4,905              19,507
  Other.....................          -                  11              (823)              -             4,465                 -
------------------------------------------------------------------------------------------------------------------------------------
                                  $86,025           $12,740           $54,281           $10,387         $26,588             $61,068
====================================================================================================================================

* Includes realized investment gains (losses).

                                                                                                                         Schedule IV


                                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                                                 REINSURANCE
                                                               (in thousands)

                                                                    Ceded To       Assumed
                                                      Direct          Other       From Other          Net
                                                      Amount        Companies     Companies         Amount
------------------------------------------------------------------------------------------------------------------------------------
      Year ended December 31, 1998:
        Life insurance in force...........          $275,557       $(16,941)        $    -        $258,616
====================================================================================================================================

      Premiums  --
        Bankers Fidelity..................          $ 34,929       $ (2,236)        $ 1,784       $ 34,477
        American Southern.................            19,306         (5,215)         20,911         35,002
        Georgia Casualty..................            24,625         (3,206)            394         21,813
------------------------------------------------------------------------------------------------------------------------------------
           Total premiums.................          $ 78,860       $(10,657)        $23,089       $ 91,292
====================================================================================================================================

      Year ended December 31, 1997:
        Life insurance in force...........          $267,749       $(11,767)        $   -         $255,982
====================================================================================================================================

      Premiums  --
        Bankers Fidelity..................          $ 27,427       $   (460)        $   -         $ 26,967
        American Southern.................            22,471         (6,039)         25,367         41,799
        Georgia Casualty..................            22,884         (2,968)            -           19,916
------------------------------------------------------------------------------------------------------------------------------------
           Total premiums.................          $ 72,782       $ (9,467)        $25,367       $ 88,682
====================================================================================================================================

      Year ended December 31, 1996:
        Life insurance in force...........          $220,927       $(10,072)        $   -         $210,855
====================================================================================================================================

      Premiums  --
        Bankers Fidelity..................          $ 26,043       $    (65)        $   -         $ 25,978
        American Southern.................            24,462         (5,770)         22,558         41,250
        Georgia Casualty..................            22,011         (3,214)            -           18,797
------------------------------------------------------------------------------------------------------------------------------------
           Total premiums.................          $ 72,516       $ (9,049)        $22,558       $ 86,025
====================================================================================================================================

                                                                                                                         Schedule VI


                                               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                                     SUPPLEMENTAL INFORMATION CONCERNING

                                                   PROPERTY-CASUALTY INSURANCE OPERATIONS
                                                               (in thousands)

                                                                         Claims and Claim
                                                                         Adjustment Expenses
                                                                         Incurred Related To
                                                                         -------------------
                                                                                              Amortization  Paid Claims
                      Deferred                                    Net                          of Deferred   and Claim
                       Policy                Unearned  Earned  Investment Current    Prior     Acquisition   Adjustment  Premiums
  Year Ended         Acquisition  Reserves   Premium   Premium   Income    Year      Years        Costs       Expenses   Written
  ----------         -----------  --------   -------   -------   ------   -------   --------     -------    ----------   --------
December 31, 1998     $ 2,909     $81,170    $20,097   $56,815   $7,616   $47,579   $(7,168)     $ 8,485      $39,699     $55,135
                      =======     =======    =======   =======   ======   =======   ========     =======      =======     =======


December 31, 1997     $ 3,071     $81,839    $21,781   $61,715   $7,165   $49,163   $(3,003)     $ 7,760      $41,883     $60,562
                      =======     =======    =======   =======   ======   =======   ========     =======      =======     =======


December 31, 1996     $ 2,942     $79,849    $22,965   $60,047   $7,205   $44,468   $(3,403)     $ 7,552      $41,017     $61,068
                      =======     =======    =======   =======   ======   =======   ========     =======      =======     =======