Form 10-Q
period 1999-03-31
ATLANTIC AMERICAN CORP
filed 1999-05-14
CIK 8177

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

                 For the quarterly period ended March 31, 1999

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 6, 1999, was 19,106,238.

--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX


Part 1.  Financial Information                            Page No.


Item 1.  Financial Statements:


             Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                2


             Consolidated Statements of Operations -
             Three months ended March 31, 1999 and 1998          3


             Consolidated Statement of Shareholders' Equity -
             Three months ended March 31, 1999 and 1998          4


             Consolidated Statements of Cash Flows -
             Three months ended March 31, 1999 and 1998          5


             Notes to Consolidated Financial Statements          6


Item 2.  Management's Discussion and Analysis of               7 - 9
         Financial Condition and Results of Operations



Part II.  Other Information
---------------------------


Item 6.  Exhibits and Report on Form 8-K                        10


Signature                                                       11

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(In thousands, except share and per share data)
                                                  March 31,  December 31,
                                                     1999       1998
                                                  ----------------------
 Cash, including short-term investments of
   $18,115 and $24,068                               $29,767    $32,385
                                                   ---------------------
 Investments:
    Bonds (Cost: $102,171 and $98,286)               102,287     99,341
    Common and preferred stocks (cost: $30,924
      and $33,116)                                    56,040     61,007
    Other invested assets (cost: $4,982 and
      $4,982)                                          4,857      4,822
    Mortgage loans                                     3,827      3,851
    Policy and student loans                           3,666      4,268
    Real estate                                           46         46
                                                   ---------------------
       Total investments                             170,723    173,335
 Receivables:
    Reinsurance                                       25,110     22,772
    Other (net of allowance for bad debts: $1,290
      and $1,377)                                     31,304     18,912
 Deferred acquisition costs                           17,899     16,881
 Other assets                                          4,234      4,225
 Goodwill                                              4,242      4,339
                                                   ---------------------
       Total assets                                 $283,279   $272,849
                                                   =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                           $39,030    $38,912
    Unearned premiums                                 35,062     22,971
    Losses and claims                                 87,562     86,768
    Other policy liabilities                           4,033      3,726
                                                   ---------------------
       Total policy liabilities                      165,687    152,377
 Accounts payable and accrued expenses                11,985     12,255
 Debt payable                                         26,000     26,000
                                                   ---------------------
        Total liabilities                            203,672    190,632
                                                   ---------------------

Commitments and contingencies Shareholders' equity:
    Preferred stock, $1 par, $4,000,000 shares authorized;
      Series B preferred, 134,000 shares issued
        and outstanding, $13,400 redemption value        134        134
    Common stock, $1 par, 30,000,000 shares
      authorized; 19,405,753 shares issued in 1999
      and 1998 and 19,103,875 shares outstanding
      in 1999 and 19,119,888 shares outstanding in
      1998                                            19,406     19,406
    Additional paid-in capital                        50,104     50,406
    Accumulated deficit                              (13,762)   (15,213)
    Accumulated other comprehensive income -          25,107     28,786
      unrealized investment gains, net
    Treasury stock, at cost, 301,878 shares in
      1999 and 285,865 shares in 1998                 (1,382)    (1,302)
                                                   ---------------------
        Total shareholders' equity                    79,607     82,217
                                                   =====================
          Total liabilities and shareholders'
            equity                                  $283,279   $272,849
                                                   =====================

       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three Months Ended
                                                         March 31,
 (In thousands, except per share data)
                                                      1999     1998
                                                   -------------------

Revenue:
  Insurance premiums                                 $23,343  $22,958
  Investment income                                    2,871    2,924
  Realized investment gains, net                         865      518
  Other income                                           258      112
                                                   -------------------
      Total revenue                                   27,337   26,512
                                                   -------------------

Benefits and expenses:
  Insurance benefits and losses incurred              16,249   15,522
  Commissions and underwriting expenses                6,964    7,278
  Interest expense                                       465      568
  Other                                                2,179    1,519
                                                   -------------------
      Total benefits and expenses                     25,857   24,887
                                                   -------------------

Income before income tax expense                       1,480    1,625
Income tax expense                                        27       26
                                                   -------------------

              Net income                             $ 1,453  $ 1,599
                                                   ===================


Net income per common share (basic and diluted)      $   .06  $   .06
                                                   ===================


Weighted average common shares outstanding, basic      19,111   18,909
                                                   ===================

Weighted average common shares outstanding, diluted    19,412   19,231
                                                   ===================


       The accompanying notes are an integral part of these consolidated financial statements.

                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           Preferred   Common       Additional    Accumulated   Net Unrealized   Treasury
                                           Stock       Stock      Paid-In Capital  Deficit      Investment Gains  Stock     Total
Balance, December 31,1998                   $ 134      $ 19,406     $ 50,406     $ (15,213)     $ 28,786        $ (1,302)  $ 82,217
Comprehensive income:

      Net income                                                                     1,453                                    1,453
      Decrease in unrealized investment gains                                                     (3,679)                    (3,679)
                                                                                                                        -----------

Total comprehensive income                                                                                                   (2,226)
                                                                                                                        -----------

Dividends accrued on preferred stock                                   (302)                                                   (302)
Purchase of shares for treasury                                                                                   (113)        (113)
Issuance of shares for employee benefit plans
      and stock options                                                                (2)                           33          31
                                     ------------  ------------  ------------  ------------ ------------- ------------  -----------

Balance, March 31, 1999                    $ 134      $ 19,406     $ 50,104     $ (13,762)      $ 25,107       $(1,382)    $ 79,607
                                     ============  ============  ============  ============ ============= ============  ===========


Balance, December 31, 1997                 $ 164      $ 18,921      $ 53,316     $(23,653)     $ 29,498       $   (63)    $ 78,183

Comprehensive income:
      Net income                                                                     1,599                                    1,599
      Increase in unrealized investment gains                                                      1,834                      1,834
                                                                                                                        -----------

Total comprehensive income                                                                                                    3,433
                                                                                                                        -----------

Cash dividends paid on preferred stock                                   (79)                                                   (79)
Dividends accrued on preferred stock                                    (302)                                                  (302)
Purchase of shares for treasury                                                                                    (58)         (58)
Issuance of shares for employee benefit plans
      and stock options                                                    2            (2)                         27           27
Issuance of shares for acquisition of
      Self-Insurance Administrators, Inc.                   15            51                                                     66

                                     ------------  ------------  ------------  ------------ ------------- ------------  -----------

Balance, March 31, 1998                    $ 164      $ 18,936      $ 52,988     $ (22,056)     $ 31,332       $   (94)    $ 81,270
                                     ============  ============  ============  ============ ============= ============  ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                             March 31,
                                                       ----------------------
                                                           1999        1998
                                                       ----------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                              $ 1,453    $ 1,599
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Amortization of deferred acquisition costs            2,960      2,055
      Acquisition costs deferred                           (3,978)    (2,745)
      Realized investment gains                              (865)      (518)
      Increase in insurance reserves                       13,310     11,129
      Depreciation and amortization                           346        228
      Increase in receivables, net                        (14,729)   (14,327)
      (Decrease) Increase in other liabilities               (574)     4,291
      Other, net                                             (121)      (296)
                                                          -------------------
        Net cash (used) provided by operating activties    (2,198)     1,416
                                                          -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from investments sold or matured                15,693     23,763
  Investments purchased                                   (15,871)   (21,377)
  Reduction in minority interest liability                                -
    payable
  Additions to property and equipment                        (160)      (175)
  Bulk reinsurance transactions, net                                     564
                                                          -------------------
        Net cash used provided by investing                  (338)     2,775
          activities
                                                          -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Preferred stock dividends                                    -         (79)
  Proceeds from exercise of stock options                      31         -
  Purchase of treasury shares                                (113)       (59)
  Repayments of debt                                           -      (1,000)
                                                          -------------------
        Net cash used by financing activities                 (82)    (1,138)
                                                          -------------------

Net (decrease) increase in cash and cash equivalents       (2,618)     3,053

Cash and cash equivalents at beginning of period           32,385     51,044
                                                          -------------------

Cash and cash equivalents at end of period                $29,767    $54,097
                                                          ===================


SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for interest                                  $  465     $   568
                                                          ===================

  Cash paid for income taxes                              $   -      $    -
                                                          ===================


       The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)


Note 1.    Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included or incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 1998.


Note 2.  Segment Information

   The following summary sets forth information for each of the Company's business segments by revenue and income (loss) before income tax provision (benefit). The Company segments divides its operations by operating entity.

                                                                                 Corporate    Adjustments
                                       American       Georgia        Bankers        and           and
                                       Southern       Casualty       Fidelity      Other     Eliminations      Consolidated
                      --------------------------------------------------------------------------------------------------------
March 31, 1999:
--------------

     Revenue                           $10,110       $ 5,539         $11,426      $ 1,447       $(1,185)          $27,337

     Income (loss) before income
       tax expense (benefit)             1,635           176             846       (1,177)            0             1,480

March 31, 1998:
--------------

     Revenue                          $10,498        $ 6,243         $ 9,628      $ 1,054       $  (911)          $26,512

     Income (loss) before income
       tax expense (benefit)            1,524            288             698         (885)            0             1,625


Note 3.  Reconciliation of Other Comprehensive Income
-------


                                                               March 31,
                                                           1999        1998
                                                      ----------------------

Gain on sale of securities included in net income       $   865     $   518
                                                      ======================
Other comprehensive income:
     Net unrealized gain (loss) arising during year     $(2,814)    $ 2,352
     Reclassification adjustment                           (865)       (518)
                                                      ----------------------

Net unrealized gain (loss) recognized in other
  comprehensive income                                  $(3,679)    $ 1,834
                                                      ======================

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


   Management's discussion of financial condition and results of operations for the three month periods ended March 31, 1999 and 1998 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries:
Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company ("American Southern")Bankers Fidelity Life Insurance, American Independent Life Insurance Company together known as "Bankers Fidelity" and Self-Insurance Administrators, Inc. ("SIA, Inc.").

   Atlantic American Corporation's net income for the first quarter of 1999 was $1.5 million ($.06 per diluted share) compared to net income of $1.6 million ($.06 per diluted share) for the first quarter of 1998.


RESULTS OF OPERATIONS

   Total revenue for the Company was up 3.1% for the first quarter of 1999, increasing from $26.5 million in the first quarter of 1998 to $27.3 million. This increase is attributable to a 1.7% increase in insurance premiums coupled with an increase in realized gains of $347,000. Investment income for the quarter was down 1.8%, slightly offsetting these increases.

   The Company's two casualty operations saw declines in insurance premiums in the first quarter of 1999. At American Southern insurance premiums were down 4.8% or $450,000 and at Georgia Casualty insurance premiums were down 14.0% or $742,000. The decline in insurance premiums in both casualty companies is attributable to declines in written premiums in 1998 the effects of which, due to the timing of premium revenue recognition, are now being realized. Net written premiums at both casualty companies were up in the first quarter over first quarter 1998 by , 1.0% and 5.3% at Georgia Casualty and American Southern, respectively.

   Offsetting the decline in insurance premiums at the Company's casualty operations, insurance premiums at Bankers Fidelity were up 19.2% or $1.6 million for the quarter. This increase reflects the continued success of the refocused marketing campaign that began in 1998 and Bankers Fidelity's continued penetration into new geographic regions.

   The small decline in investment income for the quarter of $53,000 is the result of declining yields on both short-term investments and the yield on recently acquired longer term securities. Realized investment gains for the first quarter of $865,000 were up over 1998 first quarter realized investment gains of $518,000. Management is continually evaluating the composition of the Company's investment portfolio and will periodically divest highly appreciated investments in an effort to improve the overall yield of the portfolio.

   Insurance benefits and losses increased by 4.7% to $16.2 million, from $15.5 million in the first quarter of 1998. The increase is attributable to an increase in benefits and losses at Bankers Fidelity of $1.6 million and decreases in benefits and losses of $197,000 at American Southern and $631,000 at Georgia Casualty.

   As a percentage of premium revenue, insurance benefits and losses incurred for the first quarter of 1999 were up slightly to 69.6%, from 67.6% in the first quarter of 1998. The ratio at American Southern increased from 63.7% in the first quarter of 1998 to 64.7% in the first quarter of 1999. At Georgia Casualty this ratio declined to 77.2% from 78.3% in the first quarter of 1998. Bankers Fidelity saw an increase in this ratio from 65.2% in the first quarter of 1998 to 70.5% for the first quarter of 1999. The increase in this ratio at Bankers Fidelity is attributable to an unusual volume of claims in the first three months of 1999.

   Commission and underwriting expenses decreased from $7.3 million in the first quarter of 1998 to $7.0 million in the first quarter of 1999. The decrease is attributable in part to the decrease in premiums at the two Company's casualty operations. In addition, by revising its commission structure on its Medicare product and holding other operating expenses stable Bankers Fidelity saw only a 2.6% increase in commission and underwriting expenses in spite of a 19.2% increase in insurance premiums.

   Interest expense for the quarter declined 18.1%, principally as a result of a $1.6 million reduction in debt compared to the first quarter of 1998, compounded by a reduction in the interest rate of the Company's credit facility to 7.25%. The reduction in the rate is the result of a reduction of the prime rate of interest during the latter part of 1998.

   LIQUIDITY AND CAPITAL RESOURCES

   The major cash needs of the Company are for the payment of claims and expenses as they come due and maintaining adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements. The Company's primary sources of cash are written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends, when earnings warrant such payment. By statute, the state regulatory authorities establish minimum liquidity standards primarily to protect policyholders.

   The Company's insurance subsidiaries reported a combined statutory net income of $1.4 million for the first quarter of 1999 compared to statutory net income of $1.6 million for the first quarter of 1998. The reasons for the decline in statutory earnings in the first quarter of 1999 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the casualty companies due to the deferral of acquisition costs. Bankers Fidelity's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well different reserving methods.

      The Company is a party to a Credit Agreement with Wachovia Bank of Georgia, N.A. At March 31, 1999, the Company had outstanding borrowings under this agreement of approximately $26.0 million, of which $3.4 million is scheduled to become due and over the next twelve months. The Company intends to repay its obligations under the Credit Agreement using dividend payments received from its subsidiaries and receipts from its tax sharing agreement with its subsidiaries.

   As previously announced, the Company has entered into an agreement to acquire Association Casualty Insurance Company and its affiliate Association Risk Management General Agency, Inc., for aggregate consideration of $8.5 million in stock of the Company and $24.0 million in cash. The Company expects to finance the cash portion through additional credit arrangements with bank lenders The acquisition is scheduled to close in the third quarter, follwing receipt of regulatory approvals.

   The Company has one series of preferred stock outstanding, substantially of all which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock and are redeemable at the Company's option. The Series B Stock is not currently convertible. At March 31, 1999, the Company had accrued, but unpaid dividends on the Series B Stock totaling $2.7 million.

   The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 1999 remained approximately the same as in the first quarter of 1998. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $41.0 million at March 31, 1999.

   At March 31, 1999, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $19.6 million of deferred tax assets, offset by $12.1 million of deferred tax liabilities, and a $7.5 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations

   Approximately 93.8% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At March 31, 1999, Georgia Casualty had $12.6 million of accumulated statutory earnings, American Southern had $20.2 million of accumulated statutory earnings, and Bankers Fidelity had $16.3 million of accumulated statutory earnings.

      Net cash used by operating activities was $2.2 million in 1999 compared to net cash provided by operating activities of $1.4 million in the first quarter of 1998. Cash and short-term investments decreased from $32.4 million at December 31, 1998, to $29.8 million at March 31, 1999. Total investments (excluding short-term investments), decreased from $173.3 million to $170.7 million due principally to declines in the values of the Company's equity securities.

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

YEAR 2000

      Many existing computer systems and equipment with embedded computer chips currently in use were developed using two digits rather than four digits to specify the year. As a result, many systems will recognize a date code of "00" as the calendar year 1900 rather than 2000 which could cause systems to fail or cause erroneous results in date sensitive systems.

      The Company's operating systems, most of which depend on date sensitive data, are integral to its business. The Company has developed a program to assess the state of readiness of the Company's internal systems, both computer systems and those with embedded micro-processors, and those of its vendors and customers, the remediation measures necessary for those systems to be Year 2000 compliant, the costs to undertake such measures and to develop appropriate contingency plans.

     The Company's program to assess its internal systems (which include both hardware and software) is continuing. The Company has identified four critical operating systems that require the highest level and priority of testing to ensure that performance is not adversely affected by the Year 2000 issue. At the end of 1998, the Company had completed all scheduled modifications to its systems to appropriately address the Year 2000. Initial testing of these systems has been completed and the Company is currently running on these modified systems. Additional testing will continue through the first half of 1999. To date, the Company has been able to remediate its systems through upgrades, rather than system replacement. The failure of any of those systems as a result of the Year 2000 issue would inhibit the Company's ability to conduct its business and process claims, and would likely have a material adverse effect on the Company's results of operations. The Company is also continuing to test less critical information systems and systems with embedded micro-processors for compliance, and expects that phase to be completed by the end of the second quarter of 1999. As that testing process continues, the Company is developing contingency plans to enable the Company to fulfill the functions performed by those systems in the event of failure. The development of contingency plans is ongoing; however, the Company expects to have in place contingency plans for its critical operating systems, as well as for less critical systems and vendor alternatives, by the beginning of the fourth quarter of 1999.

      While the Company is taking every precaution to address the Year 2000 issue, some uncertainty remains. The Company can not control the activities of its third party vendors, and the Company may have failed to identify and remediate all of its systems and other such uncertainties. As a result, management cannot determine whether or not Year 2000 related problems that could arise will have a material impact on the Company's financial condition or results of operations.

      As part of this process, the Company is continuing its process of surveying its vendors and service providers and customers in order to identify areas in which Year 2000-related problems with external systems could cause disruptions, delays or failures that could impact the Company. As the results of these external surveys are assessed, the Company expects to develop appropriate contingency plans. While unlikely, it is possible that a major service provider, such as a utility company, may be unable to provide the Company with its needed service for a period of time. If such an event were to happen, the Company might not be able to provide services until the utilities are returned.

      During the first quarter of 1999, the Company spent less than $50,000 to modify existing systems and applications to address the Year 2000 issue. The Company estimates that less than $100,000 will be incurred in the remainder 1999. The Company does not anticipate that the costs of bringing its systems into compliance would have a material adverse effect on the results of operations or financial condition of the Company.


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

        Exhibit 27.   Financial data schedule.

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 1999.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date: May 14, 1999         By:             /s/
      ------------            -------------------------------------------
                              Edward L. Rand, Jr.
                              Vice President and Treasurer
                             (Principal Financial and Accounting Officer)