Form 10-Q
period 1999-06-30
ATLANTIC AMERICAN CORP
filed 1999-08-16
CIK 8177

----------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q

                          -----------

    |X| Quarterly Report pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

                               OR

    |_| Transition report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                          -----------

                 Commission File Number 0-3722


                 ATLANTIC AMERICAN CORPORATION
   Incorporated pursuant to the laws of the State of Georgia

                          -----------

     Internal Revenue Service- Employer Identification No.
                           58-1027114


            Address of Principal Executive Offices:
       4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                         (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 9, 1999, was 20,934,612.


----------------------------------------------------------------

                 ATLANTIC AMERICAN CORPORATION

                             INDEX


Part 1.    Financial Information                          Page No.

Item 1.    Financial Statements:

      Consolidated Balance Sheets -
      June 30, 1999 and December 31, 1998                    2

      Consolidated Statements of Operations -
      Three months and six months ended June 30, 1999        3
      and 1998

      Consolidated Statements of Shareholders' Equity -
      Six months ended June 30, 1999 and 1998                4

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 1999 and 1998                5

      Notes to Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations     8

Part II.   Other Information

Item 4.    Submission of matters to a vote of                12
           security holders

Item 6.    Exhibits and report on Form 8-K                   13

Signature                                                    14

                 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS
(In thousands, except share and per share data)
                                                   June 30,  December
                                                                31,

                                                     1999       1998
                                                  ----------------------
 Cash, including short-term investments of
 $  16,366 and $ 24,068                            $  23,651    $32,385
                                                   ---------------------
 Investments:
    Bonds (cost: $ 111,339 and $ 98,286)             109,157     99,341
    Common and preferred stocks (cost: $ 31,441       57,793     61,007
 and $ 33,116)
    Other invested assets (cost: $ 4,982 and $         4,921      4,822
 4,982)
    Mortgage loans                                     3,805      3,851
    Policy and student loans                           2,311      4,268
    Real estate                                           46         46
                                                   ---------------------
       Total investments                             178,033    173,335
                                                   ---------------------
 Receivables:
    Reinsurance                                       26,737     22,772
    Other (net of allowance for bad debts:  $         28,811     18,912
 1,285 and  $1,377)
 Deferred acquisition costs                           18,556     16,881
 Other assets                                          4,555      4,225
 Goodwill                                              3,937      4,339
                                                   =====================
       Total assets                                 $284,280   $272,849
                                                   =====================


              LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                         $  39,305   $ 38,912
    Unearned premiums                                 30,843     22,971
    Losses and claims                                 91,695     86,768
    Other policy liabilities                           4,055      3,726
                                                   ---------------------
       Total policy liabilities                      165,898    152,377
 Accounts payable and accrued expenses                13,695     12,255
 Debt payable                                         26,000     26,000
                                                   ---------------------
        Total liabilities                            205,593    190,632
                                                   ---------------------

Commitments and contingencies Shareholders' equity:
Preferred  stock,  $1 par,  4,000,000
 shares  authorized;  Series B  preferred,
  134,000 shares issued and outstanding,
          $13,400 redemption value                       134        134
    Common stock, $1 par, 30,000,000
       shares authorized; 19,405,753
       shares issued in 1999 and 1998
       and 19,044,771 shares outstanding
       in 1999 and 19,119,888 shares outstanding       19,406     19,406
in 1998
    Additional paid-in capital                         49,787     50,406
    Accumulated deficit                               (13,116)   (15,213)
    Accumulated other comprehensive income -           24,109     28,786
unrealized investment gains, net
    Treasury stock, at cost, 360,982 shares in         (1,633)    (1,302)
1999 and 285,865 shares in 1998
                                                     ---------------------
         Total shareholders' equity                    78,687     82,217
                                                     =====================
     Total liabilities and shareholders' equity      $284,280   $272,849
                                                     =====================

                The accompanying  notes are an  integral  part of these
                             consolidated financial statements.

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended  Six Months Ended
                                                   June                June
                                               30,                30,
                                        --------------------------------------
 (In thousands, except per share data)
                                         ------    ------   ------  -------
                                           1999     1998     1999      1998
                                           -----    -----    -----     ----

Revenue:

  Insurance premiums                     $  24,370 $ 22,871   47,713    45,829
  Investment income                          2,863    2,717    5,734     5,641
  Realized investment gains, net               614      394    1,479       912
 Other income                                  132       57      390       169
                                         --------------------------------------
      Total revenue                         27,979   26,039   55,316    52,551
                                          --------------------------------------

Benefits and expenses:
  Insurance benefits and losses incurred    18,380   15,470   34,629    30,992
  Commissions and underwriting expenses      6,454    6,443   13,418    13,721
  Interest expense                             465      547      930     1,115
  Other                                      2,012    1,674    4,191     3,193
                                         --------------------------------------
      Total benefits and expenses           27,311   24,134   53,168    49,021
                                         --------------------------------------

Income before income tax expense               668    1,905    2,148     3,530
Income tax expense                              17      106       44       132
                                         --------------------------------------

      Net income                            $  651 $  1,799  $ 2,104   $ 3,398
                                         ======================================

Net income per common share (basic and      $  .02   $  .08   $  .08    $  .14
  diluted)
                                         ======================================

Weighted average common shares              19,071   18,879   19,091    18,894
outstanding, basic
                                         ======================================

Weighted average common shares              19,356   19,169   19,383    19,195
outstanding, diluted
                                         ======================================


          The   accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                   ATLANTIC AMERICAN CORPORATION
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                      Additional
                               Preferred    Common     Paid-in   Accumulated    Investment  Treasury
                                   Stock      Stock   Capital     Defecit        Gains        Stock    Total
Six Months Ended June 30,1999
------------------------         -------    -------   -------     -------      -------      -------    -------

Balance, December 31, 1998         $ 134   $ 19,406  $ 50,406  $ (15,213)       $28,786      $ (1,302) $ 82,217

Comprehensive income:
    Net income                                                     2,104                                2,104
    Increase in unrealized
     investment gains                                                            (4,677)                 (4,677)
Total comprehensive income                                                                             (2,573)
                                                                                                       -------
Dividends accrued on preferred stock                     (603)                                             (603)
Purchase of shares for treasury                                                                (436)     (436)
Issuance of shares for employee
  benefit plans and stock options                         (16)        (7)                        105        82
                                  -------  --------  ---------    --------   ----------      --------
Balance, June 30, 1999              $ 134  $ 19,40   $ 49,787   $(13,116)       $24,109       $ (1,633)   78,687
                                  =======  ========  ========== ==========   ==========     =========  =======

Six Months Ended June 30, 1998
------------------------

Balance, December 31, 1997          $ 164  $ 18,921  $ 53,316  $ (23,653)   $    29,498          $ (63) $ 78,183

Comprehensive income:
    Net income                                                     3,398                                 3,398
    Decrease in unrealized investment gains                                       2,840                  2,840
                                                                                                       -------

Total comprehensive income                                                                               6,238
                                                                                                       -------

Cash dividends paid on preferred stock                  (158)                                             (158)
Dividends accrued on preferred stock                    (603)                                             (603)
Purchase of shares for treasury                                                                  (587)    (587)
Issuance of shares for employee benefit plans                                                                -
    and stock options                                                 (2)            (1)           27       24
Issuance of shares of acquisition of                                                                         -
    Self-Insurance Administrators, Inc.                    15      51                                       66
                                              ------- ------- ------- -------   -------         ------  -------

Balance, June 30, 1998                        $ 164  $ 18,936 $52,604 $(20,256) $32,338         $(623) $ 83,163
                                             ======= =======  ======= =======   =======        =======  =======


     The accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.
                              -4-


          ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six Months Ended
                                                       June 30,
                                                   ------------------

                                                     1999     1998
                                                   ------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $ 2,104  $ 3,398
   Adjustments to reconcile net income (loss) to
      net cash
      provided by operating activities:
      Amortization of deferred acquisition costs       5,230     5,012
      Acquisition costs deferred                      (6,905)   (5,759)
      Realized investment gains                       (1,479)     (912)
      Increase in insurance reserves                  13,521     5,229
      Depreciation and amortization                      662       683
      Increase in receivables, net                   (13,864)   (9,547)
      Increase in other liabilities                      799       634
      Other, net                                        (453)     (405)
                                                     ---------  -------
          Net cash used by operating activities         (385)   (1,667)
                                                     ---------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured          29,064    44,445
   Investments purchased                             (36,917)  (47,678)
   Additions to property and equipment                  (350)     (269)
   Acquisition of American Independent                   208         -
   Bulk reinsurance transactions, net                      -       564
   Nash used by investing activities                  (7,995)   (2,938)
                                                      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                               -      (158)
   Proceeds from exercise of stock options                82        22
   Purchase of treasury shares                          (436)     (587)
   Repayments of debt                                (25,000)   (1,600)
   Proceeds from issuance of debt                     25,000         -
                                                     ------------------
    Net cash used by financing activities              (354)    (2,938)
                                                     ------------------

Net decrease in cash and cash equivalents             (8,734)   (6,928)
Cash and cash equivalents at beginning of period      32,385    51,044
                                                     ------------------
Cash and cash equivalents at end of period          $ 23,651  $ 44,116
                                                     ==================

Supplemental cash flow information:
Cash paid for interest                               $ 1,044  $  1,097
                                                     ================
Cash paid for income taxes                           $    85  $    200
                                                     ================









        The  accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.
                                -5-

          ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands)


Note 1.    Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2.  Segment Information

   The Company's three insurance subsidiaries operate with relative autonomy and each company is evaluated on its individual performance. The following summary sets forth each company's revenue and income (loss) for the quarter and year-to-date periods.

                                                                 Corporate  Adjustments
                                  American  Georgia     Bankers    and         and
                                   Southern  Casualty  Fidelity   Other     Elimination's  Consolidated
                      ---------------------------------------------------------------------------------
Six Months Ended June 30, 1999:
   Revenue                         $20,628   $11,211   $ 23,005   $2,921     $  (2,449)      $ 55,316
 Income (loss) before income
   tax expense (benefit)             2,643        70      1,560   (2,125)            -          2,148

 Six Months Ended June 30, 1998:

   Revenue                       $  20,168  $ 12,774 $   19,378    2,095        (1,864)      $ 55,551
   Income (loss) before income
       tax expense (benefit)         2,463     1,565      1,401   (1,899)            -          3,530

Three Months Ended June 30, 1999:

     Revenue                     $  10,518 $  5,672    $ 11,579   $1,474      $ (1,264)      $ 27,979
     Income (loss) before income
          tax expense (benefit)      1,008    (106)         714     (948)            -            668

Three Months Ended June 30, 1998:

     Revenue                      $  9,670 $  6,531     $  9,750  $ 1,133       $(1,045)      $ 26,039
     Income (loss) before income
           tax expense (benefit)       938    1,277          703   (1,013)            -       $  1,905


     The accompanying  notes are an  integral  part of these  consolidated financial statements.
                              -6-

Note 3.  Reconciliation of Other Comprehensive Income


                                                            June 30,
                                                        1999       1998
                                                      ---------------------

Gain on sale of securities included in net income     $  1,479  $     912
                                                      =====================
Other comprehensive income:
     Net unrealized gain arising during year          $  6,156  $  3 ,752
     Reclassification adjustment                        (1,479)      (912)
                                                      ---------------------

Net unrealized gain recognized in other               $  4,677  $   2,840
comprehensive income                                 =====================


Note 4. Subsequent Event

   On July 1, 1999, the Company acquired 100% of the outstanding stock of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. for an aggregate purchase price of $32.5 million in cash and common stock of Atlantic American Corporation. In conjunction with the acquisition, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A., $25.0 million of which was drawn on for the acquisition.



      The accompanying notes are an integral part of these
               consolidated financial statements
                              -7-

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS


   Management's discussion of financial condition and results of operations for the six-month periods ended June 30, 1999 and 1998 analyzes the results of operations, consolidated financial condition, liquidity and capital resources of Atlantic American Corporation (the "Company") and its consolidated subsidiaries:
Georgia Casualty & Surety Company ("Georgia Casualty"), American Southern Insurance Company and American Safety Insurance Company (together referred to as "American Southern"), Bankers Fidelity Life Insurance Company ("Bankers Fidelity") and Self-Insurance Administrators, Inc. ("SIA, Inc.").

RESULTS OF OPERATIONS

    The Company's net income for the second quarter of 1999 was $0.7 million ($0.02 per diluted share) compared to net income of $1.8 million ($0.08 per diluted share) for the second quarter of 1998. Net income for the first six months of 1999 was $2.1 million ($0.08 per diluted share) compared to net income for the comparable period in 1998 of $3.4 million ($.14 per diluted share). The decline in net income for the quarter and subsequently for the six-month period is principally attributable to two underwriting programs at Georgia Casualty. The company underwrote two programs providing liability and property insurance for short-haul truckers and poultry houses. During the second quarter of 1999, the results for both of these programs were adverse and caused a significant increase in the losses incurred at Georgia Casualty. In response to these results the company has ceased writing new business in both programs and has eliminated those insureds that fail to meet certain loss control standards. While remedial action has been taken, it will be several quarters before the run-off of this entire business can be accomplished.

   On a consolidated basis, total revenues for the quarter increased 7.5% from $26.0 million in 1998 to $28.0 million in 1999. For the six months ended June 30, 1999, total revenue was up 5.3% from $52.6 million to $55.3 million. The principal driver in the increase in revenue was an increase in insurance premiums. Insurance premiums for the quarter increased 6.6% to $24.4 million from $22.9 million. For the six-month period insurance premiums increased 4.1%, increasing from $45.8 million to $47.7 million. The increase in insurance premiums for the quarter is attributable to a 9.9% increase in insurance premiums at American Southern and a 16.3% increase in insurance premiums at Bankers Fidelity offset by a decline in insurance premiums of 14.0% at Georgia Casualty.

   The increase in insurance premiums at American Southern is principally the result of the new joint venture formed with the Carolina's Auto Club, American Auto Club Insurance Agency, through which American Southern is producing personal automobile business. American Southern holds a 50% interest in the joint venture with the Carolina's Auto Club; an AAA affiliated automobile club. The joint venture exclusively markets personal automobile insurance to the more than 1 million members of the Carolina's Auto Club. Through the end of June, American Southern had written approximately $2.0 million of this business; however, due to the delay resulting from recognizing premium income over the life of a policy, the full effect of this premium increase has yet to be realized. In addition to this business, American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company.

   Banker's Fidelity generated increases in both its health insurance and life insurance lines of business during the quarter. For the quarter, health insurance premiums, which are made up predominately of Medicare supplement insurance, rose 23.8% while life insurance premiums rose 2.5%. For the year, insurance premiums at Bankers Fidelity have increased 17.7%.

   The decline in insurance premiums at Georgia Casualty is principally the result of terminating the two underwriting programs previously discussed. In addition, Georgia Casualty continues to operate in a segment of the insurance industry that is under heavy pricing pressures. Rather than reduce prices on policies to levels that the company believes are not profitable, the company chooses not to write this business. This conservative approach is another contributing factor to the decline in insurance premiums at Georgia Casualty. In addition to the other steps taken to minimize the effects of both the increased claims activity and the two terminated underwriting programs, the company entered into a stop-loss reinsurance agreement that caps losses between 55% and 75% for the 1999 accident year. The cost of this reinsurance protection has also contributed to the decline in premium income for the quarter. For the six months ended June 30, 1999, insurance premiums at Georgia Casualty were down 14.0% due in part to an increase in ceded premiums from $1.6 million to $2.8 million.

   Investment income for the quarter increased 5.4% to $2.9 million from $2.7 million. For the six months ended June 30, 1999, investment income increased 1.6% from $5.6 million to $5.7 million. This increase is the result of a move from short-term investments to longer term, higher yield investments, particularly bonds. In addition, several of the Company's equity investments increased their dividend rates from the prior period, resulting in an increase in investment income. Approximately $10.0 million in additional funds has been invested in the Company's bond portfolio. These funds have come from cash, short-term investments, and the sale of appreciated common stock investments.

   Realized gains for the second quarter were $614,000 compared $394,000 in the second quarter of 1998. For the six-month period realized gains have totaled $1.5 million compared to $912,000 for the first six months of 1998. Management is continually evaluating the composition of the Company's investment portfolio and will periodically divest appreciated investments as deemed appropriate.

   On a consolidated basis, total expense increased 13.2% to $27.3 million for the quarter from $24.1 million and increased 8.5% for the year-to-date period from $49.0 million to $53.2 million due in large part to an increase in insurance benefits and losses as a result of the increase in premium volume. This increase is comprised of an 8.9% increase in expenses at American Southern, a 10.0% increase in expenses at Georgia Casualty and a 20.1% increase in expenses at Bankers Fidelity.

   Insurance benefits and losses incurred increased 18.8% for the quarter from $15.5 million to $18.4 million and 11.7% for the year to date period from $31.0 million to $34.6 million. The largest contributor to this increase in insurance benefits and losses was the increase in premium volume.

   Insurance benefits and losses at American Southern increased $1.0 million or 15.4% for the quarter. American Southern's loss ratio, the ratio of insurance benefits and losses to insurance premiums, increased from 76.0% in the second quarter of 1998 to 79.7% in the second quarter of 1999. For the six months ended June 30, 1999, insurance benefits and losses increased 6.6% from $12.5 million to $13.3 million. Year-to-date, American Southern's loss ratio increased to 72.4% from 69.4%.

   At Georgia Casualty, insurance benefits and losses increased 9.7% to $3.8 million for the quarter from $3.5 million and the loss ratio increased from 62.4% in the second quarter of 1998 to 79.6% in the second quarter of 1999.
Year-to-date insurance losses at Georgia Casualty are down 3.9% from $7.6 million in the first half of 1998 to $7.3 million in the first half of 1999. The year-to-date loss ratio for Georgia Casualty is 78.5% compared to 70.2% for the first half of 1998. As previously discussed, Georgia Casualty was adversely impacted by the results of two underwriting programs during the second quarter of 1999.

   Insurance benefits and losses at Bankers Fidelity increased 28.6% for the quarter from $5.5 million to $7.1 million in 1998. Year to date insurance benefits and losses at Bankers Fidelity has increased 28.8% from $10.9 million to $14.0 million. The increase in claims at Bankers Fidelity is attributable to the increase in premium volume coupled with an abnormally high number of life claims in both the first and second quarters of 1999. Management does not anticipate that this trend in life claims will continue and expects to see these claims return to historical levels.

   On a consolidated basis, commission and underwriting expenses were flat for the quarter, increasing from $6.4 million to $6.5 million, an increase of less than 1%. For the year, commission and underwriting expenses were down 2.2% from $13.7 million to $13.4 million and down slightly, 2.2%, for the year to date period.

   At American Southern, commission and underwriting expenses for the quarter were down 9.9% to $2.0 million from $2.2 million in the second quarter of 1998. For the six-month period, commission and underwriting expenses were down 12.2% from $5.1 million in the first six months of 1998 to $4.6 million in the first six months of 1999. For the year, the expense ratio has declined to 24.9% from 28.5% in the comparable period in 1998. The resulting expense ratio, the ratio of commission and underwriting expenses to insurance premiums, for American
Southern declined from 25.7% in the second quarter of 1998 to 21.1% in the second quarter of 1999. Much of American Southern's commissions are structured such that the agent is rewarded or penalized based upon the loss ratio of the business they submit to the company. As a result of this arrangement, in periods where losses and the loss ratio increase, the commission and underwriting expenses and the resulting expense ratio decrease.

   Georgia Casualty's expense ratio for the quarter increased from 30.3% in 1998 to 40.1% in 1999 while commission and underwriting expenses increased 15.7% on a quarter to quarter comparison. For the year, the expenses are up 14.1% with the expense ratio increasing from 31.3% to 41.6%. The increase in the expense ratio at Georgia Casualty is the result of the decline in premium volume and an increase in personnel expenses. During the quarter, Georgia Casualty made substantial additions to its underwriting and management team, adding a new president as well as two seasoned underwriting professionals.

   At Bankers Fidelity, commission and underwriting expenses for the second quarter increased 6.9% from $3.5 million to $3.8 million; however, as a result of the increase in insurance premiums the expense ratio declined to 37.1% from 40.3%. For the year-to date, commission and underwriting expenses at Bankers Fidelity are up 11.2% from $7.6 million to $8.4 million while the expense ration has declined from 44.4% to 42.0%. The decline in the expense ratio at Bankers Fidelity is attributable to a reduction in commission rates on several of the company's primary health products.

   Interest expense for the second quarter of 1999 declined 15.0% to $465,000 due to a reduction in the level of debt compared to the second quarter of 1998, coupled with a 50 basis point reduction in the interest rate charged on the Company's credit facility with Wachovia Bank, N.A. As discussed below the Company restructured its credit arrangements in June; however, this restructuring did not have significant impact on the results for the quarter.

   The Company's tax provision decreased for the quarter as a result of the decline in pretax earnings.


LIQUIDITY AND CAPITAL RESOURCES

   The major cash needs of the Company are for the payment of claims and expenses as they come due and the maintenance of adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements of the Company. The Company's primary source of cash is written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends from the subsidiaries, when earnings warrant such dividend payments. By statute, the state regulatory authorities establish minimum liquidity standards primarily to protect policyholders.

   The Company's insurance subsidiaries reported a combined statutory income of $2.2 million for the first six months of 1999 compared to statutory net income of $3.9 million for the first six months of 1998. Total statutory net income for the quarter was $0.7 million compared to $2.3 million in 1998. The reasons for the decrease in statutory earnings in the first half of 1999 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

   The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At June 30, 1999, the Company had accrued, but unpaid dividends on the Series B Stock totaling $3.0 million.

   On June 24, 1999, the Company issued $25.0 million in Taxable Variable Rate Demand Bonds, Series 1999 ("the Bonds") to replace the Company's existing bank facility. The bonds will mature on July 1, 2009 and pay a variable interest rate that approximates 30-day LIBOR. The bonds are backed by a Letter of Credit issued by Wachovia Bank, N.A. The cost of the Letter of Credit and its associated fees are 180 basis points, making the effective cost of the bonds LIBOR plus 180 basis points (currently approximately 7.0%). The credit facility that was replaced by the bonds was a term loan with an interest rate of prime less 50 basis points and would have matured December 31, 2000.

   The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first six months of 1999 increased slightly over the first six months of 1998. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries.

It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $39.0 million at June 30, 1999.

   At June 30, 1999, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of $19.0 million of deferred tax assets, offset by $11.9 million of deferred tax liabilities, and a $7.1 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

   Over 90.0% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At June 30, 1999, Georgia Casualty had $12.8 million of accumulated statutory earnings, American Southern had $19.9 million of accumulated statutory earnings, and Bankers Fidelity had $24.1 million of accumulated statutory earnings.

   Net cash used by operating activities was $385,000 in the first half of 1999 compared to net cash used by operating activities of $1.7 million in the first six months of 1998. Cash and short-term investments decreased from $32.4 million at December 31, 1998, to $23.7 million at June 30, 1999, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $159.6 million due in part to the shift from short-term investments and increases in unrealized gains on the Company's investment portfolio.

   The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

YEAR 2000
   Many existing computer systems and equipment with embedded computer chips currently in use were developed using two digits rather than four digits to specify the year. As a result, many systems will recognize a date code of "00" as the calendar year 1900 rather than 2000, which could cause systems to fail or cause erroneous results in date sensitive systems.

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

   The Company's program to assess its internal systems (which include both hardware and software) is continuing. The Company has identified four critical operating systems that require the highest level and priority of testing to ensure that performance is not adversely affected by the Year 2000 issue. At the end of 1998, the Company had completed all scheduled modifications to its systems to appropriately address the Year 2000 issue. Initial testing of these systems has been completed and the Company is currently running on these modified systems. Additional testing has continued through the first half of 1999. To date, the Company has been able to remediate its systems through upgrades, rather than system replacement. The failure of any of those systems as a result of the Year 2000 issue would inhibit the Company's ability to conduct its business and process claims, and would likely have a material adverse effect on the Company's results of operations. The Company is also continuing to test less critical information systems and systems with embedded microprocessors for compliance. As that testing process continues, the Company is developing contingency plans to enable the Company to fulfill the functions performed by those systems in the event of failure. The development of contingency plans is ongoing; however, the Company expects to have in place contingency plans for its critical operating systems, as well as for less critical systems and vendor alternatives, by the beginning of the fourth quarter of 1999.

   While the Company is taking every precaution to address the Year 2000 issue, some uncertainty remains. The Company can not control the activities of its third party vendors, and the Company may have failed to identify and remediate all of its systems and other such uncertainties.

As a result, management cannot determine whether or not Year 2000 related problems that could arise would have a material impact on the Company's financial condition or results of operations.

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

   During the first half of 1999, the Company spent less than $75,000 to modify existing systems and applications to address the Year 2000 issue. The Company estimates that less than $100,000 will be incurred in the remainder of 1999. The Company does not anticipate that the costs of bringing its systems into compliance would have a material adverse effect on the results of operations or financial condition of the Company.


FORWARD-LOOKING STATEMENTS

  This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1998 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

                   PART II. OTHER INFORMATION

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES




Item 4.  Submission of matters to a vote of security-holders.

   On May 4, 1999, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, and the appointment of Arthur Andersen LLP as the Company's auditors.

       Election of Directors                     Shares Voted
-------------------------------------    ------------------------------

Director Nominee                              For          Withheld
----------------                              ---          --------
J. Mack Robinson                           17,690,577       18,594
Hilton H. Howell, Jr.                      17,691,234       17,937
Samuel E. Hudgins                          17,691,294       17,877
D. Raymond Riddle                          17,690,004       19,167
Harriett J. Robinson                       17,690,977       18,194
Scott G. Thompson                          17,691,294       17,877
Mark C. West                               17,691,294       17,877
William H. Whaley, M.D.                    17,691,294       17,877
Dom H. Wyant                               17,691,294       17,877
Edward E. Elson                            17,691,294       17,877



 Appointment of Independent Public               Shares Voted
            Accountants
-------------------------------------    ------------------------------

                                            For     Against   Abstain
Arthur Andersen LLP                      17,681,953  9,010    18,208

            Item 6. Exhibits and Report on Form 8-K

   (a)The following exhibits are filed herewith:

      Exhibit 11.    Computation of net income per common share.

      Exhibit 27.    Financial data schedule.

   (b)No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 1999.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                                             (Registrant)





Date:  August 16, 1999    By:       /s/
                            -----------------------
                            Edward L. Rand, Jr.
                            Vice President and Treasurer
                           (Principal Financial and Accounting Officer)