Form 10-Q
period 1999-09-30
ATLANTIC AMERICAN CORP
filed 1999-11-15
CIK 8177

----------------------------------------------------------------


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          -----------


                           FORM 10-Q

                          -----------

    |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 11, 1999, was 21,023,726.


----------------------------------------------------------------

                 ATLANTIC AMERICAN CORPORATION

                             INDEX


Part 1.    Financial Information                          Page No.

Item 1.    Financial Statements:

      Consolidated Balance Sheets -
      September 30, 1999 and December 31, 1998               2

      Consolidated Statements of Operations -
      Three months and nine months ended September           3
      30, 1999 and 1998

      Consolidated Statements of Shareholders' Equity -
      Nine months ended September 30, 1999 and 1998          4

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 1999 and 1998          5

      Notes to Consolidated Financial Statements             6

Item 2.    Management's Discussion and Analysis of  Financial
Condition and Results of Operations                              8

Part II.   Other Information

Item 6.    Exhibits and reports on Form 8-K                  17

Signature                                                    18

                 PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

                             ASSETS
(In thousands, except per share data)
                                                  September  December
                                                     30,        31,

                                                     1999       1998
                                                  ----------------------
 Cash, including short-term investments of          $         $
 $16,545 and $24,068                                  23,035     32,385
                                                   ---------------------
 Investments:
    Bonds (cost: $149,520 and $98,286)               144,748     99,341
    Common and preferred stocks (cost: $31,050        53,148     61,007
 and $33,116)
    Other invested assets (cost: $4,982  and           4,988      4,822
      $4,982)
    Mortgage loans                                     3,790      3,851
    Policy and student loans                           3,145      4,268
    Real estate                                           46         46
                                                   ---------------------
       Total investments                             209,865    173,335
                                                   ---------------------
 Receivables:
    Reinsurance                                       38,138     22,772
    Other (net of allowance for bad debts: $1,343     26,415     18,912
 and $1,377)
 Deferred acquisition costs                           19,230     16,881
 Other assets                                          4,704      4,225
 Goodwill                                             23,559      4,339
                                                   =====================
       Total assets                                 $344,946   $272,849
                                                   =====================


              LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                            $39,760    $38,912
    Unearned premiums                                  30,132     22,971
    Losses and claims                                 125,749     86,768
    Other policy liabilities                            4,541      3,726
                                                   ---------------------
       Total policy liabilities                       200,182    152,377
 Accounts payable and accrued expenses                 14,468     12,255
 Debt payable                                          51,000     26,000
                                                   ---------------------
        Total liabilities
                                                     265,650     190,632
                                                   ---------------------

Commitments and contingencies Shareholders' equity:
    Preferred stock, $1 par,  4,000,000 shares
      authorized;  Series B preferred,
      134,000 shares issued and outstanding,
      $13,400 redemption value                           134        134
    Common stock, $1 par, 30,000,000
      shares authorized; 21,404,060
      shares issued in 1999 and 19,405,753
      issued in 1998 and 21,027,886 shares
      outstanding in 1999 and 19,119,888 shares       21,414     19,406
outstanding in 1998
    Additional paid-in capital                        55,962     50,406
    Accumulated deficit                             (13,833)   (15,213)
    Accumulated other comprehensive income -          17,332     28,786
unrealized investment gains, net
    Treasury stock, at cost, 386,174 shares in       (1,713)    (1,302)
1999 and 285,865 shares in 1998
                                                   ---------------------
         Total shareholders' equity                   79,296     82,217
                                                   =====================
         Total liabilities and shareholders         $344,946   $272,849
           equity
                                                   =====================

      The accompanying  notes are an  integral  part of these  consolidated financial statements.
                                         -2-

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS


                                        Three Months Ended Nine Months Ended

                                            September          September
                                               30,                30,
                                        --------------------------------------
 (In thousands, except per share data)
                                         ------    ------   ------  -------
                                           1999     1998     1999      1998
                                           -----    -----    -----     ----

Revenue:
  Insurance premiums                       $29,587  $22,848  $77,300  $ 68,677
  Investment income                          3,371    2,825    9,105     8,466
  Realized investment gains, net               181    1,093    1,660     2,005
 Other income                                  297       29      687       198
                                         --------------------------------------
      Total revenue                         33,436   26,795   88,752    79,346

                                         --------------------------------------

Benefits and expenses:
  Insurance benefits and losses incurred    21,714   15,084   56,343    46,076
  Commissions and underwriting expenses      8,149    6,715   21,567    20,436
  Interest expense                             928      545    1,858     1,660
  Other                                      3,283    1,597    7,474     4,790
                                         --------------------------------------
      Total benefits and expenses           34,074   23,941   87,242    72,962
                                         --------------------------------------

(Loss) income before income tax benefit      (638)    2,854    1,510     6,384
(expense)
Income tax benefit (expense)                  (49)        8     (93)     (124)
                                         --------------------------------------

      Net (loss) income                  $   (687) $  2,862 $  1,417 $   6,260
Net (loss) income per common share       $   (.05) $    .13 $    .03   $   .27
(basic and diluted)
                                         ======================================

Weighted average common shares              20,893   18,750   19,693    18,846
outstanding, basic
                                         ======================================

Weighted average common shares              21,057   19,035   20,022    19,141
outstanding, diluted
                                         ======================================



















               The accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.

                   ATLANTIC AMERICAN CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                   Net
                                                   Additional                  Unrealized
                            Preferred   Common      Paid-in    Accumulated    Investment    Treasury
Nine Months Ended September  Stock      Stock       Capital      Deficit         Gains        Stock      Total
------------------------------------ ----------- ------------ ------------- -------------- ---------- -----------
Balance, December 31, 1998    $ 134    $ 19,406     $ 50,406     $ (15,213)      $ 28,786   $ (1,302)   $ 82,217

Comprehensive income:
    Net income                                                       1,417                                 1,417
    Decrease in unrealized                                                        (11,454)               (11,454)
     investment gains                                                                                 -----------

Total comprehensive income                                                                               (10,037)
                                                                                                      -----------

Stock issued for acquisition of
    Association Casualty                  2,008        6,477                                               8,485
Dividends accrued on preferred
   stock                                                (905)                                               (905)
Purchase of shares for treasury                                                                 (602)       (602)
Issuance of shares for employee
  benefit plans and stock options
                                                         (16)          (37)                      191         138

                          ------------ ----------- ------------ ------------- -------------- ---------- -----------

Balance, September 30,1999   $ 134    $ 21,414      $ 55,962     $ (13,833)      $ 17,332   $ (1,713)   $ 79,296
                          ============ =========== ============ ============= ============== ========== ===========

Nine Months Ended September 30, 1998
------------------------------------

Balance, December 31, 1997    $ 164    $ 18,921     $ 53,316     $ (23,653)      $ 29,498      $ (63)   $ 78,183

Comprehensive income:
    Net income                                                       6,260                                 6,260
    Increase in unrealized investment gains                                           467                    467
                                                                                                      -----------

Total comprehensive income                                                                                 6,727
                                                                                                      -----------

Cash dividends paid on preferred stock                  (236)                                               (236)
Dividends accrued on preferred stock                    (905)                                               (905)
Purchase of shares for treasury                                                                 (967)       (967)
Issuance of shares for employee benefit plans
    and stock options                                    (15)         (105)                                 (120)
Issuance of shares for acquisition of
    Self - Insurance Administrators, Inc.    15           51                                                  66
    -------------------------------- ----------- ------------ ------------- -------------- ---------- -----------

Balance, September 30, 1998   $ 164    $ 18,936     $ 52,211     $ (17,498)      $ 29,965   $ (1,030)   $ 82,748
                        ============ =========== ============ ============= ============== ========== ===========




       The accompanying   notes  are  an  integral   part  of  these
                       consolidated financial statements.
                                -4-

          ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
                                                     September 30,
                                                   ------------------

                                                     1999     1998
                                                   ------------------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $ 1,417  $6,260

   Adjustments to reconcile net income (loss) to
net cash
      provided by operating activities:
      Amortization of deferred acquisition costs       8,801   8,039
      Acquisition costs deferred                     (10,711) (8,797)
      Realized investment gains                       (1,660) (2,005)
      Increase in insurance reserves                  14,420    (644)
      Depreciation and amortization                    1,097   1,030
      Increase in receivables, net                   (11,857) (4,373)
      Decrease in other liabilities                      (13)   (372)
      Other, net                                        (278)   (442)
                                                     ----------------
         Net cash provided (used) by operating         1,216 (1,304)
activities
                                                     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured          34,450  50,924
   Investments purchased                             (50,363)(69,479)
   Additions to property and equipment                  (547)   (333)
   Acquisition of American Independent                   197       -
   Acquisition of Association Casualty               (18,836)      -
   Bulk reinsurance transactions, net                      -     552

                                                     ----------------
    Net cash provided (used) by investing activities (35,099)(18,336)
                                                     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Preferred stock dividends                              -    (236)

   Proceeds from exercise of stock options               135    (55)
   Purchase of treasury shares                         (602) (1,033)
   Proceeds from bank financing                       50,000      -
   Repayments of debt                                (25,000)(2,600)
                                                     ----------------
    Net cash provided (used) by financing activities  24,533 (3,924)
                                                     ----------------

Net decrease in cash and cash equivalents            (9,350) (23,564)
Cash and cash equivalents at beginning of period      32,385  51,044
                                                     ----------------
Cash and cash equivalents at end of period           $23,035 $27,480
                                                     ================

Supplemental cash flow information:
Cash paid for interest                               $ 1,973  $1,630
                                                     ================
Cash paid for income taxes                           $   131  $  330
                                                     ================








            The  accompanying   notes  are  an  integral   part  of  these
                        consolidated financial statements.
                                -5-

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands)


Note 1.    Basis of presentation.

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2.   Acquisition

   On July 1, 1999, the Company acquired Association Casualty Insurance Company and its affiliate, Association Risk Management General Agency, Inc. together known as "Association Casualty". The Company's third quarter and nine-month results for the period ending September 30, 1999 include Association Casualty's results of operations since the date of acquisition. The acquisition has been accounted for using the purchase method of accounting. Total consideration paid for Association Casualty was approximately $32.5 million. The excess of the purchase price over the fair value of the net tangible and identifiable assets acquired was recorded as goodwill. The Company funded the transaction with a combination of borrowings under its credit facilities and the issuance of shares of common stock of the Company.

In connection with the acquisition of Association Casualty the following assets and liabilities were acquired:

Cash, short-term investments                 $6,192
Other investments                            30,276
Goodwill                                     19,830
Other assets                                 12,015
                                      --------------
                                      --------------

     Total assets                            68,313
                                      --------------
                                      --------------

Insurance reserves and policy funds          31,885
Other liabilities                             1,494
                                      --------------
                                      --------------

     Total liabilities                       33,379
                                      --------------
                                      --------------

          Net assets                        $34,934
                                      ==============

Note 3.  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement 133"Accounting for Derivative Instruments and Hedging Activities" SFAS 133). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activity. In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133". SFAS 137 defers the effective date of SFAS 133 to be effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS 133 on January 1, 2001. Management does not believe the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

Note 4.  Segment Information

   The Company has four principal insurance subsidiaries which each focus on a specific geographic region and/or specific products. Each subsidiary is managed autonomously and is evaluated on its individual performance. The following summary sets forth each subsidiary's revenue and pretax income (loss) for the quarter and year-to-date periods.




Revenues

                                  Three Months Ended             Nine Months Ended
                                     September 30,                  September 30,
                               ---------------------------------------------------
                               -----------------------------------------------------
                                   1999         1998            1999          1998
                               ------------- ------------    ------------ ----------
                               ------------- ------------    ------------ -----------
American Southern                  $ 11,097      $ 9,623        $ 31,725      $ 29,791
Association Casualty                  4,722            -           4,722             -
Georgia Casualty                      5,455        6,180          16,666        18,954
Bankers Fidelity                     12,050        9,858          35,055        29,236
Corporate and other                   1,314        2,321           4,235         4,306
Adjustments and eliminations         (1,202)      (1,187)         (3,651)       (2,941)
                               ------------- ------------    ------------ -------------
                               ------------- ------------    ------------ -------------

Consolidated revenues              $ 33,436     $ 26,795        $ 88,752      $ 79,346
                               ============= ============    ============ =============
                               ============= ============    ============ =============


Income (loss) before income tax expense (benefit)

                                  Three Months Ended         Nine Months Ended
                                     September 30,               September 30,
                               --------------------------------------------------------
                               --------------------------------------------------------
                                   1999         1998            1999          1998
                               ------------- ------------    ------------ -------------
                               ------------- ------------    ------------ -------------

American Southern                   $ 1,822      $ 1,967         $ 4,465       $ 4,430
Association Casualty                    399            -             399             -
Georgia Casualty                     (2,261)          98          (2,191)        1,663
Bankers Fidelity                      1,153          682           2,713         2,083
Corporate and other                  (1,751)         107          (3,876)       (1,792)
Adjustments and eliminations              -            -               -             -
                               ------------- ------------    ------------ -------------
                               ------------- ------------    ------------ -------------

Consolidated results                 $ (638)     $ 2,854         $ 1,510       $ 6,384
                               ============= ============    ============ =============
                               ============= ============    ============ =============





Note 5.  Reconciliation of Other Comprehensive Income

                                                         September 30,
                                                        1999       1998
                                                      ---------------------

Gain on sale of securities included in net income        $1,660     $2,005
                                                      =====================
Other comprehensive income:

     Net unrealized (loss) gain arising during year      (9,794)     2,472
     Reclassification adjustment                         (1,660)    (2,005)
                                                      ---------------------

Net unrealized (loss) gain recognized in other         $(11,454)     $467
comprehensive income
                                                      =====================




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS



      The following is management's discussion and analysis of the financial condition and results of operations of Atlantic American Corporation ("Atlantic American" or the "Company") and its subsidiaries as of and for the periods ending September 30, 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report Form 10-Q and with the Consolidated Financial Statements of Atlantic American Corporation on Form 10-K for the year ended December 31, 1998.

      Atlantic American is an insurance holding company whose operations are comprised of a group of regional or specialty insurance companies: American Southern Insurance Company and American Safety Insurance Company, together know as "American Southern"; Association Casualty Insurance Company and Association Risk Management General Agency, Inc. together known as "Association Casualty"; Georgia Casualty & Surety Company ("Georgia Casualty") ; and Bankers Fidelity Life Insurance Company ("Bankers Fidelity"). Each operating company is managed as an autonomous operation based upon the geographic location or the type of products it underwrites.

Overall Corporate Results

      On a consolidated basis, the Company lost $687,000 for the third quarter or $0.05 per diluted share, compared to net income of $2.9 million or $0.13 per diluted share in the third quarter of 1998. For the nine months ended September 30, 1999 the Company had net income of $1.4 million, or $0.03 per diluted share, versus $6.3 million or $0.27 per diluted share for the comparable period in 1998. The loss for the quarter was primarily due to unsatisfactory underwriting results in Georgia Casualty. The Company also experienced a significant decrease in unrealized gains compared to strong realized gains last year. Excluding Georgia Casualty, all other operating units of the Company reported profitable results. The decline in net income for the year to date period is attributable to the same factors.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

Underwriting Results

American Southern

The following is a summary of American Southern's premiums:


                               Three months ended        Nine months ended
                                September 30,            September 30,
                            ----------------------   ----------------------
                            ----------------------   ----------------------
                              1999        1998         1999        1998
                            ---------- -----------   ---------- -----------
                            ---------- -----------   ---------- -----------

Gross written premiums        $ 8,472     $ 6,106     $ 36,107    $ 32,091
Ceded premiums                 (2,103)     (1,303)      (4,666)     (4,505)
                            ---------- -----------   ---------- -----------
                            ---------- -----------   ---------- -----------

Net written premiums          $ 6,369     $ 4,803     $ 31,441    $ 27,586
                            ========== ===========   ========== ===========
                            ========== ===========   ========== ===========

Net earned premiums           $ 9,879     $ 8,472     $ 28,243    $ 26,439
                            ========== ===========   ========== ===========




      Gross written premiums at American Southern increased $4.0 million during the nine months ended September 30, 1999 to $36.1 million, up from $32.1 million for the nine month period in 1998. For the quarter, gross premiums increased $2.4million to $8.5 million. The increase in premiums for both the quarter and the year to date period is primarily attributable to business provided by the joint venture that American Southern formed with the AAA of Carolinas Motor Club, American Auto Club Insurance Agency. American Southern holds a 50% interest in this joint venture and underwrites the majority of the standard automobile business written by the agency. This program, which began writing business in 1999, markets automobile insurance to the members of the automobile association. Gross written premiums for this program were $3.6 million for the nine months.

The following is a break out of earned premium by line of business:


                             Three months ended        Nine months ended
                            September 30,            September 30,
                            ----------------------   ----------------------
                            ----------------------   ----------------------
                              1999        1998         1999        1998
                            ---------- -----------   ---------- -----------
                            ---------- -----------   ---------- -----------

Commerical automobile         $ 8,105     $ 6,564     $ 22,584    $ 21,232
General liabililty                980       1,121        3,278       2,913
Property                          778         774        2,335       2,252
Other                              16          13           46          42
                            ---------- -----------   ---------- -----------
                            ---------- -----------   ---------- -----------

Total all lines               $ 9,879     $ 8,472     $ 28,243    $ 26,439
                            ========== ===========   ========== ===========


      In addition to the business written through the joint venture, American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and of the Company. Specifically, one significant contract comes up for renewal in February 2000. American Southern is preparing a competitive quote for this business; however, given the competitive nature of the current insurance market place it is possible that other carriers may submit bid at unprofitable levels in order to obtain this business. American Southern has no intention of pricing its bids at an unprofitable level and as a result the potential exists that the company will not renew this program. In an effort to increase the number of programs underwritten by American Southern and to mitigate any such loss of business the company has hired a new marketing representative who is responsible for the development of new programs.

The following is a break out of the loss and expense ratio of American Southern.


                             September 30,           September 30,
                        ----------------------  -----------------------
                        ----------------------  -----------------------
                           1999       1998         1999        1998
                        ----------------------  ----------- -----------
                        ----------------------  ----------- -----------

Loss ratio                   66.0%      62.7%        70.2%       67.4%
Expense ratio                27.3%      27.1%        25.8%       28.1%
                        ----------------------  ----------- -----------
                        ----------------------  ----------- -----------

Combined ratio               93.3%      89.8%        96.0%       95.5%
                        ======================  =========== ===========
                        ======================  =========== ===========




     The loss ratio for the nine months ended September 30, 1999 increased to 70.2% from 67.4% for the comparable period in 1998. The increase in the loss ratio is attributable to somewhat higher on existing accounts.

      The increase in the loss ratio for the nine months ended September 30, 1999 was somewhat offset by a decrease in the expense ratio. The majority of American Southern's business is structured such that the agent is rewarded or penalized based upon the loss ratio of the business they submit to the company. By structuring its business in this manner American Southern provides its agents with an economic incentive to place profitable business with the company. As a result of this arrangement, in periods where losses and the loss ratio increase, the commission and underwriting expenses and the resulting expense ratio decrease. For the third quarter the expense ratio increased over the prior year as a result of higher commission expenses for business written in the third quarter.

Association Casualty

      The results of both Association Casualty Insurance Company ("ACIC") and Association Risk Management General Agency, Inc. ("ARMGA") are included for the first time in the third quarter of 1999, and as a result comparable numbers are not presented. ACIC underwrites workers' compensation insurance in the state of Texas, and ARMGA provides general property and casualty agency services in Texas. The primary line of business for Association Casualty is workers' compensation although the Company intends to diversify the lines of business it writes.

The following is a summary of Association Casualty's premiums:


                            Three months ended
                            September 30,
                                 1999
                            ---------------
                            ---------------

Gross written premiums             $ 4,670
Ceded premiums                        (401)
                            ---------------
                            ---------------

Net written premiums               $ 4,269
                            ===============
                            ===============

Net earned premiums                $ 4,077
                            ===============


      The premium production at Association Casualty was consistent with the Company's expectations. The insurance market in the State of Texas has become quite competitive, with many carriers entering the market and offering their products at prices that the company finds unacceptable. In keeping with the philosophy of the entire Atlantic American group of companies, rather than write business at levels that are expected to be unprofitable, Association Casualty chooses to not write such business. While such a decision might,at times, result in slow or even negative growth in premium volume, in the long run management believes that such practices are in the best interest of the Company and its policyholders and shareholders.

Gross written premiums for the quarter of $4.7 million were comprised primarily of workers compensation business.

The following are the loss and expense ratio for Association Casualty:


                            Three months ended
                            September 30,
                                 1999
                            ---------------
                            ---------------

Loss ratio                           67.6%
Expense ratio                        38.4%
                            ---------------
                            ---------------

Combined ratio                      106.0%
                            ===============


     During the current year, the loss ratio at Association Casualty has been adversely impacted by a liberal interpretation of the workers' compensation laws in the State of Texas. This factor coupled with increasing medical costs has raised the loss ratio to higher than historical levels. In reaction to both events, Association Casualty has tightened the company's underwriting standards.

      The expense ratio for the quarter has been impacted by Association Casualty's efforts to become a multi-line insurance company. In addition to the expenses associated with preparing for the expansion of its business, Association Casualty has hired additional personnel in the underwriting and marketing departments.

Georgia Casualty

The following is a summary of Georgia Casualty's premiums:





                         Three months ended       Nine months ended
                           September 30,           September 30,
                        ---------------------   -----------------------
                        ---------------------   -----------------------
                          1999       1998          1999        1998
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Gross written premiums    $ 6,513    $ 6,168       $19,579     $18,737
Ceded premiums             (1,534)      (792)       (4,404)     (2,404)
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Net written premiums      $ 4,979    $ 5,376       $15,175     $16,333
                        ========== ==========   =========== ===========
                        ========== ==========   =========== ===========

Net earned premiums       $ 5,014    $ 5,653       $14,353     $16,514
                        ========== ==========   =========== ===========


      While gross written premiums for Georgia Casualty are up 4.5% for the nine months ended September 30 and 5.6% for the third quarter, the company has increased the amount of premium that it is ceding to its reinsurers resulting in a decline in net written premium of 7.1% for the year and 7.4% for the quarter. The increase in ceded premium is the result of a stop loss reinsurance contract that the company entered into in the second quarter of 1999. The stop loss reinsurance agreement is responsible for all losses, in the aggregate, in the 1999 accident year that fall between 55% and 75% of net earned premiums. Along with the cost of this reinsurance program, premiums for the year have been reduced as the result of the company terminating two underwriting programs: one for the poultry industry and one for short-haul truckers. These programs accounted for $807,000 in earned premium in 1999 compared to approximately $1.3 million in earned premium 1998.

Following is a break out of earned premium by line of business:



                          Three months ended      Nine months ended
                             September 30,           September 30,
                        ---------------------   -----------------------
                        ---------------------   -----------------------
                          1999       1998          1999        1998
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Workers' compensation     $ 3,494    $ 3,814       $ 9,671     $10,806
Business automobile           686        902         2,182       2,874
Property                      508        537         1,576       1,578
General liability             326        400           924       1,256
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Total all lines           $ 5,014    $ 5,653       $14,353     $16,514
                        ========== ==========   =========== ===========


      The loss ratio at Georgia Casualty increased to 108.7% for the quarter and 89.0% for the year. As previously discussed, Georgia Casualty has been adversely impacted by the results of two, now discontinued, underwriting programs. These two programs account for $1.4 million in losses or 4 points of the loss ratio. In addition to this, the wood related industry portfolio which has performed very well for Georgia Casualty in the past has had an abnormal number of large losses. We are aggressively instituting rate increases on this market sector. In addition to these two programs, during the third quarter, Georgia Casualty increased its overall reserves by $900,000 on its remaining business.

      The expense ratio at Georgia Casualty has also increased over the prior year. The primary factor in this increase is the decline in premium, primarily due to the stop-loss treaty, for both the nine-month period and the quarter.
In addition, Georgia Casualty has over the past 6 months made significant additions to its underwriting and management team. Beginning in 2000 it is expected that marketing being initiated by the new management team will result in additional business to Georgia Casualty to offset the additional costs associated with their addition to the company. However, the focus of management during 1999 has been on the current operations of Georgia Casualty.

The following are the loss and expense ratio's for Georgia Casualty:


                         Three months ended       Nine months ended
                        September 30,           September 30,
                        ---------------------   -----------------------
                        ---------------------   -----------------------
                          1999       1998          1999        1998
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Loss ratio                 108.7%      75.9%         89.0%       72.2%
Expense ratio               41.7%      31.7%         41.1%       32.5%
                        ---------- ----------   ----------- -----------
                        ---------- ----------   ----------- -----------

Combined ratio             150.4%     107.6%        130.1%      104.7%
                        ========== ==========   =========== ===========


Bankers Fidelity
-----------------
The following is the break out of earned premium revenue for Bankers Fidelity:


--------------------------------------------------------------------------
                           Three months ended        Nine months ended
                              September 30,             September 30,
                            1999        1998         1999         1998
--------------------------------------------------------------------------

 Medicare supplement        $ 6,614     $ 4,832     $ 18,784     $ 14,080
 Other health                   787         890        2,439        2,734
 Life                         3,216       3,001        9,404        8,910

                         ===========    ========    ========     ========
 Total premiums            $ 10,617     $ 8,723     $ 30,627     $ 25,724
                         -=========== ===========  ==========  ===========

      Earned premium revenue at Bankers Fidelity is up 21.7% for the third quarter and 19.1% for the nine months ended September 30, 1999. The majority of this increase has been in the Medicare supplement business, which is up 36.9% for the quarter and 33.4% for the year to date period. This increase has come from a focused marketing campaign over the past two years as well as the opening up of a new region in the beginning of 1999. During 1999 Bankers Fidelity has also increased its focus on its life insurance products and as a result the company has generated an increase in this line of 7.2% for the quarter and 5.5% for the nine months ended September 30, 1999.

      Insurance benefits and losses at Bankers Fidelity increased 27.4% for the quarter and 28.3% for the year to date period. This increase in insurance benefits and losses is primarily attributable to the increase in premium volume. In addition the loss ratio has been impacted by the timing of the approval by various states of rate increases, principally on the company's Medicare supplement business. As a percentage of premium income this represents an increase from 62.8% to 65.7% for the quarter and from 63.6% to 68.5% for the year to date period.

      Commission expense for the quarter increased 16.7%, for the nine-month period commission expense is up 12.9%. The increase in commission expense is also attributable to the increase in premium volume; however, as a percent of premium commission expense is down from 16.8% for the nine month period in 1998 to 15.9% for the comparable period in 1999. For the quarter this ratio is down from 16.3% in 1998 to 15.6% in 1999. This decline is principally the result of a reduction in commission rates on several of the company's primary health products.

      General expenses at Bankers Fidelity are up only 1.0% for the quarter but 10.2% for the year. As a percentage of premium volume this represents a decline from 27.5% to 25.4% for the year and from 27.4% to 24.3% for the quarter. The decline in this ratio is attributable to an effort to streamline the operations of Bankers Fidelity. This is an ongoing effort that has to date yielded approximately $1.0 million dollars in annualized savings.


Investment Income and Realized Gains

      Investment income for the quarter increased 19.3% or $546,000, principally from the inclusion of Association Casualty which contributed $495,000 to investment income during the quarter. For the nine months ended September 30, 1999 investment income increased 7.5%. The Company has continued to move investments from short-term to longer term, higher yielding investments, particularly government agency and other highly rated bonds. Invested assets increased from $173.3 million at the end of 1998 to $207.4 million at September 30, 1999. Of this increase $25.9 million is attributable to the inclusion of Association Casualty; the remaining increase has come principally from the investment of short-term funds as discussed previously.

      Realized gains for the third quarter were $181,000 compared to $1.1 million in the third quarter of 1998. The management of the Company continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments. During the third quarter of 1999, given the increase in interest rates and the general decline in the stock market, the Company saw fewer opportunities for such divestitures.

Interest Expense

      Interest expense for the third quarter increased significantly over the third quarter of 1998. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. To date the Company has drawn down $26 million dollar on this facility. This, coupled with the $25 million variable rate demand bonds entered into during the second quarter, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt of the Company to $51.0 million, up from $26.0 million at the end of 1998. The interest rate on both the revolver and the bonds is variable and is tied to 30 day LIBOR.

Other Expenses and Taxes

      The increase in other operating expenses during the quarter, and for the nine month period, is attributable to the inclusion of Association Casualty in the third quarter results. In addition, in 1999 the Company has incurred a non-recurring expense associated with the hiring of a consulting group to assist the Company in streamlining its operations. The contract with the consultants runs into the fourth quarter of 1999 and will not recur in 2000.

The Company's tax provision for the quarter increased over the provision for the third quarter of 1998 due to an unusual adjustment in 1998 relating to American Independent Life Insurance Company.

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

   The Company's insurance subsidiaries reported a combined statutory income of $3.0 million for the first nine months of 1999 compared to statutory net income of $6.3 million for the first nine months of 1998. Total statutory net income for the quarter was $945 thousand compared to $2.4 million in 1998. The reasons for the decrease in statutory earnings in the first nine months of 1999 are the same as those discussed in "Results of Operations" above. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

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

   On June 24, 1999, the Company issued $25.0 million in Taxable Variable Rate Demand Bonds, Series 1999 ("the Bonds") to replace the Company's existing bank facility. The bonds will mature on July 1, 2009 and pay a variable interest rate that approximates 30-day LIBOR. The bonds are backed by a Letter of Credit issued by Wachovia Bank, N.A. The cost of the Letter of Credit and its associated fees are 180 basis points, making the effective cost of the bonds LIBOR plus 180 basis points (currently approximately 7.0%). In connection with issuing the Bonds, the Conmpany repaid and terminated its existing credit facility, which provided for a term loan with an interest rate of prime less 50 basis points and would have matured December 31, 2000.

   On July 1, 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. to finance a portion of its acquisition of Association Casualty. The revolver has a five year term and requires no principal payments until maturity. The interest rate on the revolver is 30-day LIBOR plus 200 basis points (currently approximately 5.43%). To date the Company has drawn down $26.0 million of the available facility.

   The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first six months of 1999 increased slightly over the first six months of 1998. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that the tax-sharing agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $39.0 million at June 30, 1999.

   At September 30, 1999, the Company had a net cumulative deferred tax asset of zero. The net cumulative deferred tax asset consisted of approximately $19.0 million of deferred tax assets, offset by approximately $11.9 million of deferred tax liabilities, and a $7.1 million valuation allowance. Due to the uncertain nature of their ultimate realization, based upon past performance and expiration dates, the Company has established a full valuation allowance against these carryforward benefits and recognizes the benefits only as reassessment demonstrates they are realizable. The Company's ability to generate taxable income from operations is dependent upon various factors, many of which are beyond management's control. Accordingly, there can be no assurance that the Company will generate future taxable income based on historical performance. Therefore, the realization of the deferred tax assets will be assessed periodically based on the Company's current and anticipated results of operations.

                              -14-
   Over 90.0% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At September 30, 1999, Georgia Casualty had $12.8 million of accumulated statutory earnings, American Southern had $20.6 million of accumulated statutory earnings, Association Casualty had $13.7 million of accumulated statutory earnings, and Bankers Fidelity had $25.4 million of accumulated statutory earnings.

   Net cash provided by operating activities was $1.2 million in the first nine months of 1999 compared to net cash used by operating activities of $1.3 million in the first nine months of 1998. Cash and short-term investments decreased from $32.4 million at December 31, 1998, to $23.0 million at September 30, 1999, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $209.9 million due in part to the shift from short-term investments as well as the acquisition of Association Casualty.

     The Company has in place a stock repurchase program, pursuant to which the Company acquires shares of the Company's outstanding common stock from time to time based upon prevailing market conditions. The acquired shares are held as treasury shares and are generally used to meet the Company's obligations to its various stock-based employee benefit programs. During the first nine months of 1999, approximately 146,000 shares were purchased by the Company pursuant to the stock repurchase program. The Company is currently authorized to acquire up to 620,000 additional shares of common stock.

   The Company believes that the dividends, fees, tax-sharing payments it receives from its subsidiaries and, if needed, borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

YEAR 2000

   Many existing computer systems and equipment with embedded computer chips currently in use were developed using two digits rather than four digits to specify the year. As a result, many systems will recognize a date code of "00" as the calendar year 1900 rather than 2000, which could cause systems to fail or cause erroneous results in date sensitive systems.

   The Company's operating systems, most of which depend on date sensitive data, are integral to its business. The Company developed a program to assess the state of readiness of the Company's internal systems, both computer systems and those with embedded micro-processors, and those of its vendors and customers, the remediation measures necessary for those systems to be Year 2000 compliant, the costs to undertake such measures and to develop appropriate contingency plans.

       The Company's program to assess and remediate its internal systems (which include both hardware and software) is virtually complete. The Company has identified four critical operating systems that require the highest level and priority of testing to ensure that performance is not adversely affected by the Year 2000 issue. At the end of 1998, the Company had completed all scheduled modifications to its systems to appropriately address the Year 2000 issue. Initial testing of these systems has been completed and the Company is currently running on these modified systems. Additional testing has continued through the first nine months of 1999. To date, the Company has been able to remediate its systems through upgrades, rather than system replacement. The failure of any of those systems as a result of the Year 2000 issue would inhibit the Company's ability to conduct its business and process claims, and would likely have a material adverse effect on the Company's results of operations. The Company is also continuing to test less critical information systems and systems with embedded microprocessors for compliance. The Company has developed contingency plans to enable the Company to fulfill the functions performed by those systems in the event of failure.

   While the Company believes it is taking every precaution to address the Year 2000 issue, some uncertainty remains. The Company cannot control the activities of its third party vendors, and the Company may have failed to identify and remediate all of its systems or may otherwise encounter unanticipated problems related to the Year 2000 issue.

   As a result, management cannot determine whether or not Year 2000 related problems that could arise would have a material impact on the Company's financial condition or results of operations.



                              -15-
   As part of this process, the Company is continuing its process of surveying its vendors and service providers and customers in order to identify areas in which Year 2000-related problems with external systems could cause disruptions, delays or failures that could impact the Company. As the results of these external surveys are assessed, the Company expects to develop appropriate contingency plans. While unlikely, it is possible that a major service provider, such as a utility company, may be unable to provide the Company with its needed service for a period of time. If such an event were to happen, the Company might not be able to provide services until the utilities are returned.


   During the first nine months of 1999, the Company spent less than $100,000 to modify existing systems and applications to address the Year 2000 issue. The Company estimates that less than $50,000 will be incurred in the remainder of 1999. The Company does not anticipate that the costs of bringing its systems into compliance would have a material adverse effect on the results of operations or financial condition of the Company.


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

                   PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

   (a)     The following  exhibits are filed  herewith
           Exhibit 11
           Exhibit 27 - Financial Data Schedule

   (b)(1) On July 16, 1999, the Company filed a report on Form 8-K, reporting under Item 5 the acquisition of Association Casualty Insurance Company and Association Risk Management General Agency.

   (b)(2) On September 14, 1999, the Company filed a report Form 8-K/A, amending Item 7 of the Form 8-K filed on July 16, 1999 to include the financial statements and other financial information relating to the Company's acquisition of Association Casualty Insurance Company and Association Risk Management General Agency.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                                             (Registrant)





Date:  November 15, 1999       By:  /S/
                             Vice President and Treasurer
                            (Principal Financial and
                              Accounting Officer)