Form 10-K
period 1999-12-31
ATLANTIC AMERICAN CORP
filed 2000-03-30
CIK 8177

===============================================================================


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

                  For the Fiscal Year Ended December 31, 1999
                                       or

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

Yes  X .  No    .

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. |X|

                          ------------------------

    The aggregate market value of common stock held by non-affiliates of the registrant as of March 10, 2000, was $17,696,631. On March 10, 2000 there were 21,010,974 shares of the registrant's common stock, par value $1.00 per share, outstanding.

                           ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

   1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 1999 - Parts I, II and IV.

   2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 2, 2000, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I                                                                  Page
    Item  1. Business.................................................    3

                   The Company........................................    3
                   Casualty Operations................................    3
                   Bankers Fidelity...................................    5
                   Marketing..........................................    5
                   Underwriting.......................................    6
                   Policyholder and Claims Services...................    8
                   Reserves...........................................    9
                   Reinsurance........................................   12
                   Competition........................................   12
                   Rating.............................................   13
                   Regulation.........................................   13
                   NAIC Ratios........................................   14
                   Risk-Based Capital.................................   14
                   Investments........................................   15
                   Employees..........................................   16
                 Financial Information by Industry Segment............   16
                 Executive Officers of the Registrant.................   16
                 Forward-Looking Statements...........................   17
    Item  2. Properties...............................................   17

    Item  3. Legal Proceedings........................................   17
    Item  4. Submission of Matters to a Vote of Security Holders......   17

PART II

    Item  5. Market for the Registrant's Common Equity and
                Related Shareholder Matters...........................   18
    Item  6. Selected Financial Data..................................   18
    Item  7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................   18
    Item  7A.Quantitative and Qualitative Disclosures About Market Risk  18
    Item  8. Financial Statements and Supplementary Data..............   18
    Item  9. Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure..............................   18

PART III

    Item 10. Directors and Executive Officers of the Registrant.......   19
    Item 11. Executive Compensation...................................   19
    Item 12. Security Ownership of Certain Beneficial Owners
               and Management.........................................   19

    Item 13. Certain Relationships and Related Transactions...........   19

PART IV

    Item 14. Exhibits, Financial Statement Schedules and Reports on
             Form 8-K ................................................   19
                                        2

                                     PART I

ITEM 1.  BUSINESS

The Company

    Atlantic American Corporation, a Georgia corporation (the "Parent" or "Company") incorporated in 1968, is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American's principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as "American Southern"), Association Casualty Insurance Company ("ACIC"), Georgia Casualty & Surety Company, ("Georgia Casualty") and Bankers Fidelity Life Insurance Company ("Bankers Fidelity").

    On July 1, 1999 the Company, for an aggregate price of $33.0 million, acquired 100% of the outstanding stock of Association Casualty Insurance Company ("ACIC") and its affiliated agency, Association Risk Management General Agency, Inc. ("ARMGA"), both of which are domiciled in Texas. The acquisition of both companies was accounted for using the purchase method of accounting. Together ACIC and ARMGA are referred to as Association Casualty. In addition, on April 1, 1999 the Company merged American Independent Life Insurance Company ("American Independent") into Bankers Fidelity completing the consolidation of these two companies whose operations had been assimilated following the acquisition of American Independent in 1997.

    The Company's strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance market place. The underwriting function of each of the Company's subsidiaries operates with relative autonomy which allows for quick reaction to market opportunities. In addition, the Company seeks to develop and expand cross-selling opportunities and other synergies among its subsidiaries as they arise.

    Casualty Operations

    The Company's casualty operations are composed of three distinct entities, American Southern, Association Casualty and Georgia Casualty. The primary products offered by the casualty group are described below, followed by an overview of each company.

    Workers'  Compensation  Insurance  policies  provide  indemnity  and medical
-------------------------------------
benefits to insured workers for injuries sustained in the course of their employment.

    Business  Automobile  Insurance policies  provide for bodily  injury and/or
------------------------------------
property damage liability coverage, uninsured motorists coverage, and physical damage coverage to commercial accounts.

    General Liability Insurance   policies cover bodily injury and property
----------------------------------
damage liability for both premises and completed operations exposures for general classes of business.

    Property  Insurance  policies  provide  for  payment  of  losses on real and
-------------------------
personal property caused by fire and other multiple perils.

    Personal Automobile Insurance polices provide for bodily injury and property
----------------------------------
damage liability coverage, uninsured motorists coverage, and physical damage coverage for individuals.

    American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets ("block accounts") that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 21 of the 24 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to members of the Carolina Motor Club, an AAA affiliate. While the majority of American Southern's premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage.

    The following table summarizes, for the periods indicated, the allocation of American Southern's net earned premiums for each of its principal product lines since its acquisition by the Company:

                                     Year Ended December 31,
                             -----------------------------------------
                                          (in thousands)
                             -----------------------------------------
                               1999       1998       1997       1996
                             ---------  ---------  ---------  ---------
      Automobile Liability    $24,573    $23,396    $30,909    $30,889
      Automobile  Physical
      Damage                    6,112      4,288      4,508      4,865
      General Liability         4,302      4,291      3,116      1,947
      Property                  3,118      2,970      3,206      3,461
      Surety                       61         57         60         88
                             ---------
                                        ---------  ---------  ---------
          Total               $38,166    $35,002    $41,799    $41,250
                             =========  =========  =========  =========


    Georgia Casualty. Georgia Casualty is a property-casualty insurance company which provides workers' compensation, commercial property, general liability and automobile insurance in the Southeastern United States.

    While Georgia Casualty has historically written business in industries that are perceived to be high risk, it has recently begun to focus on diversifying its book of business. Currently, Georgia Casualty is targeting retail, light manufacturing, service, and other lower hazard risks. Georgia Casualty is licensed to do business in thirteen Southeastern states; however, historically it has focused its efforts on Georgia, Mississippi, and Northern Florida. Along with the diversification of its book of business, Georgia Casualty is in the process of expanding geographically, with added focus on the states of North Carolina, South Carolina, and Tennessee.

    The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net earned premiums for each of its principal product lines:

                                         Year Ended December 31,
                             -------------------------------------------------
                                              (in thousands)
                             -------------------------------------------------
                              1999      1998       1997      1996      1995
                             --------  --------  --------- ---------  --------
Workers' Compensation        $13,157   $14,344   $ 12,841  $ 13,826  $14,954
Business Automobile            2,876     3,750      4,031     2,550    1,436
General Liability              1,251     1,619      1,387     1,152    1,025
Property                       2,119     2,100      1,657     1,269      887
                             --------  --------  --------- ---------  --------
   Total                     $19,403   $21,813   $ 19,916  $ 18,797  $18,302
                             ========  ========  ========= =========  ========

Association Casualty

   Association Casualty Insurance Company along with Association Risk Management General Agency, Inc. currently offers workers compensation coverage in Texas. Following the July acquisition by Atlantic American, Association Casualty began the process of expanding the products it offers. Beginning in the second quarter of 2000, Association Casualty will begin offering general liability, property, and other commercial coverages to complement its existing book of workers'compensation business.

   Since its acquisition by Atlantic American on July 1, 1999, Association Casualty has had net earned premiums of $8.5 million, of which 95.7% was workers' compensation business.

    Bankers Fidelity

    Bankers Fidelity, which constitutes the life and health operations of Atlantic American Corporation, offers a variety of life and supplemental health products with a focus on the senior and middle income markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health insurance products. Medicare supplement, offered on both a standard and preferred basis, accounted for 62.2% of Bankers Fidelity's net premiums in 1999. Life insurance, including both whole and term life insurance policies, accounted for 30.1% of Bankers Fidelity's premiums in 1999. Bankers Fidelity also offers several of its products, both life and supplemental health, through payroll deduction services.

    The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity's net premiums earned for each of its principal product lines followed by a brief description of the principal products:

                                         Year Ended December 31,
                             ------------------------------------------------
                                             (in thousands)
                             ------------------------------------------------
                              1999      1998      1997      1996      1995
                             -------  ---------  --------  --------  --------
                             -------  ---------  --------  --------  --------
Life Insurance               $12,499   $11,748   $10,453   $10,240   $ 8,297
                             -------  ---------  --------  --------  --------

Medicare Supplement          25,822     19,743    12,534    11,560    11,882
Cancer, accident and other
health                        3,206      2,986     3,980     4,178     4,892
                              -------  ---------  --------  --------  --------
   Total Accident and Health 29,028     22,729    16,514    15,738    16,774
                             -------  ---------  --------  --------  --------
    Total Life and Accident
   and Health               $41,527    $34,477   $26,967   $25,978   $25,071
                            =======  =========  ========  ========  ========

    Life  Products.  Bankers  Fidelity  offers  non-participating  individual
--------------------
term and whole life insurance policies with a number of available riders and options.

    Medicare  Supplement.  Bankers  Fidelity  currently  markets  7  of  the  10
--------------------------
standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

    Cancer,  Accident & Other Health Coverages. Bankers Fidelity offers several
-----------------------------------------------
policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including convalescent care, accident expense, hospital/surgical and disability.

Marketing

    Casualty Operations

    American Southern. American Southern's business is marketed through a small number of specialized, experienced independent agents. Most of American Southern's agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In addition, a significant portion (approximately 50.3% of total written premium in 1999) of American Southern's premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from these parties is adjusted based upon the profitability of the assumed business. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with the AAA Carolinas to market personal automobile insurance to the members of the automobile club. During 1999, the American Auto Club Agency produced $5.0 million of new premiums for American Southern.

    Association Casualty. Association Casualty is represented by a field force of approximately 130 independent agents for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Marketing efforts are handled by an experienced staff of insurance professionals.

    Georgia Casualty. Georgia Casualty is represented by a field force of approximately 105 independent agents for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds. Georgia Casualty has also begun marketing programs that include endorsements from trade organizations and business franchises.

    Bankers Fidelity

    Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days written notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing direct writing, experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract their sales forces at any time without incurring significant additional expense.

    Bankers Fidelity has implemented a selective agent qualification process and had 2,830 licensed agents in 1999. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 1999, a total of 1,513 agents wrote policies on behalf of Bankers Fidelity.

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

Underwriting

    Casualty Operations

    American Southern specializes in the handling of block accounts such as states and municipalities that generally are sufficiently large to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty and Association Casualty underwrite the majority of their accounts in-house.

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

    American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted $22.1 million of American Southern's gross premiums written in 1999. For 1999, premiums assumed of $24.9 million, in 1999 include a single state contract of $15.1 million. Management believes that its relationship with all of its state agency customers is good; however, the loss of any one agency as a customer could potentially have a material adverse effect on the business or financial condition of the company.

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

   Casualty Operations

   American Southern, Association Casualty, and Georgia Casualty control their claims costs by utilizing an in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, records the claim. The companies frequently utilize independent adjusters and appraisers to service claims which require on-site inspections.

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

Reserves

    The following table sets forth information concerning the Company's losses and claims and loss adjustment expenses ("LAE") reserves for the periods indicated:

                                                  1999        1998
                                            --------------------------
         Balance at January 1                     $86,768     $86,721
                                                 --------      ------
          Less: Reinsurance recoverables          (22,625)    (24,006)
                                                ----------    --------
             Net balance at January 1              64,143      62,715
                Incurred related to:
           Current year                            73,056      63,030
            Prior years                             3,246      (2,606)
                                                ---------     --------
                 Total incurred                    76,302      60,424
         Paid related to:
             Current year                          44,623      35,566
             Prior years                           27,959      23,430
                                                  -------      -------
                 Total paid                        72,582      58,996

         Reserves acquired due to acquisition      19,934           -
                                                  -------      -------
         Net balance at December 31                87,797      64,143
         Plus:  Reinsurance recoverables           38,759      22,625
                                                  -------     ---------
         Balance at December 31                  $126,556     $86,768
                                                =========      ===========

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

    The table on the following page sets forth the development of balance sheet reserves for unpaid losses and LAE for the Casualty Operations' insurance lines for 1989 through 1999, including periods prior to the Company's ownership of American Southern and Association Casualty. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy or deficiency" for each year represents the aggregate change in such year's estimates through the end of 1999. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.



                                                     Year Ended December 31,
                       ------------------------------------------------------------------------------------
                                                         (in thousands)
                       -------------------------------------------------------------------------------------------
                           1999     1998    1997    1996   1995    1994    1993   1992    1991    1990     1989
                       --------------------------------------------------------------------------------------------
Statutory  reserve for   $82,867 $78,320$ 78,444$ 74,115 $70,470 $65,970 $64,211  $59,720 $59,354 $59,720 $57,056(1)
losses and LAE

Cumulative paid as of:
        One year later            26,454  24,247  25,445  29,538  18,133  24,247   22,478  24,964  26,624   24,523
       Two years later                    35,534  34,409  39,084  34,485  30,754   34,055  36,123  40,339   38,694
     Three years later                            39,579  43,597  39,091  42,480   36,757  42,980  46,301   47,086
      Four years later                                    46,334  40,885  45,530   46,676  44,153  50,767   50,275
      Five years later                                            42,551  46,805   49,082  53,079  50,607   53,115
       Six years later                                                    48,012   50,206  55,146  58,347   51,890
     Seven years later                                                             51,244  56,069  60,032   59,598
     Eight years later                                                                     57,014  60,552   60,890
      Nine years later                                                                             61,390   61,398
       Ten years later                                                                                      62,200

Ultimate   losses  and
 LAE reestimated as of:

       End of Year        82,867  78,320  78,444  74,115  70,470  65,970  64,211   59,720  59,354  61,279   57,056 (1)
     One year later               74,985  68,338  67,772  70,778  56,945  61,054   58,371  61,705  61,335   61,256
     Two years later                      65,374  60,257  65,716  59,266  54,329   56,072  60,324  63,649   62,241
    Three years later                             58,693  61,121  57,047  60,145   50,916  59,397  63,258   63,466
    Four years later                                      61,085  53,995  60,381   60,701  55,503  63,279   63,062
    Five years later                                              54,732  58,217   61,685  65,761  60,233   63,757
    Six years later                                                       59,280   60,606  66,822  70,041   60,992
    Seven years later                                                              61,796  65,696  70,592   70,576
    Eight years later                                                                      66,604  69,304   71,258
     Nine years later                                                                              70,594   69,876
      Ten years later                                                                                       71,514

            Cumulative
redundancy(deficiency)        $    3,335$ 13,070$ 15,422 $ 9,385 $11,238 $ 4,931 $ (2,076)$(7,250)$(9,315)$(14,458)
                                    4.3%    16.7%   20.8%   13.3%   17.0%   7.7%    -3.5%   -12.2%  -15.2%  -25.3%

(1) Restated due to adjustment of $4.7 million for elimination of structured annuities changed to reinsurance in 1990.


    Bankers Fidelity

    Bankers Fidelity establishes future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1999).

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

    Association Casualty. Association Casualty retains not more than the first $300,000 in losses on its workers' compensation policies, losses in excess of this limit are reinsured.

    Georgia Casualty. Georgia Casualty's basic treaties cover all claims in excess of $200,000 per person, per occurrence on casualty losses, and per risk on property losses, up to $10.0 million per casualty claim and $3.0 million per property claim. An excess catastrophe treaty provides coverage up to statutory limits for any one occurrence on workers' compensation. The property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $250,000 up to a maximum of $3.0 million. Facultative arrangements are in place for property accounts with limits in excess of $3.0 million per risk. During 1999, Georgia Casualty entered into a stop loss reinsurance program for all losses in the 1999 accident year that, in the aggregate, fall between 55% and 75% of the net earned premiums, before the impact of the premium ceded under the treaty.

    Bankers Fidelity

    Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 1999, Bankers Fidelity's reinsured annualized premiums totaled $26.8 million of the $281.6 million of life insurance then in force, generally under yearly renewable term agreements. Certain reinsurance agreements that are no longer active for new business remain in force.

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

    Association Casualty. As a monoline writer of workers' compensation insurance, Association Casualty's biggest competition comes from carriers that can provide insureds with all of their commercial insurance needs. In addition, the State of Texas, operates a state workers' compensation pool that competes directly with the carriers in the state. Association Casualty counters these competitive issues by offering high quality service. Additionally, Association Casualty anticipates beginning to write additional commercial coverages in the second quarter of 2000 in an effort to make itself more competitive.

    Georgia Casualty. Georgia Casualty's insurance business is highly competitive.The competition can be placed in four categories: (1) companies with higher A.M. Best ratings, (2) alternative workers' compensation markets, (3) self-insured funds, and (4) insurance companies that actively solicit monoline workers' compensation accounts. Georgia Casualty's efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and
(3) service industries. Management believes that Georgia Casualty's keys to being competitive in these areas are maintaining strong underwriting standards, risk management programs, writing workers' compensation coverages as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

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

Rating

     The following ratings are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important in the insurance industry, and improved ratings should have a favorable impact on the ability of the companies to compete in the marketplace.

    In 1999, for the first time, Atlantic American Corporation and its subsidiaries underwent a rating and review process by Standard & Poor's. As a result of the review, each of the Company's insurance subsidiaries was assigned a single "A-" counterparty credit and financial strength rating. This rating was affirmed in 2000 and now includes Association Casualty.

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

    American Southern. American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated "A-" (Excellent) by A.M.Best.

    Association Casualty. Association Casualty maintains a rating of "A-" (Excellent) by A.M. Best.

    Georgia Casualty. Georgia Casualty maintains a Best's rating of "B++" (Very Good).

 Bankers Fidelity.  Bankers Fidelity maintains a Best's rating of "B++" (Very
Good).

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

    A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 1999, $ 16.2 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of Bankers Fidelity and the Casualty Operations.

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

    For the year ended December 31, 1999, American Southern, Association Casualty, and Bankers Fidelity were within the NAIC "usual" range for all 13 financial ratios. Georgia Casualty was outside the "usual" range on one ratio, the two-year overall operating ratio, primarily due to adverse development on prior year losses.

Risk-Based Capital

    RBC is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. "Authorized Control Level Risk-Based Capital" ("ACL") is calculated; if a company's adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 1999, all of the Company's insurance subsidiaries substantially exceeded the RBC regulatory levels.

Investments

    Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company's investments as of the dates indicated.

                                                 December 31,
                                   1999             1998                 1997
                               AmountPercent    AmountPercent        AmountPercent
                               -------------    ------------         -------------
       (Dollars in thousands)
Fixed maturities:

Bonds:
   U.S. Government agencies
      and authorities           $  106,816  48.3%  $  86,535  43.9%   $ 76,701   38.6%
   States, municipalities and
      political subdivisions         4,078   1.8       1,490   0.8       2,738    1.4
   Public utilities                  2,009   0.9       1,874   0.9       1,893    1.0
   Convertibles and bonds with
      warrants attached                  -   NIL           -   NIL           -    NIL
  All other corporate bonds         21,015   9.5       9,442   4.8      10,457    5.3
   Certificates of deposit           3,082   1.4       2,286   1.2         395    0.2
                                  -------- -----      ------  ----      ------   ----
     Total fixed maturities(1)     137,000  61.9     101,627  51.6      92,184   46.5
Common and preferred stocks (2)     48,684  22.0      61,007  30.9      46,876   23.6
Mortgage, policy and
 student loans (3)                   7,394   3.3       8,119  4.19       9,536    4.8
Other invested assets (4)            5,717   2.6       4,822   2.4       3,941    2.0
Real estate                             46   NIL          46   NIL          46    NIL
Short-term investments (5)          22,471  10.2      21,782  11.0      46,167   23.1
                                    ------ -----     ------- -----    -------- ------
     Total investments       $     221,312 100.0%  $ 197,403 100.0%   $198,750  100.0%
                                ========== =====    ======== =====    ========  ======

   (1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $143.2 million as of December 31, 1999, $100.6 million as of December 31, 1998, and $91.1 million as of December 31, 1997.

   (2) Equity securities are valued at market. Total cost of equity securities was $31.2 million as of December 31, 1999, $33.1 million as of December 31, 1998, and $18.4 million as of December 31, 1997.

   (3) Mortgage loans and policy and student loans are valued at historical cost.
   (4) Investments in other invested assets which are traded are valued at estimated market value; all others are carried at historical cost. Total cost of other invested assets was $4.9 million as of December 31, 1999 and $5.0 million as of December 31, 1998.

   (5) Short-term investments are valued at cost, which approximates market value.

Results of the investment portfolio for periods shown were as follows:

                                                      Year Ended December 31,
                                                    1999       1998      1997
                                                        (Dollars in thousands)

    Average investments(1)                       $205,387  $ 199,132   $187,408
    Net investment income                       $  12,587  $  11,167  $  10,916

    Average yield on investments                    6.13%      5.6%        5.8%
    Realized investment gains, net             $    2,831 $    2,909 $    1,076


    (1)Calculated as the average of the balances at the beginning of the year and at the end of each of the four segment quarters.

    Management's investment strategy is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

Employees

    The Company and its subsidiaries at December 31, 1999 employed 234 people.

Financial Information By Industry Segment

    Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 1999, is set forth on page 23 of the 1999 Annual Report to Shareholders, and such information by industry segment is incorporated herein by reference.

Executive Officers of the Registrant

    The table below and the  information following the table set forth, for each
executive  officer  of  the  Company  as  of  December  31,  1999,   his name,
age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company
(based  upon information supplied by each of them).

Director or

      Name             Age       Position with the Company
Officer Since

J. Mack Robinson        76       Chairman of the Board            1974
Hilton H. Howell, Jr.   38       Director, President & CEO        1992
Edward L. Rand, Jr.     33       Vice President & CFO             1998

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

    Mr. Rand has served as Vice President and Chief Financial Officer of the Company since March 2000, and prior thereto he served as Vice President and Treasurer  from  May  1998 to  March  2000.  He  also  serves  in the
following capacities  at  subsidiaries  of  the  Company,   Treasurer  of
Self  Insurance Administrators,  Inc.,  Director of Georgia  Casualty,
Director of  Association Casualty,  and a Director of Bankers Fidelity
Life Insurance Company. Prior to joining the Company in August 1997, he was Vice President and Controller of United Capitol Insurance Company.

Forward-Looking Statements

    Certain of the statements and subject matters contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments, and should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's belief, as well as assumptions made by and information currently available to management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements, and the discussion of such subject areas, involve, and therefore are qualified by, the inherent risks and uncertainties surrounding future expectations generally, and may materially differ from the Company's actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations. The Company's operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, locality and seasonality in the industries to which the Company offers its products, the impact of competitive products and pricing, unanticipated increases in the rate and number of claims outstanding, volatility in the capital markets that may have an impact on the Company's investment portfolio, issue, the uncertainty of general economic conditions, and other risks and uncertainties identified from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. Many of such factors are beyond the Company's ability to control or predict. As a result, the Company's actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained
herein.   The  Company  does  not  intend  to  publicly  update  any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

ITEM 2.  PROPERTIES

    Owned Properties. The Company owns two parcels of unimproved property consisting of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 1999, the aggregate book value of such properties was approximately $46,000.

    Leased Properties. The Company (with the exception of American Southern, Association Casualty, and SIA, Inc.) leases space for its principal offices in an office building located in Atlanta, Georgia, from Delta Life Insurance Company, under leases which expire at various times from May 31, 2002 to July
31, 2005. Under the current terms of the leases, the Company occupies approximately 65,489 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and largest shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

    American Southern leases space for its offices in a building located in Atlanta, Georgia. The lease term expires January 31, 2000. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.Effective February 1, 2000, the company entered into an extension of its lease for a ten year period.

    Association Casualty leases space for its principal offices in a building located in Austin, Texas. The lease term expires December 31, 2000. Under the terms of the lease, Association Casualty occupies 15,777 square feet and the remaining 3,136 square feet is subleased.

    SIA, Inc. leases space for its principal offices in a building located in Stone Mountain, Georgia. The lease term expires December 31, 2003. Under the terms of the lease, SIA, Inc. occupies 1,787 square feet.

ITEM 3.  LEGAL PROCEEDINGS

Litigation

    From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS

    The Company's common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 10, 2000, there were 5,040 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported on the Nasdaq National Market.

           Year Ending December 31,        High         Low

           1999

             1st quarter                    $4 5/8      $315/16
             2nd quarter                     4 11/16     3 7/8
             3rd quarter                     4 1/8       2 3/8
             4th quarter                     2 15/16     2 1/4

           1998

             1st quarter                    $ 5 1/2     $4 5/8
             2nd quarter                     5 1/16      3 7/8
             3rd quarter                     5 1/4       4
             4th quarter                     4 15/16     3 5/8

    The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, cumulative dividend payments to the Parent by its insurance subsidiaries are limited to the accumulated statutory earnings of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's principal insurance subsidiaries had the following accumulated statutory earnings and/or (deficits) as of December 31, 1999: Georgia Casualty - $16.7 million, American Southern - $29.4 million, Association Casualty - $16.0 million, Bankers Fidelity Life - $26.5 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data of Atlantic American Corporation and subsidiaries for the five year period December 31, 1999 is set forth on page 1 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 25 to 31 of the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information set forth under the caption "Interest Rate and Market Risk" in the information incorporated by reference in Item 7 above, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and related notes are set forth on pages 10 to 25 of the 1999 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                      18

                                    PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled "Election of Directors", "Security Ownership of Management", "Section 16(a) Beneficial Ownership Compliance", "Executive Compensation", and "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be delivered in connection with the Company's Annual Meeting of Shareholders to be held May 2, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                                Page
                                                                Reference
                                                                ---------

Consolidated  Balance  Sheets as of December  31, 1999
  and December 31, 1998                                                 10*
Consolidated  Statements  of Operations  for the Three
  Years ended  December 31, 1999                                        11*
Consolidated  Statements of  Shareholders'  Equity
  for the Three Years ended December 31, 1999                           12*
Consolidated  Statements of Cash Flows for the Three Years
  ended  December 31, 1999                                              13*
Notes to  Consolidated  Financial  Statements                        14-25*
Report of Independent Public Accountants                                32*

    * The page references so designated refer to page numbers in the 1999 Annual Report to Shareholders of Atlantic American Corporation, which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 1999 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.

                          FINANCIAL STATEMENT SCHEDULES

            Report of Independent Public Accountants

       II - Condensed financial information of Registrant for the three years ended December 31, 1999

      III - Supplementary  Insurance  Information  for the three  years ended
            December 31, 1999
       IV - Reinsurance  for the three years ended December 31,  1999

       VI -  Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 1999

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

10.08     - Loan and  Security  Agreement  dated  August  26,  1991,  between registrant's three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the year ended December 31, 1992].

10.09     - First  amendment to the amended and reissued  mortgage note dated
            January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant's Form 10-K for the year ended December 31, 1992].

10.10     - Intercreditor  Agreement  dated  August 26, 1991,  between  Leath
            Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit
            10.39 to the registrant's Form 10-K for the year ended December 31, 1992].

10.11     - Management  Agreement  between  Registrant and Atlantic  American
            Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit
            10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.12     - Tax  allocation   agreement  dated  January  28,  1994,   between
            registrant and registrant's subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.13     - Acquistion Agreement by and among Atlantic American Corporation,
            Association Casualty Insurance Company, Association Risk General Management Agency, Inc. and Harold K. Fischer, dated as of April 21, 1999 [incorporated by reference to Exhibit 2.1 to the registrant's Form 8-K dated July 16, 1999].

10.14     - Indenture of trust, dated as of June 24, 1999, by and between
            Atlantic American Corporation and The Bank of New York, as trustee [incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated July 16, 1999].

10.15     - Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated July 16, 1999].

10.16     - Revolving Credit Facility, dated as of July 1, 1999, between
            Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant's Form 8-K dated July 16, 1999].

13.1      - Those portions of the  registrant's  Annual Report to Shareholders for year ended December 31, 1997, that are specifically incorporated by reference herein.

21.1      - Subsidiaries of the registrant.

23.1      - Consent of Arthur Andersen LLP, Independent Public Accountants.

27       - Financial Data Schedule

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

                    (Registrant) ATLANTIC AMERICAN CORPORATION

                                        /s/
                        By:---------------------------------------
                            Edward L. Rand, Jr.
                            Vice President and Chief Financial Officer

                              Date: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                           Title                        Date

        /s/
-------------------
   J. MACK ROBINSON          Chairman of the Board               March 24, 2000


        /s/
 ---------------------
  HILTON H. HOWELL, JR.    President, Chief Executive Officer    March 24, 2000
                           and  Director   (Principal
                           Executive   Officer)
        /s/
--------------------
   EDWARD L. RAND, JR.    Vice   President   and
                          Chief Financial Officer                March 24, 2000
        /s/
--------------------
   EDWARD E. ELSON                  Director                     March 24, 2000

        /s/
--------------------
   SAMUEL E. HUDGINS                Director                     March 24, 2000

        /s/
--------------------
   D. RAYMOND RIDDLE                Director                     March 24, 2000

        /s/
--------------------
   HARRIETT J. ROBINSON             Director                     March 24, 2000
        /s/
--------------------
   SCOTT G. THOMPSON                Director                     March 24, 2000
        /s/
--------------------
   MARK C. WEST                     Director                     March 24, 2000

        /s/
---------------------
 WILLIAM H. WHALEY, M.D.            Director                     March 24, 2000

        /s/
-------------------
   DOM H. WYANT                     Director                     March 24, 2000

        /s/
---------------------
   HAROLD K. FISCHER                Director                     March 24, 2000

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To Atlantic American Corporation:


         We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Atlantic American Corporation's 1999 Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 24, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                        /s/
                              --------------------
                                ARTHUR ANDERSEN LLP

     Atlanta, Georgia
     March 24, 2000

                                                                    Schedule II
                                                                     Page 1 of 3


                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION

                              (Parent Company Only)

                                 BALANCE SHEETS

                                  (in thousands)


                                     ASSETS

                                                   December 31,
                                                 -----------------
                                                  1999      1998
                                                 --------  -------
              Current assets:
               Cash and short-term              $  1,030   $   130
              investments
              Investment in insurance
              subsidiaries                        130,926  110,587
              Deferred income taxes, net           2,778         -
              Other assets                         1,543     1,884
                                                 --------  -------

                                                $136,277  $112,601
                                                 ========  =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

              Current liabilities:
                  Current  portion of  long-term
                      debt                      $      -   $2,400
                  Other payables                   6,325    4,320
                                                 --------  -------

                     Total current liabilities     6,325    6,720

              Income taxes payable to
              subsidiaries                             3       64

              Long-term debt                      51,000   23,600
              Shareholders' equity                78,948   82,217
                                                 --------  -------

                                                 $136,277 $112,601
                                                 ========  =======





   The  notes to consolidated financial statements are an integral part of these condensed statements.

                                                                     Schedule II
                                                                     Page 2 of 3

                   CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION

                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS

                                  (in thousands)



                                               Year Ended December 31,
                                             ----------------------------
                                               1999      1998      1997
                                             --------- ---------  -------

         REVENUE

            Fees, rentals and interest
         income from subsidiaries              $4,980    $4,230   $3,841
            Distributed earnings from
         subsidiaries                           5,706     7,054   11,209
            Other                                 651     1,155       20
                                             --------- ---------  -------
               Total revenue                   11,337    12,439   15,070

         GENERAL AND ADMINISTRATIVE EXPENSES    8,441     6,407    5,305

         INTEREST EXPENSE                       2,819     2,146    2,902
                                             --------- ---------  -------
                                                   77     3,886    6,863
         INCOME TAX BENEFIT (1)                 8,963     1,703    1,862
                                             --------- ---------  -------
                                                9,040     5,589    8,725
         EQUITY IN UNDISTRIBUTED EARNINGS OF
            CONSOLIDATED SUBSIDIARIES, NET      1,870     2,969     (692)
                                             --------- ---------  -------

            Net income                        $10,910    $8,558   $8,033
                                             ========= =========  =======

[FN]

   (1)Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company's income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

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

                                                                     Schedule II
                                                                     Page 3 of 3

                CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS

                                                       (in thousands)
                                                  Year Ended December 31,
                                                ----------------------------
                                                 1999        1998      1997
                                              ---------      ---------   -------
   CASH    FLOWS    FROM     OPERATING
      ACTIVITIES:
          Net income                       $    10,910   $   8,558   $   8,033
            Adjustments   to  reconcile  net
              income  to   net   cash
              provided   by operating
              activities:
              Realized investment gains           (239)     (1,151)          -
              Depreciation and amortization        599         670         591
              Equity    in    undistributed
              earnings of consolidated
                    subsidiaries                (1,870)     (2,969)        692
              Change in inter-company taxes        (60)        201        (715)
              Deferred    income
                   tax benefit                  (6,997)          -           -
               Increase (decrease) in
               other liabilities                   798         (11)       (157)
               Other, net                          186         186        (245)
                                             ---------   ---------      -------
                  Net   cash   provided   by
                     operating activities        3,327       5,484       8,199
                                              --------- ------------  -----------

         CASH    FLOWS    FROM     INVESTING
         ACTIVITIES:
            Acquisition    of    Association
             Casualty                          (24,475)         -        -
             Capital contribution to
              Georgia Casualty                  (2,000)         -        -
            Additions    to   property and
            equipment                             (446)      (305)    (536)
                                              --------- ---------  ---------
           Net  cash used in
                     investing activities      (26,921)      (305)    (536)
                                               --------- ---------  -------

         CASH    FLOWS    FROM     FINANCING
         ACTIVITIES:
            Proceeds  from  issuance of bank
              financing                         51,000         -     5,617
            Preferred   stock  dividends  to
               affiliated shareholders               -      (315)     (315)
            Purchase of treasury shares           (779)   (1,447)     (558)
            Repayments   of   short-term
                      debt                      (2,400)        -         -

            Retirements   and   payments  of
            long-term debt and notes
             payable to affiliates             (23,600)   (2,600)  (12,628)
            Redemption of preferred stock            -    (1,000)        -
            Proceeds  from exercise of stock
                options                            273        90        62
                                              --------- ---------  -------
             Net   cash   provided   by
         (used in) financing activities         24,494    (5,272)   (7,822)
                                             --------- ---------  ----------

         Net increase (decrease) in cash           900      (93)    (159)
         Cash at beginning of year                 130      223      382
                                              --------- ---------  -------
         Cash at end of year                   $ 1,030  $   130   $  223
                                             ========= =========  =======

         Supplemental disclosure:
            Cash paid for interest           $   2,510   $2,143    $2,958
                                             ========= =========  =======
            Cash paid for income taxes       $     131  $   330    $   85
                                             ========= =========  =======
            Issuance  of  stock  to  acquire
               SIA, Inc.                      $     -    $   66   $ 1,212
                                             ========= =========  =======
        Issuance    of    stock   to
              acquire Association Casualty    $ 8,483   $   -      $  -
                                             ========= ========= =======




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



                                                                   Schedule III
                                                                    Page 1 of 2

               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                               (in thousands)



                                                         Future Policy
                                                        Benefits, Losses,                       Other Policy
                                      Deferred          Claims and Loss         Unearned        Claims and
        Segment                    Acquisition Costs        Reserves            Premiums      Benefits Payable
        -------                     ----------------      -------------         --------      -----------------
   December 31, 1999:
      Bankers Fidelity....          $15,644          $    46,427                 $ 3,046            $  2,120
      American Southern...            1,401               48,751                  12,235               1,795
      Association Casualty...         1,478               30,000                   9,241                 288
      Georgia Casualty....            1,875               41,471                   9,771                 -0-
                                    ---------            --------               --------             -------
                                    $20,398           $  166,649(1)           $   34,293             $ 4.203
                                    ========           ===========              ========             =======

   December 31, 1998:
      Bankers Fidelity....          $13,972          $    44,510           $       3,156            $  2,065
      American Southern...            1,378               46,952                  11,830               1,629
      Georgia Casualty....            1,531               34,218                   8,267                  32
                                    -------             --------                ---------             -------
                                    $16,881           $  125,680(2)         $     23,253             $ 3,726
                                    ========            ==========              =========             ======

   December 31, 1997:
      Bankers Fidelity....          $13,412          $    44,070           $       2,631            $  2,001
      American Southern...            1,748               47,783                  12,964               1,962
      Georgia Casualty....            1,323               34,056                   8,817                  34
                                    -------             --------                --------                -----
                                    $16,483           $  125,909(3)        $      24,412             $ 3,997
                                  =========           ============         =============               =====
   -------------------------

   (1)Includes future policy benefits of $40,093 and losses and claims of $126,556.
   (2)Includes future policy benefits of $38,912 and losses and claims of $86,768.
   (3)Includes future policy benefits of $39,188 and losses and claims of $86,721.


                                                    Schedule III
                                                     Page 2 of 2

               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION

                               (in thousands)

                                                                     Future Policy
                                                                        Benefits,       Amortization
                                                          Net         Claims, Losses      of Deferred      Other      Casualty
                                           Premium      Investment   and Settlement      Acquisition    Operating   Premiums
       Segment                             Revenue      Income          Expenses           Costs       Expenses     Written
       -------                             ---------   -------------- ---------------   ---------    ----------   ----------
   December 31, 1999:
      Bankers Fidelity....                  $41,527        $ 4,676     $  28,313         $  1,766      $13,450$          -
      American Southern...                   38,166          4,614        26,934            5,068        4,588      38,530
      Association Casualty.....               8,498          1,198         5,781            1,431        2,484       8,524
      Georgia Casualty....                   19,403          2,095        16,535            3,682        4,268      20,870
      Other...............                        -              4             -                -        6,252           -
                                            -------         -------     --------           ------       ------      ------
                                     $      107,594        $12,587     $  77,563          $11,947      $31,042   $  67,924
                                        ===========        =======      ========        =========       =======    =======
   December 31, 1998:
      Bankers Fidelity....                  $34,477      $   4,540      $ 21,494         $  2,110      $12,895    $      -
      American Southern...                   35,002          4,571        23,135            4,748        5,183      33,869
      Georgia Casualty....                   21,813          2,048        16,216            3,737        3,522      21,265
      Other...............                        -              8             -                -        4,323           -
                                        -----------        -----------  -----------     -----------  -----------  -----------
                                         $   91,292        $11,167      $ 60,845          $10,595      $25,923   $  55,134
                                        ===========        ===========   ===========     ===========  ===========  ===========

   December 31, 1997:
      Bankers Fidelity....                  $26,967      $   4,098      $ 15,576         $  1,944      $10,044 $         -
      American Southern...                   41,799          4,735        30,182            4,932        4,997      38,282
      Georgia Casualty....                   19,916          2,064        15,260            2,828        2,988      22,279
      Other...............                        -             19             -                -        4,293           -
                                        ------------     ----------     ----------     ----------     ----------  ----------
                                            $88,682        $10,916      $ 61,018        $   9,704      $22,322  $   60,561
                                        ============    ============   ============   ============    ============  ============


                                                                    Schedule IV


               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                   REINSURANCE

                               (in thousands)



                                       Cede To     Assumed               Percentage of
                             Direct      Other      From Other     Net      Amount Assumed
                             Amount     Companies    Companies    Amounts      To Net
Year ended December 31, 1999:

Life insurance in
force                     $ 281,565  $ (26,790) $         -      $254,775
                           ========  =========  ===========    ==========
Premiums  --
Bankers Fidelity         $   41,407     $ (934)    $  1,054     $  41,527         2.5%
American Southern            17,158     (5,384)      26,392        38,166        69.2%
Association Casualty          9,273       (775)           -         8,498           -
Georgia Casualty             23,831     (5,966)       1,538        19,403         7.9%
                          ---------      ------      -------     ---------       -----
Total premiums           $   91,699  $ (13,059)    $ 28,984  $    107,594        26.9%
                        ===========  ===========  ===========  ===========     ========
Year ended December 31, 1998:

Life insurance in
force                   $   275,557  $ (16,941)   $       -    $  258,616

Premiums  --
Bankers Fidelity         $   34,929  $  (2,236)     $ 1,784     $  34,477         5.2%
American Southern            19,306     (5,215)      20,911        35,002        59.7%
Georgia Casualty             24,625     (3,206)         394        21,813         1.8%
                        -----------     -------     -------     ---------       ------
Total premiums           $   78,860  $ (10,657)    $ 23,089     $  91,292        25.3%
                        ===========     ========    ========    =========       ======

Year ended December 31, 1997:

Life insurance in
force                   $   267,749  $ (11,767)  $        -    $  255,982
                          =========   ========  ===========    ==========
Premiums
Bankers Fidelity         $   27,427   $   (460)       $   -     $26,967             -
American Southern            22,471     (6,039)      25,367      41,799          60.7%
Georgia Casualty             22,884     (2,968)           -      19,916             -
                        -----------    -------    ---------      -------          -----
Total premiums           $   72,782   $ (9,467)    $ 25,367    $ 88,682          28.6%
                         ==========   =========   ==========  ===========        =======



                                                                     Schedule VI

               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING

                     PROPERTY-CASUALTY INSURANCE OPERATIONS

                               (in thousands)








                                                                                                       Paid


                                                                    Claims and Claim
                                                                    Adjustment Expenses Amortization     Claims
                                                                      Incurred Related      of            and
    Year Ended    Deferred                                    Net            To          Deferred       Claim
                   Policy                 Unearned  Earned  Investment Current  Prior   Acquisition  Adjustment  Premiums
                  Acquisition    Reserves Premium   Premium  Income     Year    Years     Costs      Expenses   Written
                  ----------    --------  -------  -------- -------     -----  ------    ---------  ---------- --------

  December 31,     $ 4,754    $120,222 $  31,247  $ 66,067  $ 7,907  $  51,520  $(1,941)  $10,181     $46,595    $67,924
  1999              ======    ========   ========  ======= =======      =======  =======    =====      =======    ======
  December 31,     $ 2,909     $81,170  $ 20,097  $ 56,815  $ 6,619  $  47,579  $(7,168)  $ 8,485      $39,699   $55,135
  1998            ========   ==========  =======   =======   ======     ======   =======  ========     =======   =======

  December 31,     $ 3,071   $  81,839  $ 21,781  $ 61,715 $  6,799   $ 49,163  $(3,003)  $ 7,760      $41,883   $60,562
  1997             =======     =======  =========  =======   ======    =======  =======    ======       ========   ========
