Form 10-Q
period 2000-03-31
ATLANTIC AMERICAN CORP
filed 2000-05-15
CIK 8177

--------------------------------------------------------------------------------
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                        ----------------------


                              FORM 10-Q

        |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 11, 2000, was 21,025,022.

                        ATLANTIC AMERICAN CORPORATION
                                INDEX

Part 1.    Financial Information                          Page No.
--------------------------------                          --------

Item 1.    Financial Statements:

     Consolidated Balance Sheets -
     March 31, 2000 and December 31, 1999                            2

     Consolidated Statements of Operations -
     Three months ended March 31, 2000 and 1999                      3

     Consolidated Statements of Shareholders' Equity -
     Three months ended March 31, 2000 and 1999                      4

     Consolidated Statements of Cash Flows -
     Three months ended March 31, 2000 and 1999                      5
     Notes to Consolidated Financial Statements                      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations            10

Part II. Other Information
---------------------------

Item 6.    Exhibits and report on Form 8-K                          17

Signature                                                           18

                        PART I. FINANCIAL INFORMATION

                        Item 1. Financial Statements

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        ASSETS

(Unaudited; In thousands, except per share data)
                                                    March 31,  December 31,
                                                      2000       1999
                                                   ---------------------
 Cash and cash equivalents (including short-term
  investments of $9,511 and $22,471)                 $  22,705 $  34,306
                                                    --------------------
 Investments:
    Bonds (cost: $156,526 and $143,220)                149,346   137,000
    Common and preferred stocks (cost: $31,109 and      45,148    48,684
 $31,183)
    Other invested assets (cost: $6,113 and $4,943)      6,468     5,717
    Mortgage loans                                       3,619     3,645
    Policy and student loans                             3,157     3,749
    Real estate                                             46        46
                                                    --------------------
       Total investments                               207,784   198,841
                                                    --------------------
 Receivables:
    Reinsurance                                         38,452    39,287
    Other (net of allowance for bad debts: $1,717       32,397    28,478
 and $1,717)
 Deferred income taxes, net                              5,426     4,299
 Deferred acquisition costs                             21,464    20,398
 Other assets                                            4,798     5,074
 Goodwill                                               19,861    20,461
                                                    --------------------
       Total assets                                   $352,887  $351,144
                                                    ====================


                        LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                           $  40,489  $ 40,093
    Unearned premiums                                   36,871    34,293
    Losses and claims                                  128,188   126,556
    Other policy liabilities                             4,472     4,203
                                                   ---------------------
       Total policy liabilities                        210,020   205,145
 Accounts payable and accrued expenses                  16,225    16,051
 Debt payable                                           50,000    51,000
                                                   ---------------------
        Total liabilities                              276,245   272,196
                                                   ---------------------

Commitments and contingencies (Note 9)
Shareholders' equity:
   Preferred stock, $1 par, 4,000,000
   shares authorized; Series B preferred,
   134,000 shares issued and outstanding,
   $13,400 redemption value                                134       134

Common stock, $1 par, 30,000,000 shares authorized;
 21,412,138 shares issued in 2000 in 1999 and
 21,021,353 shares
 Outstanding in 2000 and 21,026,786 shares
 outstanding in 1999                                    21,412    21,412
Additional paid-in capital                              55,375    55,677
    Accumulated deficit                                 (3,452)   (4,558)
    Accumulated other comprehensive income -             4,689     7,836
      unrealized investment gains, net
    Treasury stock, at cost, 390,785 shares in
       2000 and 385,352 shares in 1999                  (1,516)   (1,553)
                                                   ---------------------
         Total shareholders' equity                     76,642    78,948
                                                   ---------------------
  Total liabilities and shareholders' equity        $  352,887 $ 351,144
                                                   =====================

           The accompanying notes are an integral part of these consolidated financial statements.

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                       March  31,
                                                -------------------------
       (Unaudited; In thousands, except per
         share data)                                   2000        1999
                                                       -----       ----

      Revenue:
        Insurance premiums                         $  31,879   $  23,343
        Investment income                              4,003       2,871
        Realized investment gains, net                   547         865
       Other income                                      462         258
                                                 ------------------------
            Total revenue                             36,891      27,337
                                                 ------------------------

      Benefits and expenses:
        Insurance benefits and losses incurred        22,586      16,249
        Commissions and underwriting expenses          8,434       6,964
        Interest expense                                 992         465
        Other                                          3,153       2,179
                                                 ------------------------
            Total benefits and expenses               35,165      25,857
                                                 ------------------------

      Income before income tax provision               1,726       1,480
      Income tax provision                               574          27
                                                ------------------------

            Net income                                 1,152       1,453

      Preferred stock dividends                         (302)       (302)
                                                 ------------------------

      Net income applicable to common
        stockholders                                 $   850    $  1,151
                                                 ========================

      Net income per common share (basic and
      diluted)                                       $   .04    $    .06
                                                ========================

      Weighted average common shares
      outstanding, basic                              21,012      19,111
                                                 ========================

      Weighted average common shares
      outstanding, diluted                            21,033      19,412
                                                 ========================


 The accompanying notes are an integral part of these consolidated financial statements.
                              -3-

                                             ATLANTIC AMERICAN CORPORATION

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         (Unaudited; Amounts in thousands)
                                                                                        Net
                                                             Additional              Unrealized
                                       Preferred   Common     Paid-in    Accumulated Investment  Treasury
Three Months Ended March 31, 2000        Stock      Stock     Capital     Deficit      Gains       Stock      Total
-------------------------------------  ---------- ---------- ----------- ----------- ----------  ---------- -----------
Balance, December 31, 1999                 $ 134   $ 21,412    $ 55,677    $ (4,558)   $ 7,836    $ (1,553)   $ 78,948

Comprehensive income (loss):
     Net income                                                               1,152                              1,152
     Decrease in unrealized investment gains                                            (4,842)                 (4,842)
     Deferred income tax benefit attributable
     to other comprehensive loss                                                         1,695                   1,695
                                                                                                            -----------
Total comprehensive loss                                                                                        (1,995)
                                                                                                            -----------

Dividends accrued on preferred stock                               (302)                                          (302)
Purchase of shares for treasury                                                                        (60)        (60)
Issuance of shares for employee benefit
    plans and stock options                                                     (46)                    97          51

                                       ---------- ---------- ----------- ----------- ----------  ---------- -----------

Balance, March 31, 2000                    $ 134   $ 21,412    $ 55,375    $ (3,452)   $ 4,689    $ (1,516)   $ 76,642
                                       ========== ========== =========== =========== ==========  ========== ===========



Balance, December 31, 1998                 $ 134   $ 19,406    $ 50,406   $ (15,213)  $ 28,786    $ (1,302)   $ 82,217

Comprehensive income (loss) :
     Net income                                                               1,453                              1,453
     Decrease in unrealized investment gains                                            (3,679)                 (3,679)
                                                                                                            -----------

Total comprehensive loss                                                                                        (2,226)
                                                                                                            -----------

Dividends accrued on preferred stock                               (302)                                          (302)
Purchase of shares for treasury                                                                       (113)       (113)
Issuance of shares for employee benefit
   plans and stock options                                                       (2)                    33          31

                                       ---------- ---------- ----------- ----------- ----------  ---------- -----------

Balance, March 31, 1999                    $ 134   $ 19,406    $ 50,104   $ (13,762)  $ 25,107    $ (1,382)   $ 79,607
                                       ========== ========== =========== =========== ==========  ========== ===========



               The accompanying notes are an integral part of these consolidated financial statements.
                                               -4-

                    ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,
                                                   ----------------------

                                                      2000       1999
                                                   ----------------------
(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                      $ 1,152   $ 1,453
       Adjustments to reconcile net income to net
        cash provided by (used in) operating
        activities:
      Amortization of deferred acquisition
        costs                                            2,119     2,960
      Acquisition costs deferred                        (3,185)   (3,978)
      Realized investment gains                           (547)     (865)
      Increase in insurance reserves                     4,875    13,310
      Depreciation and amortization                        451       346
      Deferred income tax expense                          567         -
      Increase in receivables, net                      (3,084)  (14,729)
      Decrease in other liabilities                        355      (574)
      Other, net                                          (498)     (121)
                                                    ---------------------
         Net cash provided by (used in)
            operating activities                         2,205    (2,198)
                                                    ---------------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from investments sold or matured         2,841    15,693
       Investments purchased                           (15,450)  (15,871)
       Additions to property and equipment                (108)     (160)
       Acquisition of Association Casualty                 (80)        -
                                                    --------------------
        Net cash used in investing activities          (12,797)     (338)
                                                    ---------------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from exercise of stock options              51        31
       Purchase of treasury shares                         (60)     (113)
       Repayments of debt                               (1,000)        -
                                                    ---------------------
        Net cash used in financing activities           (1,009)      (82)
                                                    ---------------------

    Net decrease in cash and cash equivalents          (11,601)   (2,618)
    Cash and cash equivalents at beginning of
       period                                           34,306    32,385
                                                    ---------------------
    Cash and cash equivalents at end of period        $ 22,705 $  29,767
                                                    =====================

    Supplemental cash flow information:
    Cash paid for interest                             $ 1,015     $ 465
                                                    =====================
    Cash paid for income taxes                          $    -      $  -
                                                    =====================


 The accompanying notes are an integral part of these consolidated financial statements.

         ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Unaudited; In thousands)



Note 1.    Basis of presentation.
------

    The accompanying  unaudited condensed consolidated financial statements
include   the   accounts   of   Atlantic   American Corporation and its
subsidiaries.    All    significant intercompany  accounts and transactions
have been eliminated in consolidation. The acompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation  S-X.  Accordingly,  they do not include all of the
information  and  footnotes  required by  generally  accepted   accounting
principles  for  complete financial  statements.   In  the  opinion  of
management,   all adjustments    (consisting   of   normal   recurring
accruals) considered   necessary  for  a  fair   presentation   have  been
included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Impact of recently issued accounting standards.
-------

   The Financial Accounting Standards Board has issued Statement 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for recognition and measurement of derivatives and hedging activity. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes specific accounting methods for hedges. Changes in the value of most derivatives and hedges will be included in earnings in the period of the change. SFAS 133, as amended by SFAS 137, is effective for years beginning after June 15, 2000. The Company intends to adopt SFAS 133 on January 1, 2001. Management does not believe the adoption of SFAS 133 will have a material effect on the Company's financial condition or results of operations.

Note 3. Segment Information
-------
   The Company has four principle  insurance  subsidiaries  that each  focus on
a  specific  geographic  region  and/or  specific products.   Each   company  is
managed   autonomously   and  is evaluated  on  its   individual   performance.
The   following summary  sets forth each  company's  revenue  and pretax  income
(loss) for the three months ended March 31, 2000 and 1999.

      Revenues

                                     Three Months Ended
                                          March 31,
                                     ------------------
                                     2000            1999
                                   ----------     ---------

American Southern               $     10,950    $    10,110
Association Casualty                   5,156              -
Georgia Casualty                       7,223          5,539
Bankers Fidelity                      13,244         11,426
Corporate and Other                    2,005          1,447
Adjustments and eliminations          (1,687)        (1,185)
                                 ------------    ------------

Consolidated results             $    36,891      $  27,337
                           ===================================

 Income (loss) before income
        tax provision

                                     Three Months Ended
                                          March 31,
                                    ------------------
                                    1999            2000
                                ----------       ----------


American Southern              $     1,559        $    1,635
Association Casualty                  (175)                -
Georgia Casualty                       444               176
Bankers Fidelity                     1,060               846
Corporate and other                 (1,177)           (1,162)
                                -------------     -----------
Consolidated results            $    1,726       $     1,480
                                  ===========================



Note 4. Credit Arrangements

   The Company is a party to a five-year revolving credit facility that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.25% at March 31, 2000. The monthly credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

   The Company also has outstanding, $25,000 of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a thirteen-month letter of credit issued by Wachoiva Bank, N.A. The cost of the letter of credit and its associated fees are 2.25%, making the effective rate on the Bonds LIBOR plus 2.25% at March 31, 2000. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of an principal prior to maturity.

   Subsequent to year-end, the revolving credit facility and letter of credit were both amended by Wachovia Bank, N.A. as a result of the Company's operating performance during 1999. The amendment establishes new covenants pertaining to funded debt, total capitalization, and EBITDA. As amended, beginning April 1, 2000, the margin on the revolving credit facility was increased to 3.25% and the cost of the letter of credit was increased to this same level. The margin on the revolving credit facility and the cost of the letter of credit can be reduced if the Company meets certain financial objectives during 2000. The Company expects to be in compliance with all debt covenants for the remainder of 2000.

Note 5.  Reconciliation of Other Comprehensive Income
-------

                                                             March 31,
                                                          2000        1999
                                                       -----------------------

Gain on sale of securities included in net income         $    547   $    865
                                                       =======================
Other comprehensive loss:

     Net pre-tax unrealized loss arising during year    $  (4,295) $   (2,814)
     Reclassification adjustment                             (547)       (865)
                                                       -----------------------
     Net pre-tax unrealized loss recognized in other
        comprehensive loss                                 (4,842)     (3,679)

     Deferred income tax benefit attributable to
       other comprehensive training                         1,695           -
                                                      -----------------------

    Net unrealized loss recognized in other
        comprehensive loss                            $    (3,147)     (3,679)
                                                       =======================

Note 6. Acquisition.
-------

  On July 1, 1999, the Company acquired 100% of the outstanding stock of Association Casualty Insurance Company ("ACIC") and Association Risk Management General Agency, ("ARMGA") for a combined price of $32,958 with $8,483 of the purchase price paid in the form of common stock of the Company and the remaining
$24,475 paid in cash obtained from borrowings under the Company's revolving credit facility. The acquisition of both ACIC and ARMGA were accounted for using the purchase method of accounting. Accordingly, the Company has preliminarily allocated the purchase price of the companies based on the fair value of the assets acquired and liabilities assumed and their results of operations are included in the consolidated results of operations since the date of acquisition.

   The following summarizes the Company's pro-forma unaudited results of operations for the quarter ended March 31, 1999 assuming the purchase of ACIC and ARMGA had been consummated as of January 1, 1999:

Revenue             $    32,833
Net Income           $      935

Per common share
data:

  Basic earnings
per share           $      0.03
  Diluted earnings
per share           $      0.03


   This pro-forma financial information has been prepared for the informational purposes only and is not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999, nor is it indicative of results of operations that may be obtained in the future.

Note 8. Earnings per common share
------
   A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

(In thousands, except per share data)               Three Months Ended
                                                          March 31,
                                            -----------       ---------
                                                2000          1999
                                           ----------------------------

Basic Earnings Per Common Share
      Net income                              $ 1,152        $ 1,453

      Less preferred stock dividends             (302)          (302)
                                       -----------------------------

      Net income applicable to common
         shareholders                          $  850       $  1,151
                                       =============================


      Weighted average common shares
             outstanding                       21,012         19,111
                                       =============================
      Net income per common share             $   .04      $     .06
                                       =============================

Diluted Earnings Per Common Share:
      Net income applicable to common
             shareholders                     $   850      $   1,151
                                       ============================

      Weighted average common shares
outstanding                                    21,012         19,111

Effect of dillutive stock options                  21            301
                                       -----------------------------

       Weighted average common shares
        outstanding
        Adjusted for dillutive
         stock options                         21,033         19,412
                                       =============================

        Net income per common share           $   .04      $     .06
                                       =============================

Outstanding stock options of 811,000 and 11,000 were excluded from the earnings per common share calculation in 2000 and 1999, respectively, since their impact was antidilutive. This assumed conversion of the Series B Preferred stock was excluded from the earnings per common share calculation for 2000 and 1999 since its impact was antidilutive.

Note 9.  Commitments and Contigencies
-------

The Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

Overall Corporate ResultS

On a consolidated basis, the Company earned $1.2 million or $0.04 per diluted share during the first quarter of 2000 compared to net income of $1.5 million or $0.06 per diluted share in the first quarter of 1999. Pre-tax net income increased to $1.7 million during the first quarter of 2000 from $1.5 million for the comparable period in 1999. The Company, beginning in the first quarter of 2000, is recognizing a deferred tax provision as a result of the Company's year-end 1999 reassessment of its valuation reserve related to the Company's net operating loss carryforwards. For a further discussion of the Company's valuation allowance refer to Note 5 of the Company's consolidated financial Statements included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

A more detail analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS
---------------------
American Southern

The following is a summary of American Southern's premiums for the first quarter of 2000 and the comparable period in 1999:

(Amounts in thousands)                Three months ended
                                           March 31,
                                      2000         1999
                                      -----        ----
Gross written premiums             $  9,272    $   21,182
Ceded premiums                       (1,318)       (1,273)
                               ------------ -------------
Net written premiums                $ 7,954    $   19,909
                                ===========     =========


Net earned premiums                $  9,678    $    8,972
                               ============ =============

Gross written premiums at American Southern declined $11.9 million during the first quarter of 2000 because the company is currently recognizing the premium of one of its larger contracts on a monthly basis. This contract was renewed, through a competitive bidding process, in early 2000; however, one of the other parties bidding for this work has appealed the awarding of this business to American Southern. While the Company is confident that it can defend any appeal, as a conservative measure American Southern is recognizing this premium on a monthly basis until the appeal is settled rather than recognizing the annual premium and offsetting this with unearned premium as was done in 1999. Net earned premium for the quarter increased $706,000 or 7.9% over first quarter 1999. The principal reason for this increase in earned premium is the increase in business being produced in conjunction with the AAA of Carolina's Motor Club. This program began writing business in 1999 and as a result did not have a significant impact on earned premiums in the first quarter of 1999. Earned premiums from the joint venture were $819,000 in the first quarter of 2000 compared to $198,000 in the first quarter of 1999.

The following is a break out of American Southern's earned premium by line of business for the first quarter of 2000 and the comparable period in 1999:


(Amounts in thousands)                  Three months ended
                                              March 31,

                                        2000         1999
                                        -----        ----
Commercial  automobile                6,906   $     6,820
Privatepassenger auto                   819           198
General liability                       964         1,174
Property                                976           765
Other                                    13            15
                               ------------  ------------
                                  $    9,678   $    8,972
                               ============  ============


American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. Other than the contract discussed above, none of American Southern's significant contracts are currently up for renewal. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, the company is continually evaluating new underwriting programs.

The following is a break out of the loss and expense ratios of American Southern for the first quarter of 2000 and the comparable period in 1999:

                   Three months ended
                        March 31,
                     2000       1999
                    --------  ---------
Loss ratio          64.3%      64.7%
Expense ratio       32.4%*     29.3%*
                   --------  ---------

Combined ratio      96.7%      94.0%
                  ========  =========

*Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the first quarter of 2000 was 64.3%,representing a slight improvement over the first quarter of 1999. American Southern was minimally impacted by the severe storms that hit the southeastern United States during the first quarter, with losses related to these storms totaling only $200,000. The expense ratio for the quarter increased from 29.3% in 1999 to 32.4% in 2000 primarily due to an increase in the company's private passenger auto line of business on which the company pays a 15% commission. This commission exceeds the company's commission on its other lines of business; however, it is competitive with the industry.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as "Association Casualty") are presented for the first quarter of 2000;however, since the Company did not own these companies during the first quarter of 1999 no comparative information is presented.

The following is a summary of Association Casualty's premiums for the first quarter of 2000:

(Amounts in thousands)            Three Months ended
                                       March 31,
                                   -----------------
Gross written premiums               $ 5,005
Ceded premiums                          (353)

Net written premiums                $  4,652
                                ==============
Net earned premiums                 $  4,368
                                ==============

Association Casualty writes predominately workers' compensation insurance in the state of Texas (96% of net earned premiums). The Texas' workers compensation market remains extremely competitive; however, Association Casualty has been successful in attracting new business and in increasing the rates it is charging for renewing business. Compared to the first quarter of 1999 (pre acquisition) gross written premiums for the first quarter of 2000 are up 14.5%.

The following is the loss and expense ratio for Association Casualty for the first quarter of 2000:

                      Three
                   months ended
                    March 31,

                      2000
                      ----

Loss Ratio            82.6%
Expense Ratio         33.9%*
                      ------

Combined Ratio        116.5%
                      ------


* Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

Association Casualty continues to be adversely impacted by the liberal interpretation of the workers' compensation laws in the State of Texas. The company is also seeing an increase in the number of claims that are being reopened for second surgeries. In addition Association Casualty was impacted by an unusually high number of severe claims during the quarter. The company is taking action to increase its pricing to account for these events.

The expense ratio for Association Casualty is in line with the Company's expectations.

Georgia Casualty

The following is a summary of Georgia Casualty's premiums for the first quarter of 2000 and the comparable period in 1999:

(Amounts in thousands)      Three months ended
                                March 31,
                           2000         1999
                           ------   --------
Gross written            $ 11,021  $   6,817
Ceded premiums               (818)    (1,387)
                         ----------  ----------

Net written premiums    $  10,203   $  5,430
                        ==========  ==========

Net earned premiums       $ 6,425   $  4,562
                       ----------  ----------

Gross written premiums at Georgia Casualty increased $4.2 million or 61.7% during the first quarter of 2000. The increase in premium is the result of several factors. First, the company, during the first quarter of 2000, began evaluating and underwriting insurance for large associations and other homogenous risks. The impact of these programs was $1.0 million in the first quarter. In addition the company has been aggressively increasing premium on its renewal business and has been pricing new business at rates higher than those used a year ago. Lastly, the company continues to see the benefits from the relationships that the new management team at Georgia Casualty has with the insurance community. The decline in ceded premium is the result of the discontinuation of the stop-loss reinsurance Agreement that the company put in place in the first quarter of 1999. Due to the improved results seen by Georgia Casualty, the protection offered by the stop loss agreement is, in the opinion of management, no longer necessary.

The following is a break out of Georgia Casualty's earned premium by line of business for the first quarter of 2000 and the comparable period in 1999:

(Amounts in thousands                          Three months ended
                                                     March 31,
                                        ------------------------------
                                             2000            1999
                                       --------------  --------------
Workers' Compensation                   $   4,031      $   2, 988
Commercial auto                             1,008             721
General liability                             576             302
Commercial multi-peril                        810             551
                                      --------------  --------------

                                        $   6,425       $   4,562
                                   ==============     ==============



The following is a break out of the loss and expense ratios of Georgia Casualty for the first quarter of 2000 and the comparable period in 1999:

                          Three months ended
                               March 31,
                     ------------------------------
                         2000            1999
                     --------------  --------------

Loss ratio                   68.7%           77.2%
Expense ratio                36.8%           40.3%
                     --------------  --------------
                     --------------  --------------

Combined ratio              105.5%          117.5%
                     ==============  ==============


The loss ratio declined to 68.7% in the first quarter of 2000 from 77.2% in the first quarter of 1999. The primary reason for the decline is the complete elimination, during the latter part of 1999, of two underwriting programs whose performance was substandard. In addition, the company is seeing the benefits of the increased rates that began in the fourth quarter of 1999. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing). The expense ratio for the quarter declined to 36.8% from 40.3% primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity's premiums for the first quarter of 2000 and the comparable period in 1999:

(Amounts in thousands)               Three months ended
                                           March 31,
                             ------------------------------
                                  2000            1999
                             --------------  --------------

Medicare supplement      $        7,394       $   5,942
Other health                        765             837
Life                              3,249           3,030
                          --------------  --------------

Total                        $  11,408        $  9,809
                           ==============  ==============

Premium revenue at Bankers Fidelity increased $1.6 million or 16.3% during the first quarter of 2000. The most significant increase in premium arose in the Medicare supplement line of business which increased 24.4% for the quarter. During 1999 Bankers Fidelity expanded its Medicare supplement product into additional states which, over the course of the year, increased the sales of this product. The effects of this expansion are now being fully seen. In addition, during the fourth quarter of 1999 and first quarter of 2000 Bankers Fidelity implemented rate increases on this product, in some cases up to 30%, while the full effects of these rate increases has not yet been seen on renewal business, it is being reflected in the new business written by the company. In spite of these rate increases, the renewal rate on this product was in excess of 86% for the quarter. Bankers Fidelity is also continuing to see increased sales of its life products. The major marketing effort at Bankers Fidelity continues to be on this product line.

The following summarizes Bankers Fidelity's operating expenses for the first quarter of 2000 and the comparable period in 1999:

(Amounts in thousands)               Three months ended
                                           March 31,
                             -----------------------------
                                   2000           1999
                             -------------  --------------

Benefits and losses           $   8,342       $   6,920
Commission and other expenses     3,842           3,660
                              -------------  ------------

Total expenses                $  12,184       $  10,580
                             =============  ==============

The increase in both benefits and losses and commission and other expenses is directly attributable to the increase in premiums. Benefits and losses are up 20.5%, slightly out pacing the increase in premiums. As a percentage of premiums benefits and losses were 73.1% for the quarter compared to 70.5% in the first quarter of 1999. The increase is primarily attributable to increased medical costs. The rate increases that Bankers Fidelity has put in place will ultimately mitigate the increases in medical costs; however, it will take several quarters before the full effect of the rate increases is seen.

As a result of an effort to reduce commission costs as well as streamline expenses, commission and other expenses increased only 5.0% during the quarter. As a percentage of premium, these expenses were 33.7% for the first quarter of 2000 compared to 37.3% in the first quarter of 1999.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter increased $1.1 million over the first quarter of 1999. The addition of Association Casualty accounted for $633,000 of this increase. The Company also benefited from a significant gain in a real estate partnership in which it is involved. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $400,000 for the first quarter which is not expected to be recurring. To take advantage of the steepening yield curve the company shifted securities from short-term to longer-term securities, this also contributed to the increase in investment income for the quarter.

Realized gains for the first quarter decreased 37%. Management continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the first quarter of 2000 increased significantly compared to the first quarter of 1999. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During the first quarter of 2000 the Company paid down $1.0 million on the revolver, leaving $25.0 million outstanding under the facility. This debt, coupled with the $25 million variable rated demand bonds entered into during the second quarter of 1999, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt at March 31, 2000 to $50.0 million, up from $26.0 million in the first quarter of 1999. The interest rate on both the revolver and the bonds is variable and is tied to 30-day LIBOR.

OTHER EXPENSES AND TAXES

The increase in other operating expenses during the quarter is attributable to the inclusion of Association Casualty, beginning in the third quarter of 1999.

The Company, beginning in the first quarter of 2000 is recognizing a deferred tax provision as a result of the Company's year-end 1999 reassessment of its valuation reserve related to the Company's net operating loss carryforwards. For a further discussion of the Company's valuation allowance refer to Note 5 of the Company's consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

The Company's insurance subsidiaries reported a combined statutory income of $960,000 for the first three months of 2000 compared to statutory net income of $1.4 million for the first three months of 1999. The reasons for the decrease in statutory earnings in the first quarter of 2000 are the same as those discussed in "Results of Operations" above.Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At March 31, 2000, the Company had accrued, but unpaid dividends on the Series B Stock totaling $5.1 million.

On June 24, 1999, the Company issued $25.0 million in Taxable Variable Rate Demand Bonds, Series 1999 (the "Bonds") to replace the Company's existing bank facility. The bonds will mature on July 1, 2009 and pay a variable interest rate that approximates 30-day LIBOR. The bonds are backed by a Letter of Credit issued by Wachovia Bank, N.A. The cost of the Letter of Credit and its associated fees are currently 325 basis points, making the effective cost of the bonds LIBOR plus 325 basis points. The credit facility that was replaced by the Bonds was a term loan with an interest rate of prime less 50 basis points and would have matured December 31, 2000.

On July1, 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. to finance a portion of its acquisition of Association Casualty. The revolver has a five-year term and requires no principal payments until maturity. The interest rate on the revolver is 30-day LIBOR plus 325 basis points. The Company paid down $1.0 million on this facility during the first quarter of 2000 reducing the outstanding balance to $25.0 million.

The Company is required, under both credit facilities, to meet certain debt covenants including maintaining certain ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest, debt to EBITDA and debt to total capitalization. The Company was in compliance with all of its debt covenants at March 31, 2000.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2000 increased slightly over the first quarter of 1999. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $36 million at March 31, 2000.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At March 31, 2000, Georgia Casualty had $8.1 million of accumulated statutory earnings, American Southern had $19.7 million of accumulated statutory earnings, Association Casualty had $13.8 million of accumulated statutory earnings, and Bankers Fidelity had $15.9 million of accumulated statutory earnings.

Net cash provided by operating activities was $2.2 million in the first quarter of 2000 compared to net cash used in operating activities of $2.2 million in the first quarter of 1999. Cash and short-term investments decreased from $34.3 million at December 31, 1999, to $22.7 million at March 31, 2000, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $207.8 million due to the shift from short-term investments.

The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, borrowings from banks will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 1999 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

                        PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)   The following exhibits are filed herewith:

           Exhibit 27.    Financial data schedule

   (b) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2000.

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




                          ATLANTIC AMERICAN CORPORATION
                        -----------------------------
                                                     (Registrant)

Date:  May 15, 2000       By:       /s/
                             ----------------------------
                             Edward L. Rand, Jr.
                             Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)