Form 10-Q
period 2000-06-30
ATLANTIC AMERICAN CORP
filed 2000-08-10
CIK 8177

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

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 7, 2000, was 21,035,535.

--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX

Part 1.     Financial Information                                   Page No.
---------------------------------                                   --------

Item 1.     Financial Statements:

      Consolidated Balance Sheets -
      June 30, 2000 and December 31, 1999                              2

      Consolidated Statements of Operations -
      Three months and six months ended June 30, 2000 and 1999         3

      Consolidated Statements of Shareholders' Equity -
      Six months ended June 30, 2000 and 1999                          4

      Consolidated Statements of Cash Flows -
      Six months ended June 30, 2000 and 1999                          5

      Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of  Financial
            Condition and Results of Operations                        10

Item 3.      Quantitative and Qualitative
             Disclosures About Market Risk                             18

Item 4.   Submission of matters to a vote                              18
               of security holders

Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K                           19

Signature                                                              20

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

--------------------------------
                       ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands,
  except share and per share data)

                                     ASSETS

                                                       June 30,    December 31,
                                                         2000        1999
                                                      -------------------------
 Cash, including short-term investments
   of  $ 8,989 and $22,471                              $20,254      $34,306
                                                       ------------------------
 Investments:
    Bonds (cost: $ 162,264 and $ 143,220)               155,334      137,000
    Common and preferred stocks (cost: $ 32,736
        and $31,183)                                     41,535       48,684
   Other invested assets (cost: $ 6,132 and $ 4,943)      5,717        6,440
    Mortgage loans                                        3,593        3,645
    Policy and student loans                              2,395        3,749
    Real estate                                              46           46
                                                       -----------------------
       Total investments                                209,343      198,841
                                                       -----------------------
 Receivables:   Reinsurance                              38,527       39,287
 Other (net of allowance for bad debts:
    $ 1,743 and  $1,717)                                 33,697       28,478
Deferred income taxes, net                                6,844        4,299
Deferred acquisition costs                               22,870       20,398
Other assets                                              4,949        5,074
Goodwill                                                 19,694       20,461
                                                      ------------------------
          Total assets                                $ 356,178     $351,144
                                                     ========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:

    Future policy benefits                             $ 41,267     $ 40,093
    Unearned premiums                                    40,439       34,293
    Losses and claims                                   129,114      126,556
    Other policy liabilities                              5,046        4,203
                                                      ------------------------
    Total policy liabilities                            215,866      205,145
  Accounts payable and accrued expenses                  16,511       16,051
  Debt payable                                           50,000       51,000
                                                    ------------------------
        Total liabilities                               282,377      272,196
                                                     ------------------------

Commitments and contingencies (Note 9) Shareholders' equity:

Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares

  issued and outstanding,$13,400 redemption value           134          134
Common stock, $1 par, 30,000,000 shares authorized;
  21,412,138 shares issued in 2000 and 1999
  and 21,030,052  outstanding  in 2000 and
  21,026,786  shares outstanding in 1999                 21,412       21,412
  Additional paid-in capital                             55,074       55,677
  Accumulated deficit                                    (2,772)      (4,558)
  Accumulated other comprehensive income
  - unrealized investment gains, net                      1,415        7,836
 Treasury stock, at cost, 382,086 shares in 2000 and
 385,352 shares in 1999                                  (1,462)      (1,553)
                                                     ------------------------
         Total shareholders' equity                      73,801       78,948
                                                     ------------------------
Total liabilities and shareholders' equity           $  356,178     $351,144
                                                     ========================


                 The accompanying  notes are an  integral  part of
                      these consolidated financial statements.
                                       -2-

                   ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended        Six Months Ended
                                            June 30,             June 30,
                                      -------------------    ---------------
Unaudited; In thousands,
 except per share data)                   2000       1999       2000      1999
                                         -----      -----      -----      ----

Revenue:
  Insurance premiums                    $32,811   $24,370    $64,690   $47,713
  Investment income                      3,843      2,863      7,846     5,734
  Realized investment (losses)
    gains, net                             (20)       614        527     1,479
 Other income                              211        132        673       390
                                    -------------------------------------------
      Total revenue                     36,845     27,979     73,736    55,316
                                    -------------------------------------------
Benefits and expenses:
 Insurance benefits and losses
  incurred                              23,394     18,380     45,980    34,629
 Commissions and underwriting
  expenses                               8,285      6,454     16,719    13,418
 Interest expense                        1,109        465      2,101       930
 Other                                   2,982      2,012      6,135     4,191
                                   -------------------------------------------
 Total benefits and expenses            35,770     27,311     70,935    53,168
                                   -------------------------------------------

Income before income tax expense         1,075        668      2,801     2,148
Income tax expense                         364         17        938        44
                                   -------------------------------------------

      Net income                         $ 711     $  651    $ 1,863   $ 2,104
                                    ==========================================

Net income per common
  share (basic and diluted)             $  .02     $  .02     $  .06    $  .08
                                   ===========================================

Weighted average common

 shares outstanding, basic              21,025     19,071     21,018    19,091
                                   ===========================================

Weighted average common

 shares outstanding, diluted            21,084     19,356     21,059    19,383
                                   ===========================================

         The accompanying  notes  are an  integral  part of
                these consolidated financial statements.
                                       -3-

                          ATLANTIC AMERICAN CORPORATION

                         CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 (Unaudited; Amounts in thousands)


                                                                                     Net

                                                           Additional             Unrealized
                                    Preferred    Common     Paid-in    Accumulated Investment   Treasury
Six Months Ended June 30, 2000        Stock       Stock     Capital     Deficit     Gains       Stock       Total
----------------------------------  ----------  ---------- ----------- ---------- ----------- ----------- ----------
Balance, December 31, 1999              $ 134    $ 21,412    $ 55,677   $ (4,558)    $ 7,836    $ (1,553)  $ 78,948

Comprehensive income (loss):
      Net income                                                           1,863                              1,863
      Decrease in unrealized investment gains                                         (9,878)                (9,878)
      Deferred income tax benefit attributable
      to other comprehensive loss                                                      3,457                  3,457
                                                                                                          ----------
Total comprehensive loss                                                                                     (4,558)
                                                                                                          ----------

Dividends accrued on preferred stock                             (603)                                         (603)
Purchase of shares for treasury                                                                      (73)       (73)
Issuance of shares for employee benefit plans
      and stock options                                                      (77)                    164         87

                                    ----------  ---------- ----------- ---------- ----------- ----------- ----------

Balance, June 30, 2000                  $ 134    $ 21,412    $ 55,074   $ (2,772)    $ 1,415    $ (1,462)  $ 73,801
                                    ==========  ========== =========== ========== =========== =========== ==========

Six Months Ended June 30, 1999
----------------------------------

Balance, December 31, 1998              $ 134    $ 19,406    $ 50,406  $ (15,213)   $ 28,786    $ (1,302)  $ 82,217

Comprehensive income (loss):
      Net income                                                           2,104                              2,104
      Decrease in unrealized investment gains                                         (4,677)                (4,677)
                                                                                                          ----------

Total comprehensive loss                                                                                     (2,573)
                                                                                                          ----------

Dividends accrued on preferred stock                             (603)                                         (603)
Purchase of shares for treasury                                                                     (436)      (436)
Issuance of shares for employee benefit plans
      and stock options                                           (16)        (7)                    105         82

                                    ----------  ---------- ----------- ---------- ----------- ----------- ----------

Balance, June 30, 1999                  $ 134    $ 19,406    $ 49,787  $ (13,116)   $ 24,109    $ (1,633)  $ 78,687
                                    ==========  ========== =========== ========== =========== =========== ==========


                       The accompanying notes are an integral part
                         of   these    consolidated    financial
                                    statements.
                                       -4-

                     ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                               June 30,
                                                   ----------------------------
                                                           2000         1999
                                                    ----------------------------
(Unaudited; In thousands)

(CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                             $ 1,863      $ 2,104
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Amortization of deferred acquisition costs              7,523        5,230
  Acquisition costs deferred                             (9,996)      (6,905)
  Realized investment gains                                (527)      (1,479)
  Increase in insurance reserves                         10,721       13,521
  Depreciation and amortization                             860          662
  Deferred income tax expense                               912            -
  Increase in receivables, net                           (4,461)     (13,864)
  Increase in other liabilities                             323          799
  Other, net                                               (781)        (453)
                                                    ---------------------------
    Net cash provided by (used in) operating
    activities                                            6,437         (385)
                                                    ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Proceeds from investments sold or matured               5,847       29,064
  Investments purchased                                 (25,047)     (36,917)
  Additions to property and equipment                      (210)        (350)
  Acquisition of American Independent                         -          208
  Acquisition of Association Casualty                       (93)           -
                                                    ---------------------------
   Net cash used by investing activities                (19,503)      (7,995)
                                                   ---------------------------

   CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from exercise of stock options                87           82
      Purchase of treasury shares                           (73)        (436)
      Repayments of debt                                 (1,000)     (25,000)
      Proceeds from issuance of debt                          -       25,000
                                                   ---------------------------
        Net cash used by financing activities              (986)        (354)
                                                   ---------------------------

   Net decrease in cash and cash equivalents            (14,052)      (8,734)
   Cash and cash equivalents at beginning of period      34,306       32,385
                                                     --------------------------
   Cash and cash equivalents at end of period          $ 20,254     $ 23,651
                                                    ===========================

   Supplemental cash flow information:

   Cash paid for interest                               $ 2,033      $ 1,044
                                                  ===========================
   Cash paid for income taxes                            $   41       $   85
                                                   ===========================


                     The accompanying  notes are an integral  part of
                        these consolidated financial statements.
                                       -5-

                       ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited; In thousands)

Note 1.     Basis of presentation.
-------

    The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Impact of recently issued accounting standards.
-------

   The Financial Accounting Standards Board has issued Statement 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for recognition and measurement of derivatives and hedging activity. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes specific accounting methods for hedges. Changes in the value of most derivatives and hedges will be included in earnings in the period of the change. In June 2000 the Financial Accounting Standards Board issued statement 138 which amends SFAS 133. SFAS 133 as amended by SFAS 137, is effective for years beginning after June 15, 2000. The Company intends to adopt SFAS 133 on January 1, 2001. Management does not believe the adoption of SFAS 133 as amended, will have a material effect on the Company's financial condition or results of operations.

Note 3.  Segment Information

   The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed autonomously and is evaluated on its individual performance. The following summary sets forth each company's revenue and pretax income (loss) for the quarter and year-to-date periods ended June 30, 2000 and 1999.

        Revenues

                              Three Months Ended            Six Months Ended
                                 June 30, 2000                June 30, 2000
                        ==========================    ==========================
                               2000         1999           2000         1999
                            ----------   ----------     ----------   ----------
American Southern            $  10,300    $  10,518      $  21,250    $  20,628
Association Casualty             5,361            -         10,517            -
Georgia Casualty                 8,043        5,672         15,266       11,211
Bankers Fidelity                13,057       11,579         26,301       23,005
Corporate and Other              1,722        1,474          3,727        2,921
Adjustments and eliminations    (1,638)      (1,264)        (3,325)      (2,449)
                                -------      -------        -------      -------
Consolidated results          $ 36,845    $  27,979       $ 73,736    $  55,316
                               ========   ==========     =========    =========

  Income (loss) before
  income tax provision
                               Three Months Ended            Six Months Ended
                                   June 30,                      June 30,
                               -------------------          -----------------
                                 2000       1999             2000       1999
                             ---------- --------------   ----------   --------

American Southern             $  1,144     $  1,008       $  2,703    $  2,643
Association Casualty               154            -            (21)          -
Georgia Casualty                    71         (105)           515          71
Bankers Fidelity                   599          712          1,659       1,558
Corporate and Other               (893)        (947)        (2,055)     (2,124)
                                  -----        -----        -------     -------
Consolidated results           $ 1,075       $  668        $ 2,801    $  2,148
                                ======        =====          ======      =====

Note 4. Credit Arrangements

   The Company is a party to a five-year revolving credit facility that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 3.25% at June 30, 2000. The monthly credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

   The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a thirteen-month letter of credit issued by Wachovia Bank, N.A. The cost of the letter of credit and its associated fees are 3.25%, making the effective rate on the Bonds LIBOR plus 3.25% at June 30, 2000. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity.

   Subsequent to the end of the first quarter, the revolving credit facility and letter of credit were both amended by Wachovia Bank, N.A. as a result of the Company's operating performance during 1999. The amendment establishes new covenants pertaining to funded debt, total capitalization, and EBITDA. Beginning July 1, 2000, as a result of the Company meeting certain financial objectives, the margin on the revolving credit facility will be decreased to 2.75% and the cost of the letter of credit will be decreased to this same level. The margin on the revolving credit facility and the cost of the letter of credit can be further reduced if the Company meets certain financial objectives during 2000. The Company is in compliance with all debt covenants at June 30,2000 and expects to remain in compliance for the remainder of 2000.

Note 5.  Reconciliation of Other Comprehensive Loss
-------
                                                               June 30,
                                                          2000         1999
                                                    ---------------------------
Gain on sale of securities
     included in net income                          $    527    $    1,479
                                                    ===========================

Other comprehensive loss:
  Net pre-tax unrealized loss arising during year   $  (9,351)    $  (3,198)
  Reclassification adjustment                            (527)       (1,479)
                                                    --------------------------
  Net pre-tax unrealized loss recognized in other      (9,878)       (4,677)
   comprehensive loss
 Deferred income tax benefit attributable to other
comprehensive loss                                      3,457             -
                                                -------------------------------
Net unrealized loss recognized in other
 comprehensive loss                                    (6,421)       (4,677)
                                                   ===========================
                                       -7-

Note 6. Acquisition.
-------

   On July 1, 1999, the Company acquired 100% of the outstanding stock of Association Casualty Insurance Company ("ACIC") and Association Risk Management General Agency ("ARMGA"), for a combined price of $32,958 with $8,483 of the purchase price paid in the form of common stock of the Company and the remaining $24,475 paid in cash obtained from borrowings under the Company's revolving credit facility. The acquisition of both ACIC and ARMGA were accounted for using the purchase method of accounting. Accordingly, the Company has allocated the purchase price of the companies based on the fair value of the assets acquired and liabilities assumed and their results of operations are included in the consolidated results of operations since the date of acquisition.

   The following summarizes the Company's pro-forma unaudited results of operations for the six months ended June 30, 1999, assuming the purchase of ACIC and ARMGA had been consummated as of January 1, 1999:

                                Six months ended

                                        June 30, 1999
                                        -------------
Revenue                                  $   66,307
Net income                                    1,555
Per common share data:
  Basic earnings per share                     0.05
  Diluted earnings per share                   0.05

   This pro-forma financial information has been prepared for the informational purposes only and is not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999, nor is it indicative of results of operations that may be obtained in the future.

Note 8.  Earnings per common share

-------
   A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

                                        Three Months Ended     Six Months Ended
                                             June   30,          June  30,
                                        ------------------      ---------------

(In thousands, except per share data)      2000     1999         2000     1999
                                    --------------------------------------------

Basic Earnings Per Common Share

      Net income                         $ 711      $ 651     $ 1,863  $ 2,104

                                    --------------------------------------------
     Less preferred stock dividends        (301)     (301)       (603)    (603)
                                    --------------------------------------------

 Net income applicable to common
shareholders                             $  410     $ 350    $  1,260  $ 1,501
                                    ============================================

Weighted average common shares
  outstanding                            21,025    19,071      21,018   19,091
                                   ============================================
Net income per common share             $   .02    $  .02     $   .06   $  .08
                                  ============================================
Diluted Earnings Per Common Share:
 Net income applicable to common
     shareholders                       $   410     $ 350   $   1,260  $ 1,501
                                    ============================================
Weighted average common shares
  outstanding                            21,025    19,071      21,018   19,091

Effect of dilutive stock options             59       285          41      292
                                  --------------------------------------------

Weighted average common shares
 outstanding adjusted for dilutive
 stock options                           21,084    19,356      21,059   19,383
                                  ============================================
Net income per common share             $   .02   $   .02     $   .06  $   .08
                                  ============================================
                                       -8-

Outstanding stock options of 811,000 and 11,000 in the six month and quarterly periods were excluded from the earnings per common share calculation in 2000 and 1999, respectively, since their impact was antidilutive. The assumed conversion of the Series B Preferred stock was excluded from the earnings per common share calculation for 2000 and 1999 since its impact was antidilutive.

Note 9.  Commitments and Contigencies

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the Company earned $711,000 or $0.02 per diluted share during the second quarter of 2000 compared to net income of $651,000 or $0.02 per diluted share during the second quarter of 1999. Year-to-date net income was $1.9 million or $0.06 per share compared to net income of $2.1 million or $0.08 per share for the first six months of 1999. Pre-tax income increased to $1.1 million during the second quarter of 2000 from $668,000 for the comparable period in 1999. For the first six months of 2000 pre-tax income was $2.8 million compared to $2.1 million in the first half of 1999.

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

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern's premiums for the second quarter and first six months of 2000 and the comparable periods in 1999 (in thousands):

                          Three months ended          Six months ended
                               June 30,                   June 30,
                        ------------------------- ----------------------------
                            2000         1999         2000          1999
                        ------------- ----------- ----------------------------

Gross written premiums     12,000        6,453       21,272        27,635
Ceded premiums             (1,237)      (1,290)      (2,555)       (2,563)
                       ------------- ----------- ----------------------------
Net written premiums    $  10,763     $  5,163     $ 18,717     $  25,072
                       ============= =========== ============================
Net earned premiums     $   9,006     $  9,392     $ 18,684     $  18,364
                       ============= =========== ============================

Gross written premiums at American Southern increased $5.5 million for the quarter while declining $6.4 million for the year to date period. During 2000 American Southern has been recognizing the premium on one of its larger contracts on a monthly basis; during 1999 the entire annual contract was recognized as written premium during the first quarter. This contract was renewed, through a competitive bidding process, in the early 2000; however, one of the other parties bidding for this work has appealed the awarding of this business to American Southern. While the Company is confident that it can defend any appeal, as a conservative measure American Southern is recognizing this premium on a monthly basis until the appeal is settled rather than recognizing the annual premium and offsetting this with unearned premium as was done in 1999.

Net earned premium for the quarter decreased $386,000 while for the first six months it is up $320,000. The contract discussed previously, when renewed, was done so at a lower rate than in the previous year. As a result of this rate reduction earned premium for the quarter declined slightly in comparison to the previous year. While American Southern renewed this contract at a lower rate, it is management's opinion that this contract will remain profitable. This reduction in earned premium is offset partially, particularly for the year to date period, by the increase in earned premium from American Southern's joint venture with the AAA of the Carolinas' Motor Club. This program began writing business in 1999 and as a result did not have a significant impact on earned premiums in the first quarter of 1999. Earned premiums from the joint venture were $821,000 in the second quarter of 2000 compared to $480,000 in the second quarter of 1999. For the year to date period earned premiums from this program were $1.6 million in 2000 compared to $678,000 in 1999.

The following is a break out of American Southern's earned premium by line of business for the second quarter and first six month of 2000 and the comparable periods in 1999 (in thousands):

                              Three months ended        Six months ended
                                 June 30,                 June 30,
                           ------------------------- -----------------------
                              2000         1999        2000        1999
                           ------------- ----------- ----------- -----------

Commercial automobile        $ 6,621     $  6,981     $ 13,527   $   13,801
Private passenger auto           821          480        1,640          678
General liability                827        1,124        1,791        2,298
Property                         722          792        1,698        1,557
Other                             15           15           28           30
                          ------------- ----------- ----------- -----------
                           $   9,006  $     9,392    $  18,684    $  18,364
                        ============= ===========   =========== ===========


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

The following is a break-out of the loss and expense ratios of American Southern for the second quarter and first six months of 2000 and for the comparable periods in 1999:

                         Three months ended       Six months ended
                              June 30,                June 30,

                       ------------------------  --------------------
                          2000        1999         2000      1999
                       ------------------------  --------------------

Loss ratio                   71.2%       79.7%       67.6%     72.4%
Expense ratio*               30.1%       21.1%       31.3%     25.1%
                       ------------------------  --------------------

Combined ratio              101.3%      100.8%       98.9%     97.5%
                       ========================  ====================

*Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the second quarter and year to date period represents an improvement over the comparable periods in 1999. This improvement is caused, in part, by improving results on the Company's private passenger automobile line. The increase in the expense ratio is due in part to an increase in the company's private passenger auto line of business on which the company pays a 15% commission. This commission exceeds the company's commission on its other lines of business; however, it is competitive with the industry. In addition, much of American Southern's business is written with a profit sharing arrangement that rewards the company's agents for writing profitable business, as a result a lower loss ratio results in a higher commission paid to the agent.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as "Association Casualty") are presented for the first six months of 2000; however, since the Company did not own these companies during the first half of 1999 no comparative information is presented.

The following is a summary of Association Casualty's premiums for the second quarter and first six months of 2000 (in thousands):

                             Three months Six months

                            ended                 ended
                        June 30, 2000            June 30, 2000
                        --------------          ----------------
Gross written premiums         6,849                   11,854
Ceded premiums                (1,763)                  (2,116)
                      ----------------           -------------
Net written premiums           5,086                    9,738
                       =================      ================

Net earned premiums        $   4,618           $        8,986
                       =================      ================


Association Casualty writes predominately workers' compensation insurance in the state of Texas (95% of net earned premiums). The Texas' workers compensation market remains extremely competitive; however, Association Casualty has been successful in attracting new business and in increasing the rates it is charging for renewal business. Compared to the first six months of 1999 (preacquisition) net written premiums are up 18.3%.

The following is the loss and expense ratio for Association Casualty for the first quarter of 2000:

                             Three months Six months

                            ended             ended
                        June 30, 2000     June 30, 2000

                       ----------------   ---------------

Loss ratio                       68.0%           75.1%
Expense ratio*                   33.6%           35.3%
                       ---------------- ---------------

Combined ratio                  101.6%          110.4%
                       ================ ===============

*Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

Association Casualty continues to be adversely impacted by the liberal interpretation of workers' compensation laws in the State of Texas. The company is also seeing an increase in the number of claims that are being reported for second surgeries. The company has been taking action to increase its pricing and the impact of this action is being seen in increased premiums and a lower ratio. The loss ratio for the quarter improved to 68.0% from 82.6% for the first quarter of 2000. In addition, the frequency of severe claims decreased during the second quarter as compared to the first quarter.

Georgia Casualty

The following is a summary of Georgia Casualty's premiums for the second quarter and first six months of 2000 and the comparable periods in 1999 (in thousands):

                             Three months ended         Six months ended
                                  June 30,                  June 30,
                       ------------------------- --------------------------
                             2000        1999          2000         1999
                       ------------------------- --------------------------

Gross written premiums      9,602      6,248         20,623       13,065
Ceded premiums             (1,022)    (1,484)        (1,840)      (2,871)
                       ------------ ---------- ------------- -----------
Net written premiums    $   8,580   $  4,764      $  18,783     $ 10,194
                       ============  =========   ==========    =========

Net earned premiums    $    7,364   $  4,778     $   13,789     $  9,340
                       ============ ==========   =========== ===========


Gross written premiums at Georgia Casualty increased $3.4 million or 53.7% during the second quarter of 2000 and $7.6 million or 57.8% during the first six half of 2000. The increase in premium is the result of several factors. First, the company, beginning in the first quarter of 2000, began evaluating and underwriting insurance for large associations and other homogenous risks. In addition, the company has been aggressively increasing premiums on its renewal business and has been pricing new business at rates higher than those used a year ago. Lastly, the new management team at Georgia Casualty, through its relationship with the insurance community, has broadened the agency force used by the company. The decline in ceded premium is the result of the discontinuation of the stop-loss reinsurance agreement that the company put in place in the first quarter of 1999. Due to the improved results seen by Georgia Casualty, the protection offered by the stop loss agreement is, in the opinion of management, no longer necessary.

The following is a break-out of Georgia Casualty's earned premium by line of business for the second quarter and first six months of 2000 and the comparable periods in 1999 (in thousands):

                          Three months ended         Six months ended
                               June 30,                  June 30,

                       ------------------------- --------------------------
                           2000        1999          2000         1999
                       ------------------------- --------------------------

Workers' compensation    $  4,454    $ 3,228      $   8,485    $   6,216
General liability             663        294          1,239          596
Commercial multi-peril        973        364          1,714          758
Commercial automobile       1,209        747          2,217        1,468
Property                       65        145            134          302
                      -----------  ---------       --------     --------
                         $  7,364  $   4,778      $  13,789    $   9,340
                       ========== ============ =============== ========

The following is a break out of Georgia Casualty's loss and expense ratios for the second quarter and first six months of 2000 and the comparable periods in 1999:

                          Three months ended         Six months ended
                               June 30,                  June 30,

                       ------------------------- --------------------------
                          2000         1999          2000         1999
                       ------------------------- --------------------------

Loss ratio                   71.7%        79.6%         70.3%        78.5%
Expense ratio                36.5%        41.3%         36.6%        40.8%
                       ------------------------- --------------------------

Combined ratio              108.2%       120.9%        106.9%       119.3%
                       ========================= ==========================

The loss ratio declined to 71.7% in the second quarter of 2000 from 79.6% in the second quarter of 1999 and from 78.5% for the first six months of 1999 to 70.3% for the comparable period in 2000. The primary reason for the decline is the complete elimination, during the latter part of 1999, of two underwriting programs the performance of which was substandard. In addition, the company is seeing the benefits of the increased rates that began in the fourth quarter of 1999. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing). The expense ratio for the quarter declined to 36.5% from 41.3%, and to 36.6% from 40.8% for the year to date period, primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity's premiums for the second quarter and first six months of 2000 and the comparable periods in 1999 (in thousands):

                           Three months ended          Six months ended
                               June 30,                   June 30,
                    ------------------------- ----------------------------
                            2000        1999          2000          1999
                    ------------------------- ----------------------------

Medicare supplement      $  7,598   $  6,227       $ 14,992     $ 12,169
Other health                  751        815          1,516        1,652
Life                        3,474      3,158          6,723        6,188
                  --------------- ---------    ------------ ------------
Total all lines         $  11,823  $  10,200     $   23,231     $ 20,009
                        =========     ======         ======     ========


Premium revenue at Bankers Fidelity increased $1.6 million or 15.9% during the second quarter of 2000 and $3.2 million or 16.1% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business which increased 22.0% for the quarter and 23.2% for the year. During 1999, Bankers Fidelity expanded its Medicare supplement product into additional states which, over the course of the year, increased the sales of this product. The effects of this expansion are now being fully seen. In addition, during the fourth quarter of 1999 and first quarter of 2000 Bankers Fidelity implemented rate increases on this product, in some cases up to 30%. While the full effect of these rate increases is just now being been seen on renewal business, it is being reflected in the new business written by the company. In spite of these rate increases, the renewal rate on this product was in excess of 86% for the year. Bankers Fidelity is also continuing to see increased sales of its life products. The major marketing effort at Bankers Fidelity continues to be on this product line.

The following summarizes Bankers Fidelity's operating expenses for the second quarter and first six months of 2000 and the comparable periods in 1999 (in thousands):

                           Three months ended          Six months ended
                                June 30,                   June 30,
                        ------------------------- ----------------------------
                             2000        1999          2000          1999
                      ------------------------- ----------------------------

Benefits and losses     $   8,566    $  7,088      $  16,908     $  14,008
Commission and other
expenses                    3,892       3,776          7,734         7,436
                          --------    -------  -------------      --------

Total expenses          $  12,458      10,864         24,642        21,444
                        =========== ===========  ============    =========


The increase in both benefits and losses and commission and other expenses is directly attributable to the increase in premiums. Benefits and losses are up 20.9% for the quarter and 20.7% for the year, slightly out pacing the increase in premiums. As a percentage of premiums, benefits and losses were 72.4% for the quarter and 72.8% for the year compared to 69.5% in the second quarter of 1999 and 70.0% for the first six months of 1999. The increase is primarily attributable to increased medical costs. The rate increases that Bankers Fidelity has put in place will ultimately mitigate the increases in medical costs; however, it will take several quarters before the full effect of the rate increases is seen.

As a result of an effort to reduce commission costs as well as streamline expenses, commission and other expenses increased only 3.1% during the quarter and 4.0% year to date. As a percentage of premium, these expenses were 32.9% for the second quarter of 2000 compared to 37.0% in the second quarter of 1999. Year to date this ratio improved to 33.3% from 37.2% in 1999.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter increased $980,000 over the second quarter of 1999 and increased $2.1 million year to date. The addition of Association Casualty accounted for $612,000 of the increase for the quarter and $1.2 million of the year to date increase. The Company also benefited from a significant gain in a real estate partnership in which it is involved. The investment, which is accounted for under the equity method, generated income of approximately $634,000 during the first half of 2000. To take advantage of the steepening yield curve the company shifted securities from short-term to longer-term securities. This also contributed to the increase in investment income for the quarter.

The Company recognized a $20,000 realized loss for the quarter. Management continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of 2000 increased significantly compared to 1999. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During the first quarter of 2000, the Company paid down $1.0 million on the revolver, leaving $25.0 million outstanding under the facility. This debt, coupled with the $25 million variable rated demand bonds entered into during the second quarter of 1999, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt at June 30, 2000 to $50.0 million, up from $26.0 million in the first quarter of 1999. In addition both the base interest rate, LIBOR, and the interest rate margin increased over the prior year. The interest rate on both the revolver and the bonds is variable and is tied to 30-day LIBOR.

OTHER EXPENSES AND TAXES

The increase in other operating expenses during the quarter and year is attributable to the inclusion of Association Casualty, beginning in the third quarter of 1999.

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

The Company's insurance subsidiaries reported a combined statutory income of $1.4 million for the first six months of 2000 compared to statutory net income of $2.2 million for the first six months of 1999. The reasons for the decrease in statutory earnings in the first half of 2000 are the same as those discussed in "Results of Operations" above. Statutory results are further compounded by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At June 30, 2000, the Company had accrued, but unpaid dividends on the Series B Stock totaling $5.4 million.

On June 24, 1999, the Company issued $25.0 million in Taxable Variable Rate Demand Bonds, Series 1999 (the "Bonds") to replace the Company's existing bank facility. The Bonds will mature on July 1, 2009 and pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a Letter of Credit issued by Wachovia Bank, N.A. The cost of the Letter of Credit and its associated fees was 325 basis points at June 30, 2000, making the effective cost of the bonds LIBOR plus 325 basis points. The credit facility that was replaced by the Bonds was a term loan with an interest rate of prime less 50 basis points and would have matured December 31, 2000.

On July 1, 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. to finance a portion of its acquisition of Association Casualty. The revolver has a five-year term and requires no principal payments until maturity. The interest rate on the revolver is 30-day LIBOR plus 325 basis points at June 30, 2000. The Company paid down $1.0 million on this facility during the first quarter of 2000, reducing the outstanding balance to $25.0 million.

The Company is required, under both credit facilities, to meet certain debt covenants including maintaining certain ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest, debt to EBITDA and debt to total capitalization. The Company was in compliance with all of its debt covenants at June 30, 2000.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2000 increased slightly over the first quarter of 1999. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $35 million at June 30, 2000.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At June 30, 2000, Georgia Casualty had $6.2 million of accumulated statutory earnings, American Southern had $19.5 million of accumulated statutory earnings, Association Casualty had $13.8 million of accumulated statutory earnings, and

Bankers Fidelity had $12.4 million of accumulated statutory earnings.

Net cash provided by operating activities was $6.4 million in the first half of 2000 compared to net cash used in operating activities of $385,000 in the first half of 1999. Cash and short-term investments decreased from $34.3 million at December 31, 1999, to $20.3 million at June 30, 2000, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $209.3 million due to the shift from short-term investments.

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

                                 PART II. OTHER INFORMATION

                       ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk
-------------------------------------------------------------------

    Due to nature of the Company's business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company's investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices.

    Refer to our annual Report on Form 10-K for the year December 31, 1999 for a detailed disclosure about Quantitative and qualitative disclosures concerning market risk. Quantitative and qualitative disclosures about market risk have not materially changed since December 31, 1999.

Item 4.  Submission of matters to a vote of security-holders.
-------------------------------------------------------------

   On May 2, 2000, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, and the appointment of Arthur Andersen LLP as the Company's auditors.

          Election of Directors                           Shares Voted

-------------------------------------------    -----------------------------

Director Nominee                                      For            Withheld
----------------                                      ---            --------
J. Mack Robinson                                  19,161,012          179,629
Hilton H. Howell, Jr.                             19,283,871           56,770
Samuel E. Hudgins                                 19,155,591          185,050
D. Raymond Riddle                                 19,284,598           56,043
Harriett J. Robinson                              19,160,880          179,761
Scott G. Thompson                                 19,284,486           56,155
Mark C. West                                      19,284,698           55,943
William H. Whaley, M.D.                           19,283,189           57,452
Dom H. Wyant                                      19,154,184          186,457
Edward E. Elson                                   19,265,765           74,876
Harold K. Fischer                                 19,164,897          175,744



    Appointment of Independent Public                     Shares Voted
               Accountants

-------------------------------------------    --------------------------------

                                                   For       Against     Abstain

Arthur Andersen LLP                            19,307,007    10,541      23,093

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)   The following exhibits are filed herewith:


            Exhibit 10.1 First Admendment to Credit Agreement, between the
                         Company and Wachovia Bank, N.A., dated as of March 24, 2000.

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

                              ATLANTIC AMERICAN CORPORATION
                              -----------------------------
                                                 (Registrant)




                                       /s/

Date:  August 10, 2000        By: ---------------------------
                                  Edward L. Rand, Jr.
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)