Form 10-Q
period 2000-09-30
ATLANTIC AMERICAN CORP
filed 2000-11-14
CIK 8177

---------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------


                                 FORM 10-Q

                                -----------

          |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended September 30, 2000

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 10, 2000, was 21,058,617.

---------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX

Part 1.     Financial Information                                   Page No.
---------------------------------                                   --------

Item 1.     Financial Statements:

      Consolidated Balance Sheets -
      September 30, 2000 and December 31, 1999                         2

      Consolidated Statements of Operations -
      Three months and nine months ended September 30, 2000            3
      and 1999

      Consolidated Statements of Shareholders' Equity -
      Nine months ended September 30, 2000 and 1999                    4

      Consolidated Statements of Cash Flows -
      Nine months ended September 30, 2000 and 1999                    5

      Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of  Financial
            Condition and Results of Operations                        10

Item 3.   Quantitative and Qualitative Disclosures About               17
Market Risk


Part II.    Other Information

Item 6.     Exhibits and reports on Form 8-K                           18


Signature                                                              19

                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

              ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

(Unaudited; In thousands, except share and  per share data)

                                                           September    December
                                                              30,          31,

                                                              2000        1999
                                                          ----------------------
 Cash, including short-term investments
   of $10,756 and    $22,471                              $ 24,194     $ 34,306
                                                         -----------------------
 Investments:
    Bonds (cost: $161,487 and $143,220)                    156,694      137,000
    Common and preferred stocks (cost:
        $32,686 and $31,183)                                43,731       48,684
    Other invested assets (cost: $6,102 and $4,943)          6,415        5,717
    Mortgage loans                                           3,565        3,645
    Policy and student loans                                 2,793        3,749
    Real estate                                                 46           46
                                                        ------------------------
       Total investments                                   213,244      198,841
                                                        ------------------------
 Receivables:
    Reinsurance                                             41,631       39,287
    Other (net of allowance for bad debts: $1,251 and
      $1,717)                                               40,465       28,478
Deferred income taxes, net                                   5,400        4,299
 Deferred acquisition costs                                 23,579       20,398
 Other assets                                                4,980        5,074
 Goodwill                                                   19,497       20,461
                                                        ------------------------
       Total assets                                      $ 372,990     $351,144
                                                        ========================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                                $ 41,727     $ 40,093
    Unearned premiums                                       47,438       34,293
    Losses and claims                                      132,931      126,556
    Other policy liabilities                                 4,678        4,203
                                                        ------------------------
       Total policy liabilities                            226,774      205,145
 Accounts payable and accrued expenses                      18,349       16,051
 Debt payable                                               50,000       51,000
                                                        ------------------------
        Total liabilities                                  295,123      272,196
                                                        ------------------------

Commitments and contingencies (Note 8)
 Shareholders' equity:
  Preferred stock, $1 par, 4,000,000 shares authorized;
    Series B preferred, 134,000 shares issued and
    outstanding, $13,400 redemption value                     134          134
  Common stock, $1 par, 30,000,000 shares authorized;
    21,412,138 shares issued in 2000 and 1999 and
    21,039,123 outstanding in 2000 and 21,026,786
    shares outstanding in 1999                             21,412       21,412
    Additional paid-in capital                             54,773       55,677
    Accumulated deficit                                    (1,305)      (4,558)
    Accumulated other comprehensive income - unrealized     4,267        7,836
investment gains, net
    Treasury stock, at cost, 373,015 shares in 2000 and    (1,414)      (1,553)
385,352 shares in 1999
                                                         -----------------------
         Total shareholders' equity                        77,867       78,948
                                                        ------------------------
     Total liabilities and shareholders' equity         $ 372,990     $351,144
                                                        ========================

                The accompanying  notes  are an  integral  part of  these
                           consolidated financial statements.

              ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended    Nine Months Ended
                                                  September 30,          September 30,
                                             --------------------------------------------

(Unaudited; In thousands, except per share       ------     ------     -----      ----
data)                                            2000       1999       2000       1999
                                                 -----      -----      -----      ----
Revenue:
  Insurance premiums                            $34,737   $ 29,587   $99,427   $ 77,300
  Investment income                               3,642      3,409    11,488      9,143
  Realized investment gains, net                     15        181       542      1,660
 Other income                                       264        297       937        687
                                            -------------------------------------------
      Total revenue                              38,658     33,474   112,394     88,790
                                            -------------------------------------------

Benefits and expenses:
  Insurance benefits and losses incurred         24,909     21,996    71,480     56,625
  Commissions and underwriting expenses           9,375      8,674    27,204     22,092
  Interest expense                                1,030        928     3,131      1,858
  Other                                           1,897      2,514     6,331      6,705
                                            -------------------------------------------
      Total benefits and expenses                37,211     34,112   108,146     87,280
                                            -------------------------------------------

Income (loss) before income tax (benefit)         1,447       (638)    4,248      1,510
   expense

Income tax (benefit) expense                        (48)        49       890         93
                                            -------------------------------------------

      Net income (loss)                          $1,495   $   (687)   $3,358    $ 1,417
                                            ===========================================

Net income (loss) per common share
    (basic and diluted)                          $  .06   $   (.05)   $  .12    $   .03

                                            ===========================================

Weighted average common
 shares outstanding, basic                       21,035     20,893    21,024     19,693
                                            ===========================================

Weighted average common shares
 outstanding, diluted                            21,035     20,893     21,041    20,022
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

                          ATLANTIC AMERICAN CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (Unaudited; Amounts in thousands)

                                                                            Net
                                                            Additional   Unrealized
                                        Preferred   Common   Paid-in    Accumulated   Investment   Treasury
Nine Months Ended September 30,2000        Stock     Stock   Capital       Deficit       Gains      Stock     Total
------------------------------            ------   -------  ---------   --------      ---------    -------   -------
Balance, December 31, 1999                 $ 134  $ 21,412   $ 55,677   $ (4,558)    $ 7,836     $ (1,553)   $ 78,948

Comprehensive income (loss):
   Net income                                                              3,358                                3,358
   Decrease in unrealized investment gains                                            (5,491)                  (5,491)
   Deferred income tax benefit attributable
   to other comprehensive loss                                                         1,922                    1,922
                                                                                                              -------
Total comprehensive loss                                                                                         (211)
                                                                                                              -------

Dividends accrued on preferred stock                             (904)                                           (904)
Purchase of shares for treasury                                                                       (76)        (76)
Issuance of shares for employee benefit plans
   and stock options                                                        (105)                     215         110

                                         ------- --------- ----------  ---------     -------      -------    --------
Balance, September 30, 2000                $ 134  $ 21,412   $ 54,773   $ (1,305)    $ 4,267     $ (1,414)   $ 77,867
                                         ======= ========= ==========    =======     =======      =======     =======

Nine Months Ended September 30, 1999
------------------------------

Balance, December 31, 1998                 $ 134  $ 19,406   $ 50,406  $ (15,213)   $ 28,786     $ (1,302)   $ 82,217

Comprehensive income (loss):
   Net income                                                              1,417                                1,417
   Decrease in unrealized investment gains                                           (11,454)                 (11,454)
                                                                                                              -------

Total comprehensive loss                                                                                      (10,037)
                                                                                                              -------

Stock issued for acquisition of
   Association  Casualty                             2,008      6,477                                           8,485
Dividends accrued on preferred stock                             (905)                                           (905)
Purchase of shares for treasury                                                                     (602)        (602)
Issuance of shares for employee
   benefit plans and stock options                                (16)       (37)                    191          138

                                         ------- ---------   --------    -------     -------      -------   ---------
Balance, September 30, 1999                $ 134  $ 21,414   $ 55,962  $ (13,833)   $ 17,332     $ (1,713)   $ 79,296
                                         ======= =========   ========  =========   =========      =======     =======


                        The accompanying  notes  are an  integral  part of
                                these consolidated financial statements.
                                       -4-

                ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,

                                                     ---------------------------
                                                              2000         1999

                                                      --------------------------
(Unaudited; In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                               $3,358      $ 1,417
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of deferred acquisition costs            11,885        8,801
      Acquisition costs deferred                           (15,066)     (10,711)
      Realized investment gains                               (542)      (1,660)
      Increase in insurance reserves                        21,629       14,420
      Depreciation and amortization                          1,270        1,097
      Deferred income tax expense                              820            -
      Increase in receivables, net                         (14,333)     (11,857)
      Increase (decrease) in other liabilities               1,859          (13)
      Other, net                                              (976)        (278)
                                                    ----------------------------
         Net cash provided by operating activities           9,904        1,216
                                                    ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from investments sold or matured                 8,382       34,450
   Investments purchased                                   (27,065)     (50,363)
   Additions to property and equipment                        (274)        (547)
   Acquisition of American Independent                           -          197
   Acquisition of Association Casualty                         (93)     (18,836)
                                                     ---------------------------
                                                    ----------------------------
     Net cash used by investing activities                 (19,050)     (35,099)
                                                    ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                     110          135
   Purchase of treasury shares                                 (76)        (602)
   Proceeds from bank financing                                  -       50,000
   Repayments of debt                                       (1,000)     (25,000)
                                                    ----------------------------
     Net cash (used) provided by financing
         activities                                           (966)      24,533
                                                    ----------------------------

Net decrease in cash and cash equivalents                  (10,112)      (9,350)
Cash and cash equivalents at beginning of period            34,306       32,385
                                                    ----------------------------
Cash and cash equivalents at end of period                 $24,194     $ 23,035
                                                    ============================

Supplemental cash flow information:

Cash paid for interest                                     $ 3,141      $ 1,973
                                                    ============================
Cash (received) paid for income taxes                       $ (509)      $  131
                                                    ============================


                The  accompanying  notes  are an  integral  part of
                         these consolidated financial statements.

               ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited; In thousands)

Note 1.     Basis of presentation.
-------

    The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Note 2.  Impact of recently issued accounting standards.
-------

   The Financial Accounting Standards Board has issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for recognition and measurement of derivatives and hedging activity. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes specific accounting methods for hedges. Changes in the value of most derivatives and hedges will be included in earnings in the period of the change. In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS 137, which defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued Statement 138 which amends SFAS 133. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for years beginning after June 15, 2000. The Company intends to adopt SFAS 133, on January 1, 2001. Management does not believe the adoption of SFAS 133, as amended, will have a material effect on the Company's financial condition or results of operations.

Note 3.  Segment Information

   The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company's revenue and pretax income (loss) for the quarter and year-to-date periods ended September 30, 2000 and 1999.


        Revenues

                                  Three Months Ended           Nine Months Ended
                                      September 30,               September 30,
                                ---------------------         ------------------
                                2000        1999              2000        1999
                             ----------  -----------      --------      -------
American Southern             $  10,763    $  11,097      $  32,013    $ 31,725
Association Casualty              6,311        4,760         16,828       4,760
Georgia Casualty                  8,228        5,455         23,494      16,666
Bankers Fidelity                 13,285       12,050         39,586      35,055
Corporate and Other               1,264        1,314          4,991       4,235
Adjustments and
 eliminations                    (1,193)      (1,202)        (4,518)     (3,651)
                                -------      -------        -------      -------
Consolidated results           $ 38,658    $  33,474      $ 112,394    $ 88,790
================================================================================
                                       -6-

  Income (loss) before
  income tax provision

                              Three Months Ended           Nine Months Ended
                                September 30,                 September 30,
                              --------------------         -------------------
                               2000         1999            2000        1999
                             ----------   ----------      ---------   ----

American Southern              $  1,587     $  1,822       $  4,290    $  4,465
Association Casualty                576          399            555         399
Georgia Casualty                  (593)       (2,261)           (78)     (2,191)
Bankers Fidelity                  1,271        1,153          2,930       2,713
Corporate and Other              (1,394)      (1,751)        (3,449)     (3,876)
                                -------      -------        -------     -------
Consolidated results            $ 1,447     $   (638)       $ 4,248    $  1,510
================================================================================


Note 4. Credit Arrangements

   The Company is a party to a five-year revolving credit facility that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.75% at September 30, 2000. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

   The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a thirteen-month letter of credit issued by Wachovia Bank, N.A. The cost of the letter of credit and its associated fees are 2.75%, making the effective rate on the Bonds LIBOR plus 2.75% at September 30, 2000. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity.

   Beginning October 1, 2000, as a result of the Company meeting certain financial objectives set forth in its credit facility, the margin on the revolving credit facility has been decreased to 2.50% and the cost of the letter of credit has been decreased to this same level. The margin on the revolving credit facility and the cost of the letter of credit can be further reduced if the Company meets certain additional financial objectives during 2000. The Company is in compliance with all debt covenants at September 30, 2000 and expects to remain in compliance for the remainder of 2000.

Note 5.  Reconciliation of Other Comprehensive Loss
-------
                                                              September 30,
                                                            2000         1999
                                                           ---------------------

Gain on sale of securities
    included in net income                                $    542     $  1,660
                                                        ========================

Other comprehensive loss:
     Net pre-tax unrealized loss
        arising during year                              $  (4,949)    $ (9,794)
     Reclassification adjustment                              (542)      (1,660)
                                                        ------------------------
     Net pre-tax unrealized loss
       recognized in other comprehensive loss               (5,491)     (11,454)


     Deferred income tax benefit attributable to
 other comprehensive loss                                    1,922            -
                                                     ---------------------------

Net unrealized loss recognized in other
   comprehensive loss                                       (3,569)     (11,454)
                                                     ===========================

Note 6. Acquisition.
-------

   On July 1, 1999, the Company acquired 100% of the outstanding stock of Association Casualty Insurance Company ("ACIC") and Association Risk Management General Agency ("ARMGA"), for a combined price of $32,958 with $8,483 of the purchase price paid in the form of common stock of the Company and the remaining $24,475 paid in cash obtained from borrowings under the Company's revolving credit facility. The acquisition of both ACIC and ARMGA were accounted for using the purchase method of accounting. Accordingly, the Company has allocated the purchase price of those two companies based on the fair value of the assets acquired and liabilities assumed, and their results of operations are included in the consolidated results of operations since the date of acquisition.

   The following summarizes the Company's pro-forma unaudited results of operations for the nine months ended September 30, 1999, assuming the purchase of ACIC and ARMGA had been consummated as of January 1, 1999:

                                    Nine months ended
                                       September 30,

                                          1999
                                       --------------
Revenue                                  $ 99,781
Net income                                    868
Per common share data:
  Basic earnings per share                   0.00
  Diluted earnings per share                 0.00

   This pro-forma financial information has been prepared for informational purposes only and is not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999, nor is it indicative of results of operations that may be obtained in the future.

Note 7.  Earnings per common share

   A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

                                      Three Months Ended       Nine Months Ended
                                         September 30,          September 30,
                                       ---------------       -------------------

(In thousands, except per
      share data)                       2000     1999         2000        1999
                                      -------------------  ---------------------
Basic Earnings Per Common Share

     Net income                      $ 1,495    $ (687)    $ 3,358      $ 1,417

     Less preferred stock
            dividends                   (301)     (301)       (904)        (905)
                              -------------------------   ----------------------

     Net income (loss)
       applicable to
       common  shareholders         $  1,194    $ (988)   $  2,454        $ 512
                              =========================   ======================

     Weighted average common
         shares outstanding           21,035    20,893      21,024       19,693

                              =========================   ======================

    Net income (loss) per
      common share                  $   .06    $  (.05)    $   .12       $  .03
                              =========================   ======================

Diluted Earnings Per Common Share:
   Net income (loss) applicable to
   common shareholders            $   1,194     $ (988)   $  2,454        $ 512
                              =========================   ======================

   Weighted average common
     shares outstanding              21,035     20,893      21,024       19,693


Effect of dilutive stock
    options                               -          -          17          329
                              -------------------------   ----------------------

Weighted average common shares
    outstanding adjusted for
    dilutive stock options           21,035     20,893      21,041       20,022
                              =========================   ======================

Net income (loss) per common
  share                            $   .06   $   (.05)    $   .12      $   .03
                              =========================   ======================
                                          -8-

Outstanding stock options of 806,000 and 1,146,000 for the nine months and quarter ended September 30, 2000 were excluded from the earnings per common share calculation since their impact was antidilutive. In 1999 outstanding stock options of 11,000 for the nine months ended September 30, 1999 were excluded from the earnings per common share calculation since their impact was antidilutive. For the three months ended September 30, 1999 outstanding stock options of 342,000 plus 164,000 equivalent shares were excluded from the earnings per common share calculations since their impact was antidilutive. The assumed conversion of the Series B Preferred stock was excluded from the earnings per common share calculation for 2000 and 1999 since its impact was antidilutive.

Note 8.  Commitments and Contigencies

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

Note 9.   Prior year Reclassifications

Certain reclassifications have been made to the 1999 balances to conform with the 2000 presentation.

                                     ITEM 2.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the Company earned $1.5 million, or $0.06 per diluted share, during the third quarter of 2000 compared to a net loss of $687,000, or a loss of $0.05 per diluted share, during the third quarter of 1999. Year-to-date net income was $3.4 million or $0.12 per share compared to net income of $1.4 million or $0.03 per share for the first nine months of 1999. Pre-tax income increased to $1.5 million during the third quarter of 2000 from a loss of $638,000 for the comparable period in 1999. For the first nine months of 2000 pre-tax income was $4.3 million compared to $1.5 million in the first nine months of 1999.

The Company, beginning in the first quarter of 2000, is recognizing a deferred tax provision as a result of the Company's year-end 1999 reassessment of its valuation reserve related to the Company's net operating loss carryforwards. In addition, during the third quarter of the current year results were favorably impacted by a $537,000 deferred tax benefit related to the reduction of the Company's valuation allowance. The reduction in the valuation allowance is the result of the utilization of net operating loss carryforwards that would have expired in 1987. For a further discussion of the Company's valuation allowance, refer to note 5 of the Company's consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern's premiums for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                          Three months ended          Nine months ended
                            September 30,               September 30,
                       ------------------------- ----------------------------
                           2000         1999         2000          1999
                       ------------- ----------- ----------------------------

Gross written premiums   $ 19,650     $  8,472     $ 40,922      $ 36,107
Ceded premiums             (1,312)      (2,103)      (3,867)       (4,666)
                       ------------- ----------- ----------------------------
Net written premiums    $  18,338     $  6,369     $ 37,055      $ 31,441
                       ============= =========== ============================
Net earned premiums     $   9,557     $  9,879     $ 28,241      $ 28,243
                       ============= =========== ============================

Gross written premiums at American Southern increased $11.2 million for the quarter and $4.8 million for the year to date period. During the first six months of 2000, American Southern had been recognizing the premium of one of its larger contracts on a monthly basis instead of recording the entire premium in the first quarter and offsetting it with unearned premium as was done in 1999. This contract was renewed, through a competitive bidding process, in early 2000; however, one of the other parties bidding for this particular contract appealed the award of this business to American Southern and, as a result, American Southern had been recognizing this premium using a more conservative measure. The Company is confident at this time that it can defend any appeal. Therefore, during the third quarter the Company recognized, as written premium, the remaining premium balance on this contract, which accounts for the quarter to quarter increase. The increase in gross written premium for the year to date period is a change in the aforementioned contract that extends the annual premium through May, whereas in the prior year the contract ran from February to February.

Net earned premium for the quarter decreased $322,000 and was flat for the first nine months of 2000. The contract discussed
                                      -10-
previously, when renewed, was done so at a lower rate than in the previous year. As a result of this rate reduction earned premium for the quarter declined slightly in comparison to the previous year. While American Southern renewed this contract at a lower rate, it is management's opinion that this contract will remain profitable. This reduction in earned premium is offset partially, particularly for the year to date period, by the increase in earned premium from American Southern's joint venture with the AAA of the Carolinas' Motor Club. This program began writing business during 1999 and as a result did not have a significant impact on earned premiums in the first half of 1999. Earned premiums from the joint venture were $815,000 in the third quarter of 2000 compared to $793,000 in the third quarter of 1999. For the year to date period earned premiums from this program were $2.5 million in 2000 compared to $1.5 million in 1999.

The following is American Southern's earned premium by line of business for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                       Three months ended       Nine months ended
                         September 30,            September 30,
                    ------------------------- -----------------------
                         2000         1999        2000        1999
                    ------------- ----------- ----------- -----------

Commercial automobile   $ 7,060         7,312      20,587     21,113
Private passenger auto      815           793       2,455      1,471
General liability           836           980       2,627      3,278
Property                    828           778       2,526      2,335
Other                        18            16          46         46
                    ------------- ----------- ----------- -----------
                       $  9,557         9,879      28,241     28,243
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

The following is the loss and expense ratios of American Southern for the third quarter and first nine months of 2000 and for the comparable periods in 1999:

                         Three months ended       Nine months ended
                            September 30,           September 30,

                       ------------------------  --------------------
                          2000        1999         2000      1999
                       ------------------------  --------------------

Loss ratio                   72.8%       66.0%       69.4%     70.2%
Expense ratio*               22.8%       27.3%       28.4%     25.8%
                       ------------------------  --------------------

Combined ratio               95.6%       93.3%       97.8%     96.0%
                       ========================  ====================

*Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the third quarter was 72.8% compared to 66.0% in the third quarter of 1999. American Southern was impacted by an abnormally high occurrence of automobile claims during the first two months of the third quarter. The decline in the expense ratio for the quarter is a function of American Southern's profit sharing arrangements that compensate the Company's agents based upon the profitability of the business they write.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as "Association Casualty") are presented for the first nine months of 2000; however, since the Company did not own these companies during the first half of 1999 year to date comparative information is not presented for the year to date period.

The following is a summary of Association Casualty's premiums for the third quarter of 2000 and the comparable quarter in 1999 and the first nine months of 2000 (in thousands):

                         Three months ended           Nine Months ended
                            September 30,                September 30,
                       -----------------------        -----------------
                          2000         1999                 2000
                     --------------  --------              ----------

Gross written
  premiums            $  6,475       $   4,670           $  17,239
Ceded premiums            (594)           (401)             (1,620)
                   --------------  -------------       -----------------

Net written
premiums              $  5,881       $   4,269         $    15,619
                   ==============  =============      =================

Net earned
premiums              $  5,493       $   4,077          $   14,479
                   ==============  =============      =================


Association Casualty writes predominately workers' compensation insurance in the state of Texas (95% of net earned premiums). The Texas' workers compensation market remains extremely competitive; however, Association Casualty has been successful in attracting new business and in increasing the rates it is charging for renewal business. As a result of these efforts, the company has been able to increase gross written premiums by 39% over the comparable period in 1999.

The following is the loss and expense ratio for Association Casualty for the third quarter of 2000 and the comparable period in 1999 and the first nine months of 2000:

                          Three months ended         Nine months ended
                            September 30,              September 30,
                          ----------------           ------------------
                           2000         1999              2000
                       ------------- -----------     ----------------


Loss ratio                70.6%        74.6%               77.5%
Expense ratio*            28.2%        24.3%               28.5%
                       ------------- -----------     ----------------
Combined ratio            98.8%        98.9%              106.0%
                       ============= ===========    ================

*Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

Association Casualty continues to be adversely impacted by the liberal interpretation of workers' compensation laws in the State of Texas. The company is also seeing an increase in the number of claims that are being reported for second surgeries. The company has taken action to increase its pricing and the impact of this action is being seen in increased premiums and a lower loss ratio.

Georgia Casualty

The following is a summary of Georgia Casualty's premiums for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                          Three months ended         Nine months ended
                            September 30,              September 30,
                       ------------------------- --------------------------
                            2000        1999          2000         1999
                       ------------------------- --------------------------

Gross written premiums    $ 6,407      $ 6,513      $ 27,030     $  19,579
Ceded premiums             (1,021)      (1,534)       (2,860)       (4,404)
                       ------------------------- --------------------------
Net written premiums     $  5,386      $ 4,979      $ 24,170     $  15,175
                       ========================= ==========================

Net earned premiums      $  7,573      $ 5,014      $ 21,362     $  14,353
                       ========================= ==========================


Gross written premiums at Georgia Casualty decreased $106,000 during the third quarter of 2000 and increased $7.5 million or 38.1% during the first nine months of 2000. The increase in premium for the year to date period is the result of several factors. First, the company, beginning in the first quarter of 2000, began evaluating and underwriting insurance for large associations and other homogenous risks. In addition, the company has been aggressively increasing premiums on its renewal business and has been pricing new business at rates higher than those used a year ago. Lastly, the new management team at Georgia Casualty, through its relationships in the insurance industry, has broadened the agency force used by the company. During the third quarter, Georgia Casualty non-renewed a significant portion of its potential renewals. This action served to offset the premium growth stemming from the aforementioned initiatives and resulted in a slight decrease in written premium for the quarter. The decline in ceded premium is the result of the discontinuation of the stop-loss reinsurance agreement that the company put in place in the first quarter of 1999. Due to the improved results seen by Georgia Casualty, the protection offered by the stop loss agreement is, in the opinion of management, no longer necessary.

The following is Georgia Casualty's earned premium by line of business for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                          Three months ended         Nine months ended
                            September 30,              September 30,

                       ------------------------- --------------------------
                           2000        1999          2000         1999
                       ------------------------- --------------------------


Workers' compensation    $ 4,281     $  3,455      $ 12,766     $  9,671
General Liability            687          328         1,926          924
Commercial multi-peril     1,169          381         2,883        1,139
Commercial automobile      1,374          714         3,591        2,182
Property                      62          136           196          437
                       -----------  -----------  ---------- ------------
                        $  7,573      $ 5,014      $ 21,362     $ 14,353
                       ========================= ==========================

The following is Georgia Casualty's loss and expense ratios for the third quarter and first nine months of 2000 and the comparable periods in 1999:

                          Three months ended         Nine months ended
                            September 30,              September 31,

                       ------------------------- --------------------------
                          2000         1999          2000         1999
                       ------------------------- --------------------------

Loss ratio                   76.5%       108.7%         72.5%        89.0%
Expense ratio                40.0%        41.7%         37.8%        41.1%
                       ------------------------- --------------------------

Combined ratio              116.5%       150.4%        110.3%       130.1%
                       ========================= ==========================

The loss ratio declined to 76.5% in the third quarter of 2000 from 108.7% in the third quarter of 1999 and from 89.0% the first nine months of 1999 to 72.5% for the comparable period in 2000. The primary reason for the decline is the complete elimination during the latter part of 1999 of two underwriting programs, the performance of which was substandard. In addition, the company is seeing the benefits of the increased rates that began in the fourth quarter of 1999. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing). The expense ratio for the quarter declined to 40.0% from 41.7%, and to 37.8% from 41.1% for the year to date period, primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity's premiums for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                   Three months ended          Nine months ended
                     September 30,               September 30,

                ------------------------- ----------------------------
                    2000        1999          2000          1999
                ------------------------- ----------------------------

Medicare
  supplement     $ 8,006      $ 6,614       $  22,998     $ 18,784
Other health         693          787           2,209        2,439
Life               3,415        3,216          10,138        9,404
                ----------  -----------   ------------- ----------

Total all lines $ 12,114     $ 10,617       $  35,345     $ 30,627
                ========== ============= ============= ==========


Premium revenue at Bankers Fidelity increased $1.5 million or 14.1% during the third quarter of 2000 and $4.7 million or 15.4% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business which increased 21.0% for the quarter and 22.4% for the year. During 1999, Bankers Fidelity expanded its Medicare supplement product into additional states which, over the course of the year, increased the sales of this product. The effects of this expansion are now being realized. In addition, during the fourth quarter of 1999 and first quarter of 2000 Bankers Fidelity implemented rate increases on this product, in some cases up to 30%. While the full effect of these rate increases is just now beginning to impact renewal business, it is reflected in the new business written by the company. In spite of these rate increases, the renewal rate on this product was in excess of 86% for the year. Bankers Fidelity is also continuing to see increased sales of its life products. The major marketing effort at Bankers Fidelity continues to be on this product line.

The following summarizes Bankers Fidelity's operating expenses for the third quarter and first nine months of 2000 and the comparable periods in 1999 (in thousands):

                   Three months ended          Nine months ended
                     September 30,               September 30,

                ------------------------- ----------------------------
                    2000        1999          2000          1999
                ------------------------- ----------------------------

Benefits and
    losses       $   8,273    $  6,975      $  25,181    $   20,983
Commission and
   other Expenses    3,741       3,921         11,476        11,358
                ------------------------- ----------------------------

Total expenses      12,014      10,896         36,657        32,341
                ========================= ============================


The increase in both benefits and losses and commission and other expenses is directly attributable to the increase in premiums. Benefits and losses are up 18.6% for the quarter and 20.0% for the year, slightly out pacing the increase in premiums. As a percentage of premiums, benefits and losses were 68.3% for the quarter and 71.2% for the year compared to 65.7% in the third quarter of 1999 and 68.5% for the first nine months of 1999. The increase is primarily attributable to increased medical costs. The rate increases that Bankers Fidelity has put in place will ultimately mitigate the increases in medical costs; however, it will take several quarters before the full effect of the rate increases is seen.

As a result of an effort to reduce commission costs as well as streamline expenses, commission and other expenses decreased slightly during the quarter and are up only slightly year to date. As a percentage of premium, these expenses were 30.9% for the third quarter of 2000 compared to 36.9% in the third quarter of 1999. Year to date this ratio improved to 32.5% from 37.1% in 1999.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter increased 6.8% over the third quarter of 1999 and increased $2.3 million year to date. The addition of Association Casualty accounted for $1.4 million of the year to date increase. The Company also benefited from a significant gain in a real estate partnership in which it is involved. The investment, which is accounted for under the equity method, generated income of approximately $634,000 during the first nine months of 2000. To take advantage of the steepening yield curve the company has shifted securities from short-term to longer-term securities. This also contributed to the increase in investment income for the quarter.

The Company recognized a $15,000 realized gain for the quarter. Management continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of 2000 increased significantly compared to 1999. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During the first quarter of 2000, the Company paid down $1.0 million on the revolver, leaving $25.0 million outstanding under the facility. This debt, coupled with the $25 million variable rated demand bonds entered into during the second quarter of 1999, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt at June 30, 2000 to $50.0 million, up from $26.0 million in the first half 1999. In addition both the base interest rate, LIBOR, and the interest rate margin increased over the prior year. The interest rate on both the revolver and the bonds is variable and is tied to 30-day LIBOR.

OTHER EXPENSES AND TAXES

The decline in other expenses for the quarter is primarily attributable to a reduction in the bad debt reserve due to improvements as to the collectibility of certain receivables from agents with whom the company conducts business.

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

The Company's insurance subsidiaries reported a combined statutory income of $3.5 million for the first nine months of 2000 compared to statutory net income of $3.1 million for the first nine months of 1999. The reasons for the increase in statutory earnings in the first nine months of 2000 are the same as those discussed in "Results of Operations" above. Statutory results are further compounded by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At September 30, 2000, the Company had accrued, but unpaid dividends on the Series B Stock totaling $5.7 million.

On June 24, 1999, the Company issued $25.0 million in Taxable Variable Rate Demand Bonds, Series 1999 (the "Bonds") to replace the Company's existing bank facility. The Bonds will mature on July 1, 2009 and pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a Letter of Credit issued by Wachovia Bank, N.A. The cost of the Letter of Credit and its associated fees was 275 basis points at September 30, 2000, making the effective cost of the bonds LIBOR plus 275 basis points. The credit facility that was replaced by the Bonds was a term loan with an interest rate of prime less 50 basis points and would have matured December 31, 2000.

On July 1, 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. to finance a portion of its acquisition of Association Casualty. The revolver has a five-year term and requires no principal payments until maturity. The interest rate on the revolver is 30-day LIBOR plus 275 basis points at September 30, 2000. The Company paid down $1.0 million on this facility during the first quarter of 2000, reducing the outstanding balance to $25.0 million.

The Company is required, under both credit facilities, to meet certain debt covenants including maintaining certain ratios of earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest, debt to EBITDA and debt to total capitalization. The Company was in compliance with all of its debt covenants at September 30, 2000.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2000 increased slightly over the first quarter of 1999. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $35 million at September 30, 2000.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are limited to the accumulated statutory earnings of the individual insurance subsidiaries, subject to annual limitations. At September 30, 2000, Georgia Casualty had $7.2 million of accumulated statutory earnings, American Southern had $19.2 million of accumulated statutory earnings, Association Casualty had $14.2 million of accumulated statutory earnings, and Bankers Fidelity had $14.1 million of accumulated statutory earnings.

Net cash provided by operating activities was $9.9 million in the first nine months of 2000 compared to net cash provided by operating activities of $1.2 million in the first nine months of 1999. Cash and short-term investments decreased from $34.3 million at December 31, 1999, to $24.2 million at September 30, 2000, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $213.2 million due to the shift from short-term investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of the Company's business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company's investments, cashflows and interest income and expense. The Company is also subject to risk from changes in equity prices.

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

(a)   The following exhibits are filed herewith
             Exhibit 27- Financial Data Schedule

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ATLANTIC AMERICAN CORPORATION
                              -----------------------------
                                                 (Registrant)





Date:  November 14, 2000      By:                /s/
-------------------------       -----------------------------------
                                  Edward L. Rand, Jr.
                                  Vice President and CFO
                                  (Principal Financial and Accounting
                                   Officer)