Form 10-K405
period 2000-12-31
ATLANTIC AMERICAN CORP
filed 2001-04-02
CIK 8177

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000
                                             -----------------

                                       or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                          Commission file number 0-3722
                                                 ------

                            ------------------------

                          ATLANTIC AMERICAN CORPORATION

             (Exact name of registrant as specified in its charter)

                Georgia                                    58-1027114
          -------------------------------             -------------------
          (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization)              identification no.)

           4370 Peachtree Road, N.E.,
                Atlanta, Georgia                            30319
     ----------------------------------------             ----------
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

                            ------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. [X]

                            ------------------------

         The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 2001, was $10,842,420. On March 19, 2001 there were 21,171,008 shares of the registrant's common stock, par value $1.00 per share, outstanding.

                            ------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of registrant's Annual Report to Shareholders for the year ended December 31, 2000 - Parts I, II and IV.

         2. Portions of registrant's Proxy Statement for the Annual Meeting of Shareholders, to be held on May 15, 2001, have been incorporated in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

================================================================================

                                TABLE OF CONTENTS

PART I                                                                                                                       PAGE
                                                                                                                             ----
      Item 1.         Business   ......................................................................................        3
                                 The Company...........................................................................        3
                                 Casualty Operations...................................................................        3
                                 Bankers Fidelity......................................................................        5
                                 Marketing.............................................................................        6
                                 Underwriting..........................................................................        7
                                 Policyholder and Claims Services......................................................        7
                                 Reserves..............................................................................        9
                                 Reinsurance...........................................................................       12
                                 Competition...........................................................................       12
                                 Rating................................................................................       13
                                 Regulation............................................................................       13
                                 NAIC Ratios...........................................................................       14
                                 Risk-Based Capital....................................................................       14
                                 Investments...........................................................................       15
                                 Employees.............................................................................       16
                            Financial Information by Industry Segment..................................................       16
                            Executive Officers of the Registrant.......................................................       16
                            Forward-Looking Statements.................................................................       17
      Item 2.         Properties ......................................................................................       17
      Item 3.         Legal Proceedings................................................................................       17
      Item 4.         Submission of Matters to a Vote of Security Holders..............................................       17

PART II
      Item 5.         Market for the Registrant's Common Equity and
                           Related Shareholder Matters.................................................................       18
      Item 6.         Selected Financial Data..........................................................................       18
      Item 7.         Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...................................................................       18
      Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.......................................       18
      Item 8.         Financial Statements and Supplementary Data......................................................       18
      Item 9.         Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure....................................................................       18

PART III
      Item 10.        Directors and Executive Officers of the Registrant...............................................       19
      Item 11.        Executive Compensation...........................................................................       19
      Item 12.        Security Ownership of Certain Beneficial Owners and Management...................................       19
      Item 13.        Certain Relationships and Related Transactions...................................................       19

PART IV
      Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................       19

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

         On July 1, 1999 the Company, for an aggregate price of $33.0 million, acquired 100% of outstanding stock of Association Casualty Insurance Company ("ACIC") and its affiliated agency, Association Risk Management General Agency, Inc ("ARMGA"), both of which are domiciled in Texas. The acquisition of both companies was accounted for using the purchase method of accounting. Together ACIC and ARMGA are referred to as Association Casualty. In addition, on April 1, 1999 the Company merged American Independent Life Insurance Company ("American Independent") into Bankers Fidelity completing the consolidation of these two companies whose operations had been assimilated following the acquisition of American Independent in 1997.

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

         Workers' Compensation Insurance policies provide indemnity and medical benefits to insured workers for injuries sustained in the course of their employment.

         Business Automobile Insurance policies provide for bodily injury and/or property damage liability coverage, uninsured motorists coverage, and physical damage coverage to commercial accounts.

         General Liability Insurance policies cover bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

         Property Insurance policies provide for payment of losses on real and personal property caused by fire and other multiple perils.

         Personal Automobile Insurance policies provide for bodily injury and property damage liability coverage, uninsured motorists coverage, and physical damage coverage for individuals.

         AMERICAN SOUTHERN. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets ("block accounts") that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 23 of the 24 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to the members of the Carolina Motor Club, an AAA affiliate. While the majority of American Southern's premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage.

         The following table summarizes, for the periods indicated, the allocation of American Southern's net earned premiums for each of its principal product lines since its acquisition by the Company:

                                                                         YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                                             (in thousands)
                                                     -----------------------------------------------------------------
                                                        2000               1999               1998              1997
                                                     ---------          ---------          ---------         ---------
         Automobile Liability                        $  22,795          $  24,573          $  23,396         $  30,909
         Automobile Physical Damage                      7,397              6,112              4,288             4,508
         General Liability                               3,536              4,302              4,291             3,116
         Property                                        3,383              3,118              2,970             3,206
         Surety                                             61                 61                 57                60
                                                     ---------          ---------          ---------         ---------
               Total                                 $  37,172          $  38,166          $  35,002         $  41,799
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

         The following table summarizes, for the periods indicated, the allocation of Georgia Casualty's net earned premiums for each of its principal product lines:

                                                                                YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                                                   (in thousands)
                                                    -------------------------------------------------------------------------------
                                                       2000              1999             1998              1997             1996
                                                    ---------         ---------        ---------         ---------        ---------
Workers' Compensation                               $  16,741         $  13,157        $  14,344         $  12,841        $  13,826
Business Automobile                                     4,918             2,876            3,750             4,031            2,550
General Liability                                       2,531             1,251            1,619             1,387            1,152
Property                                                4,386             2,119            2,100             1,657            1,269
                                                    ---------         ---------        ---------         ---------        ---------
    Total                                           $  28,576         $  19,403        $  21,813         $  19,916        $  18,797
                                                    =========         =========        =========         =========        =========

ASSOCIATION CASUALTY

         Association Casualty is a property-casualty insurance company which provides primarily workers' compensation insurance in the state of Texas. During 2000, Association Casualty began offering general liability, property, and other commercial coverages to complement its existing book of business. In 2000 Association Casualty had net earned premiums of $20.1 million of which 94.7% was workers' compensation business.

The following table summarizes, for the periods indicated, the allocation of Association Casualty's net earned premiums for each of its principal product lines.

                                                              YEAR ENDED DECEMBER 31,
                                                                   (in thousands)
                                                            2000                 (1) 1999
                                                         ---------               --------
                  Workers' Compensation                  $  19,051               $  8,158
                  Business Automobile                           64                     --
                  General Liability                              5                     --
                  Property                                      81                     --
                  Group Accident and health                                           340
                                                               909
                                                         ---------               --------
                                     Total               $  20,110               $  8,498
                                                         =========               ========

                  (1) Includes results for the period July 1, 1999 through December 31, 1999.

         BANKERS FIDELITY

         Bankers Fidelity, which constitutes the life and health operations of Atlantic American Corporation, offers a variety of life and supplemental health products with a focus on the senior and middle income markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health insurance products. Medicare supplement, offered on both a standard and preferred basis, accounted for 65.7% of Bankers Fidelity's net premiums in 2000. Life insurance, including both whole and term life insurance policies, accounted for 28.2% of Bankers Fidelity's premiums in 2000. Bankers Fidelity also offers several of its products, both life and supplemental health, through payroll deduction services.

         The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity's net premiums earned for each of its principal product lines followed by a brief description of the principal products:

                                                                              YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------------------
                                                                                  (in thousands)
                                                   -------------------------------------------------------------------------------
                                                      2000             1999              1998             1997              1996
                                                   ---------         ---------        ---------         ---------        ---------
Life Insurance                                     $  13,445         $  12,499        $  11,748         $  10,453        $  10,240
                                                   ---------         ---------        ---------         ---------        ---------

Medicare Supplement                                   31,295            25,822           19,743            12,534           11,560
Cancer, accident and other health                      2,899             3,206            2,986             3,980            4,178
                                                   ---------         ---------        ---------         ---------        ---------
     Total Accident and Health                        34,194            29,028           22,729            16,514           15,738
                                                   ---------         ---------        ---------         ---------        ---------

       Total Life and Accident and Health          $  47,639         $  41,527        $  34,477         $  26,967        $  25,978
                                                   =========         =========        =========         =========        =========

         Life Products. Bankers Fidelity offers non-participating individual term and whole life insurance policies with a number of available riders and options.

         Medicare Supplement. Bankers Fidelity currently markets 7 of the 10 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 ("OBRA 1990") which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

         Cancer, Accident & Other Health Coverages. Bankers Fidelity offers several policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including convalescent care, accident expense, hospital/surgical and disability.

MARKETING

         CASUALTY OPERATIONS

         AMERICAN SOUTHERN. American Southern's business is marketed through a small number of specialized, experienced independent agents. Most of American Southern's agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In addition, a significant portion (approximately 46.8% of total written premium in 2000) of American Southern's premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from these parties is adjusted based upon the profitability of the assumed business. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with the AAA Carolinas to market personal automobile insurance to the members of the automobile club. The program, which began writing business in 1999, had gross written premiums of approximately $7.2 million during 2000.

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

         GEORGIA CASUALTY. Georgia Casualty is represented by a field force of approximately 80 independent agents for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds. Georgia Casualty has also begun marketing programs that include endorsements from trade organizations and business franchises.

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

         Bankers Fidelity has implemented a selective agent qualification process and had 2,342 licensed agents in 2000. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 2000, a total of 1,384 agents wrote policies on behalf of Bankers Fidelity.

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

         American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted $22.2 million of American Southern's gross premiums written in 2000. For 2000, premiums assumed of $24.5 million, include a single state contract of $17.2 million. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of the company. (see Note 8 of Notes to Consolidated Financial Statements for the year ended December 31, 2000.)

         BANKERS FIDELITY

         Bankers Fidelity Life issues a variety of products for both health and life to include Medicare Supplements and single and multiple premium life with face amounts of not less than $1,000 and up. The majority of our products are `Yes' or `No' applications which are underwritten on a non-medical basis. The company offers products to all age groups, but primarily to the senior market. For life products other than the senior market, the company may require medical information such as medical examinations subject to age and face amount based on published guidelines. For example, such medical information is ordered for all applicants regardless of age and face amounts of $50,000 and above. For face amounts of $5,000 to $49,999 medical information is ordered only for ages 51 and above. Approximately, 95% of the net premiums earned for both health and life insurance sold during 2000 were derived from insurance written below Bankers Fidelity's medical limits. For the senior market, the company issues products on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Banker's Fidelity retains a maximum amount of $50,000 with respect to any individual life (see "Reinsurance").

Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon this information and information obtained from the Medical Information Bureau (M.I.B.) report, paramedical requirements, medical records, and, where indicated, special tests are ordered. If deemed necessary, the company may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/No health related questions is submitted. For these plans, paramedical requirements and medical records are not ordered. Presently, approximately 20-30% of all applications for individuals under age 80 are verified by telephone interview with the client. For ages 80 and above, 100% of applications are verified by telephone interview.

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

RESERVES

         The following table sets forth information concerning the Company's losses and claims and loss adjustment expenses ("LAE") reserves for the periods indicated:

                                                                                          2000                1999
                                                                                       ----------          ----------
               Balance at January 1                                                    $  126,556          $   86,768
               Less: Reinsurance recoverables                                            (38,759)            (22,625)
                                                                                       ----------          ----------
                   Net balance at January 1                                                87,797              64,143
                                                                                       ----------          ----------

               Incurred related to:
                   Current year                                                           102,336              79,328
                   Prior years                                                            (6,085)             (2,427)
                                                                                       ----------          ----------
                       Total incurred                                                      96,251              76,901
                                                                                       ----------          ----------

               Paid related to:
                   Current year                                                            54,313              44,623
                   Prior years                                                             35,366              28,558
                                                                                       ----------          ----------
                       Total paid                                                          89,679              73,181
                                                                                       ----------          ----------

               Reserves acquired due to acquisition                                            --              19,934
                                                                                       ----------          ----------
               Net balance at December 31                                                  94,369              87,797
               Plus: Reinsurance recoverables                                              38,851              38,759
                                                                                       ----------          ----------
               Balance at December 31                                                  $  133,220          $  126,556
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

         The table on the following page sets forth the development of balance sheet reserves for unpaid losses and LAE for the casualty operations' insurance lines for 1990 through 2000, including periods prior to the Company's ownership of American Southern and Association Casualty. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The "cumulative redundancy or deficiency" for each year represents the aggregate change in such year's estimates through the end of 2000. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.

                                                                             YEAR ENDED DECEMBER 31,
                                          -----------------------------------------------------------------------------------------
                                                                                (in thousands)
                                          -----------------------------------------------------------------------------------------
                                            2000          1999         1998         1997         1996          1995         1994
                                          -----------------------------------------------------------------------------------------
Statutory reserve for losses and LAE      $  88,247    $  82,867    $  78,320    $  78,444     $  74,115     $  70,470    $  65,970

Cumulative paid as of:
                       One year later                     30,278       26,454       24,247        25,445        29,538       18,133
                      Two years later                                  40,491       35,534        34,409        39,084       34,485
                    Three years later                                               42,513        39,579        43,597       39,091
                     Four years later                                                             43,171        46,334       40,885
                     Five years later                                                                           48,555       42,551
                      Six years later                                                                                        44,244
                    Seven years later
                    Eight years later
                     Nine years later
                      Ten years later

Ultimate losses and LAE Reestimated as of:
                          End of Year        88,247       82,867       78,320       78,444        74,115        70,470       65,970
                       One year later                     77,347       74,985       68,338        67,772        70,778       56,945
                      Two years later                                  71,453       65,374        60,257        65,716       59,266
                    Three years later                                               63,674        58,693        61,121       57,047
                     Four years later                                                             58,442        61,085       53,995
                     Five years later                                                                           61,030       54,732
                      Six years later                                                                                        55,339
                    Seven years later
                    Eight years later
                     Nine years later
                      Ten years later

    Cumulative redundancy(deficiency)                  $   5,520     $  6,867     $ 14,770     $  15,673     $   9,440      $10,631
                                                             6.7%         8.8%        18.8%         21.1%         13.4%        16.1%

                                                                          YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                                (in thousands)
                                                           -------------------------------------------------
                                                              1993        1992         1991           1990
                                                           -------------------------------------------------
Statutory reserve for losses and LAE                       $ 64,211    $  59,720    $  59,354      $  61,279

Cumulative paid as of:
                       One year later                        24,247       22,478       24,964         26,624
                      Two years later                        30,754       34,055       36,123         40,339
                    Three years later                        42,480       36,757       42,980         46,301
                     Four years later                        45,530       46,676       44,153         50,767
                     Five years later                        46,805       49,082       53,079         50,607
                      Six years later                        48,012       50,206       55,146         58,347
                    Seven years later                        49,419       51,244       56,069         60,032
                    Eight years later                                     52,483       57,014         60,552
                     Nine years later                                                  58,136         61,390
                      Ten years later                                                                 62,419

Ultimate losses and LAE Reestimated as of:
                          End of Year                        64,211       59,720       59,354         61,279
                       One year later                        61,054       58,371       61,705         61,335
                      Two years later                        54,329       56,072       60,324         63,649
                    Three years later                        60,145       50,916       59,397         63,258
                     Four years later                        60,381       60,701       55,503         63,279
                     Five years later                        58,217       61,685       65,761         60,233
                      Six years later                        59,280       60,606       66,822         70,041
                    Seven years later                        60,027       61,796       65,696         70,592
                    Eight years later                                     62,845       66,604         69,304
                     Nine years later                                                  67,974         70,594
                      Ten years later                                                                 71,806

    Cumulative redundancy(deficiency)                      $  4,184    $  (3,125)   $  (8,620)     $ (10,527)
                                                                6.5%       -5.2%        -14.5%         -17.2%


         BANKERS FIDELITY

         Bankers Fidelity establishes future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 2000).

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

         CASUALTY OPERATIONS

         AMERICAN SOUTHERN. The limits of risks retained by American Southern vary by type of policy and insured, and amounts in excess of such limits are reinsured. The largest net amount insured in any one risk is $100,000. Reinsurance is generally maintained as follows: for fire, inland marine, and commercial automobile physical damage, recovery of losses over $40,000 up to $90,000. Net retentions for third party losses are generally over $35,000 up to $100,000. Catastrophe coverage for all lines except third party liability is for 95% of $6.6 million over $400,000.

         ASSOCIATION CASUALTY. Association Casualty retains not more than the first $250,000 in losses on its workers' compensation policies; losses in excess of this limit are reinsured.

         GEORGIA CASUALTY. Georgia Casualty's basic treaties cover all claims in excess of $200,000 per person, per occurrence on casualty losses, and per risk on property losses, up to $10.0 million per casualty claim and $5.0 million per property claim. An excess catastrophe treaty provides coverage up to statutory limits for any one occurrence on workers' compensation. The property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $250,000 up to a maximum of $5.0 million. Facultative arrangements are in place for property and non-workers compensation casualty risks that require limits in excess of $5.0 million and $10.0 million, respectively. In 1999, Georgia Casualty entered into a stop-loss reinsurance program for all losses and allocated loss adjustment expenses in the 1999 accident year that, in the aggregate, fall between 55% and 75% of the net earned premiums, before the impact of the premium ceded under the treaty. Effective January 1, 2000, Georgia Casualty discontinued the stop-loss reinsurance agreement due to improved results.

         BANKERS FIDELITY

         Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2000, Bankers Fidelity's reinsured annualized premiums totaled $27.7 million of the $293.6 million of life insurance then in force, generally under yearly renewable term agreements. Certain reinsurance agreements that are no longer active for new business remain in force.

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

         ASSOCIATION CASUALTY. As a monoline writer of workers' compensation insurance, Association Casualty's biggest competition comes from carriers that can provide insureds with all of their commercial insurance needs. In addition, the State of Texas operates a state workers' compensation pool that competes directly with the carriers in the state. Association Casualty counters these competitive issues by offering high quality service. Additionally, Association Casualty began writing additional commercial coverages in 2000 in an effort to make itself more competitive.

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

         On November 1, 2000 these ratings were placed on CreditWatch with negative implications. On March 14, 2001, Standard & Poor's removed the Company from CreditWatch and lowered its counterparty credit rating and financial strength rating to "BBB+"/Neg and "BBB+", respectively from a single "A-".

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

         ASSOCIATION CASUALTY. Association Casualty maintains a rating of "A-" (Excellent) by A.M. Best.

         GEORGIA CASUALTY. Georgia Casualty maintains an A.M. Best's rating of "B++" (Very Good).

         BANKERS FIDELITY. Bankers Fidelity maintains an A.M. Best's rating of "B++" (Very Good).

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

         A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2000, $16.2 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of Bankers Fidelity and the Casualty Operations.

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

         For the year ended December 31, 2000, American Southern was within the NAIC "usual" range for all 13 financial ratios. Association Casualty was outside the "usual" range on one ratio, the change in net writings, primarily due to the increase in premium volume. Bankers Fidelity was outside the "usual" range on two ratios, the net change in capital and surplus and the gross change in capital and surplus, both due to a decline in unrealized gains related to several of its equity investments. Georgia Casualty was outside the "usual" range on four ratios, the change in net writings, the two-year overall operating ratio, the change in surplus, and the estimated current reserve deficiency to surplus. The change in net writing variance resulted from the significant premium growth during 2000. The two-year overall operating ratio and the estimated current reserve deficiency to surplus were outside the "usual" range primarily due to adverse development on prior year losses. The change in surplus variance resulted from a decline in unrealized gains related to several of its equity investments.

RISK-BASED CAPITAL

         Risk-based capital ("RBC") is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. "Authorized Control Level Risk-Based Capital" ("ACL") is calculated; if a company's adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2000, all of the Company's insurance subsidiaries exceeded the RBC regulatory levels.

INVESTMENTS

         Investment income represents a significant portion of the Company's total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company's investments as of the dates indicated.

                                                                                     DECEMBER 31,
                                                       --------------------------------------------------------------------------
                                                               2000                        1999                       1998
                                                       --------------------------------------------------------------------------
                                                        AMOUNT      PERCENT         Amount      Percent         Amount      Percent
                                                       --------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
                                                       --------------------------------------------------------------------------
Fixed maturities:

Bonds:
    U.S. Government agencies
       and authorities                                $  117,564     50.9%        $  106,816     48.3%        $   86,535     43.9%
    States, municipalities and                             4,088      1.8
       political subdivisions                                                          4,078      1.8              1,490      0.8
    Public utilities                                       3,671      1.6              2,009      0.9              1,874      0.9
    Convertibles and bonds with
       warrants attached                                      --      NIL                 --      NIL                 --      NIL
    All other corporate bonds                             32,721     14.2             21,015      9.5              9,442      4.8
    Certificates of deposit                                1,360      0.6              3,082      1.4              2,286      1.2
                                                       ---------    -----         ----------    ----          ----------    -----
        Total fixed maturities(1)                        159,404     69.1            137,000     61.9            101,627     51.6
Common and preferred stocks(2)                            43,945     19.0             48,684     22.0             61,007     30.9
Mortgage, policy and  student loans(3)                     6,636      2.9              7,394      3.3              8,119      4.1
Other invested assets(4)                                   5,862      2.5              5,717      2.6              4,822      2.4
Real estate                                                   46      NIL                 46      NIL                 46      NIL
Short-term investments(5)                                 15,013      6.5             22,471     10.2             21,782     11.0
                                                       ---------    -----         ----------    ----          ----------    -----
    Total investments                                  $ 230,906    100.0%        $  221,312    100.0%        $  197,403    100.0%
                                                       =========    ======        ==========    ======        ==========    ======

---------------

(1) Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $160.6 million as of December 31, 2000, $143.2 million as of December 31, 1999, and $100.6 million as of December 31, 1998.
(2) Equity securities are valued at market. Total cost of equity securities was $32.1 million as of December 31, 2000, $31.2 million as of December 31, 1999, and $33.1 million as of December 31, 1998.
(3) Mortgage loans and policy and student loans are valued at historical cost.
(4) Investments in other invested assets which are traded are valued at estimated market value; those in which the Company has significant influence are accounted for using the equity method. all others are carried at historical cost. Total cost of other invested assets was $6.0 million as of December 31, 2000, $4.9 million as of December 31, 1999 and $5.0 million as of December 31, 1998.
(5) Short-term investments are valued at cost, which approximates market value.

Results of the investment portfolio for periods shown were as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                  2000              1999              1998
                                                                              ---------------------------------------------
                                                                                         (Dollars in thousands)
                                                                              ---------------------------------------------
         Average investments(1)                                               $  222,369        $  205,387        $ 199,132
         Net investment income                                                $   15,320        $   12,434        $  11,167
         Average yield on investments                                               6.89%             6.05%            5.61%
         Realized investment gains, net                                       $    1,922        $    2,831        $   2,909

         (1) Calculated as the average of the balances at the beginning of the year and at the end of each of the four quarters.

         Management's investment strategy is an increased investment in short and medium maturity bonds and common and convertible preferred stocks.

EMPLOYEES

         The Company and its subsidiaries at December 31, 2000 employed 249 people.

FINANCIAL INFORMATION BY INDUSTRY SEGMENT

         Financial information concerning the Company and its consolidated subsidiaries by industry segment for the three years ended December 31, 2000, is set forth in Note 14 of the Company's consolidated financial statements, included in the 2000 Annual Report to Shareholders, and such information by industry segment is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2001, his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company (based upon information supplied by each of them).

                                                                                                             DIRECTOR OR
          NAME                         AGE             POSITION WITH THE COMPANY                            OFFICER SINCE
-------------------------------------------------------------------------------------------------------------------------
J. Mack Robinson                        77             Chairman of the Board                                    1974
Hilton H. Howell, Jr.                   38             Director, President & CEO                                1992
Robert A. Renaud                        40             Vice President & CFO                                     2001

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

         MR. RENAUD has served as Vice President and Chief Financial Officer of the Company since January 2001, and prior thereto he was Vice President, Secretary and Treasurer from October 1997 to January 2001 for its life and health insurance subsidiary, Bankers Fidelity and currently serves as Vice President, Secretary and Treasurer for Georgia Casualty & Surety Company, one of Atlantic American's property and casualty subsidiaries. Mr. Renaud also serves as a Director on the Board of Bankers Fidelity and Georgia Casualty. Prior to joining the Company in October 1997, he was Vice President of A.I.M. Insurance Group.

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

ITEM 2.  PROPERTIES

         OWNED PROPERTIES. The Company owns two parcels of unimproved property consisting of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 2000, the aggregate book value of such properties was approximately $46,000.

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

         American Southern leases space for its offices in a building located in Atlanta, Georgia. The lease term expires January 31, 2010. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

         Association Casualty leases space for its principal offices in a building located in Austin, Texas. The lease term expires December 31, 2005. Under the terms of the lease, Association Casualty occupies 15,777 square feet.

         SIA, Inc. leases space for its principal offices in a building located in Stone Mountain, Georgia. The lease term expires December 31, 2003. Under the terms of the lease, SIA, Inc. occupies 1,787 square feet.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

         During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain the nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract is to remain in effect pending appeal. While management believes that the effect of an adverse outcome on this case would not materially affect the current financial position of the Company, it may have a material impact on the future results of operations of the Company. From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

      The Company's common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 19, 2001, there were 4,980 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company's common stock as reported on the Nasdaq National Market.

                  YEAR ENDING DECEMBER 31           HIGH                  LOW
                  -------------------------------------------------------------
                  2000
                      1ST QUARTER                 $ 2 15/16           $   2 1/4
                      2ND QUARTER                     3 3/8               2 1/2
                      3RD QUARTER                     2 3/4               1 3/4
                      4TH QUARTER                     2 1/2               1 3/4
                  1999
                      1st quarter                 $   4 5/8           $ 3 15/16
                      2nd quarter                   4 11/16               3 7/8
                      3rd quarter                     4 1/8               2 3/8
                      4th quarter                   2 15/16               2 1/4

      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company's primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, cumulative dividend payments to the Parent by its insurance subsidiaries are limited to the greater of 10% of accumulated statutory earnings or statutory net income before recognizing realized investment gains of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company's principal insurance subsidiaries had the following accumulated statutory earnings as of December 31, 2000: Georgia Casualty - $12.7 million, American Southern - $30.1 million, Association Casualty - $15.4 million, Bankers Fidelity Life - $23.7 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

      Selected financial data of Atlantic American Corporation and subsidiaries for the six year period December 31, 2000 is set forth on page 1 of the 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis of financial condition and results of operations of Atlantic American Corporation and subsidiaries are set forth on pages 38 to 49 of the 2000 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information set forth under the caption "Interest Rate and Market Risk" in the information incorporated by reference in Item 7 above, is incorporated by reference herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and related notes are set forth on pages 9 to 37 of the 2000 Annual Report to Shareholders and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled "Election of Directors", "Security Ownership of Management", "Section 16(a) Beneficial Ownership Compliance", "Executive Compensation", and "Certain Relationships and Related Transactions" contained in the Company's definitive proxy statement to be delivered in connection with the Company's Annual Meeting of Shareholders to be held May 15, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this report:

FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                              Reference
                                                                                              ---------
Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999                           9*
Consolidated Statements of Operations for the Three Years ended December 31, 2000                  10*
Consolidated Statements of Shareholders' Equity for the Three Years ended December 31, 2000        11*
Consolidated Statements of Cash Flows for the Three Years ended December 31, 2000                  12*
Notes to Consolidated Financial Statements                                                      13-37*
Report of Independent Public Accountants                                                           50*


      * The page references so designated refer to page numbers in the 2000 Annual Report to Shareholders of Atlantic American Corporation, which pages are incorporated herein by reference. With the exception of the information specifically incorporated within this Form 10-K, the 2000 Annual Report to Shareholders of Atlantic American Corporation is not deemed to be filed under the Securities Exchange Act of 1934.


                          FINANCIAL STATEMENT SCHEDULES

              I -   Report of Independent Public Accountants
             II -   Condensed financial information of Registrant for the three years ended December 31, 2000
             III -  Supplementary Insurance Information for the three years ended December 31, 2000
             IV -   Reinsurance for the three years ended December 31, 2000
             VI -   Supplemental Information concerning property-casualty
                    insurance operations for the three years ended December 31,
                    2000

                    Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

                                    EXHIBITS

 3.1            -   Restated and Amended Articles of Incorporation of the
                    registrant [incorporated by reference to Exhibit 3.1 to the registrant's Form 10-Q for the fiscal quarter ended March
                    31, 1996].

 3.2            -   Bylaws of the registrant [incorporated by reference to
                    Exhibit 3.2 to the registrant's Form 10-K for the year ended
                    December 31, 1993].

10.01           -   Lease Contract between registrant and Delta Life Insurance
                    Company dated June 1, 1992 [incorporated by reference to
                    Exhibit 10.11 to the registrant's Form 10-K for the year
                    ended December 31, 1992].

10.02           -   First Amendment to Lease Contract between registrant and
                    Delta Life Insurance Company dated June 1, 1993
                    [incorporated by reference to Exhibit 10.11.1 to the
                    registrant's Form 10Q for the quarter ended June 30, 1993].

10.03           -   Second Amendment to Lease Contract between registrant and
                    Delta Life Insurance Company dated August 1, 1994
                    [incorporated by reference to Exhibit 10.11.2 to the
                    registrant's Form 10Q for the quarter ended September 30,
                    1994].

10.04           -   Lease Agreement between Georgia Casualty & Surety Company
                    and Delta Life Insurance Company dated September 1, 1991
                    [incorporated by reference to Exhibit 10.12 to the
                    registrant's Form 10-K for the year ended December 31,
                    1992].

10.05           -   First Amendment to Lease Agreement between Georgia Casualty
                    & Surety Company and Delta Life Insurance Company dated June
                    1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant's Form 10-K for the year ended December 31,
                    1992].

10.06           -   Management Agreement between registrant and Georgia Casualty
                    & Surety Company dated April 1, 1983 [incorporated by
                    reference to Exhibit 10.16 to the registrant's Form 10-K for the year ended December 31, 1986].

10.07*          -   Minutes of Meeting of Board of Directors of registrant held
                    February 25, 1992 adopting registrant's 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant's Form 10-K for the year ended December 31, 1991].

10.08           -   Loan and Security Agreement dated August 26, 1991, between registrant's three insurance subsidiaries and Leath
                    Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant's Form 10-K for the year ended December
                    31, 1992].

10.09           -   First amendment to the amended and reissued mortgage note
                    dated January 1, 1992, [incorporated by reference to Exhibit
                    10.38.1 to the registrant's Form 10-K for the year ended
                    December 31, 1992].

10.10           -   Intercreditor Agreement dated August 26, 1991, between Leath
                    Furniture, Inc., the registrant and the registrant's three insurance subsidiaries [incorporated by reference to Exhibit
                    10.39 to the registrant's Form 10-K for the year ended
                    December 31, 1992].

10.11           -   Management Agreement between Registrant and Atlantic
                    American Life Insurance Company and Bankers Fidelity Life
                    Insurance Company dated July 1, 1993 [incorporated by
                    reference to Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.12           -   Tax allocation agreement dated January 28, 1994, between
                    registrant and registrant's subsidiaries [incorporated by
                    reference to Exhibit 10.44 to the registrant's Form 10-K for the year ended December 31, 1993].

10.13           -   Acquisition Agreement by and among Atlantic American
                    Corporation, Association Casualty Insurance Company,
                    Association Risk Management General Agency, Inc. and Harold
                    K. Fischer, dated as of April 21, 1999 [incorporated by
                    reference to Exhibit 2.1 to the registrant's Form 8-K dated
                    July 16, 1999].

10.14           -   Indenture of Trust, dated as of June 24, 1999, by and
                    between Atlantic American Corporation and The Bank of New
                    York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant's Form 8-K dated July 16, 1999].

10.15           -   Reimbursement and Security Agreement, dated as of June 24,
                    1999, between Atlantic American Corporation and Wachovia
                    Bank of Georgia, N.A. [incorporated by reference to Exhibit
                    10.3 to the registrant's Form 8-K dated July 16, 1999].

10.16           -   Revolving Credit Facility, dated as of July 1, 1999 between
                    Atlantic American Corporation and Wachovia Bank of Georgia,
                    N.A. [incorporated by reference to Exhibit 10.3 to the
                    registrant's Form 8-K dated July 16, 1999].

10.17           -   First Amendment, dated as of March 24, 2000, to Credit
                    Agreement, dated as of July 1, 1999, between Atlantic
                    American Corporation and Wachovia Bank of Georgia, N.A. [
                    incorporated by reference to Exhibit 10.1 to the
                    registrant's Form 10-Q for the quarter ended June 30, 2000].

10.18           -   Second Amendment, dated February 9, 2001, to Credit
                    Agreement, dated as of July 1, 1999, between Atlantic
                    American Corporation and Wachovia Bank of Georgia, N.A.

13.1            -   Those portions of the registrant's Annual Report to
                    Shareholders for year ended December 31, 1997, that are
                    specifically incorporated by reference herein.

21.1            -   Subsidiaries of the registrant.

23.1            -   Consent of Arthur Andersen LLP, Independent Public
                    Accountants.

28.1            -   Form of General Agent's Contract of Atlantic American Life
                    Insurance Company [incorporated by reference to Exhibit 28 to the registrant's Form 10-K for the year ended December
                    31, 1990].

28.2            -   Form of Agent's Contract of Bankers Fidelity Life Insurance
                    Company [incorporated by reference to Exhibit 28 to the
                    registrant's Form 10-K for the year ended December 31,
                    1990].

28.3            -   Form of Agency Contract of Georgia Casualty & Surety Company
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

                                  (Registrant) ATLANTIC AMERICAN CORPORATION


                             By:  /s/ Robert A. Renaud
                                 ------------------------------------------
                                 Vice President and Chief Financial Officer

                                 Date: March 30, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                              Title                                                  Date
         -----------                                           ---------                                                -----

      /s/ J. MACK ROBINSON                               Chairman of the Board                                        March 30, 2001
     --------------------------------------

      /s/  HILTON H. HOWELL, JR.                         President, Chief Executive Officer                           March 20, 2001
     --------------------------------------              and Director (Principal Executive Officer)


      /s/ ROBERT A. RENAUD                               Vice President and Chief Financial Officer                   March 20, 2001
     --------------------------------------              (Principal Financial and Accounting Officer


      /s/ EDWARD E. ELSON                                 Director                                                    March 30, 2001
     --------------------------------------


      /s/ SAMUEL E. HUDGINS                               Director                                                    March 30, 2001
     --------------------------------------


      /s/ D. RAYMOND RIDDLE                               Director                                                    March 30, 2001
     --------------------------------------


      /s/ HARRIETT J. ROBINSON                            Director                                                    March 30, 2001
     --------------------------------------


      /s/ SCOTT G. THOMPSON                               Director                                                    March 30, 2001
     --------------------------------------


      /s/ MARK C. WEST                                    Director                                                    March 30, 2001
    --------------------------------------


      /s/ WILLIAM H. WHALEY, M.D.                         Director                                                    March 30, 2001
      --------------------------------------


     /s/ DOM H. WYANT                                     Director                                                    March 30, 2001
    --------------------------------------


      /s/ HAROLD K. FISCHER                               Director                                                    March 30, 2001
     --------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





         To Atlantic American Corporation:


                We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Atlantic American Corporation's 2000 Annual Report to Shareholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated March 27, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 (a) are the responsibility of the Company's management, are presented for the purpose of complying with the Securities and Exchange Commission's rules, and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                               ------------------------------
                                               /s/ ARTHUR ANDERSEN LLP


         Atlanta, Georgia
         March 27, 2001

                                                               Schedule II
                                                               Page 1 of 3


                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                                 BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                                     DECEMBER 31,
                                                            --------------------------
                                                              2000              1999
                                                            --------          --------
Current assets:
      Cash and short-term investments                       $     --          $  1,030

Investment in insurance subsidiaries                         131,080           130,926
Deferred income taxes, net                                     2,318             2,778
Income taxes receivable from subsidiaries                      1,209                --
Other assets                                                   2,983             1,543
                                                            --------          --------

                                                            $137,590          $136,277
                                                            ========          ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Other payables                                        $  7,850          $  6,326
                                                            --------          --------

           Total current liabilities                           7,850             6,326

Income taxes payable to subsidiaries                              --                 3
Long-term debt                                                46,500            51,000
Shareholders' equity                                          83,240            78,948
                                                            --------          --------

                                                            $137,590          $136,277
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

                                                               Schedule II
                                                               Page 2 of 3

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF OPERATIONS
                                 (in thousands)



                                                                         Year Ended December 31,
                                                                 -----------------------------------------
                                                                   2000             1999             1998
                                                                 -------          -------          -------

REVENUE
    Fees, rentals and interest income from subsidiaries          $ 5,148          $ 4,980          $ 4,230
    Distributed earnings from subsidiaries                         6,382            5,706            7,054
    Other                                                          1,094              651            1,155
                                                                 -------          -------          -------
         Total revenue                                            12,624           11,337           12,439

GENERAL AND ADMINISTRATIVE EXPENSES                                6,991            8,441            6,407

INTEREST EXPENSE                                                   4,408            2,819            2,146
                                                                 -------          -------          -------
                                                                   1,225               77            3,886
INCOME TAX BENEFIT (1)                                             1,032            8,963            1,703
                                                                 -------          -------          -------
                                                                   2,257            9,040            5,589
EQUITY IN UNDISTRIBUTED EARNINGS OF
    CONSOLIDATED SUBSIDIARIES, NET                                 1,375            1,870            2,969
                                                                 -------          -------          -------

    Net income                                                   $ 3,632          $10,910          $ 8,558
                                                                 =======          =======          =======


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

                                                                     Schedule II
                                                                     Page 3 of 3

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          ATLANTIC AMERICAN CORPORATION
                              (Parent Company Only)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------
                                                                    2000               1999              1998
                                                                  -------           --------           -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 3,632           $ 10,910           $ 8,558
    Adjustments to reconcile net income
       to net cash provided by operating activities:
         Realized investment gains                                   (270)              (239)           (1,151)
         Depreciation and amortization                                620                599               670
           Compensation expense related to stock grants                51                 --                --

         Equity in undistributed earnings
           of consolidated subsidiaries                            (1,375)            (1,870)           (2,969)
         Change in intercompany taxes                              (1,212)               (60)              201
                 Deferred income tax benefit                        1,007             (6,997)               --
         Increase (decrease)  in other liabilities                    318                798               (11)
         Other, net                                                  (734)               186               186
                                                                  -------           --------           -------
               Net cash provided by operating activities            2,037              3,327             5,484
                                                                  -------           --------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Investments purchased                                         (47)                --                --
    Acquisition of Association Casualty                               (94)           (24,475)               --
       Capital contribution to Georgia Casualty                        --             (2,000)               --
    Additions to property and equipment                              (507)              (446)             (305)
                                                                  -------           --------           -------
               Net cash used in investing activities                 (648)           (26,921)             (305)
                                                                  -------           --------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of bank financing                           --             51,000                --
    Preferred stock dividends to affiliated shareholders               --                 --              (315)
    Purchase of treasury shares                                       (79)              (779)           (1,447)
       Repayments of short-term debt                                   --             (2,400)               --
    Retirements and payments of long-term debt                     (4,500)           (23,600)           (2,600)
       Issuance of preferred stocks                                 1,750                 --                --
    Redemption of preferred stock                                      --                 --            (1,000)
    Proceeds from exercise of stock options                           410                273                90
                                                                  -------           --------           -------
               Net cash (used in) provided by
                 financing activities                              (2,419)            24,494            (5,272)
                                                                  -------           --------           -------

Net (decrease) increase in cash                                    (1,030)               900               (93)
Cash at beginning of year                                           1,030                130               223
                                                                  -------           --------           -------

Cash at end of year                                               $    --           $  1,030           $   130
                                                                  =======           ========           =======

Supplemental disclosure:
    Cash paid for interest                                        $ 4,170           $  2,510           $ 2,143
                                                                  =======           ========           =======
    Cash paid for income taxes                                    $   166           $    131           $   330
                                                                  =======           ========           =======
    Issuance of stock to acquire SIA, Inc.                        $    --           $     --           $    66
                                                                  =======           ========           =======
       Issuance of stock to acquire Association Casualty          $    --           $  8,483           $    --
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

                                                                    Schedule III
                                                                     Page 1 of 2

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)



                                                               Future Policy
                                                             Benefits, Losses,                       Other Policy
                                             Deferred         Claims and Loss         Unearned        Claims and
              Segment                    Acquisition Costs        Reserves            Premiums     Benefits Payable
              -------                    -----------------        --------            --------     ----------------
DECEMBER 31, 2000:
    BANKERS FIDELITY ..............          $ 17,333             $ 49,078             $ 3,221          $2,370
    AMERICAN SOUTHERN .............             1,805               48,340              18,063           2,047
    ASSOCIATION CASUALTY ..........             1,929               31,175              11,854             -0-
    GEORGIA CASUALTY ..............             2,331               46,733              12,283             -0-
                                             --------             --------             -------          ------
                                             $ 23,398             $175,326(1)          $45,421          $4,417
                                             ========             ========             =======          ======


December 31, 1999:
    Bankers Fidelity ..............          $ 15,644             $ 46,427             $ 3,046          $2,120
    American Southern .............             1,401               48,751              12,235           1,795
    Association Casualty ..........             1,478               30,000               9,241             288
    Georgia Casualty ..............             1,875               41,471               9,771             -0-
                                             --------             --------             -------          ------
                                             $ 20,398             $166,649(2)          $34,293          $4,203
                                             ========             ========             =======          ======


December 31, 1998:
    Bankers Fidelity ..............          $ 13,972             $ 44,510             $ 3,156          $2,065
    American Southern .............             1,378               46,952              11,830           1,629
    Georgia Casualty ..............             1,531               34,218               8,267              32
                                             --------             --------             -------          ------
                                             $ 16,881             $125,680(3)          $23,253          $3,726
                                             ========             ========             =======          ======

-------------------------
(1) Includes future policy benefits of $42,106 and losses and claims of $133,220.
(2) Includes future policy benefits of $40,093 and losses and claims of $126,556.
(3) Includes future policy benefits of $38,912 and losses and claims of $86,768.

                                                                    Schedule III
                                                                     Page 2 of 2

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)



                                                                         Benefits,     Amortization
                                                         Net         Claims, Losses    of Deferred         Other          Casualty
                                      Premium         Investment     and Settlement    Acquisition       Operating        Premiums
         Segment                      Revenue           Income          Expenses          Costs           Expenses         Written
         -------                      -------         ----------     --------------    ------------      ---------        --------

DECEMBER 31, 2000:
    BANKERS FIDELITY ..........       $ 47,639          $ 4,886          $33,452          $ 1,854          $13,910          $    --
    AMERICAN SOUTHERN .........         37,172            5,205           26,185            4,838            5,334           43,040
    ASSOCIATION CASUALTY ......         20,110            2,510           15,799            3,650            3,585           22,653
    GEORGIA CASUALTY ..........         28,576            2,710           22,192            5,462            5,478           31,106
    OTHER .....................             --                9               --               --            5,763               --
                                      --------          -------          -------          -------          -------          -------
                                      $133,497          $15,320          $97,628          $15,804          $34,070          $96,799
                                      ========          =======          =======          =======          =======          =======

December 31, 1999:
    Bankers Fidelity ..........       $ 41,527          $ 4,676          $28,313          $ 1,766          $13,450          $    --
    American Southern .........         38,166            4,614           26,934            5,068            4,588           38,530
    Association Casualty ......          8,498            1,045            6,380            1,431            1,732            8,524
    Georgia Casualty ..........         19,403            2,095           16,535            3,682            4,268           20,870
    Other .....................             --                4               --               --            6,252               --
                                      --------          -------          -------          -------          -------          -------
                                      $107,594          $12,434          $78,162          $11,947          $30,290          $67,924
                                      ========          =======          =======          =======          =======          =======


December 31, 1998:
    Bankers Fidelity ..........       $ 34,477          $ 4,540          $21,494          $ 2,110          $12,895          $    --
    American Southern .........         35,002            4,571           23,135            4,748            5,183           33,869
    Georgia Casualty ..........         21,813            2,048           16,216            3,737            3,522           21,265
    Other .....................             --                8               --               --            4,323               --
                                      --------          -------          -------          -------          -------          -------
                                      $ 91,292          $11,167          $60,845          $10,595          $25,923          $55,134
                                      ========          =======          =======          =======          =======          =======



                                                                     Schedule IV


                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                                   REINSURANCE
                                 (in thousands)



                                                        Ceded To            Assumed                        Percentage of
                                        Direct            Other           From Other            Net        Amount Assumed
                                        Amount          Companies          Companies          Amounts          To Net
                                       -------          ---------         ----------         --------      --------------
YEAR ENDED DECEMBER 31, 2000:
LIFE INSURANCE IN FORCE                $293,632          $(27,661)          $    --          $265,971
                                       ========          ========           =======          ========

PREMIUMS                                     --
BANKERS FIDELITY                       $ 46,792          $    (73)          $   920          $ 47,639             1.9%
AMERICAN SOUTHERN                        21,167            (4,453)           20,458            37,172            55.0%
ASSOCIATION CASUALTY                     22,074            (1,964)               --            20,110              --
GEORGIA CASUALTY                         29,373            (3,944)            3,147            28,576            11.0%
                                       --------          --------           -------          --------            ----
TOTAL PREMIUMS                         $119,406          $(10,434)          $24,525          $133,497            18.4%
                                       ========          ========           =======          ========            ====


Year ended December 31, 1999:
Life insurance in force                $281,565          $(26,790)          $    --          $254,775
                                       ========          ========           =======          ========

Premiums --
Bankers Fidelity                       $ 41,407          $   (934)          $ 1,054          $ 41,527             2.5%
American Southern                        17,158            (5,384)           26,392            38,166            69.2%
Association Casualty                      9,273              (775)               --             8,498              --
Georgia Casualty                         23,831            (5,966)            1,538            19,403             7.9%
                                       --------          --------           -------          --------            ----
Total premiums                         $ 91,669          $(13,059)          $28,984          $107,594            26.9%
                                       ========          ========           =======          ========            ====


Year ended December 31, 1998:
Life insurance in force                $275,557          $(16,941)          $    --          $258,616
                                       ========          ========           =======          ========

Premiums --
Bankers Fidelity                       $ 34,929          $ (2,236)          $ 1,784          $ 34,477             5.2%
American Southern                        19,306            (5,215)           20,911            35,002            59.7%
Georgia Casualty                         24,625            (3,206)              394            21,813             1.8%
                                       --------          --------           -------          --------            ----
Total premiums                         $ 78,860          $(10,657)          $23,089          $ 91,292            25.3%
                                       ========          ========           =======          ========            ====

                                                                     Schedule VI

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTAL INFORMATION CONCERNING

                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                 (in thousands)





                                                                                                 Claims and Claim
                                                                                                 Adjustment Expenses
                                                                                                 Incurred Related To
                                                                                                 -------------------

                     Deferred                                                          Net
                      Policy                          Unearned        Earned       Investment    Current        Prior
       Year Ended   Acquisition        Reserves        Premium        Premium        Income        Year         Years
       ----------   -----------        --------        -------        -------        ------        ----         -----


December 31, 2000     $ 6,065          $126,248        $42,200        $85,858        $10,425      $69,839      $(5,604)
                      =======          ========        =======        =======        =======      =======      ========

December 31, 1999     $ 4,754          $120,222        $31,247        $66,067        $7,754       $52,119      $(1,941)
                      =======          ========        =======        =======        ======       =======      ========

December 31, 1998     $ 2,909          $81,170         $20,097        $56,815        $6,619       $47,579      $(7,168)
                      =======          =======         =======        =======        ======       =======      ========


                                         Paid Claims
                        Amortization      and Claim
                         of Deferred      Adjustment       Premiums
       Year Ended       Acquisition        Expenses        Written
       ----------       ------------       --------        -------
                            Costs
                            -----
December 31, 2000          $13,950         $58,301         $96,798
                           =======         =======         =======

December 31, 1999          $10,181         $47,194         $67,924
                           =======         =======         =======

December 31, 1998          $ 8,485         $39,699         $55,135
                           =======         =======         =======