Form 10-Q
period 2001-03-31
ATLANTIC AMERICAN CORP
filed 2001-05-15
CIK 8177

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

             [X] Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                   -----------

             Internal Revenue Service -- Employer Identification No.
                                   58-1027114

                     Address of Principal Executive Offices:
                4370 Peachtree Road, N.E., Atlanta, Georgia 30319
                                 (404) 266-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 11, 2001, was 21,185,987


--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX

                                                                               Page No.
                                                                               --------
Part 1.  Financial Information

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         March 31, 2001 and December 31, 2000                                       2

         Consolidated Statements of Operations -
         Three months ended March 31, 2001 and 2000                                 3

         Consolidated Statements of Shareholders' Equity -
         Three months ended March 31, 2001 and 2000                                 4

         Consolidated Statements of Cash Flows -
         Three months ended March 31, 2001 and 2000                                 5

         Notes to Consolidated Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of  Financial Condition
         and Results of Operations                                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                16

Part II. Other Information

Item 6.  Exhibits and reports on Form 8-K                                          17

Signature                                                                          18

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      ASSETS

(Unaudited; In thousands, except share and  per share data)

                                                                                          March 31,       December 31,
                                                                                            2001             2000
                                                                                       -------------------------------
Cash, including short-term investments of $5,238 and $15,013                              $ 22,971          $ 31,914
                                                                                          --------------------------
Investments:
   Bonds (cost: $173,722 and $160,574)                                                     174,372           159,404
   Common and preferred stocks (cost: $30,109 and $32,109)                                  44,169            43,945
   Other invested assets (cost: $5,986 and $6,036)                                           5,860             5,862
   Mortgage loans                                                                            3,528             3,538
   Policy and student loans                                                                  2,892             3,098
   Real estate                                                                                  46                46
                                                                                          --------------------------
      Total investments                                                                    230,867           215,893
                                                                                          --------------------------
Receivables:
   Reinsurance                                                                              43,127            39,088
   Other (net of allowance for bad debts: $1,411 and $1,269)                                32,328            37,261
Deferred income taxes, net                                                                   1,829             3,839
Deferred acquisition costs                                                                  23,154            23,398
Other assets                                                                                 7,023             4,886
Goodwill                                                                                    19,339            19,498
                                                                                          --------------------------
      Total assets                                                                        $380,638          $375,777
                                                                                          ==========================

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

 Insurance reserves and policy funds:
    Future policy benefits                                                                $ 42,561          $ 42,106
    Unearned premiums                                                                       42,071            45,421
    Losses and claims                                                                      136,021           133,220
    Other policy liabilities                                                                 4,301             4,417
                                                                                          --------------------------
       Total policy liabilities                                                            224,954           225,164
 Accounts payable and accrued expenses                                                      22,652            20,873
 Debt payable                                                                               46,500            46,500
                                                                                          --------------------------
        Total liabilities                                                                  294,106           292,537
                                                                                          --------------------------
Commitments and contingencies (Note 7)
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares authorized;
       Series B preferred, 134,000 shares issued and outstanding,
       $13,400 redemption value                                                                134               134
       Series C preferred, 25,000 shares issued and outstanding,
       $2,500 redemption value                                                                  25                25
    Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2001 and 2000 and 21,171,008 outstanding in 2001 and
      21,157,250 shares outstanding in 2000                                                 21,412            21,412
    Additional paid-in capital                                                              56,650            56,997
    Accumulated deficit                                                                       (302)           (1,248)
    Accumulated other comprehensive income                                                   9,445             6,820
    Treasury stock, at cost, 241,130 shares in 2001 and 254,888 shares in 2000                (832)             (900)
                                                                                          --------------------------
         Total shareholders' equity                                                         86,532            83,240
                                                                                          --------------------------
                 Total liabilities and shareholders' equity                               $380,638          $375,777
                                                                                          ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                                      March 31,
                                                            ---------------------------

(Unaudited; In thousands, except per share data)              2001                2000
                                                            --------           --------
Revenue:
  Insurance premiums                                        $ 35,850           $ 31,879
  Investment income                                            3,768              3,974
  Realized investment gains, net                                 154                547
  Other income                                                   449                463
                                                            ---------------------------
      Total revenue                                           40,221             36,863
                                                            ---------------------------

Benefits and expenses:
  Insurance benefits and losses incurred                      25,552             22,877
  Commissions and underwriting expenses                        9,443              8,952
  Interest expense                                               954                992
  Other                                                        2,673              2,316
                                                            ---------------------------
      Total benefits and expenses                             38,622             35,137
                                                            ---------------------------

Income before income tax expense                               1,599              1,726
Income tax expense                                               609                574
                                                            ---------------------------

Net income before preferred stock dividends                      990              1,152
Preferred stock dividends                                       (358)              (302)
                                                            ---------------------------

Net income applicable to common stock                       $    632           $    850
                                                            ===========================
Net income per common share (basic and diluted)             $    .03           $    .04
                                                            ===========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (Unaudited; Amounts in thousands)

                                                                                                 Accumulated
                                                                     Additional                    other
                                                Preferred   Common     Paid-in    Accumulated   Comprehensive  Treasury
                                                  Stock     Stock      Capital     Deficit         Income        Stock     Total
                                                ---------  --------   ----------  -----------   -------------  --------  --------
Three Months Ended March 31, 2001

Balance, December 31, 2000                        $ 159    $ 21,412    $ 56,997    $ (1,248)         $ 6,820   $  (900)  $ 83,240
Comprehensive income:
 Net income                                                                             990                                   990
 Increase in unrealized investment gains                                                               4,091                4,091
 Deferred income tax attributable to other
 comprehensive income                                                                                 (1,432)              (1,432)
 Fair value adjustment to interest rate swap                                                             (34)                 (34)
                                                                                                                         --------
Total comprehensive income                                                                                                  3,615
                                                                                                                         --------
Dividends accrued on preferred stock                                       (358)                                             (358)
Compensation expense related to stock grants                                 11                                                11
Purchase of shares for treasury                                                                                     (3)        (3)
Issuance of shares for employee benefit plans
 and stock options                                                                      (44)                        71         27
                                                  -----    --------    --------    --------          -------   -------   --------

Balance, March 31, 2001                           $ 159    $ 21,412    $ 56,650    $   (302)         $ 9,445   $  (832)  $ 86,532
                                                  =====    ========    ========    ========          =======   =======   ========

Three Months Ended March 31, 2000
Balance, December 31, 1999                        $ 134    $ 21,412    $ 55,677    $ (4,558)         $ 7,836   $(1,553)  $ 78,948

Comprehensive loss:
 Net income                                                                           1,152                                 1,152
 Decrease in unrealized investment gains                                                              (4,842)              (4,842)
 Deferred income tax benefit attributable
 to other comprehensive loss                                                                           1,695                1,695
                                                                                                                         --------
Total comprehensive loss                                                                                                   (1,995)
                                                                                                                         --------

Dividends accrued on preferred stock                                       (302)                                             (302)
Purchase of shares for treasury                                                                                    (60)       (60)
Issuance of shares for employee benefit plans
 and stock options                                                                      (46)                        97         51
                                                  -----    --------    --------    --------          -------   -------   --------

Balance, March 31, 2000                           $ 134    $ 21,412    $ 55,375    $ (3,452)         $ 4,689   $(1,516)  $ 76,642
                                                  =====    ========    ========    ========          =======   =======   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                                    March 31,
                                                                           -----------------------------
                                                                              2001                2000
                                                                           -----------------------------
(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     990           $   1,152
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of deferred acquisition costs                               4,712               2,119
      Acquisition costs deferred                                              (4,468)             (3,185)
      Realized investment gains                                                 (154)               (547)
      (Decrease) increase in insurance reserves                                 (210)              4,875
      Compensation expense related to stock grants                                11                  --
      Depreciation and amortization                                              409                 451
      Deferred income tax expense                                                578                 567
      Decrease (increase) in receivables, net                                    894              (3,086)
      Increase in other liabilities                                            1,387                 355
      Other, net                                                              (3,143)               (496)
                                                                           -----------------------------
         Net cash provided by operating activities                             1,006               2,205
                                                                           -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                                  16,885               2,841
   Investments purchased                                                     (27,306)            (15,450)
   Additions to property and equipment                                          (262)               (108)
   Acquisition of Association Casualty                                           (40)                (80)
                                                                           -----------------------------
       Net cash used by investing activities                                 (10,723)            (12,797)
                                                                           -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                        27                  51
   Purchase of treasury shares                                                    (3)                (60)
   Proceeds from the issuance of Series C Preferred Stock                        750                  --
   Repayments of debt                                                             --              (1,000)
                                                                           -----------------------------
       Net cash provided (used) by financing activities                          774              (1,009)
                                                                           -----------------------------

Net decrease in cash and cash equivalents                                     (8,943)            (11,601)
Cash and cash equivalents at beginning of period                              31,914              34,306
                                                                           -----------------------------
Cash and cash equivalents at end of period                                 $  22,971           $  22,705
                                                                           =============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                     $   1,263           $   1,015
                                                                           =============================
Cash paid for income taxes                                                 $      --           $      --
                                                                           =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                            (Unaudited; In thousands)


NOTE 1.  Basis of presentation.

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE 2.  Segment Information

The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company's revenue and pretax income (loss) for the three months ended March 31, 2001 and 2000.

         REVENUES

                                                   Three Months Ended
                                                        March 31,
                                             -----------------------------
                                                2001                2000
                                             -----------------------------
American Southern                            $  11,296           $  10,950
Association Casualty                             6,840               5,127
Georgia Casualty                                 7,111               7,223
Bankers Fidelity                                14,645              13,244
Corporate and Other                              1,850               2,005
Adjustments and eliminations                    (1,521)             (1,686)
                                             -----------------------------

Consolidated results                         $  40,221           $  36,863
==========================================================================

         INCOME (LOSS) BEFORE INCOME TAX
                    PROVISION

                                                Three Months Ended
                                                     March 31,
                                             -------------------------
                                              2001               2000
                                             -------------------------
American Southern                            $ 1,290           $ 1,559
Association Casualty                             245              (175)
Georgia Casualty                                 636               444
Bankers Fidelity                                 831             1,060
Corporate and Other                           (1,403)           (1,162)
                                             -------------------------

Consolidated results                         $ 1,599           $ 1,726
======================================================================

NOTE 3.  Credit Arrangements

The Company is a party to a five-year revolving credit facility that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.50% at March 31, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1,000. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia Bank, N.A. ("Wachovia"), which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at March 31, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and interest coverage to interest. The Company is in compliance with all debt covenants at March 31, 2001 and expects to remain in compliance for the remainder of 2001.

NOTE 4.  Derivative Financial Instruments

The Company adopted the Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), on January 1, 2001. The impact of adopting SFAS 133, as amended by SFAS 138 did not have a material effect on the Company's financial condition or results of operations.

On March 21, 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap is effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3 month LIBOR. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity.

The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at March 31, 2001, as follows:

                               -----------------------------------------
                                                              Carrying
                               Notional         Fair           Value
                                Amount          Value        (Liability)
                               -----------------------------------------
Interest rate swap agreement   $15,000          $(34)           $(34)

NOTE 5.  Reconciliation of Other Comprehensive Income (Loss)

                                                                                                            March 31,
                                                                                                    -------------------------
                                                                                                      2001             2000
                                                                                                    -------------------------
Gain on sale of securities included in net income                                                   $   154           $   547
                                                                                                    =========================
Other comprehensive income (loss):
     Net pre-tax unrealized gain (loss) arising during year                                         $ 4,245           $(4,295)
     Reclassification adjustment                                                                       (154)             (547)
                                                                                                    -------------------------
     Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)               4,091            (4,842)
     Fair value adjustment to interest rate swap                                                        (34)               --
     Deferred income tax attributable to other comprehensive income (loss)                           (1,432)            1,695
                                                                                                    -------------------------
Other comprehensive income (loss)                                                                   $ 2,625           $(3,147)
                                                                                                    =========================

NOTE 6.  Earnings per common share

         A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
(In thousands, except per share data)                         2001             2000
                                                            -------------------------
Basic Earnings Per Common Share
     Net income                                             $   990           $ 1,152
     Less preferred stock dividends                            (358)             (302)
                                                            -------------------------
     Net income applicable to common
     shareholders                                           $   632           $   850
                                                            =========================

     Weighted average common shares outstanding              21,164            21,012
                                                            =========================

     Net income per common share                            $   .03           $   .04
                                                            =========================

Diluted Earnings Per Common Share:
     Net income applicable to common
     shareholders                                           $   632           $   850
                                                            =========================

     Weighted average common shares outstanding              21,164            21,012

Effect of dilutive stock options                                 --                21
                                                            -------------------------
     Weighted average common shares outstanding
     adjusted for dilutive stock options                     21,164            21,033
                                                            =========================

     Net income per common share                            $   .03           $   .04
                                                            =========================

Outstanding stock options of 753,000 for the three months ended March 31, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 811,000 for the quarter ended March 31, 2000 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred stock was excluded from the earnings per common share calculation for 2001 since its impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per share calculation for 2000 since its impact was antidilutive.

NOTE 7.  Commitments and Contingencies

During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract is to remain in effect pending appeal. While management believes that the effect of an adverse outcome on this case would not materially affect the current financial position of the Company, it may have a material impact on the future results of operations of the Company.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 8.  Prior year Reclassifications

Certain reclassifications have been made to the 2000 balances to conform with the 2001 presentation.

                                     ITEM 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERALL CORPORATE RESULTS

On a consolidated basis, the Company earned $1.0 million, or $0.03 per diluted share, during the first quarter of 2001 compared to net income of $1.2 million, or $0.04 per diluted share, during the first quarter of 2000. Pre-tax income before realized gains increased to $1.5 million during the first quarter of 2001 from $1.2 million for the comparable period in 2000. The improved operating performance is attributable to better underwriting results in Georgia Casualty and Association Casualty. Premium revenue for the quarter increased 12.5% or $4.0 million and is primarily due to rate increases on renewal business.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

AMERICAN SOUTHERN

The following is a summary of American Southern's premiums for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                            March 31,
                                   ---------------------------
                                     2001               2000
                                   --------           --------
Gross written premiums             $  5,549           $  9,272
Ceded premiums                       (1,162)            (1,318)
                                   --------           --------

Net written premiums               $  4,387           $  7,954
                                   ========           ========

Net earned premiums                $ 10,062           $  9,678
                                   ========           ========

Gross written premiums at American Southern decreased 40.1% or $3.7 million for the quarter. In April of 2000, the company began recognizing written premiums produced by its joint venture with the AAA of Carolinas Motor Club on an annual basis instead of on a semiannual basis as was done in the previous year and is primarily attributable to the quarter to quarter decrease in written premiums. In addition, during 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract is to remain in effect pending appeal. As a conservative measure, American Southern is recognizing this premium on a monthly basis until the appeal is settled rather than recognizing the annual premium and offsetting this with unearned premium. This contract, when renewed, was done so at a lower rate than in the previous year, contributing to the decline in written premiums.

Net earned premiums for the quarter increased slightly to $384,000 or 4% over the first quarter of 2000.

The following is American Southern's earned premium by line of business for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                            March 31,
                                   ------------------------
                                    2001              2000
                                   -------          -------
Commercial automobile              $ 7,802          $ 6,906
Private passenger auto                 692              819
General liability                      760              964
Property                               795              976
Other                                   13               13
                                   -------          -------

                                   $10,062          $ 9,678
                                   =======          =======

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

The following is the loss and expense ratios of American Southern for the first quarter of 2001 and for the comparable periods in 2000:

                                         Three months ended
                                              March 31,
                                       -----------------------
                                       2001               2000
                                       ----               ----
Loss ratio                             71.1%              64.3%
Expense ratio*                         27.9%              32.4%
                                       ----               ----
Combined ratio                         99.0%              96.7%
                                       ====               ====

* Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the first quarter of 2001 was 71.1% compared to 64.3% in the first quarter of 2000. American Southern was impacted by an abnormally high occurrence of automobile claims during the first quarter. The decline in the expense ratio for the quarter is a function of American Southern's profit sharing arrangements that compensate the Company's agents based upon the profitability of the business they write.

ASSOCIATION CASUALTY

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as "Association Casualty") are presented for the first quarter of 2001 and the comparable quarter in 2000.

The following is a summary of Association Casualty's premiums for the first quarter of 2001 and the comparable quarter in 2000 (in thousands):

                                        Three months ended
                                             March 31,
                                   ----------------------------
                                     2001               2000
                                   --------           --------
Gross written premiums             $ 10,481           $  5,005
Ceded premiums                         (953)              (353)
                                   --------           --------

Net written premiums               $  9,528           $  4,652
                                   ========           ========

Net earned premiums                $  6,056           $  4,368
                                   ========           ========

Gross written premiums for the first quarter of 2001 increased 109.4% or $5.5 million over the comparable period in 2000. During the fourth quarter of 2000, the company began recognizing written premiums on an annualized basis instead of using the installment method resulting in a significant increase in written premiums. The impact to earned premiums was not significant. In addition, Association Casualty is aggressively increasing rates on renewal business, in some cases up to 30%. The company has also added premium related to commercial lines other than workers' compensation such as general liability, property, and other commercial coverage to complement its existing book of business. While Association Casualty currently writes predominately workers' compensation insurance in the state of Texas (94% of net earned premiums), the company intends to market itself as a complete commercial lines carrier.

The following is the loss and expense ratio for Association Casualty for the first quarter of 2001 and the comparable period in 2000:

                                      Three months ended
                                           March 31,
                                   -----------------------
                                    2001             2000
                                   ------           ------
Loss ratio                           74.2%            89.2%
Expense ratio*                       29.6%            29.8%
                                   ------           ------

Combined ratio                      103.8%           119.0%
                                   ======           ======

* Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio declined to 74.2% in the first quarter of 2001 from 89.2% in the first quarter of 2000. The primary reason for the decline can be attributable to the benefits of the premium rate increases that began during the second half of 2000. The company continues to be adversely impacted by the liberal interpretation of the worker's compensation laws in the state of Texas. As the law has matured, factors such as "life time medical" and the "impairment rating" structure have become significant in contributing to the increased medical costs. To help to mitigate these costs and achieve an underwriting profit, Association Casualty continues to increase pricing and improve underwriting criteria. Loss control efforts are directed toward reducing the frequency of claims.

The expense ratio in the first quarter of 2001 declined slightly to 29.6% from 29.8% in the first quarter of 2000 primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

GEORGIA CASUALTY

The following is a summary of Georgia Casualty's premiums for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                             March 31,
                                   ---------------------------
                                     2001               2000
                                   --------           --------
Gross written premiums             $  9,432           $ 11,021
Ceded premiums                       (3,886)              (818)
                                   --------           --------

Net written premiums               $  5,546           $ 10,203
                                   ========           ========

Net earned premiums                $  6,373           $  6,425
                                   ========           ========

Gross written premiums at Georgia Casualty decreased $1.6 million or 14.4% during the first quarter of 2001 as compared to the same period in 2000. The decrease in premiums for the quarter is the result of several factors. First, approximately $1.2 million of written premiums related to 1999 were recorded in the first quarter of 2000. The impact to earned premiums was not significant. In addition, the company began recognizing one of its larger accounts on a direct bill basis as opposed to one installment as was done in the previous year. Excluding the impact of these events, written premiums increased 4.8% over the first quarter in 2000 primarily as a result of the premium rate increases on its new and renewal business.

The increase in ceded premiums is the result of a 40% quota share reinsurance agreement that the company put into place in the first quarter of 2001 to continue its premium growth and protect its surplus.

The following is Georgia Casualty's earned premium by line of business for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                           March 31,
                                   --------------------------
                                     2001               2000
                                   -------            -------
Workers' compensation              $ 2,910            $ 4,031
General Liability                      664              1,008
Commercial multi-peril               1,517                576
Commercial automobile                1,282                810
                                   -------            -------
                                   $ 6,373            $ 6,425
                                   =======            =======

Net earned premiums declined slightly during the quarter primarily due to the factors discussed previously. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers' compensation repositioning the company as a one stop commercial lines carrier.

The following is Georgia Casualty's loss and expense ratios for the first quarter of 2001 and the comparable period in 2000:

                                     Three months ended
                                         March 31,
                                   ---------------------
                                    2001            2000
                                   -----           -----
Loss ratio                          67.4%           68.7%
Expense ratio                       34.2%           36.8%
                                   -----           -----

Combined ratio                     101.6%          105.5%
                                   =====           =====

The loss ratio declined to 67.4% in the first quarter of 2001 from 68.7% in the first quarter of 2000. The primary reason for the decline is attributable to the company's strict adherence to underwriting discipline and premium rate increases. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing).

The expense ratio for the quarter declined to 34.2% from 36.8% primarily as a result of the ceding commission the company is receiving from the quota share contract put into place during the first quarter of 2001.

BANKERS FIDELITY

The following summarizes Bankers Fidelity's premiums for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                            March 31,
                                   ---------------------------
                                     2001               2000
                                   --------           --------
Medicare supplement                $  9,185           $  7,394
Other health                            718                765
Life                                  3,455              3,249
                                   --------           --------

Total all lines                    $ 13,358           $ 11,408
                                   ========           ========

Premium revenue at Bankers Fidelity increased $2.0 million or 17.1% during the first quarter of 2001. The most significant increase in premium arose in the Medicare supplement line of business, which increased 24.2% for the quarter. Bankers Fidelity has continued to expand its market presence throughout the Southeast and Mid Atlantic Region, especially in Pennsylvania. During the first quarter of 2001, the company added additional Medicare premiums in Pennsylvania of approximately $0.9 million as compared to the same period in 2000. In addition, during 2000 Bankers Fidelity implemented rate increases on this product, in some cases up to 30%, which are reflected in the current quarter increases for premium revenues. Bankers Fidelity is also continuing to see increased sales of its life products. The major marketing effort at Bankers Fidelity continues to be on this product line.

The following summarizes Bankers Fidelity's operating expenses for the first quarter of 2001 and the comparable period in 2000 (in thousands):

                                       Three months ended
                                            March 31,
                                   ---------------------------
                                     2001               2000
                                   --------           --------

Benefits and losses                $  9,607           $  8,342
Commission and other
   Expenses                           4,204              3,842
                                   --------           --------

Total expenses                     $ 13,811           $ 12,184
                                   ========           ========

The increase in both "benefits and losses" and "commission and other expenses" is primarily attributable to the increase in premiums. Benefits and losses are up 15.2% for the quarter. As a percentage of premiums, benefits and losses were 71.9% for the first quarter of 2001 compared to 73.1% in the first quarter of 2000. The decrease is primarily attributable to the rate increases that Bankers Fidelity had put in place during 2000.

The company has been successful in keeping operating costs flat, while continuing to add new business. As a percentage of premiums, these expenses were 31.5% for the first quarter of 2001 compared to 33.7% in the first quarter of 2000.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter decreased $0.2 million or 5.2% over the first quarter of 2000. During the first quarter of 2000, the Company benefited from a significant gain in a real estate partnership in which it is involved. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $ 0.4 million. This real estate gain was non-recurring and is the primary cause for the quarter-to-quarter decline in investment income.

The Company recognized a $0.2 million realized gain for the first quarter of 2001 compared to a $0.5 million realized gain in the first quarter of 2000. Management continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the first quarter decreased slightly compared to the same period in 2000. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During 2000, the Company paid down $4.5 million on the revolver, leaving $21.5 million outstanding under the facility. This debt, coupled with the $25 million variable rated demand bonds entered into during the second quarter of 1999, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt at March 31, 2001 to $46.5 million, down from $50.0 million in the first quarter of 2000. In addition, the base interest rate, LIBOR, decreased over the prior quarter. The interest rate on both the revolver and the bonds is variable and is tied to 30-day LIBOR. The reduction in debt along with decreasing interest rates accounts for the quarter-to-quarter decrease.

OTHER EXPENSES AND TAXES

The increase in other expenses (commissions, underwriting expenses, and other expenses) of $0.8 million or 7.5% for the quarter is primarily attributable to an overall increase in operating expenses related to Association Casualty. During the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing commissions and premium taxes in conjunction with written premiums. On a consolidated basis, as a percentage of earned premiums, other expenses declined to 33.8% in the first quarter of 2001 from 35.3% in the first quarter of 2000.

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

The Company's insurance subsidiaries reported a combined statutory income of $2.3 million for the first three months of 2001 compared to statutory net income of $1.4 million for the first three months of 2000. The reasons for the increase in statutory earnings in the first three months of 2001 are the same as those discussed in "Results of Operations" above. Statutory results are further compounded by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At March 31, 2001, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $6.3 million. The outstanding shares of Series C Preferred Stock ("Series C Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock, and are redeemable at the Company's option. The Series C Stock is not currently convertible. At March 31, 2001, the Company had accrued, but unpaid, dividends on the Series C Stock totaling $0.1 million.

The Company is a party to a five-year revolving credit facility that provides for borrowings up to $30.0 million. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.50% at March 31, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1.0 million. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

The Company also has outstanding $25.0 million of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia Bank, N.A. ("Wachovia"), which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at March 31, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and interest coverage to interest. The Company is in compliance with all debt covenants at March 31, 2001 and expects to remain in compliance for the remainder of 2001.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2001 decreased slightly over the first quarter of 2000. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $31 million at March 31, 2001.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2001, Georgia Casualty had $14.0 million statutory surplus, American Southern had $31.7 million of statutory surplus, Association Casualty had $15.7 million of statutory surplus, and Bankers Fidelity had $23.2 million of statutory surplus.

Net cash provided by operating activities was $1.0 million in the first three months of 2001 compared to net cash provided by operating activities of $2.2 million in the first three months of 2000. Cash and short-term investments decreased from $31.9 million at December 31, 2000, to $23.0 million at March 31, 2001, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $230.9 million due to the shift from short-term investments.

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

On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap is effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity. With the exception of the interest rate swap agreement discussed above, there were no material changes to the Company's market risks since December 31, 2000.

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management's assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2000 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Report on Form 8-K

(a) No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ATLANTIC AMERICAN CORPORATION
                                ------------------------------------------------
                                               (Registrant)



Date:  May 15, 2001             By: /s/ Robert A. Renaud
                                    --------------------------------------------
                                    Robert A. Renaud
                                    Vice President and CFO
                                    Principal Financial and Accounting Officer)