Form 10-Q
period 2001-06-30
ATLANTIC AMERICAN CORP
filed 2001-08-13
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

___________

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
Incorporated pursuant to the laws of the State of Georgia

___________

Internal Revenue Service— Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 13, 2001, was 21,207,351.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

(Unaudited; In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

Cash, including short-term investments of $8,542 and $15,013	$23,090	$31,914

Investments:

Bonds (cost: $165,041 and $160,574)	164,146	159,404

Common and preferred stocks (cost: $31,992 and $32,109)	48,691	43,945

Other invested assets (cost: $5,923 and $6,036)	5,780	5,862

Mortgage loans	3,529	3,538

Policy and student loans	2,379	3,098

Real estate	46	46

Total investments	224,571	215,893

Receivables:

Reinsurance	44,628	39,088

Other (net of allowance for bad debts: $1,399 and $1,269)	55,880	37,261

Deferred income taxes, net	1,107	3,839

Deferred acquisition costs	24,445	23,398

Other assets	8,348	4,886

Goodwill	19,141	19,498

Total assets	$401,210	$375,777

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policy funds:

Future policy benefits	$43,300	$42,106

Unearned premiums	57,006	45,421

Losses and claims	139,364	133,220

Other policy liabilities	3,842	4,417

Total policy liabilities	243,512	225,164

Accounts payable and accrued expenses	25,085	20,873

Debt payable	45,000	46,500

Total liabilities	313,597	292,537

Commitments and contingencies (Note 8) Shareholders’ equity:

Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134

Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25

Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2001 and 2000 and 21,191,107 outstanding in 2001 and 21,157,250 shares outstanding in 2000	21,412	21,412

Additional paid-in capital	56,584	56,997

Accumulated deficit	—	(1,248)

Accumulated other comprehensive income	10,193	6,820

Treasury stock, at cost, 221,031 shares in 2001 and 254,888 shares in 2000	(735)	(900)

Total shareholders’ equity	87,613	83,240

Total liabilities and shareholders’ equity	$401,210	$375,777

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

(Unaudited; In thousands, except per share data)

Revenue:

Insurance premiums	$36,005	$32,811	$71,855	$64,690

Investment income	3,809	3,872	7,577	7,846

Realized investment gains (losses), net	994	(20)	1,148	527

Other income	252	210	701	673

Total revenue	41,060	36,873	81,281	73,736

Benefits and expenses:

Insurance benefits and losses incurred	28,041	23,694	53,593	46,571

Commissions and underwriting expenses	8,294	8,876	17,737	17,828

Interest expense	869	1,109	1,823	2,101

Other	2,827	2,119	5,500	4,435

Total benefits and expenses	40,031	35,798	78,653	70,935

Income before income tax expense	1,029	1,075	2,628	2,801

Income tax expense	389	364	998	938

Net income before preferred stock dividends	640	711	1,630	1,863

Preferred stock dividends	(357)	(301)	(715)	(603)

Net income applicable to common stock	$283	$410	$915	$1,260

Net income per common share (basic and diluted)	$.01	$.02	$.04	$.06

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited; Amounts in thousands)

					Net
			Additional		Accumulated other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit	Income	Stock	Total

Six Months Ended June 30, 2001

Balance, December 31, 2000	$159	$21,412	$56,997	$(1,248)	$6,820	$(900)	$83,240

Comprehensive income:

Net income				1,630			1,630

Increase in unrealized investment gains					5,168		5,168

Deferred income tax attributable to other comprehensive income					(1,816)		(1,816)

Fair value adjustment to interest rate swap					21		21

Total comprehensive income							5,003

Dividends accrued on preferred stock

Compensation expense related to stock grants			(437)	(278)			(715)

Purchase of shares for treasury			24				24

Issuance of shares for employee benefit plans						(8)	(8)

and stock options				(104)		173	69

Balance, June 30, 2001	$159	$21,412	$56,584	$—	$10,193	$(735)	$87,613

Six Months Ended June 30, 2000

Balance, December 31, 1999	$134	$21,412	$55,677	$(4,558)	$7,836	$(1,553)	$78,948

Comprehensive loss:

Net income				1,863			1,863

Decrease in unrealized investment gains					(9,878)		(9,878)

Deferred income tax benefit attributable to other comprehensive loss					3,457		3,457

Total comprehensive loss							(4,558)

Dividends accrued on preferred stock			(603)				(603)

Purchase of shares for treasury						(73)	(73)

Issuance of shares for employee benefit plans and stock options				(77)		164	87

Balance, June 30, 2000	$134	$21,412	$55,074	$(2,772)	$1,415	$(1,462)	$73,801

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2001	2000

(Unaudited; In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$1,630	$1,863

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred acquisition costs	9,029	7,523

Acquisition costs deferred	(10,076)	(9,996)

Realized investment gains	(1,148)	(527)

Increase in insurance reserves	18,348	10,721

Compensation expense related to stock grants	24	—

Depreciation and amortization	828	860

Deferred income tax expense	916	912

Increase in receivables, net	(15,776)	(4,461)

Increase in other liabilities	3,496	323

Other, net	(3,780)	(781)

Net cash provided by operating activities	3,491	6,437

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured	40,977	5,847

Investments purchased	(51,393)	(25,047)

Additions to property and equipment	(420)	(210)

Acquisition of Association Casualty	(40)	(93)

Net cash used by investing activities	(10,876)	(19,503)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	69	87

Purchase of treasury shares	(8)	(73)

Repayments of debt	(1,500)	(1,000)

Net cash used by financing activities	(1,439)	(986)

Net decrease in cash and cash equivalents	(8,824)	(14,052)

Cash and cash equivalents at beginning of period	31,914	34,306

Cash and cash equivalents at end of period	$23,090	$20,254

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$1,916	$2,033

Cash paid for income taxes	$—	$41

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001
(Unaudited; In thousands)

Note 1. Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2. Impact of recently issued accounting standards

On June 30, 2001, the Financial Accounting Standards Board issued Statement 141, “Business Combinations” (“SFAS 141”) and Statement 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, and more frequently if circumstances indicate a possible impairment. In addition, a fair-value-based goodwill impairment test will be required rather than the more commonly used undiscounted cash flow approach. Existing goodwill and intangible assets with indefinite lives will continue to be amortized over their estimated useful lives until January 1, 2002. Goodwill and intangible assets with indefinite lives acquired after June 30, 2001 are no longer amortized. The Company will adopt SFAS 142 on January 1, 2002. The impact of adopting SFAS 142 on the Company's financial statements has not yet been determined.

Note 3. Segment Information

The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company’s revenue and pretax income (loss) for the three months and six months ended June 30, 2001 and 2000.

Revenues
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

American Southern	$10,691	$10,300	$21,987	$21,250

Association Casualty	7,478	5,389	14,318	10,516

Georgia Casualty	7,474	8,043	14,585	15,266

Bankers Fidelity	15,214	13,057	29,859	26,301

Corporate and Other	1,982	1,722	3,832	3,727

Adjustments and eliminations	(1,779)	(1,638)	(3,300)	(3,324)

Consolidated results	$41,060	$36,873	$81,281	$73,736

Income (loss) before income tax	Three Months Ended		Six Months Ended
provision	June 30,		June 30,

	2001	2000	2001	2000

American Southern	$1,635	$1,144	$2,925	$2,703

Association Casualty	(596)	154	(145)	(21)

Georgia Casualty	595	71	1,231	515

Bankers Fidelity	869	599	1,700	1,659

Corporate and Other	(1,474)	(893)	(3,083)	(2,055)

Consolidated results	$1,029	$1,075	$2,628	$2,801

Note 4. Credit Arrangements

The Company is a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”) that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, 2.50% at June 30, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1,000. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which are redeemable at the Company’s option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia, which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice that it is exercising its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at June 30, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and interest coverage to interest. The Company is in compliance with all debt covenants at June 30, 2001 and expects to remain in compliance for the remainder of 2001.

Note 5. Derivative Financial Instruments

The Company adopted the Statement of Financial Accounting Standards (“SFAS “) 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and the corresponding amendments under SFAS 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“SFAS 138”), on January 1, 2001. The impact of adopting SFAS 133, as amended by SFAS 138 did not have a material effect on the Company’s financial condition or results of operations.

On March 21, 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity.

The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at June 30, 2001, as follows:

	Notional	Fair	Carrying
	Amount	Value	Value (Liability)

Interest rate swap agreement	$15,000	$21	$21

Note 6. Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Gain on sale of securities included in net income	$994	$(20)	$1,148	$527

Other comprehensive income (loss):

Net pre-tax unrealized gain (loss) arising during year	$2,071	$(5,056)	$6,316	$(9,351)

Reclassification adjustment	(994)	20	(1,148)	(527)

Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	1,077	(5,036)	5,168	(9,878)

Fair value adjustment to interest rate swap	55	—	21	—

Deferred income tax attributable to other comprehensive income (loss)	(384)	1,762	(1,816)	3,457

Other comprehensive income (loss)	$748	$(3,274)	$3,373	$(6,421)

Note 7. Earnings per common share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(In thousands, except per share data)	2001	2000	2001	2000

Basic Earnings Per Common Share

Net income	$640	$711	$1,630	$1,863

Less preferred stock dividends	(357)	(301)	(715)	(603)

Net income applicable to common shareholders	$283	$410	$915	$1,260

Weighted average common shares outstanding	21,186	21,025	21,175	21,018

Net income per common share	$.01	$.02	$.04	$.06

Diluted Earnings Per Common Share:

Net income applicable to common shareholders	$283	$410	$915	$1,260

Weighted average common shares outstanding	21,186	21,025	21,175	21,018

Effect of dilutive stock options	—	59	—	41

Weighted average common shares outstanding adjusted for dilutive stock options	21,186	21,084	21,175	21,059

Net income per common share	$.01	$.02	$.04	$.06

Outstanding stock options of 759,000 for the three months and six months ended June 30, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 811,000 for the three and six months ended June 30, 2000 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred stock was excluded from the earnings per common share calculation for 2001 since its impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per share calculation for 2000 since its impact was antidilutive.

Note 8. Commitments and Contingencies

During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract accounts for approximately 12% of annualized premium revenue and is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, it may have a material impact on the future results of operations of the Company.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 9. Prior year Reclassifications

Certain reclassifications have been made to the 2000 balances to conform with the 2001 presentation.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the Company earned $0.6 million, or $0.01 per diluted share, for the second quarter ended June 30, 2001 compared to net income of $0.7 million, or $0.02 per diluted share, for the second quarter ended June 30, 2000. Net income was $1.6 million or $0.04 per share for the six months ended June 30, 2001, compared to net income of $1.9 million or $0.06 per share for the six months ended June 30, 2000. Premium revenue for the quarter ended June 30, 2001 increased 9.7% to $36.0 million. For the six months ended June 30, 2001, premium revenue increased 11.1% to $71.9 million. The increase in premiums for the second quarter and six months ended June 30, 2001 is primarily attributable to rate increases and overall market expansion.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross written premiums	$22,767	$12,000	$28,316	$21,272

Ceded premiums	(1,203)	(1,237)	(2,365)	(2,555)

Net written premiums	$21,564	$10,763	$25,951	$18,717

Net earned premiums	$9,427	$9,006	$19,489	$18,684

Gross written premiums at American Southern increased 89.7% or $10.8 million during the second quarter of 2001 and 33.1% or $7.0 million for the year to date period. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 12% of annualized premium revenue, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, an adverse outcome may have a material adverse affect on the company’s financial position or results of operations. In the first half of 2000, as a conservative measure, American Southern had been recognizing the premium of this contract on a monthly basis instead of recording the entire premium in the first quarter and offsetting it with unearned premium. In the third quarter of 2000, the company recognized, as written premium, the remaining premium balance on this contract. The contract was effective in May 2001 and is renewable annually for a three year period. American Southern recognized the entire premium on this contract during the second quarter of 2001, instead of in the third quarter as was done in 2000, which is the primary reason for the quarter to quarter and year to date increase in written premiums.

Net earned premiums for the quarter and year to date period increased slightly by $0.4 million and $0.8 million, respectively, over the comparable periods in 2000 and is primarily due to rate increases on renewal business.

The following is American Southern’s earned premium by line of business for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Commercial automobile	$6,977	$6,621	$14,779	$13,527

Private passenger auto	797	821	1,489	1,640

General liability	805	827	1,565	1,791

Property	826	722	1,621	1,698

Other	22	15	35	28

	$9,427	$9,006	$19,489	$18,684

American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. During the second quarter of 2001, American Southern received a notice of non- renewal on one of its state contracts that will result in a reduction in annualized premium revenue of approximately $4.0 million effective beginning in July 2001. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, the company is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from non-renewals of accounts.

The following is the loss and expense ratios of American Southern for the second quarter and first six months of 2001 and for the comparable periods in 2000:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Loss ratio	72.8%	71.2%	71.9%	67.6%

Expense ratio*	22.9%	30.1%	25.5%	31.3%

Combined ratio	95.7%	101.3%	97.4%	98.9%

*	Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the second quarter increased slightly to 72.8% compared to 71.2% in the second quarter of 2000. For the year to date period the loss ratio increased to 71.9% from 67.6% in the same comparable period in 2000. American Southern was impacted by an abnormally high occurrence of automobile claims during the first quarter of 2001. The decline in the expense ratio for the quarter and year to date period is a function of American Southern’s profit sharing arrangements that compensate the company’s agents based upon the profitability of the business they write. In addition, American Southern is paying a much smaller commission than it did in the previous year on one of its larger contracts.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as “Association Casualty”) are presented for the second quarter and first six months of 2001 and the comparable periods in 2000.

The following is a summary of Association Casualty’s premiums for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross written premiums	$10,096	$5,758	$20,577	$10,763

Ceded premiums	(952)	(672)	(1,905)	(1,025)

Net written premiums	$9,144	$5,086	$18,672	$9,738

Net earned premiums	$6,432	$4,618	$12,488	$8,986

Gross written premiums at Association Casualty increased $4.3 million or 75.3% during the second quarter of 2001 and $9.8 million or 91.2% during the first half of 2001. During the fourth quarter of 2000, the company began recognizing written premiums on an annualized basis instead of using the installment method resulting in a significant increase in written premiums. The impact to earned premiums was not significant. In addition, Association Casualty is aggressively increasing rates on renewal business, in some cases up to 30%. The company has also added premium related to commercial lines other than workers’ compensation such as general liability, property, and other commercial coverage to complement its existing book of business. While Association Casualty currently writes predominately workers’ compensation insurance in the state of Texas (92% of net earned premiums), the company intends to market itself as a complete commercial lines carrier.

The following is the loss and expense ratio for Association Casualty for the second quarter and first six months of 2001 and the comparable periods in 2000:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Loss ratio	98.5%	74.5%	86.7%	81.6%

Expense ratio*	25.4%	27.7%	27.5%	28.7%

Combined ratio	123.9%	102.2%	114.2%	110.3%

*	Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio increased to 98.5% in the second quarter of 2001 from 74.5% in the second quarter of 2000 and from 81.6% for the first six months of 2000 to 86.7% for the comparable period in 2001. The primary reason for the increase can be attributable to adverse development on prior year losses. In addition, current year losses were also reviewed and increased to levels deemed more appropriate by management. The company continues to be adversely impacted by the liberal interpretation of the worker’s compensation laws in the state of Texas. As the law has matured, factors such as “life time medical” and the “impairment rating” structure have become significant in contributing to the increased medical costs. To help to mitigate these costs and achieve an underwriting profit, Association Casualty continues to increase pricing and improve underwriting criteria. Loss control efforts are directed toward reducing the frequency of claims.

The expense ratio in the second quarter of 2001 declined to 25.4% from 27.7% in the second quarter of 2000, and to 27.5% from 28.7% for the year to date period primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Gross written premiums	$11,183	$9,602	$20,615	$20,623

Ceded premiums	(4,097)	(1,022)	(7,983)	(1,840)

Net written premiums	$7,086	$8,580	$12,632	$18,783

Net earned premiums	$6,510	$7,364	$12,883	$13,789

Gross written premiums at Georgia Casualty increased $1.6 million or 16.5% during the second quarter of 2001 as compared to the same period in 2000. The increase in premiums for the quarter is mostly attributable to the renewal of one its larger accounts at a significant rate increase in addition to the added premiums provided by new agency appointments. For the year to date period gross written premiums declined slightly. The decrease in premiums for the first six months is the result of several factors. First, approximately $1.2 million of written premiums related to 1999 were recorded in the first quarter of 2000. The impact to earned premiums was not significant. In addition, the company began recognizing one of its larger accounts on a direct bill basis as opposed to one installment as was done in the previous year. Excluding the impact of these events, written premiums increased over the first half of 2000 primarily as a result of the premium rate increases on its new and renewal business.

The increase in ceded premiums is the result of a 40% quota share reinsurance agreement that the company put into place in the first quarter of 2001 to continue its premium growth and protect its surplus.

The following is Georgia Casualty’s earned premium by line of business for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Workers’ compensation	$2,861	$4,454	$5,771	$8,485

General Liability	625	663	1,289	1,239

Commercial multi-peril	1,648	1,038	3,165	1,848

Commercial automobile	1,376	1,209	2,658	2,217

	$6,510	$7,364	$12,883	$13,789

Net earned premiums declined $0.9 million or 11.6% during the quarter and $0.9 million or 6.6% in the first half of 2001 primarily due to the factors discussed previously. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers’ compensation repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is spreading its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

The following is Georgia Casualty’s loss and expense ratios for the second quarter and first six months of 2001 and the comparable periods in 2000:

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Loss ratio	68.3%	71.7%	67.9%	70.3%

Expense ratio	37.4%	36.5%	35.8%	36.6%

Combined ratio	105.7%	108.2%	103.7%	106.9%

The loss ratio declined to 68.3% in the second quarter of 2001 from 71.7% in the second quarter of 2000 and from 70.3% for the first six months of 2000 to 67.9% for the comparable period in 2001. The primary reason for the decline is attributable to the company’s strict adherence to underwriting discipline and premium rate increases. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing).

The expense ratio for the quarter increased to 37.4% from 36.5% and is primarily attributable to an increase in the bad debt reserve due to the write off of certain receivables deemed uncollectible by management. The expense ratio for the first half of 2001 declined to 35.8% from 36.6% for the comparable period in 2000 primarily as a result of the ceding commission the company is receiving from the quota share contract put into place during the first quarter of 2001.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Medicare supplement	$9,320	$7,598	$18,505	$14,992

Other health	727	751	1,445	1,516

Life	3,591	3,474	7,046	6,723

Total	$13,638	$11,823	$26,996	$23,231

Premium revenue at Bankers Fidelity increased $1.8 million or 15.4% during the second quarter of 2001 and $3.8 million or 16.2% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business, which increased 22.7% for the quarter and 23.4% for the year. Bankers Fidelity has continued to expand its market presence throughout the Southeast, Mid-Atlantic Region, especially in Pennsylvania, and in the Western Region. During the first quarter of 2001, the company added additional Medicare supplemental premium for Pennsylvania of approximately $1.0 million as compared to the same period in 2000. In addition, during 2000 and 2001 Bankers Fidelity implemented rate increases on the Medicare supplemental product, in some cases up to 30%, which are reflected in the current year increases for premium revenues. Bankers Fidelity is also continuing to see increased sales of its life products.

The following summarizes Bankers Fidelity’s operating expenses for the second quarter and first six months of 2001 and the comparable periods in 2000 (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Benefits and losses	$10,397	$8,566	$20,004	$16,908

Commission and other expenses	3,950	3,892	8,154	7,734

Total expenses	$14,347	$12,458	$28,158	$24,642

The increase in both “benefits and losses” and “commission and other expenses” is primarily attributable to the increase in new business. Benefits and losses are up 21.4% for the quarter and 18.3% for the year. As a percentage of premiums, benefits and losses were 76.2% for the quarter and 74.1% for the year compared to 72.4% in the second quarter of 2000 and 72.8% for the first six months of 2000. The increase is primarily attributable to continued aging of the life business and higher medical trends than expected for the health business. The company expects improvements related to mortality on Senior Life Products for the next two quarters as a result of seasonality trends. Additionally, the company continues to implement rate increases on the Medicare supplement line of business to mitigate the impact of higher medical costs.

The company has been successful in keeping operating costs lower, while continuing to add new business. As a percentage of premiums, these expenses were 29.0% for the quarter and 30.2% for the year compared to 32.9% in the second quarter of 2000 and 33.3% for the first six months of 2000.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter decreased $0.1 million or 1.6% over the first quarter of 2000. The decrease is primarily due to the decline in interest rates. The decline in interest rates has resulted in higher yield fixed income securities in which the company owned to be called and replaced with fixed income securities with a lower yield. Investment income for the year decreased $0.3 million or 3.4% over the comparable period in 2000. During the first quarter of 2000, the Company benefited from a significant gain in a real estate partnership in which it is involved. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $ 0.4 million. This real estate gain was non-recurring and is the primary cause for the year to date decline in investment income.

The Company recognized a $1.0 million realized gain for the second quarter of 2001 and $1.1 million for the first six months of 2001. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of 2001 decreased slightly compared to the same periods in 2000. In conjunction with the acquisition of Association Casualty, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During 2000, and in the first half of 2001, the Company paid down $6.0 million on the revolver, leaving $20.0 million outstanding under the facility. This debt, coupled with the $25 million variable rate demand bonds issued during the second quarter of 1999, the proceeds of which were used to pay down the Company’s prior credit facility, bring the total debt at June 30, 2001 to $45.0 million, down from $50.0 million in the first quarter of 2000. In addition, the base interest rate, LIBOR, decreased over the prior quarter and year to date period. The interest rate on a portion of the revolver and the bonds is variable and is tied to 30-day LIBOR. The reduction in debt along with decreasing interest rates accounts for the quarter and year to date decrease. On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR.

OTHER EXPENSES AND TAXES

The increase in other expenses (commissions, underwriting expenses, and other expenses) of $0.1 million or 1.1% for the quarter and $1.0 million or 4.4% for the year is primarily attributable to an overall increase in operating expenses specifically related to Association Casualty. During the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing commissions and premium taxes in conjunction with written premiums. Partially offsetting this increase was a significant reduction in commission expense American Southern pays on one of its larger accounts in addition to the ceding commission Georgia Casualty is receiving from the quota share contract. On a consolidated basis, as a percentage of earned premiums, other expenses declined to 30.9% in the second quarter of 2001 from 33.5% in the second quarter of 2000. Year to date this ratio improved to 32.3% from 34.4% in 2000.

LIQUIDITY AND CAPITAL RESOURCES

The major cash needs of the Company are for the payment of claims and expenses as they come due and the maintenance of adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements of the Company. The Company’s primary source of cash is written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions, taxes, and shareholder dividends from the subsidiaries, when earnings warrant such dividend payments. By statute, the state regulatory authorities establish minimum liquidity standards primarily to protect policyholders.

The Company’s insurance subsidiaries reported a combined statutory income of $2.6 million for the first six months of 2001 compared to statutory net income of $1.4 million for the first six months of 2000. The reasons for the increase in statutory earnings in the first six months of 2001 are the same as those discussed in “Results of Operations” above. Statutory results are further impacted by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles (“GAAP”) for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2001, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $6.6 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock, and are redeemable at the Company’s option. The Series C Stock is not currently convertible. At June 30, 2001, the Company had accrued, but unpaid, dividends on the Series C Stock totaling $0.1 million.

The Company is a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), that provides for borrowings up to $30.0 million. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, 2.50% at June 30, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1.0 million. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

The Company also has outstanding $25.0 million of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which are redeemable at the Company’s option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia, which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice that it is exercising its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at June 30, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), and interest coverage to interest. The Company is in compliance with all debt covenants at June 30, 2001 and expects to remain in compliance for the remainder of 2001.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the second quarter of 2001 increased slightly over the second quarter of 2000. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $29 million at June 30, 2001.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2001, Georgia Casualty had $15.7 million statutory surplus, American Southern had $31.6 million of statutory surplus, Association Casualty had $14.9 million of statutory surplus, and Bankers Fidelity had $22.4 million of statutory surplus.

Net cash provided by operating activities was $3.5 million in the first six months of 2001 compared to net cash provided by operating activities of $6.4 million in the first six months of 2000. Cash and short-term investments decreased from $31.9 million at December 31, 2000, to $23.1 million at June 30, 2001, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $224.6 million due to the shift from short-term investments.

The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, borrowings from banks will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices.

On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity. With the exception of the interest rate swap agreement discussed above, there were no material changes to the Company’s market risks since December 31, 2000.

Item 4. Submission of matters to a vote of security-holders.

On May 15, 2001, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, and the appointment of Arthur Andersen LLP as the Company’s auditors.

Election of Directors	Shares Voted

Director Nominee	For	Withheld

J. Mack Robinson	19,716,816	208,438

Hilton H. Howell, Jr.	19,836,520	88,734

Edward E. Elson	19,878,277	46,977

Harold K. Fischer	19,717,488	207,766

Samuel E. Hudgins	19,759,170	166,084

D. Raymond Riddle	19,889,199	36,055

Harriett J. Robinson	19,768,050	157,204

Scott G. Thompson	19,826,121	99,133

Mark C. West	19,879,199	46,055

William H. Whaley, M.D.	19,879,199	46,055

Dom H. Wyant	19,759,670	165,584

Appointment of Independent Public Accountants	Shares Voted

	For	Against	Abstain

Arthur Andersen LLP	19,890,619	15,362	19,273

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2000 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)	No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION (Registrant)

Date: August 13, 2001	By:	–s– Robert A. Renaud

Robert A. Renaud

Vice President and CFO

(Principal Financial and Accounting Officer)