Form 10-Q
period 2001-09-30
ATLANTIC AMERICAN CORP
filed 2001-11-08
CIK 8177

1




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

                For the quarterly period ended September 30, 2001

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


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| ___ NO |_|

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 8, 2001, was 21,235,705.


--------------------------------------------------------------------------------

                          ATLANTIC AMERICAN CORPORATION

                                      INDEX


Part 1.  Financial Information                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements:

         Consolidated Balance Sheets -
         September 30, 2001 and December 31, 2000                           2

         Consolidated Statements of Operations -
         Three months and nine months ended September 30, 2001 and 2000     3

         Consolidated Statements of Shareholders' Equity -
         Nine months ended September 30, 2001 and 2000                      4

         Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2001 and 2000                      5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       17


Part II. Other Information
--------------------------

Item 6.  Exhibits and reports on Form 8-K                                  18


Signature                                                                  19

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share and  per  share data)
                                     ASSETS

                                                                                September 30,  December 31,
                                                                                    2001          2000
                                                                                  ----------------------

Cash, including short-term investments of $8,448 and $15,013                      $ 60,646      $ 31,914
                                                                                  ---------     ---------
Investments:
   Bonds (cost: $131,056 and $160,574)                                             133,620       159,404
   Common and preferred stocks (cost: $33,892 and $32,109)                          47,387        43,945
   Other invested assets (cost: $5,886 and $6,036)                                   5,604         5,862
   Mortgage loans                                                                    3,500         3,538
   Policy and student loans                                                          2,599         3,098
   Real estate                                                                          46            46
                                                                                  ---------     ---------
      Total investments                                                            192,756       215,893
                                                                                  ---------     ---------
Receivables:
   Reinsurance                                                                      47,891        39,088
   Other (net of allowance for bad debts: $1,338 and $1,269)                        51,450        37,261
Deferred income taxes, net                                                           1,511         3,839
Deferred acquisition costs                                                          24,824        23,398
Other assets                                                                         8,721         4,886
Goodwill                                                                            18,969        19,498
                                                                                  ---------     ---------

      Total assets                                                                $406,768      $375,777
                                                                                  =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 Insurance reserves and policy funds:
    Future policy benefits                                                         $44,093       $42,106
    Unearned premiums                                                               53,370        45,421
    Losses and claims                                                              142,353       133,220
    Other policy liabilities                                                         4,276         4,417
                                                                                  ---------     ---------
       Total policy liabilities                                                    244,092       225,164
 Accounts payable and accrued expenses                                              29,596        20,873
 Debt payable                                                                       44,000        46,500
                                                                                  ---------     ---------
        Total liabilities                                                          317,688       292,537
                                                                                  ---------     ---------

Commitments and contingencies (Note 8)
Shareholders' equity:
    Preferred stock, $1 par, 4,000,000 shares authorized;
       Series B preferred, 134,000 shares issued and outstanding,
       $13,400 redemption value                                                        134           134
       Series C preferred, 25,000 shares issued and outstanding,
       $2,500 redemption value                                                          25            25
    Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2001 and 2000 and 21,216,582 outstanding in 2001 and
       21,157,250 shares outstanding in 2000                                        21,412        21,412
    Additional paid-in capital                                                      56,596        56,997
    Retained earnings (deficit)                                                      1,671        (1,248)
    Accumulated other comprehensive income                                           9,865         6,820
    Treasury stock, at cost, 195,556 shares in 2001 and 254,888 shares in 2000        (623)         (900)
                                                                                  ---------     ---------
        Total shareholders' equity                                                  89,080        83,240
                                                                                  ---------     ---------

                 Total liabilities and shareholders' equity                       $406,768     $ 375,777
                                                                                  =========     =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                  ---------------------------   ---------------------------
  (Unaudited; In thousands, except per share data)
                                                      2001            2000          2001            2000
                                                  ------------- -------------   ------------- -------------

Revenue:
  Insurance premiums                               $ 36,321       $ 34,737      $ 108,176        $ 99,427
  Investment income                                   3,634          3,642         11,211          11,488
  Realized investment gains, net                        312             15          1,460             542
  Other income                                          273            264            974             937
                                                  ------------- -------------   ------------- -------------
      Total revenue                                  40,540         38,658        121,821         112,394
                                                  ------------- -------------   ------------- -------------

Benefits and expenses:
  Insurance benefits and losses incurred             24,867         24,909         78,460          71,480
  Commissions and underwriting expenses              10,156          9,375         27,893          27,204
  Interest expense                                      784          1,030          2,607           3,131
  Other                                               2,847          1,897          8,347           6,331
                                                  ------------- -------------   ------------- -------------
      Total benefits and expenses                    38,654         37,211        117,307         108,146
                                                  ------------- -------------   ------------- -------------

Income before income tax expense                      1,886          1,447          4,514           4,248
Income tax (benefit) expense                           (215)           (48)           783             890
                                                  ------------- -------------   ------------- -------------

Net income before preferred stock dividends           2,101          1,495          3,731           3,358
Preferred stock dividends                              (358)          (301)        (1,073)           (904)
                                                  ------------- -------------   ------------- -------------

Net income applicable to common stock               $ 1,743       $  1,194      $   2,658         $ 2,454

                                                  ============= ============    ============= =============

Net income per common share (basic and diluted)     $   .08       $    .06      $     .12         $   .12
                                                  ============= ============    ============= =============





















 The accompanying notes are an integral part of these consolidated financial statements.

                                       -3-


                          ATLANTIC AMERICAN CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (Unaudited; Amounts in thousands)


                                                                     Additional   Retained   Accumulated other
                                           Preferred      Common      Paid-in     Earnings     Comprehensive   Treasury
Nine Months Ended September 30, 2001         Stock        Stock       Capital     (Deficit)       Income         Stock      Total
------------------------------------------ ----------- ------------ ------------ ------------ --------------- ---------- -----------

Balance, December 31, 2000                      $ 159     $ 21,412     $ 56,997     $ (1,248)        $ 6,820     $ (900)   $ 83,240

Comprehensive income:
    Net income                                                                         3,731                                  3,731
    Increase in unrealized investment gains                                                            5,284                  5,284
    Deferred income tax attributable to other
    comprehensive income                                                                              (1,639)                (1,639)
    Fair value adjustment to interest rate swap                                                         (600)                  (600)
                                                                                                                         -----------
Total comprehensive income                                                                                                    6,776
                                                                                                                         -----------

Dividends accrued on preferred stock                                       (437)        (636)                                (1,073)
Compensation expense related to stock grants                                 36                                                  36
Purchase of shares for treasury                                                                                      (9)         (9)
Issuance of shares for employee benefit plans
    and stock options                                                                   (176)                       286         110

                                            ---------- ------------ ------------ ------------ --------------- ---------- -----------

Balance, September 30, 2001                     $ 159     $ 21,412     $ 56,596      $ 1,671         $ 9,865     $ (623)   $ 89,080
                                           =========== ============ ============ ============ =============== ========== ===========



Nine Months Ended September 30, 2000
-------------------------------------------

Balance, December 31, 1999                      $ 134     $ 21,412     $ 55,677     $ (4,558)        $ 7,836   $ (1,553)   $ 78,948

Comprehensive income (loss):
    Net income                                                                         3,358                                  3,358
    Decrease in unrealized investment gains                                                           (5,491)                (5,491)
    Deferred income tax benefit attributable
    to other comprehensive loss                                                                        1,922                  1,922
                                                                                                                         -----------
Total comprehensive loss                                                                                                       (211)
                                                                                                                         -----------

Dividends accrued on preferred stock                                       (904)                                               (904)
Purchase of shares for treasury                                                                                     (76)        (76)
Issuance of shares for employee benefit plans
    and stock options                                                                   (105)                       215         110

                                           ----------- ------------ ------------ ------------ --------------- ---------- -----------

Balance, September 30, 2000                     $ 134     $ 21,412     $ 54,773     $ (1,305)        $ 4,267   $ (1,414)   $ 77,867
                                           =========== ============ ============ ============ =============== ========== ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                                       -4-

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                                       September 30,
                                                          ---------------------------------------
                                                                 2001                 2000
                                                          ------------------- -------------------
(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 3,731            $ 3,358
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Amortization of deferred acquisition costs                       13,359             11,885
      Acquisition costs deferred                                      (14,785)           (15,066)
      Realized investment gains                                        (1,460)              (542)
      Increase in insurance reserves                                   18,928             21,629
      Compensation expense related to stock grants                         36                  -
      Depreciation and amortization                                     1,252              1,270
      Deferred income tax expense                                         688                820
      Increase in receivables, net                                    (17,693)           (14,333)
      Increase in other liabilities                                     6,294              1,859
      Other, net                                                       (4,291)              (976)
                                                          -------------------- ------------------
         Net cash provided by operating activities                      6,059              9,904
                                                          -------------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from investments sold or matured                           93,617              8,382
   Investments purchased                                              (68,639)           (27,065)
   Additions to property and equipment                                   (585)              (274)
   Acquisition of Association Casualty                                    (71)               (93)
                                                          -------------------- ------------------
       Net cash provided (used) by investing activities                24,322            (19,050)
                                                          -------------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                110                110
   Purchase of treasury shares                                             (9)               (76)
   Proceeds from the issuance of Series C Preferred Stock                 750                  -
   Repayments of debt                                                  (2,500)            (1,000)
                                                          -------------------- ------------------
       Net cash used by financing activities                           (1,649)              (966)
                                                          -------------------- ------------------

Net increase (decrease) in cash and cash equivalents                   28,732            (10,112)
Cash and cash equivalents at beginning of period                       31,914             34,306
                                                          -------------------- ------------------
Cash and cash equivalents at end of period                            $60,646            $24,194
                                                          ==================== ==================

Supplemental cash flow information:
Cash paid for interest                                                $ 2,722            $ 3,141
                                                          ==================== ==================
Cash paid (received) for income taxes                                 $    18            $  (509)
                                                          ==================== ==================











The accompanying notes are an integral part of these consolidated financial statements.

                 ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                            (Unaudited; In thousands)

Note 1.  Basis of presentation
-------

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Note 2.  Impact of recently issued accounting standards
-------

On June 30, 2001, the Financial Accounting Standards Board issued Statement 141, "Business Combinations" ("SFAS 141") and Statement 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment annually, and more frequently if circumstances indicate a possible impairment. In addition, a fair-value-based goodwill impairment test will be required rather than the more commonly used undiscounted cash flow approach. Existing goodwill and intangible assets with indefinite lives will continue to be amortized over their estimated useful lives until January 1, 2002. Goodwill and intangible assets with indefinite lives acquired after June 30, 2001 are no longer amortized. The Company will adopt SFAS 142 on January 1, 2002. The impact of adopting SFAS 142 on the Company's financial statements has not yet been determined; however, it could have a material impact on the Company's results of operations in 2002. Goodwill amortization expense for the nine months ended September 30, 2001 was $599. Annualized goodwill amortization expense will be approximately $800.

Note 3.  Segment Information
-------

The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company's revenue and pretax income (loss) for the three months and nine months ended September 30, 2001 and 2000.

              Revenues
                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                ----------------------  ----------------------
                                  2001         2000        2001        2000
                                ----------   ---------  ----------  ----------
American Southern               $ 10,393    $ 10,763     $ 32,380   $  32,013
Association Casualty               7,863       6,311       22,181      16,828
Georgia Casualty                   6,958       8,228       21,543      23,494
Bankers Fidelity                  15,218      13,285       45,077      39,586
Corporate and Other                1,993       1,264        5,825       4,991
Adjustments and eliminations      (1,885)     (1,193)      (5,185)     (4,518)
                                ----------------------  ----------------------


Consolidated results            $ 40,540    $ 38,658    $ 121,821   $ 112,394
                                ==============================================



        Income (loss) before income tax
                   provision

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                              ----------------------     -----------------------
                                2001          2000         2001         2000
                              --------      --------     --------     --------
American Southern            $  2,509     $   1,587      $ 5,434     $  4,290
Association Casualty             (328)          782         (473)       1,173
Georgia Casualty                  463          (593)       1,694          (78)
Bankers Fidelity                  721         1,271        2,421        2,930
Corporate and Other            (1,479)       (1,600)      (4,562)      (4,067)
                              ----------------------     -----------------------

Consolidated results         $  1,886     $   1,447      $ 4,514     $  4,248
                              ======================     =======================

Note 4. Credit Arrangements
-------

The Company is a party to a five-year revolving credit facility with Wachovia Bank, N.A. ("Wachovia") that provides for borrowings up to $30,000. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.50% at September 30, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1,000. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the "Bonds") due July 1, 2009. The Bonds, which are redeemable at the Company's option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia, which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice that it is exercising its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at September 30, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and interest coverage to interest. The Company is in compliance with all debt covenants at September 30, 2001 and expects to remain in compliance for the remainder of 2001.

Note 5.  Derivative Financial Instruments
-------

The Company adopted the Statement of Financial Accounting Standards ("SFAS ") 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), on January 1, 2001. The impact of adopting SFAS 133, as amended by SFAS 138 did not have a material effect on the Company's financial condition or results of operations.

On March 21, 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity.

The following table summarizes the notional amount, fair value and carrying value of the Company's derivative financial instruments at September 30, 2001, as follows:

                                                                  Carrying
                                Notional            Fair            Value
                                 Amount             Value        (Liability)
                              -------------------------------------------------
Interest rate swap agreement    $ 15,000           $ (600)         $ (600)


Note 6.  Reconciliation of Other Comprehensive Income (Loss)
-------

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                               2001          2000      2001         2000
                                                           ------------------------------------------------
Gain on sale of securities included in net income             $  312      $   15     $ 1,460    $    542
                                                           ============ =========== ============ ==========

Other comprehensive income (loss):
     Net pre-tax unrealized gain (loss) arising during year   $  428      $4,402     $ 6,744    $ (4,949)
     Reclassification adjustment                                (312)        (15)     (1,460)       (542)
                                                           ------------ ----------- ------------ ----------
     Net pre-tax unrealized gain (loss) recognized in other
     comprehensive income (loss)                                 116       4,387       5,284      (5,491)
     Fair value adjustment to interest rate swap                (621)          -        (600)          -
     Deferred income tax attributable to other
     comprehensive income (loss)                                 177      (1,535)     (1,639)      1,922
                                                           ------------ ----------- ------------ ----------



Other comprehensive income (loss)                             $ (328)     $2,852     $ 3,045    $ (3,569)
                                                           ============ =========== ===========  ==========

Note 7.  Earnings per common share
-------

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                           ------------------------------------------------
(In thousands, except per share data)                          2001          2000      2001         2000
                                                           ------------ ----------- -----------  ----------
Basic Earnings Per Common Share
      Net income                                             $ 2,101     $ 1,495    $  3,731    $  3,358

      Less preferred stock dividends                            (358)       (301)     (1,073)       (904)
                                                           ----------- ------------ ----------- -----------

      Net income applicable to common shareholders           $ 1,743     $ 1,194    $  2,658    $  2,454
                                                           =========== ============ =========== ===========


      Weighted average common shares outstanding              21,207      21,035      21,186      21,024
                                                           =========== ============ =========== ===========

      Net income per common share                            $   .08     $   .06    $    .12    $    .12
                                                           =========== ============ =========== ===========

Diluted Earnings Per Common Share:

      Net income applicable to common shareholders           $ 1,743     $ 1,194    $  2,658    $  2,454
                                                           =========== ============ =========== ===========

      Weighted average common shares outstanding              21,207      21,035      21,186      21,024

Effect of dilutive stock options                                   -           -           -          17
                                                           ----------- ------------ ----------- -----------

      Weighted average common shares outstanding

         adjusted for dilutive stock options                  21,207      21,035      21,186      21,041
                                                           =========== ============ =========== ===========

      Net income per common share                            $   .08     $   .06    $    .12    $    .12
                                                           =========== ============ =========== ===========


Outstanding stock options of 761,500 for the three months and nine months ended September 30, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 1,146,000 for the three months ended September 30, 2000 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 806,000 for the nine months ended September 30, 2000 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred Stock was excluded from the earnings per common share calculation for 2001 since its impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per share calculation for 2000 since its impact was antidilutive.


Note 8.  Commitments and Contingencies
-------

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

Note 9.   Prior year Reclassifications
-------

Certain reclassifications have been made to the 2000 balances to conform with the 2001 presentation.

Note 10.  Related Party Transactions
--------

During the first nine months of 2001, the Company purchased 350 shares of Gray Communications Systems, Inc. ("Gray") Series A Preferred Stock and 2,000 shares of Bull Run Corporation ("Bull Run") Series A Preferred Stock for $3,500 and $2,000, respectively. In addition, on October 12, 2001 the Company purchased 255 shares of Gray Series C Preferred Stock for $2,550. These investments are related party transactions because certain members of the Company's executive team are on the Board of Directors of Bull Run and Gray.

                                     ITEM 2.
                                     -------
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overall Corporate Results
-------------------------

On a consolidated basis, the Company earned $2.1 million, or $0.08 per diluted share, for the third quarter ended September 30, 2001 compared to net income of $1.5 million, or $0.06 per diluted share, for the third quarter ended September 30, 2000. Net income was $3.7 million or $0.12 per share for the nine months ended September 30, 2001, compared to net income of $3.4 million or $0.12 per share for the nine months ended September 30, 2000. Premium revenue for the quarter ended September 30, 2001 increased 4.6% to $36.3 million. For the nine months ended September 30, 2001, premium revenue increased 8.8% to $108.2 million. The increase in premiums for the third quarter of 2001 and the first nine months of 2001 is primarily attributable to rate increases and overall market expansion. In addition, during the third quarter of 2001 results were favorably impacted by a $ 0.8 million deferred tax benefit related to the reduction of the Company's valuation allowance compared to a $0.5 million deferred tax benefit in the third quarter of 2000. The reduction of the valuation allowance is the result of the utilization of the net operating loss carryforwards.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS
--------------------

American Southern

The following is a summary of American Southern's premiums for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                            Three months ended            Nine months ended
                               September 30,                 September 30,
                       --------------------------------------------------------
                            2001          2000            2001         2000
                       ------------ -------------- -------------- -------------

Gross written premiums    $ 9,190      $ 19,650        $ 37,506     $ 40,922
Ceded premiums             (1,745)       (1,312)         (4,110)      (3,867)
                       ------------ -------------- -------------- -------------

Net written premiums      $ 7,445      $ 18,338        $ 33,396     $ 37,055
                       ============ ============== ============== =============

Net earned premiums       $ 9,199      $  9,557        $ 28,688     $ 28,241
                       ============ ============== ============== =============

Gross written premiums at American Southern decreased 53.2% or $10.5 million during the third quarter of 2001 and 8.3% or $3.4 million for the year to date period. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 12% of annualized premium revenue, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, an adverse outcome may have a material adverse affect on the company's financial position or results of operations. In the first half of 2000, as a conservative measure, American Southern had been recognizing the premium of this contract on a monthly basis instead of recording the entire premium and offsetting it with unearned premium on its effective date in May. In the third quarter of 2000, the company recognized, as written premium, the remaining premium balance on this contract. American Southern recognized the entire premium on this contract during the second quarter of 2001, instead of in the third quarter as was done in 2000, which is the primary reason for the quarter to quarter decrease in written premiums. The year to date decline in written premiums is primarily attributable to the loss of one of the company's state contracts that resulted in a reduction in annualized premium revenue of approximately $4.0 million and was effective July 2001.

Ceded premiums increased 33.0% in the third quarter of 2001 and 6.3% for the year to date period. During the third quarter of 2001, the company collected $0.4 million in penalty premiums and remitted to the reinsurer. For the third quarter and the first nine months of 2000, there were no penalty premiums collected and as a result, caused the quarter to quarter and year to date increase.

Net earned premiums decreased by 3.7 % or $0.4 million during the third quarter of 2001 and increased slightly by 1.6% or $0.4 for the year to date. The quarter to date decline in earned premiums is primarily attributable to the loss of one of the company's state contracts discussed previously. The increase in net earned premiums for the year to date period is primarily due to an increase in commercial auto physical damage through rate increases, increased premium writings by established agents and new agency appointments.



The following is American Southern's earned premium by line of business for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                                September 30,              September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Commercial automobile      $ 6,708       $ 7,060      $21,487      $20,587
Private passenger auto         791           815        2,280        2,455
General liability              788           836        2,353        2,627
Property                       897           828        2,518        2,526
Other                           15            18           50           46
                        ------------- ------------ ------------- -------------

                           $ 9,199       $ 9,557      $28,688      $28,241
                        ============= ============ ============= =============

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

The following is the loss and expense ratios of American Southern for the third quarter and first nine months of 2001 and for the comparable periods in 2000:

                             Three months ended         Nine months ended
                                September 30,             September 30,

                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        -------------- ----------- -------------- ------------
Loss ratio                   52.2%         72.8%        65.6%        69.4%
Expense ratio*               33.1%         22.8%        27.9         28.4%
                        -------------- ----------- -------------- ------------

Combined ratio               85.3%         95.6%        93.5%        97.8%
                        ============== =========== ============== ============

*Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the third quarter decreased to 52.2% compared to 72.8% in the third quarter of 2000. For the year to date period the loss ratio decreased to 65.6% from 69.4% in the same comparable period in 2000. During the third quarter of 2001, American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratios for the quarter and nine months ended September 30, 2001 as compared to the same periods in 2000. The increase in the expense ratio for the quarter is a function of American Southern's profit sharing arrangements that compensate the company's agents based upon the profitability of the business they write. The decline in the expense ratio for the year to date period is primarily attributable to a significant reduction in commission expense the company pays on one of its larger contracts which is no longer written through an agency.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as "Association Casualty") are presented for the third quarter and first nine months of 2001 and the comparable periods in 2000.

The following is a summary of Association Casualty's premiums for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                                September 30,             September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------ ------------- ------------ --------------


Gross written premiums     $ 6,748      $  6,475     $ 27,325     $ 17,239
Ceded premiums                (803)         (594)      (2,708)      (1,620)
                        ------------ ------------- ------------ --------------

Net written premiums       $ 5,945      $  5,881     $ 24,617     $ 15,619
                        ============ ============= ============ ==============

Net earned premiums        $ 6,688      $  5,493     $ 19,176     $ 14,479
                        ============ ============= ============ ==============

Gross written premiums at Association Casualty increased $0.3 million or 4.2% during the third quarter of 2001 and $10.1 million or 58.5% during the first nine months of 2001. During the fourth quarter of 2000, the company began recognizing written premiums on an annualized basis instead of using the installment method resulting in a significant increase in written premiums for the year to date period. The impact to earned premiums was not significant. In addition, Association Casualty is aggressively increasing rates on renewal business, in some cases up to 30%. The company has also added premium related to commercial lines other than workers' compensation such as general liability, property, and other commercial coverage to complement its existing book of business. During the third quarter of 2001, written premiums began to normalize and should continue this trend except for the rate increases and other premium writings discussed previously. While Association Casualty currently writes predominately workers' compensation insurance in the state of Texas (91% of net earned premiums), the company intends to market itself as a complete commercial lines carrier.

The following is the loss and expense ratio for Association Casualty for the third quarter and first nine months of 2001 and the comparable periods in 2000:

                             Three months ended         Nine months ended
                                September 30,             September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Loss ratio                   88.2%         70.6%        87.2%        77.5%
Expense ratio*               32.6%         28.2%        29.3%        28.5%
                        ------------- ------------ ------------- -------------

Combined ratio              120.8%         98.8%       116.5%       106.0%
                        ============= ============ ============= =============

*Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio increased to 88.2% in the third quarter of 2001 from 70.6% in the third quarter of 2000 and from 77.5% for the first nine months of 2000 to 87.2% for the comparable period in 2001. The primary reason for the increase can be attributable to adverse development on prior year losses. Additionally, current year losses were reviewed and increased to levels deemed more appropriate by management. The company continues to be adversely impacted by the liberal interpretation of the worker's compensation laws in the state of Texas. As the law has matured, factors such as "life time medical" and the "impairment rating" structure have become significant in contributing to the increased medical costs. To help to mitigate these costs and achieve an underwriting profit, Association Casualty continues to increase pricing and improve underwriting criteria.

The expense ratio in the third quarter of 2001 increased to 32.6% from 28.2% in the third quarter of 2000, and to 29.3% from 28.5% for the year to date period primarily as a result of an increase in operating expense associated with the company diversifying its book of business and repositioning itself as a complete commercial lines carrier. In addition, during the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing commissions and premium taxes in conjunction with written premiums.


Georgia Casualty

The following is a summary of Georgia Casualty's premiums for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                               September 30,              September 30,

                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Gross written premiums     $ 9,178       $ 6,407     $ 29,793    $  27,030
Ceded premiums              (3,523)       (1,021)     (11,506)      (2,860)
                        ------------- ------------ ------------- -------------

Net written premiums       $ 5,655       $ 5,386     $ 18,287    $  24,170
                        ============= ============ ============= =============

Net earned premiums        $ 6,380       $ 7,573     $ 19,263    $  21,362
                        ============= ============ ============= =============

Gross written premiums at Georgia Casualty increased $2.8 million or 43.2% during the third quarter of 2001 and $2.8 million or 10.2% for the first nine months of 2001. The increase in premiums for the quarter and year to date periods is mostly attributable to significant rate increases, new business with established agents in addition to the added premiums provided by new agency appointments.

The increase in ceded premiums is the result of a 40% quota share reinsurance agreement that the company put into place in the first quarter of 2001 to allow for premium growth and surplus protection.

The following is Georgia Casualty's earned premium by line of business for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                               September 30,              September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Workers' compensation      $ 2,456       $ 4,281      $ 8,227     $ 12,766
General Liability              899           687        2,188        1,926
Commercial multi-peril       1,664         1,231        4,829        3,079
Commercial automobile        1,361         1,374        4,019        3,591

                        ------------- ------------ ------------- -------------

                           $ 6,380       $ 7,573      $19,263     $ 21,362
                        ============= ============ ============= =============

Net earned premiums declined $1.2 million or 15.8% during the quarter and $2.1 million or 9.8% in the first nine months of 2001 primarily due to the quota share reinsurance agreement discussed previously. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers' compensation, repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is spreading its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

The following is Georgia Casualty's loss and expense ratios for the third quarter and first nine months of 2001 and the comparable periods in 2000:

                             Three months ended         Nine months ended
                               September 30,              September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Loss ratio                   65.9%         76.5%        67.2%       72.5%
Expense ratio                35.9%         40.0%        35.8%       37.8%
                        ------------- ------------ ------------- -------------

Combined ratio              101.8%        116.5%       103.0%      110.3%
                        ============= ============ ============= =============

The loss ratio declined to 65.9% in the third quarter of 2001 from 76.5% in the third quarter of 2000 and from 72.5% for the first nine months of 2000 to 67.2% for the comparable period in 2001. The primary reason for the decline is attributable to the company's strict adherence to underwriting discipline and premium rate increases. Also, the mix of business that Georgia Casualty underwrites has changed from one of higher hazards (e.g., logging and habitational contractors) to low and moderate hazards (e.g., retail and light manufacturing).

The expense ratio declined to 35.9% in the third quarter of 2001 from 40.0% in the third quarter of 2000 and from 37.8% for the first nine months of 2000 to 35.8% for the comparable period in 2001 primarily as a result of the ceding commission the company is receiving from the quota share contract put into place during the first quarter of 2001.

Bankers Fidelity

The following summarizes Bankers Fidelity's premiums for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                                September 30,              September 30,
                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Medicare supplement       $  9,650      $  8,006     $ 28,155     $ 22,998
Other health                   736           693        2,181        2,209
Life                         3,667         3,415       10,713       10,138
                        ------------- ------------ ------------- -------------

Total                     $ 14,053      $ 12,114     $ 41,049     $ 35,345
                        ============= ============ ============= =============

Premium revenue at Bankers Fidelity increased $1.9 million or 16.0% during the third quarter of 2001 and $5.7 million or 16.1% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business, which increased 20.5% for the quarter and 22.4% for the year. Bankers Fidelity has continued to expand its market presence throughout the Southeast, Mid-Atlantic Region, especially in Pennsylvania, and in the Western Region. During the third quarter of 2001 and the first nine months of 2001, the company added additional Medicare supplemental premium for Pennsylvania of approximately $0.8 million and $2.7 million, respectively, as compared to the same periods in 2000. In addition, during 2000 and 2001 Bankers Fidelity implemented rate increases on the Medicare supplemental product, in some cases up to 30%, which are reflected in the current year increases for premium revenues.

The following summarizes Bankers Fidelity's operating expenses for the third quarter and first nine months of 2001 and the comparable periods in 2000 (in thousands):

                             Three months ended         Nine months ended
                                September 30,             September 30,

                        -------------------------- ---------------------------
                             2001          2000         2001         2000
                        ------------- ------------ ------------- -------------

Benefits and losses       $  9,962      $  8,273     $ 29,966     $ 25,181
Commission and other
   expenses                  4,536         3,741       12,690       11,476
                        ------------- ------------ ------------- -------------

Total expenses            $ 14,498      $ 12,014     $ 42,656     $ 36,657
                        ============= ============ ============= =============

The increase in both "benefits and losses" and "commission and other expenses" is primarily attributable to the increase in new business. Benefits and losses are up 20.4% for the quarter and 19.0% for the year. As a percentage of premiums, benefits and losses were 70.9% for the quarter and 73.0% for the year compared to 68.3% in the third quarter of 2000 and 71.2% for the first nine months of 2000. The increase is primarily attributable to continued aging of the life business and higher medical trends than expected for the health business. Additionally, the company continues to implement rate increases on the Medicare supplement line of business to mitigate the impact of higher medical costs.

The company has been successful in keeping operating costs lower, while continuing to add new business. As a percentage of premiums, these expenses were 32.3% for the quarter and 30.9% for the year compared to 30.9% in the third quarter of 2000 and 32.5% for the first nine months of 2000.

INVESTMENT INCOME AND REALIZED GAINS
------------------------------------

Investment income for the quarter decreased slightly over the first quarter of 2000. The decrease is primarily due to the decline in interest rates. Falling interest rates have caused higher yielding fixed income securities to be called and reinvested at a lower yield. Investment income for the year decreased $0.3 million or 2.4% over the comparable period in 2000. During the first quarter of 2000, the Company benefited from a significant gain in a real estate partnership. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $ 0.4 million. This real estate gain was non-recurring and is the primary cause for the year to date decline in investment income.

The Company recognized a $0.3 million realized gain for the third quarter of 2001 and $1.5 million for the first nine months of 2001. Management continually evaluates the Company's investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE
----------------

Interest expense for the third quarter and first nine months of 2001 decreased slightly compared to the same periods in 2000. In conjunction with the acquisition of Association Casualty in 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. During 2000, and in the first nine months of 2001, the Company paid down $7.0 million on the revolver, leaving $19.0 million outstanding under the facility. This debt, coupled with the $25 million variable rate demand bonds issued during the second quarter of 1999, the proceeds of which were used to pay down the Company's prior credit facility, bring the total debt at September 30, 2001 to $44.0 million, down from $50.0 million in the first quarter of 2000. In addition, the base interest rate, LIBOR, decreased over the prior quarter and year to date period. The interest rate on a portion of the revolver and the bonds is variable and is tied to 30-day LIBOR. The reduction in debt along with decreasing interest rates accounts for the quarter and year to date decrease. On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity.

OTHER EXPENSES AND TAXES
------------------------

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.7 million or 15.4% for the quarter and $2.7 million or 8.1% for the year. The increase in other expenses for the third quarter of 2001 and the first nine months of 2001 is the result of several factors. First, during the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing commissions and premium taxes in conjunction with written premiums. Association Casualty is also experiencing an increase in overall operating expenses as the company diversifies into commercial lines of business other than workers compensation. In addition, Bankers Fidelity's commissions have increased significantly as a result of additional new business. Lastly, during the third quarter of 2000, the bad debt reserve was reduced by $0.5 million due to
improvements  as  to  the  collectibility  of  certain  receivables.   Partially
offsetting this increase in other expense was a significant reduction in commission expense American Southern pays on one of its larger accounts in addition to the ceding commission Georgia Casualty is receiving from the quota share contract. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.8% in the third quarter of 2001 from 32.5% in the third quarter of 2000. For the year to date period, this ratio was 33.5% in 2001 and 33.7% in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

The Company's insurance subsidiaries reported a combined statutory income of $5.3 million for the first nine months of 2001 compared to statutory net income of $3.5 million for the first nine months of 2000. The reasons for the increase in statutory earnings in the first nine months of 2001 are the same as those discussed in "Results of Operations" above. Statutory results are further impacted by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles ("GAAP") for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division's statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company's chairman and principal shareholders. The outstanding shares of Series B Preferred Stock ("Series B Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company's option. The Series B Stock is not currently convertible. At September 30, 2001, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $6.9 million. The outstanding shares of Series C Preferred Stock ("Series C Stock") have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock, and are redeemable at the Company's option. The Series C Stock is not currently convertible. At September 30, 2001, the Company had accrued, but unpaid, dividends on the Series C Stock totaling $0.2 million.

The Company is a party to a five-year revolving credit facility with Wachovia Bank, N.A. ("Wachovia"), that provides for borrowings up to $30.0 million. The interest rate on the borrowings under the facility is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, 2.50% at September 30, 2001. Beginning March 31, 2003, and each quarter thereafter, the commitment on the revolving credit facility shall be permanently reduced in an amount equal to $1.0 million. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time except to the extent that the loans exceed the amount of the commitment after giving effect to each quarterly reduction.

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

The cost of the letter of credit and its associated fees are 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at September 30, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization, funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA"), and interest coverage to interest. The Company is in compliance with all debt covenants at September 30, 2001 and expects to remain in compliance for the remainder of 2001.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the third quarter of 2001 increased over the third quarter of 2000. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries' use of the Company's tax loss carryforwards, which totaled approximately $29 million at September 30, 2001.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2001, Georgia Casualty had $15.1 million statutory surplus, American Southern had $31.3 million of statutory surplus, Association Casualty had $14.9 million of statutory surplus, and Bankers Fidelity had $22.2 million of statutory surplus.

Net cash provided by operating activities was $6.1 million in the first nine months of 2001 compared to net cash provided by operating activities of $9.9 million in the first nine months of 2000. Cash and short-term investments increased from $31.9 million at December 31, 2000, to $60.6 million at September 30, 2001, mainly due to a decrease in longer-term investments. The decline in interest rates has resulted in the call of higher yield fixed income securities. Total investments (excluding short-term investments) decreased to $192.8 million due to the shift from long-term investments to cash for the same reasons discussed previously.

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

Item 3. Quantitative and Qualitative  Disclosures  about  Market Risk
---------------------------------------------------------------------

Due to the nature of the Company's business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company's investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices.

On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity. With the exception of the interest rate swap agreement discussed above, there were no material changes to the Company's market risks since December 31, 2000.

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

PART II.  OTHER INFORMATION



Item 6.  Exhibits and Report on Form 8-K
----------------------------------------

(a) No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of 2001.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          ATLANTIC AMERICAN CORPORATION
                          -----------------------------
                                  (Registrant)





Date:  November 8, 2001      By:                /s/
       -----------------            -----------------------------------
                                    Robert A. Renaud
                                    Vice President and CFO
                                    (Principal Financial and Accounting Officer)