Form 10-K405
period 2001-12-31
ATLANTIC AMERICAN CORP
filed 2002-04-01
CIK 8177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3722

ATLANTIC AMERICAN CORPORATION

(Exact name of registrant as specified in its charter)

Georgia	58-1027114
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4370 Peachtree Road, N.E.,
Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip code)

(Registrant’s telephone number, including area code):

(404) 266-5500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☑

      The aggregate market value of common stock held by non-affiliates of the registrant as of March 19, 2002, was $13,000,421. On March 19, 2002 there were 21,258,595 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 7, 2002, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

PART I
Item 1. Business
The Company
Casualty Operations
Bankers Fidelity
Marketing
Underwriting
Policyholder and Claims Services
Reserves
Reinsurance
Competition
Rating
Regulation
NAIC Ratios
Risk-Based Capital
Investments
Employees
Financial Information By Industry Segment
Executive Officers of the Registrant
Forward-Looking Statements
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overall Corporate Results
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
PART III
PART IV
SIGNATURES
RESTATED AND AMENDED ARTICLES OF INCORPORATION
THIRD AMENDMENT TO CREDIT AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF ARTHUR ANDERSEN LLP
LETTER RE: REPRESENTATION OF ARTHUR ANDERSEN LLP

PART I

Item 1.     Business

The Company

      Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American’s principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”), Association Casualty Insurance Company (“ACIC”), Georgia Casualty & Surety Company, (“Georgia Casualty”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”).

      On July 1, 1999 the Company, for an aggregate price of $33.0 million, acquired 100% of the outstanding stock of Association Casualty Insurance Company (“ACIC”) and its affiliated agency, Association Risk Management General Agency, Inc (“ARMGA”), both of which are domiciled in Texas. The acquisition of both companies was accounted for using the purchase method of accounting. Together ACIC and ARMGA are referred to as Association Casualty.

      The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance market place. The underwriting function of each of the Company’s subsidiaries operates with relative autonomy, which allows for quick reaction to market opportunities. In addition, the Company seeks to develop and expand cross-selling opportunities and other synergies among its subsidiaries as they arise.

     Casualty Operations

      The Company’s casualty operations are composed of three distinct entities, American Southern, Association Casualty and Georgia Casualty. The primary products offered by the casualty group are described below, followed by an overview of each company.

Workers’ Compensation Insurance policies provide indemnity and medical benefits to insured workers for injuries sustained in the course of their employment.

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

      American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 18 of the 24 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to the members of the Carolina Motor Club, an AAA affiliate. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage.

      The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Automobile Liability	$23,677	$22,795	$24,573	$23,396	$30,909
Automobile Physical Damage	8,732	7,397	6,112	4,288	4,508
General Liability	3,161	3,536	4,302	4,291	3,116
Property	3,386	3,383	3,118	2,970	3,206
Surety	67	61	61	57	60

Total	$39,023	$37,172	$38,166	$35,002	$41,799

      Georgia Casualty. Georgia Casualty is a property-casualty insurance company providing workers’ compensation, property, general liability, automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States.

      Georgia Casualty’s primary marketing focus is toward small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premium. In addition to the wide range of commercial products available, Georgia Casualty offers customized products for nine classes of business, including, but not limited to, light manufacturing, restaurants, golf clubs and artisan contractors. These products, along with innovative risk management services and exceptional claims handling, are offered through an exclusive network of independent agents.

      Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

      The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Workers’ Compensation	$10,744	$16,741	$13,157	$14,344	$12,841
Business Automobile	5,412	4,918	2,876	3,750	4,031
General Liability	2,610	2,531	1,251	1,619	1,387
Property	6,813	4,386	2,119	2,100	1,657

Total	$25,579	$28,576	$19,403	$21,813	$19,916

      Association Casualty. Association Casualty is a property-casualty insurance company that has historically specialized in workers’ compensation insurance in the state of Texas. During 2000, Association Casualty began offering general liability, property, automobile, and other commercial coverages to complement its existing book of business and continued these efforts in 2001.

      Association Casualty is licensed to do business in eight states. Currently, its principal marketing territory is Texas.

      Association Casualty had net earned premiums of $25.7 million, of which 88.6% was workers’ compensation business during 2001 compared to 94.7% during the same period for 2000.

      The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums for each of its principal product lines since its acquisition by the Company.

	Year Ended December 31,

	2001	2000	1999(1)

	(In thousands)
Workers’ Compensation	$22,784	$19,051	$8,158
Business Automobile	671	64	—
General Liability	117	5	—
Property	1,001	81	—
Group Accident and Health	1,138	909	340

Total	$25,711	$20,110	$8,498

(1)	Includes results for the period July 1, 1999 through December 31, 1999.

     Bankers Fidelity

      Bankers Fidelity, which constitutes the life and health operations of the Company, offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement, accounted for 74.5% of Bankers Fidelity’s net premiums in 2001. Life insurance, including both whole and term life insurance policies, accounted for 25.5% of Bankers Fidelity’s premiums in 2001. In terms of the number of policies written in 2001, 48% were life policies and 52% were health policies.

      The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net premiums earned for each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Life Insurance	$14,096	$13,445	$12,499	$11,748	$10,453

Medicare Supplement	38,268	31,295	25,822	19,743	12,534
Cancer, Accident and Other Health	2,912	2,899	3,206	2,986	3,980

Total Accident and Health	41,180	34,194	29,028	22,729	16,514

Total Life and Accident and Health	$55,276	$47,639	$41,527	$34,477	$26,967

      Life Products. Bankers Fidelity offers non-participating individual term and whole life insurance policies with a variety of riders and options.

      Medicare Supplement. Bankers Fidelity currently markets 7 of the 10 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

      Cancer, Accident & Other Health Coverages. Bankers Fidelity offers several policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including convalescent care, accident expense, hospital/surgical and disability.

Marketing

     Casualty Operations

      American Southern. American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In addition, a significant portion (approximately 40.3% of total written premium in 2001) of American Southern’s premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from some of these parties is adjusted based upon the profitability of the assumed business. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with the AAA of the Carolinas motor club to market personal automobile insurance to the members of the automobile club. The program, which began writing business in 1999, had gross written premiums of approximately $6.1 million during 2001.

      Association Casualty. Association Casualty is represented by a field force of approximately 110 independent agents for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Association Casualty also offers a contingent profit sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals.

      Georgia Casualty. Georgia Casualty is represented by a field force of approximately 75 independent agents for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows the most profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

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

      Bankers Fidelity has implemented a selective agent qualification process and had 2,533 licensed agents in 2001. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 2001, a total of 1,314 agents wrote policies on behalf of Bankers Fidelity.

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

      The Company believes this distribution system solves an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with individual producers who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. Through the implementation of this distribution channel, production per agent contracted increased substantially when compared to Bankers Fidelity’s general brokerage division.

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

      American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted $20.4 million of American Southern’s gross premiums written in 2001. For 2001, premiums assumed of $20.4 million, include a single state contract of $14.1 million. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of the Company. (See Note 9 of Notes to Consolidated Financial Statements.)

     Bankers Fidelity

      Bankers Fidelity issues a variety of products for both health and life, which includes Medicare Supplement and mainly senior life products typically with small face amounts of not less than $1,000 and up. The majority of its products are ‘Yes’ or ‘No’ applications which are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups, but primarily to the senior market. For life products other than the senior market, the company may require medical information such as medical examinations subject to age and face amount based on published guidelines. For example, such medical information is ordered for all applicants regardless of age and face amounts of $50,000 and above. For face amounts of $5,000 to $49,999 medical information is ordered only for ages 51 and above. Approximately, 95% of the net premiums earned for both health and life insurance sold during 2001 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Banker’s Fidelity retains a maximum amount of $50,000 with respect to any individual life (see “Reinsurance”).

      Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon this information and information obtained from the Medical Information Bureau (M.I.B.) report, paramedical requirements, medical records, and, where indicated, special tests are ordered. If deemed necessary, Bankers Fidelity may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/No health related questions is submitted. For these plans, a M.I.B. report is always ordered, however, paramedical requirements and medical records are not ordered in most cases. Presently, approximately 10-15% of all applications for individuals under age 80 are verified by telephone interview with the client. For ages 80 and above, 100% of applications are verified by telephone interview.

Policyholder and Claims Services

      The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see “Competition”). Additionally, the Company believes that its insureds are particularly sensitive to claim processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company’s policyholder and claims services include expeditious disposition of service requests by providing toll-free access to all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes a state-of-the-art automatic call distribution system to insure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

      The Company supports a Customer Awareness Program as the basis for its customer service philosophy. All personnel are required to attend customer service classes. Hours have been expanded in all service areas to serve customers and agents in all time zones.

     Casualty Operations

      American Southern, Association Casualty, and Georgia Casualty control their claims costs by utilizing an in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, the claims department conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, records the claim. The casualty companies frequently utilize independent adjusters and appraisers to service claims which require on-site inspections.

     Bankers Fidelity

      Insureds obtain claim forms by calling the claims department customer service group. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt.

Reserves

      The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	(In thousands)
	2001	2000	1999

Balance at January 1	$133,220	$126,556	$86,768
Less: Reinsurance recoverables	(38,851)	(38,759)	(22,625)

Net balance at January 1	94,369	87,797	64,143

Incurred related to:
Current year	108,068	102,336	79,328
Prior years	(2,415)	(6,085)	(2,427)

Total incurred	105,653	96,251	76,901

Paid related to:
Current year	59,506	54,313	44,623
Prior years	44,730	35,366	28,558

Total paid	104,236	89,679	73,181

Reserves acquired due to acquisition	—	—	19,934

Net balance at December 31	95,786	94,369	87,797
Plus: Reinsurance recoverables	47,729	38,851	38,759

Balance at December 31	$143,515	$133,220	$126,556

     Casualty Operations

      Atlantic American’s casualty operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE. The casualty operations also maintain incurred but not reported reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed annually by qualified independent actuaries and quarterly by in-house actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results.

      The casualty operations establish reserves for claims based upon: (a) management’s estimate of ultimate liability and claim adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

      The table on the following page sets forth the development of balance sheet reserves for unpaid losses and LAE for the casualty operations’ insurance lines for 1991 through 2001, including periods prior to the Company’s ownership of American Southern and Association Casualty. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

      The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2001. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.

	Year Ended December 31,

	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991

	(in thousands)
Statutory reserve for losses and LAE	$88,709	$88,247	$82,867	$78,320	$78,444	$74,115	$70,470	$65,970	$64,211	$59,720	$59,354
Cumulative paid as of:
One year later		37,970	30,278	26,454	24,247	25,445	29,538	18,133	24,247	22,478	24,964
Two years later			46,489	40,491	35,534	34,409	39,084	34,485	30,754	34,055	36,123
Three years later				49,341	42,513	39,579	43,597	39,091	42,480	36,757	42,980
Four years later					47,412	43,171	46,334	40,885	45,530	46,676	44,153
Five years later						45,393	48,555	42,551	46,805	49,082	53,079
Six years later							49,958	44,244	48,012	50,206	55,146
Seven years later								45,412	49,419	51,244	56,069
Eight years later									50,399	52,483	57,014
Nine years later										53,418	58,136
Ten years later											59,011
Ultimate losses and LAE
Reestimated as of:
End of Year	$88,709	88,247	82,867	78,320	78,444	74,115	70,470	65,970	64,211	59,720	59,354
One year later		85,694	77,347	74,985	68,338	67,772	70,778	56,945	61,054	58,371	61,705
Two years later			74,370	71,453	65,374	60,257	65,716	59,266	54,329	56,072	60,324
Three years later				70,278	63,674	58,693	61,121	57,047	60,145	50,916	59,397
Four years later					62,764	58,442	61,085	53,995	60,381	60,701	55,503
Five years later						57,800	61,030	54,732	58,217	61,685	65,761
Six years later							60,709	55,339	59,280	60,606	66,822
Seven years later								55,317	60,027	61,796	65,696
Eight years later									60,074	62,845	66,604
Nine years later										62,971	67,974
Ten years later											68,289
Cumulative redundancy (deficiency)		$2,553	$8,497	$8,042	$15,680	$16,315	$9,761	$10,653	$4,137	$(3,251)	$(8,935)
		2.9%	10.3%	10.3%	20.0%	22.0%	13.9%	16.1%	6.4%	-5.4%	-15.1%

     Bankers Fidelity

      Bankers Fidelity establishes future policy benefits reserves to meet future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with some modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements).

Reinsurance

      The insurance subsidiaries purchase reinsurance from unaffiliated insurers and reinsurers to reduce their liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

      Association Casualty. Association Casualty retains a maximum amount of $250,000 per occurrence on workers’ compensation up to $20.0 million. Limits per occurrence within the treaties are as follows: Automobile and general liability — $2.0 million excess $150,000 retention; Property — $3.0 million excess $100,000 retention. The property lines of coverage are protected with an excess of loss treaty which affords recovery for property losses in excess of $3.0 million up to a maximum of $5.0 million.

      Georgia Casualty. Georgia Casualty’s basic treaties cover all claims in excess of $200,000 per occurrence. Limits per occurrence within the treaties and excess of the retention are as follows: Workers’ compensation statutory limits; Property per location — $10.0 million; Excess of policy and extra contractual obligations — $10.0 million; Liability — $6.0 million; Surety — $3.0 million; and Auto liability — $1.0 million. Georgia Casualty maintains a property catastrophe treaty with a $7.15 million limit excess of a $350,000 retention. In 2001, Georgia Casualty entered into a quota share reinsurance program to cover 40% of the first $200,000 of occurrence losses and the first $350,000 of catastrophe losses on policies written after January 1, 2001.

     Bankers Fidelity

      Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2001, Bankers Fidelity’s reinsured annualized premiums totaled $29.9 million of the $305.9 million of life insurance then in force, generally under yearly renewable term agreements. Certain reinsurance agreements that are no longer active for new business remain in force.

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

      Association Casualty. As a writer of workers’ compensation insurance, Association Casualty’s biggest competition comes from carriers that can provide insureds with all of their commercial insurance needs. In addition, the State of Texas operates a state workers’ compensation fund that competes directly with the carriers in the state. Association Casualty counters these competitive issues by offering high quality service. Additionally, Association Casualty began writing additional commercial coverages in 2000 in an effort to make itself more competitive and has continued to diversify its book of business in 2001.

      Georgia Casualty. Georgia Casualty’s insurance business is highly competitive. The competition can be placed in four categories: (1) companies with higher A.M. Best ratings, (2) alternative workers’ compensation markets, (3) self-insured funds, and (4) insurance companies that actively solicit monoline workers’ compensation accounts. Georgia Casualty’s efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty’s keys to being competitive in these areas are maintaining strong underwriting standards, risk management programs, writing workers’ compensation coverages as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

     Bankers Fidelity

      The life and health insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. Bankers Fidelity believes that the primary competitors are the Blue Cross/ Blue Shield companies, AARP, the Prudential Insurance Company of America, Conseco, American Travellers, Kanawha Life, American Heritage, Bankers Life and Casualty Company, United American Insurance Corporation, and Standard Life of Oklahoma. Bankers Fidelity competes with other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.

Rating

      The following ratings are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important in the insurance industry, and improved ratings should have a favorable impact on the ability of the companies to compete in the marketplace.

      In 1999, for the first time, Atlantic American Corporation and its subsidiaries underwent a rating and review process by Standard & Poor’s. As a result of the review, each of the Company’s insurance subsidiaries was assigned a single “A-” counterparty credit and financial strength rating. This rating was affirmed in 2000 and now includes Association Casualty.

      On November 1, 2000 these ratings were placed on CreditWatch with negative implications. On March 14, 2001, Standard & Poor’s removed the Company from CreditWatch and lowered its counterparty credit rating and financial strength rating to “BBB+”/ Neg and “BBB+”, respectively from a single “A-”. Currently, these ratings remain unchanged.

      Each year A.M. Best Company, Inc. publishes Best’s Insurance Reports (“Best’s”), which include assessments and ratings of all insurance companies. Best’s ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). Best’s ratings are based on an analysis of the financial condition and operations of an insurance company compared to the industry in general.

      American Southern. American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated “A-” (Excellent) by A.M. Best.

      Association Casualty. Association Casualty maintains a rating of “A-” (Excellent) by A.M. Best.

      Georgia Casualty. Georgia Casualty maintains an A.M. Best’s rating of “B++” (Very Good).

      Bankers Fidelity. Bankers Fidelity maintains an A.M. Best’s rating of “B++” (Very Good).

Regulation

      In common with all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissions. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency which must be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commission of intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiaries) within the holding company system.

      Most states require that rate schedules and other information be filed with the state’s insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive, or discriminatory. The Company has historically experienced no significant regulatory resistance to its applications for rate increases.

      A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2001, $15.9 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of Bankers Fidelity and the Casualty Operations.

      Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments has increased in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For the last five years, the amount incurred by the Company was not material.

NAIC Ratios

      The National Association of Insurance Commissioners (the “NAIC”) was established to provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states and to set forth a desirable range in which companies should fall in each such ratio.

      The NAIC suggests that insurance companies which fall outside of the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range, and in normal years the NAIC expects 15% of the companies it tests to be outside the “usual” range in four or more categories.

      For the year ended December 31, 2001, American Southern, Bankers Fidelity, and Georgia Casualty were within the NAIC “usual” range for all 13 financial ratios. Association Casualty was outside the “usual” range on two ratios, the change in net writings and the two-year overall operating ratio. The change in the net writings variance resulted primarily from a change in the methodology used by Association Casualty to recognize written premiums. During the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method. Significant premium rate increases during 2001 also contributed to the change in the net writings variance. The two year overall operating ratio was outside the “usual” range primarily due to adverse development on prior year losses.

Risk-Based Capital

      Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated; if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2001, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

      Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,

	2001		2000		1999

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed maturities:
Bonds:
U.S. Government agencies and authorities	$81,440	34.2%	$117,564	50.9%	$106,816	48.3%
States, municipalities and political subdivisions	4,317	1.8	4,088	1.8	4,078	1.8
Public utilities	4,229	1.8	3,671	1.6	2,009	0.9
Convertibles and bonds with warrants attached	—	NIL	—	NIL	—	NIL
All other corporate bonds	42,124	17.7	32,721	14.2	21,015	9.5
Certificates of deposit	1,360	0.6	1,360	0.6	3,082	1.4

Total fixed maturities(1)	133,470	56.1	159,404	69.1	137,000	61.9
Common and preferred stocks(2)	54,628	22.9	43,945	19.0	48,684	22.0
Mortgage, policy and student loans(3)	6,134	2.6	6,636	2.9	7,394	3.3
Other invested assets(4)	4,854	2.0	5,862	2.5	5,717	2.6
Real estate	46	NIL	46	NIL	46	NIL
Short-term investments(5)	39,151	16.4	15,013	6.5	22,471	10.2

Total investments	$238,283	100.0%	$230,906	100.0%	$221,312	100.0%

(1)	Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $132.2 million as of December 31, 2001, $160.6 million as of December 31, 2000, and $143.2 million as of December 31, 1999.

(2)	Equity securities are valued at market. Total cost of equity securities was $41.7 million as of December 31, 2001, $32.1 million as of December 31, 2000, and $31.2 million as of December 31, 1999.

(3)	Mortgage loans and policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated market value and those in which the Company has significant influence are accounted for using the equity method. Total cost of other invested assets was $5.1 million as of December 31, 2001, $6.0 million as of December 31, 2000 and $4.9 million as of December 31, 1999.

(5)	Short-term investments are valued at cost, which approximates market value.

      Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Average investments(1)	$227,922	$222,369	$205,387
Net investment income	14,141	15,320	12,434
Average yield on investments	6.20%	6.89%	6.05%
Realized investment gains, net	1,708	1,922	2,831

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters. Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.

Employees

      The Company and its subsidiaries employed 264 people at December 31, 2001.

Financial Information By Industry Segment

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than those in the corporate and other segment are from external sources. (See Note 15 of Notes to Consolidated Financial Statements.)

Executive Officers of the Registrant

      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2002, his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	78	Chairman of the Board	1974
Hilton H. Howell, Jr.	39	Director, President & CEO	1992

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

Forward-Looking Statements

      Certain of the statements and subject matters contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments, and should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief, as well as assumptions made by and information currently available to management pursuant to “safe harbor” provisions of the Private Securities Litigation

Reform Act of 1995. Such statements, and the discussion of such subject areas, involve, and therefore are qualified by, the inherent risks and uncertainties surrounding future expectations generally, and may materially differ from the Company’s actual future experience involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations. The Company’s operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, locality and seasonality in the industries to which the Company offers its products, the impact of competitive products and pricing, unanticipated increases in the rate and number of claims outstanding, volatility in the capital markets that may have an impact on the Company’s investment portfolio, the uncertainty of general economic conditions, and other risks and uncertainties identified from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 2.     Properties

      Owned Properties. The Company owns two parcels of unimproved property consisting of a total of approximately seven acres located in Fulton and Washington Counties, Georgia. At December 31, 2001, the aggregate book value of such properties was approximately $46,000.

      Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company, under leases which expire at various times from May 31, 2002 to July 31, 2005. Under the current terms of the leases, the Company occupies approximately 65,489 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and the largest shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

      American Southern leases space for its offices in a building located in Atlanta, Georgia. The lease term expires January 31, 2010. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

      Association Casualty leases space for its principal offices in a building located in Austin, Texas. The lease term expires December 31, 2005. Under the terms of the lease, Association Casualty occupies 18,913 square feet.

      SIA, Inc. leases space for its principal offices in a building located in Stone Mountain, Georgia. The lease term expires December 31, 2003. Under the terms of the lease, SIA, Inc. occupies 1,787 square feet.

Item 3.     Legal Proceedings

Litigation

      During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain the nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, it may have a material impact on the future results of operations of the Company.

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 19, 2002, there were 4,886 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported on the Nasdaq National Market.

Year Ending December 31	High	Low

2001
1st quarter	$2.06	$1.63
2nd quarter	2.06	1.00
3rd quarter	2.31	0.75
4th quarter	3.10	1.00
2000
1st quarter	$2.94	$2.25
2nd quarter	3.38	2.50
3rd quarter	2.75	1.75
4th quarter	2.50	1.75

      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, cumulative dividend payments to the Parent by its insurance subsidiaries are limited to the greater of 10% of accumulated statutory earnings or statutory net income before recognizing realized investment gains of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company’s principal insurance subsidiaries had the following accumulated statutory earnings as of December 31, 2001: Georgia Casualty — $14.5 million, American Southern — $33.7 million, Association Casualty — $13.7 million, Bankers Fidelity Life — $22.7 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Item 6.     Selected Financial Data

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share data)
Insurance premiums	$145,589	$133,497	$107,594	$91,292	$88,682
Investment income	14,317	15,552	12,724	11,499	11,256
Other income	1,694	1,287	1,172	366	201
Realized investment gains, net	1,708	1,922	2,831	2,909	1,076

Total revenue	163,308	152,258	124,321	106,066	101,215

Insurance benefits and losses incurred	106,896	97,628	78,162	60,845	61,018
Other expenses	52,159	49,874	42,237	36,518	32,026

Total benefits and expenses	159,055	147,502	120,399	97,363	93,044

Income from continuing operations before provision for income taxes	4,253	4,756	3,922	8,703	8,171
Income tax provision (benefit)	656	1,124	(6,988)	145	138

Income from continuing operations	3,597	3,632	10,910	8,558	8,033

Net income	$3,597	$3,632	$10,910	$8,558	$8,033

Basic net income per common share:
Income from continuing operations	$.10	$.12	$.48	$.37	$.35

Net income	$.10	$.12	$.48	$.37	$.35

Diluted net income per common share:
Income from continuing operations	$.10	$.12	$.46	$.37	$.35

Net income	$.10	$.12	$.46	$.37	$.35

Book value per common share	$3.37	$3.18	$3.12	$3.60	$3.27
Common shares outstanding	21,246	21,157	21,027	19,120	18,907
Total assets	$412,019	$375,777	$351,144	$273,131	$271,860
Total long-term debt	$44,000	$46,500	$51,000	$23,600	$27,600
Total debt	$44,000	$46,500	$51,000	$26,000	$28,600
Total shareholders’ equity	$87,526	$83,240	$78,948	$82,217	$78,183

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Company”) and its subsidiaries for each of the three years in the periods ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products it underwrites.

Significant Accounting Policies

      The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies considered most significant by management. These accounting policies inherently require estimation and actual results could differ from these estimates. Atlantic American does not expect that changes in the estimates determined under these policies would have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

      Reinsurance receivables are amounts due from reinsurers and comprise 12% of the Company’s total assets at December 31, 2001. Allowances for uncollectible amounts are established against reinsurance receivables owed to the Company under reinsurance contracts, if appropriate. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company.

      Deferred income taxes comprise less than 1% of the Company’s total assets at December 31, 2001. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

      Deferred acquisition costs comprise 6% of the Company’s total assets at December 31, 2001. Deferred acquisition costs are commissions, allowances, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

      Unpaid claims and claim adjustment expenses comprise 44% of the Company’s total liabilities at December 31, 2001. This obligation includes estimates for both reported claims not yet paid, and claims incurred but not yet reported. Unpaid claims and claim adjustment expense reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss, along with anticipated future development. Inflation and other factors which may affect claims payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results. Estimates of incurred but not reported claims is based on past experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses could require adjustment.

      Future policy benefits comprise 14% of the Company’s total liabilities at December 31, 2001. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability could require adjustment.

      Please refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding all of the Company’s significant accounting policies.

Overall Corporate Results

Revenues	2001	2000	1999

	(Dollars in thousands)
Property and Casualty:
American Southern	$43,779	$42,487	$42,926
Association Casualty	29,668	23,290	9,844
Georgia Casualty	28,515	32,048	23,214

Total property and casualty	101,962	97,825	75,984
Life and Health:
Bankers Fidelity	60,244	53,587	47,511
Corporate and Other	1,102	846	826

Total Revenues	$163,308	$152,258	$124,321

Income before taxes
Property and Casualty:
American Southern	$6,796	$6,130	$6,336
Association Casualty	(2,925)	256	301
Georgia Casualty	2,106	(1,084)	(1,271)

Total property and casualty	5,977	5,302	5,366
Life and Health:
Bankers Fidelity	3,370	4,371	3,982
Corporate and Other	(5,094)	(4,917)	(5,426)

Total income before taxes	$4,253	$4,756	$3,922

      On a consolidated basis the Company’s net income for 2001 was $3.6 million or $.10 per diluted share. Net income was $3.6 million ($.12 per diluted share) in 2000 and $10.9 million ($.46 per diluted share) in 1999. In 1999, net income was favorably impacted by a $7.0 million deferred tax benefit related primarily to a reduction in the Company’s valuation allowance that had previously been established against its net deferred tax asset as compared to a benefit of $0.5 million in 2000 and $0.8 million in 2001. Pre-tax income decreased from $4.8 million in 2000 to $4.3 million in 2001. The decline in pre-tax income for 2001 was due primarily to unsatisfactory underwriting results in Association Casualty related to adverse development on prior year losses. Excluding Association Casualty, all of the Company’s operating units reported profitable results.

      A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.

Underwriting Results

American Southern

      The following table summarizes American Southern’s premiums and underwriting ratios (dollars in thousands):

	2001	2000	1999

Gross written premiums	$45,490	$47,643	$44,070
Ceded premiums	(5,931)	(4,603)	(5,540)

Net written premiums	$39,559	$43,040	$38,530

Net earned premiums	$39,023	$37,172	$38,166
Net losses and loss adjustment expenses	26,069	26,185	26,934
Underwriting expenses	10,914	10,172	9,656

Underwriting income	$2,040	$815	$1,576

Loss ratio	66.8%	70.4%	70.6%
Expense ratio	28.0%	27.4%	25.3%

Combined ratio	94.8%	97.8%	95.9%

      Gross written premiums at American Southern decreased $2.2 million during 2001 primarily as a result of the loss of one of its state contracts. The loss of this particular contract will result in a reduction in annualized premium revenue of approximately $4.0 million. In addition, the American Auto Club Insurance Agency (the “Agency”) produced lower than expected gross written premiums during 2001. The Agency is a joint venture between American Southern and the AAA of the Carolinas motor club. American Southern holds a 50% interest in the joint venture and underwrites the majority of the standard automobile business written by the Agency. The Agency was formed in 1998 to market personal automobile insurance to members of the auto club. This program, which began writing business in 1999, had gross written premiums of approximately $6.1 million for 2001, a decrease of $1.1 million or 15.3% from 2000.

      Ceded premiums at American Southern increased $1.3 million or 28.9% during 2001. The increase in ceded premiums is due to several factors. First, the rates charged by reinsurance companies increased approximately 10% over 2000. In addition, American Southern’s premiums are ceded on an earned basis as opposed to on a written basis, which results in an increase in ceded premiums when earned premiums increase. Lastly, the company collected $0.4 million in penalty premiums from a specific reinsurance agreement (the “Reinsurance Agreement”) and remitted them to the reinsurer. The Reinsurance Agreement is related to certain program business and provides for additional penalty premiums based on losses. During 2000, there were no penalty premiums collected by American Southern and, as a result, ceded premiums increased in 2001 over ceded premiums in 2000.

      Gross written premiums at American Southern increased $3.6 million in 2000 as compared to 1999 principally as a result of business produced by the Agency. The decrease in ceded premiums of $0.9 million during 2000 was primarily due to the Reinsurance Agreement. In 1999, American Southern collected $0.8 million in penalty premiums and remitted them to the reinsurer. As mentioned previously, there were no penalty premiums collected in 2000 which resulted in the decrease in ceded premiums during 2000 as compared to 1999.

      In 2001, net earned premiums increased by 5.0% or $1.9 million. The increase in net earned premiums was primarily attributable to the higher gross written premium in 2000.

      In addition to the business written through the joint venture, American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and of the Company. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from non-renewals of accounts.

      During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain the nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, an adverse outcome may have a material adverse affect on the company’s financial position or results of operations.

      The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business (dollars in thousands):

	2001	2000	1999

Automobile liability	$23,677	$22,795	$24,573
Automobile physical damage	8,732	7,397	6,112
General liability	3,161	3,536	4,302
Property	3,386	3,383	3,118
Surety	67	61	61

Total earned premium	$39,023	$37,172	$38,166

      The performance of an insurance company is often measured by the combined ratio. The combined ratio represents the percentage of losses and other expenses that are incurred for each dollar of premium earned by the company. A combined ratio of under 100% represents an underwriting profit while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned).

      The combined ratio for American Southern decreased from 97.8% in 2000 to a combined ratio of 94.8% in 2001. The loss ratio decreased from 70.4% in 2000 to 66.8% in 2001. During 2001, American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratio for 2001. The expense ratio for 2001 is up to 28.0% from 27.4% in 2000. The combined ratio for American Southern for 2000 was 97.8%, up slightly from the 1999 combined ratio of 95.9%. The loss ratio decreased slightly to 70.4% in 2000 from 70.6% in 1999. The decrease in the loss ratio was the result of lower than anticipated losses on the personal auto line of business. The expense ratio for 2000 was 27.4% compared to 25.3% in 1999. The increase in the expense ratio in 2001 and 2000 is a direct result of American Southern’s business structure. The majority of American Southern’s business is structured in such a way that the agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with the company. As a result of this arrangement, in periods where losses and the loss ratio decrease, commission and underwriting expenses increase.

     Association Casualty

      The following table summarizes Association Casualty’s premiums and losses (dollars in thousands):

	2001		2000		1999(1)

Gross written premiums	$34,648		$24,967		$9,299
Ceded premiums	(3,692)		(2,314)		(775)

Net written premiums	$30,956		$22,653		$8,524

Net earned premiums	$25,711		$20,110		$8,498
Net losses and loss adjustment expenses	23,613		15,799		6,380
Underwriting expenses	8,155	(2)	6,410	(2)	2,751	(2)

Underwriting loss	$(6,057)		$(2,099)		$(633)

Loss ratio	91.8%		78.5%		75.1%
Expense ratio	31.7	%(2)	31.9	%(2)	32.4	%(2)

Combined ratio	123.5%		110.4%		107.5%

(1)	Includes results for the period July 1, 1999 through December 31, 1999.

(2)	Excludes the interest expense on an intercompany surplus note associated with the acquisition of Association Casualty.

      Gross written premiums at Association Casualty increased $9.7 million or 38.8% during 2001. During the fourth quarter of 2000, the company began recognizing written premiums on an annualized basis instead of using the installment method resulting in a significant increase in gross written premiums. The impact to earned premiums was not significant. In addition, Association Casualty is aggressively increasing rates on renewal business, in some cases up to 30%. The company has also added premium related to commercial lines other than workers’ compensation such as general liability, property, and other commercial coverage to compliment its existing book of business. While Association Casualty currently writes predominately workers’ compensation insurance in the state of Texas, the company intends to market itself as a complete commercial lines carrier.

      In 2000, Association Casualty began increasing the rates it was charging for renewal business and was successful in attracting new business. As a result of these efforts, the company was able to increase gross written premiums. The company also added approximately $0.7 million of written premiums for general liability, property, and business automobile.

      In 2001, the company had net earned premiums of $25.7 million of which 88.6% was workers’ compensation business compared to 94.7% during 2000 as illustrated in the following table.

      The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business (dollars in thousands):

	2001	2000	1999(1)

Workers’ compensation	$22,784	$19,051	$8,158
Business automobile	671	64	-
General liability	117	5	-
Property	1,001	81	-
Group accident and health	1,138	909	340

Total earned premium	$25,711	$20,110	$8,498

(1)	Includes results for the period July 1, 1999 through December 31, 1999

      The combined ratio for Association Casualty increased to 123.5% in 2001 from a combined ratio of 110.4% in 2000. The loss ratio increased to 91.8% in 2001 from 78.5% in 2000. The primary reason for the increase can be attributable to adverse development on prior year losses, specifically accident year 2000. Additionally, current year losses were reviewed and increased to levels deemed more appropriate by management. The company continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has matured, factors such as “life time medical” and the “impairment rating” structure have become significant in contributing to the increased medical cost. To help mitigate these costs and achieve an underwriting profit, Association Casualty continues to increase pricing and improve underwriting criteria. The expense ratio decreased from 31.9% in 2000 to 31.7% in 2001. The decline in the expense ratio is primarily attributable to the increase in earned premiums and only a moderate increase in fixed expenses.

      The combined ratio for Association Casualty during 2000 of 110.4% was higher than is desired by management. The higher than expected losses in 2000 were largely due to negative development stemming from second and third surgeries on previously closed claims as well as a continuing rise in medical costs. Expenses as a percentage of earned premiums declined slightly, primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

     Georgia Casualty

      The following table summarizes Georgia Casualty’s premiums and losses (dollars in thousands):

	2001	2000	1999

Gross written premiums	$40,966	$35,031	$26,798
Ceded premiums	(15,702)	(3,925)	(5,928)

Net written premiums	$25,264	$31,106	$20,870

Net earned premiums	$25,579	$28,576	$19,403
Net losses and loss adjustment expenses	17,644	22,192	16,535
Underwriting expenses	8,765	10,940	7,950

Underwriting loss	$(830)	$(4,556)	$(5,082)

Loss ratio	69.0%	77.7%	85.2%
Expense ratio	34.3%	38.3%	41.0%

Combined ratio	103.3%	116.0%	126.2%

      Gross written premiums at Georgia Casualty increased 16.9% or $5.9 million in 2001. The increase in gross written premiums is mostly attributable to significant rate increases, new business with established agents in addition to the added premiums by new agency appointments. The increase in ceded premiums of $11.8 million during 2001 is the result of a 40% quota share reinsurance agreement that the company put into place in 2001 to allow for premium growth and surplus protection.

      During 2000, gross written premiums increased 30.7% or $8.2 million. The increase in premiums in 2000 from 1999 was due to aggressive rate increases on its new and renewal business in addition to the new management team at Georgia Casualty increasing the agency force through its relationships in the insurance industry. The decline in ceded premiums during 2000 compared to 1999 was the result of the discontinuation of the stop-loss reinsurance agreement that the company put into place in 1999.

      The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business (dollars in thousands):

	2001	2000	1999

Workers’ compensation	$10,744	$16,741	$13,157
Business automobile	5,412	4,918	2,876
General liability	2,610	2,531	1,251
Property	6,813	4,386	2,119

Total earned premium	$25,579	$28,576	$19,403

      Net earned premiums declined 10.5% or $3.0 million during 2001 primarily due to the quota share reinsurance agreement discussed previously. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other that workers’ compensation, repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is attempting to spread its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

      The combined ratio for Georgia Casualty decreased from 116.0% in 2000 to 103.3% in 2001. The loss ratio declined from 77.7% in 2000 to 69.0% in 2001. During 2000, in an effort to strengthen loss reserves and better position the company to capitalize on market opportunities, a comprehensive review of all loss reserves and open claims was performed. These initiatives resulted in reserve increases and consequently, an unusually high loss ratio which accounts for the decline in the loss ratio during 2001. In addition, the decrease is also attributable to the company’s strict adherence to underwriting discipline and premium rate increases. The expense ratio decreased from 38.3% in 2000 to 34.3% in 2001 primarily as a result of the ceding commission the company is receiving from the quota share contract put into place during 2001.

      The combined ratio for Georgia Casualty for 2000 decreased to 116.0% from 126.2% in 1999. The loss ratio declined from 85.2% in 1999 to 77.7% in 2000. The primary reason for the decline was the complete elimination during the latter part of 1999 of two underwriting programs, the performance of which was substandard. In addition, the company benefited in 2000 from the increased premium rates that began during 1999. Also, the mix of business that Georgia Casualty underwrites had changed from one of higher hazards to low and moderate hazards.

      The expense ratio decreased from 41.0% in 1999 to 38.3% in 2000. The decline in the expense ratio was primarily attributable to the increase in earned premiums associated with the new growth and only a moderate increase in fixed expenses.

     Bankers Fidelity

      The following summarizes Bankers Fidelity’s premiums and operating results (dollars in thousands):

Premiums

	2001	2000	1999

Medicare supplement	$38,268	$31,295	$25,822
Other health products	2,912	2,899	3,206
Life insurance	14,096	13,445	12,499

Total premiums	55,276	47,639	41,527
Investment income	4,420	5,003	4,763

Total premiums and investment income	$59,696	$52,642	$46,290

Operating Expenses

	2001	2000	1999

Insurance benefits and losses	$39,570	$33,452	$28,313
Commissions and underwriting expenses	17,304	15,764	15,216

Total expenses	$56,874	$49,216	$43,529

      Premium revenue at Bankers Fidelity for 2001 increased 16.0% or $7.6 million over 2000 results. The most significant increase in premiums arose in the Medicare supplement line of business, which increased 22.3% during 2001. Bankers Fidelity has continued to expand its market presence throughout the Southeast, mid-Atlantic Region, especially in Pennsylvania, and in the Western Region. In 2001, the company added additional Medicare supplemental premium for Pennsylvania of approximately $3.3 million. In addition, during 2000 and 2001, Bankers Fidelity implemented rate increases on the Medicare supplement product, in some cases up to 30%, which are reflected in the current year increases for premium revenues.

      For the year 2000, premium revenue at Bankers Fidelity increased 14.7%, or $6.1 million over 1999 results. The most significant increase in premiums during 2000 was in the Medicare supplement line of business. The increase in premium revenue from 1999 to 2000 was primarily due to the expansion of the company’s market presence in the Mid-Atlantic and Western regions in addition to significant rate increases.

      The increase in both “benefits and losses” and “commissions and other expenses” is primarily attributable to the increase in new business. As a percentage of premiums, benefits and losses were 71.6% in 2001 compared to 70.2% in 2000. The increase is primarily due to continued aging of the life business and higher medical trends than expected for the health business. Additionally, the company continues to implement rate increases on the Medicare supplement line of business to help to mitigate the impact of higher medical costs.

      Insurance benefits and losses at Bankers Fidelity increased 18.2% or $5.1 million during 2000. The increase in benefits and losses from 1999 to 2000 was directly attributable to the increase in new business.

      The company has been successful in keeping operating costs lower, while continuing to add new business. As a percentage of premiums, commissions and underwriting expenses were 31.3% in 2001 compared to 33.1% in 2000 and 36.6% in 1999.

Investment Income and Realized Gains

      Investment income for 2001 of $14.3 million decreased $1.2 million or 7.9% from 2000. The decrease in investment income is primarily attributable to falling interest rates. The decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities to be redeemed by the issuers prior to maturity. The proceeds received from the early redemption of these fixed income securities was reinvested at a lower yield. In addition, during 2001, the carrying value of the Company’s investment in the joint venture with the AAA of the Carolinas, was reduced by $0.2 million to reflect lower than expected premium production and higher expenses. Also contributing to the decrease in 2001 was a significant gain in a real estate partnership the Company benefited from during 2000. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $0.4 million.

      Investment income increased 22.2% or $2.8 million in 2000 from 1999. The inclusion of the operating results of Association Casualty is responsible for $1.5 million of this increase. The Company also benefited from a significant gain in a real estate partnership discussed previously. This investment generated income of approximately $0.6 million during 2000. The remaining increase in investment income in 2000 as compared to 1999 was the result of the Company shifting securities from short-term to longer-term securities to take advantage of the higher long-term interest rates in the first half of 2000.

      Realized investment gains decreased from $1.9 million in 2000 to $1.7 million in 2001. Management is continually evaluating the Company’s investment portfolio and will periodically divest appreciated investments as deemed appropriate.

Interest Expense

      Interest expense decreased from $4.4 million in 2000 to $3.2 million in 2001. In conjunction with the acquisition of Association Casualty in 1999, the Company entered into a $30.0 million revolving credit facility with Wachovia Bank, N.A. (“Wachovia”). During 2000, and in the first nine months of 2001, the Company paid down $7.0 million on the revolver, leaving $19.0 million outstanding under this facility. This debt, coupled with the $25.0 million in variable rate demand bonds issued during the second quarter of 1999, the proceeds of which were used to pay down the Company’s prior credit facility, bring the total debt to $44.0 million at December 31, 2001, down from $50.0 million at the end of 2000. In addition, the base interest rate in 2001, LIBOR, decreased from prevailing LIBOR rates in 2000. The interest rate on a portion of the revolver and the bonds is variable and is tied to LIBOR. The reduction in debt, along with decreasing interest rates accounts for the decrease in 2001. On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity.

Other Expenses

      Other expenses (commissions, underwriting expenses, and other expenses) increased $3.5 million or 7.6% in 2001. The increase in other expenses is due to the following items: First, beginning in the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing commissions and premium taxes in conjunction with written premiums. In 2001, Association Casualty also experienced an increase in overall operating expenses as it sought to diversify into commercial lines of business other than workers’ compensation. In addition, Bankers Fidelity’s commissions have increased significantly as a result of additional new business. Lastly, during 2000, the bad debt reserve was reduced by $0.5 million due to improvements as to the collectibility of certain receivables. Partially offsetting this increase in other expenses was a significant reduction in commission expense American Southern pays on one of its larger accounts in addition to the ceding commission Georgia Casualty is receiving from the quota share contract. On a consolidated basis, as a percentage of earned premiums, other expenses decreased from 34.1% in 2000 to 33.6% in 2001.

      The increase in other expenses in 2000 as compared to 1999 was primarily attributable to the inclusion of the operating results of Association Casualty.

Liquidity and Capital Resources

      The major cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. In addition, the Company has additional borrowing capacity under its revolving credit facility. The Company believes that, within each subsidiary, total invested assets will be sufficient to satisfy all policy liabilities. Cash flows at the parent company are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the parent company are for the payment of operating expenses, the acquisition of capital assets and debt service requirements.

      Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2001, the Company’s insurance subsidiaries had statutory surplus of $84.7 million.

      The Company provides certain administrative, purchasing and other services for each of its subsidiaries. The amount charged to and paid by the subsidiaries was $8.4 million, $7.6 million, and $6.7 million in 2001, 2000, and 1999, respectively. In addition, the Company has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $1.3 million, $1.0 million and $2.0 million was paid to the Company under the tax sharing agreement in 2001, 2000, and 1999, respectively. Dividends were paid to Atlantic American by one of its subsidiaries totaling $4.6 million in 2001, and $3.6 million in 2000 and 1999. As a result of the Company’s tax loss carryforwards, which totaled approximately $30.0 million at December 31, 2001, it is anticipated that the tax sharing agreement will provide the Company with additional funds with which to meet its cash flow obligations.

      The Company is a party to a five-year revolving credit facility (“the Revolving Credit Facility”) with Wachovia that provides for borrowings up to $30.0 million. The interest rate on the borrowings under this facility may be fixed, at the Company’s option, for a period of one, three, six or twelve months and is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, 2.50% at December 31, 2001. The margin varies based upon the Company’s leverage ratio (debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined under the facility agreements) and ranges from 1.75% to 3.75%. Interest on the Revolving Credit Facility is currently payable quarterly. The Revolving Credit Facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time. The interest rate including the applicable margin on this facility at December 31, 2001 and 2000 was 6.35% and 9.12%, respectively.

      The Company also has outstanding $25.0 million of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009 issued through a private placement. The Bonds, which are redeemable at the Company’s option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia Bank, N.A., which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit facility within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50% making the effective rate on the Bonds LIBOR plus 2.50% at December 31, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The interest rate on the Bonds, along with the related fees, at December 31, 2001 and 2000 was 4.63% and 9.15%, respectively. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

      The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations.

      Effective December 31, 2001, the Revolving Credit Facility and letter of credit were both amended by Wachovia. The amendment establishes new covenants pertaining to ratios related to interest coverage and eliminates funded debt to EBITDA except for use in determining the applicable margin. In addition, the Company is required to consolidate the Revolving Credit Facility and the Bonds into a term loan (“Term Loan”), effective on April 2, 2002, which will mature June 30, 2004. The Company has notified the holders of the Bonds that they will be redeemed as of April 2, 2002. The Company must repay the principal of the Term Loan in annual installments in the amount of $2.0 million on or before December 31 of 2002 and 2003, together with one final installment at maturity in 2004. As of December 31, 2001, the Company was in compliance with all debt covenants, as revised on December 31, 2001.

      The Company intends to repay its obligations under the Term Loan using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

      The Company also has outstanding $15.9 million of preferred stock issued to affiliates. The preferred stock accrues a dividend of 9.0% per year, and at December 31, 2001 the Company had accrued but unpaid dividends on the preferred stock totaling $7.2 million. Net cash provided by operating activities totaled $15.8 million in 2001, $16.7 million in 2000 and $5.4 million in 1999. Cash and short-term investments at December 31, 2001 were $68.8 million and are believed to be more than sufficient to meet the Company’s near-term needs.

      The Company believes that the cash flows it receives from its subsidiaries and, if needed, additional borrowings from banks and affiliates of the Company, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

      In 1999, the NAIC completed a process to codify statutory accounting practices for certain insurance enterprises (“Codification”). The Company adopted Codification on January 1, 2001. The cumulative effect of this accounting change increased statutory surplus by approximately $1.4 million. The most significant increase to statutory surplus was the recognition of deferred taxes. The Codification did not impact the Company’s financial statements prepared in accordance with generally accepted accounting principles in the United States.

New Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet and establishes specific accounting methods for hedges. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other tangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their remaining useful lives. As of December 31, 2001, the Company had unamortized goodwill of $18.8 million all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $0.8 million, $0.8 million, and $0.6 million for the years ended December 31, 2001, 2000, and 1999, respectively. The Company will adopt SFAS No. 142 on January 1, 2002. Goodwill shall be tested for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment loss that is required to be recognized when adopting SFAS No. 142 will be reflected as a cumulative effect of change in accounting principle during the first quarter of 2002. The impact of adopting SFAS No. 142 on the Company’s financial statements has not yet been determined; however, it could have a material impact on the Company’s results of operations in 2002.

      In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for fiscal periods commencing after June 15, 2002) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for fiscal periods commencing after December 15, 2001) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and among other factors, establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the adoption of SFAS No. 143 and SFAS No. 144 will not have significant impact on the Company’s financial statements.

Impact of Inflation

      Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. If, for competitive reasons premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

      Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To mitigate this risk, the Company invests in high quality bonds and avoids investing in securities that are directly linked to loans or mortgages.

      The Company is also subject to risk from changes in equity prices. Atlantic American owned $14.4 million of common stock of Wachovia Corporation at December 31, 2001. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $0.9 million to shareholders’ equity.

      The interest rate on the Company’s debt is tied to LIBOR. During 2001, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. (See Note 7 of Notes to Consolidated Financial Statements). A 100 basis point increase in the LIBOR would result in an additional $0.3 million in interest expense.

      The table below summarizes the estimated fair values that might result from changes in interest rates of the Company’s bond portfolio:

	+200bp	+100bp	Fair value	-100bp	-200bp

	(Dollars in thousands)
December 31, 2001	$122,347	$128,168	$133,470	$138,642	$141,788
December 31, 2000	$148,749	$154,357	$159,404	$163,215	$166,020

      The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	-10%	-20%

	(Dollars in thousands)
December 31, 2001
Investment in Wachovia Corporation	$17,220	$15,785	$14,350	$12,915	$11,480
Other equity holdings	48,334	44,306	40,278	36,250	32,222

Total equity holdings	$65,554	$60,091	$54,628	$49,165	$43,702

December 31, 2000
Investment in Wachovia Corporation	$17,005	$15,588	$14,171	$12,754	$11,337
Other equity holdings	35,729	32,751	29,774	26,797	23,819

Total equity holdings	$52,734	$48,339	$43,945	$39,551	$35,156

      The interest rate on the Company’s debt is variable and tied to LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense. The impact of the changes in interest rates at December 31, 2001 includes the impact of the interest rate swap agreement the Company entered into on March 21, 2001, discussed previously.

	Interest Expense			Interest Expense?

	+200bp	+100bp	Debt	-100bp	-200bp

	(Dollars in thousands)
December 31, 2001	$580	$290	$44,000	$(290)	$(580)
December 31, 2000	$930	$465	$46,500	$(465)	$(930)

Deferred Taxes

      At December 31, 2001, the Company had a net deferred tax asset of $2.3 million, comprised of a deferred tax asset of $19.7 million, a deferred tax liability of $11.8 million and a valuation allowance of $5.6 million. The valuation allowance was established against deferred tax assets relating to net operating loss carryforwards that might not be realized.

      Until the end of 1999, the Company established a full valuation allowance against these deferred income tax benefits as they were not considered realizable from expected future reversals of existing taxable temporary differences. The Company believed that it was more likely than not that the net deferred income tax benefits would not be realized through future taxable income prior to the expiration dates of net operating loss carryforwards. However, with the acquisition of Association Casualty and several years of profitability, the Company believes it is now more likely than not that a portion of its net deferred income tax benefits relating to net operating loss carryforwards scheduled to expire between 2006 and 2010 will be realized based on future taxable income. Management also can and would implement tax-planning strategies to prevent these carryforwards from expiring. As of December 31, 2001, a valuation allowance has been established for deferred income tax benefits relating primarily to net operating loss carryforwards scheduled to expire between 2002 and 2003. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that it is more likely than not that the deferred income tax benefits relating to these carryforwards will not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has a formal tax-sharing agreement and files a consolidated income tax return with its subsidiaries.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlantic American Corporation:

      We have audited the accompanying consolidated balance sheets of ATLANTIC AMERICAN CORPORATION (a Georgia corporation) and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedules I, II, III, IV and VI listed in Part IV, Item 14 are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

March 25, 2002

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Dollars in thousands,
	except share and per
	share data)
ASSETS
Cash and cash equivalents, including short-term investments of $39,151 and $15,013 in 2001 and 2000, respectively	$68,846	$31,914
Investments	199,132	215,893
Receivables:
Reinsurance	48,946	39,088
Other, net of allowance for doubtful accounts of $1,119 and $1,269 in 2001 and 2000, respectively	39,055	37,261
Deferred income taxes, net	2,294	3,839
Deferred acquisition costs	24,681	23,398
Other assets	10,241	4,886
Goodwill, net of amortization of $802 and $798 in 2001 and 2000, respectively	18,824	19,498

Total assets	$412,019	$375,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$243,199	$225,164
Accounts payable and accrued expenses	37,294	20,873
Debt payable	44,000	46,500

Total liabilities	324,493	292,537

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2001 and 2000 and 21,245,711 shares outstanding in 2001 and 21,157,250 shares outstanding in 2000	21,412	21,412
Additional paid-in capital	56,606	56,997
Retained earnings (deficit)	1,097	(1,248)
Accumulated other comprehensive income	8,748	6,820
Treasury stock, at cost, 166,427 shares in 2001 and 254,888 shares in 2000	(496)	(900)

Total shareholders’ equity	87,526	83,240

Total liabilities and shareholders’ equity	$412,019	$375,777

The accompanying notes are an integral part of these consolidated balance sheets.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands,
	except per share data)
Revenue:
Insurance premiums	$145,589	$133,497	$107,594
Investment income	14,317	15,552	12,724
Other income	1,694	1,287	1,172
Realized investment gains, net	1,708	1,922	2,831

Total revenue	163,308	152,258	124,321

Benefits and expenses:
Insurance benefits and losses incurred	106,896	97,628	78,162
Commissions and underwriting expenses	37,317	36,677	29,713
Interest expense	3,234	4,408	2,819
Other	11,608	8,789	9,705

Total benefits and expenses	159,055	147,502	120,399

Income before income tax provision (benefit)	4,253	4,756	3,922
Income tax provision (benefit)	656	1,124	(6,988)

Net income before preferred stock dividends	3,597	3,632	10,910
Preferred stock dividends	(1,431)	(1,206)	(1,206)

Net income applicable to common stock	$2,166	$2,426	$9,704

Basic earnings per common share	$.10	$.12	$.48

Diluted earnings per common share	$.10	$.12	$.46

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Income	Stock	Total

	(Dollars in thousands, except share data)
Balance, December 31, 1998	$134	$19,406	$50,406	$(15,213)	$28,786	$(1,302)	$82,217
Comprehensive loss:
Net income	—	—	—	10,910	—	—	10,910
Decrease in unrealized investment gains	—	—	—	—	(16,731)	—	(16,731)
Deferred income tax attributable to other comprehensive loss	—	—	—	—	(4,219)	—	(4,219)

Total comprehensive loss							(10,040)
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	(1,206)
Purchase of 213,392 shares for treasury	—	—	—	—	—	(779)	(779)
Issuance of 113,608 shares for employee benefit plans and stock options	—	—	—	(255)	—	528	273
Issuance of 2,006,385 shares for acquisition of Association Casualty Insurance Company	—	2,006	6,477	—	—	—	8,483

Balance, December 31, 1999	134	21,412	55,677	(4,558)	7,836	(1,553)	78,948
Comprehensive income:
Net income	—	—	—	3,632	—	—	3,632
Decrease in unrealized investment gains	—	—	—	—	(1,563)	—	(1,563)
Deferred income tax benefit attributable to other comprehensive loss	—	—	—	—	547	—	547

Total comprehensive income							2,616
Issuance of 25,000 shares of preferred stock	25	—	2,475	—	—	—	2,500
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	(1,206)
Compensation expense related to stock grants	—	—	51	—	—	—	51
Purchase of 33,206 shares for treasury	—	—	—	—	—	(79)	(79)
Issuance of 163,670 shares for employee benefit plans and stock options	—	—	—	(322)	—	732	410

Balance, December 31, 2000	159	21,412	56,997	(1,248)	6,820	(900)	83,240
Comprehensive income:
Net income	—	—	—	3,597	—	—	3,597
Increase in unrealized investment gains	—	—	—	—	3,498	—	3,498
Fair value adjustment to interest rate swap	—	—	—	—	(532)	—	(532)
Deferred income tax expense attributable to other comprehensive income	—	—	—	—	(1,038)	—	(1,038)

Total comprehensive income	—	—	—	—	—	—	5,525
Dividends accrued on preferred stock	—	—	(436)	(995)	—	—	(1,431)
Compensation expense related to stock grants	—	—	45	—	—	—	45
Purchase of 5,999 shares for treasury	—	—	—	—	—	(11)	(11)
Issuance of 94,460 shares for employee benefit plans and stock options	—	—	—	(257)	—	415	158

Balance, December 31, 2001	$159	$21,412	$56,606	$1,097	$8,748	$(496)	$87,526

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,597	$3,632	$10,910
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	16,892	15,804	11,947
Acquisition costs deferred	(18,175)	(18,804)	(14,003)
Realized investment gains, net	(1,708)	(1,922)	(2,831)
Increase in insurance reserves and policyholder funds	18,035	20,019	14,036
Compensation expense related to stock grants	45	51	—
Depreciation and amortization	1,680	1,744	1,435
Deferred income tax expense (benefit)	507	1,007	(6,997)
Increase in receivables, net	(12,402)	(8,584)	(8,404)
Increase in other liabilities	12,681	3,617	73
Other, net	(5,305)	142	(768)

Net cash provided by operating activities	15,847	16,706	5,398

Cash flows from investing activities:
Proceeds from investments sold	39,122	3,447	8,482
Proceeds from investments matured, called or redeemed	94,098	11,877	35,594
Investments purchased	(109,249)	(31,290)	(53,211)
Additions to property and equipment	(930)	(619)	(829)
Acquisition of American Independent, net of $1,946 cash acquired	—	—	198
Acquisition of Association Casualty, net of $6,270 cash acquired	(128)	(94)	(18,205)

Net cash provided by (used in) investing activities	22,913	(16,679)	(27,971)

Cash flows from financing activities:
Proceeds from issuance of bank financing	—	—	51,000
Proceeds from issuance of Series C Preferred Stock	750	1,750	—
Preferred stock dividends	(225)	—	—
Proceeds from exercise of stock options	158	410	273
Purchase of treasury shares	(11)	(79)	(779)
Repayments of debt	(2,500)	(4,500)	(26,000)

Net cash (used in) provided by financing activities	(1,828)	(2,419)	24,494

Net increase (decrease) in cash and cash equivalents	36,932	(2,392)	1,921
Cash and cash equivalents at beginning of year	31,914	34,306	32,385

Cash and cash equivalents at end of year	$68,846	$31,914	$34,306

Supplemental cash flow information:
Cash paid for interest	$3,394	$4,170	$2,510

Cash paid for income taxes	$176	$166	$131

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2000 and 1999
(Dollars in thousands, except share and per share data)

Note 1.     Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. These financial statements include the accounts of Atlantic American Corporation (the “Company”) and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

      At December 31, 2001, the Company had five insurance subsidiaries, including Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company (“ACIC”) and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-risk bearing subsidiaries, Association Risk Management General Agency, Inc. (“ARMGA”) and Self-Insurance Administrators, Inc. (“SIA, Inc.”). ACIC and ARMGA (together known as “Association Casualty”) were acquired on July 1, 1999. The results of operations of Association Casualty are included in the consolidated results of operations since the date of acquisition.

Premium Revenue and Cost Recognition

      Life insurance premiums are recognized as revenues when due, whereas accident and health premiums are recognized over the premium paying period. Benefits and expenses are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. This association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, advertising and other expenses of issuing policies). Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

      Property and casualty insurance premiums are recognized as revenue ratably over the contract period. The Company provides for insurance benefits and losses on accident, health, and casualty claims based upon estimates of projected ultimate losses.

Goodwill

      Goodwill is amortized over a period of fifteen to forty years using the straight-line method. The Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision. Should factors indicate that goodwill be evaluated for possible impairment, the Company will compare the recoverability of goodwill to a projection of the acquired companies’ undiscounted cash flow over the estimated remaining life of the goodwill in assessing whether the goodwill is recoverable. (See Impact of Recently Issued Accounting Standards provided below).

Investments

      All of the Company’s debt and equity securities are classified as available for sale and are carried at market value. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures; those which are publicly traded are carried at estimated market value and those for which the Company has the ability to exercise significant influence (“equity investees”) are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated net realizable value, which becomes the new cost basis. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared.

      The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets, are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

Income Taxes

      Deferred income taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates as those changes are enacted. The provision for income taxes represents the total amount of income taxes due related to the current year, plus the change in deferred taxes during the year.

Earnings Per Common Share

      Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated for stock options outstanding using the treasury stock method and assumed conversion of the Series B and C Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 requires the recognition of the fair value of all derivative instruments on the balance sheet and establishes specific accounting methods for hedges. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other tangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their remaining useful lives. As of December 31, 2001, the Company had unamortized goodwill of $18,824 all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $802, $798, and $604 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company will adopt SFAS No. 142 on January 1, 2002. Goodwill shall be tested for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Any impairment loss that is required to be recognized when adopting SFAS No. 142 will be reflected as a cumulative effect of change in accounting principle during the first quarter of 2002. The impact of adopting SFAS No. 142 on the Company’s financial statements has not yet been determined; however, it could have a material impact on the Company’s results of operations in 2002.

      In August 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” (effective for fiscal periods commencing after June 15, 2002) and SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective for fiscal periods commencing after December 15, 2001) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The statement superseded SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and among other factors, establishes criteria beyond that previously specified in Statement 121 to determine when a long-lived asset is to be considered as held for sale. The Company believes that the adoption of SFAS No. 143 and SFAS No. 144 will not have significant impact on the Company’s financial statements.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

      Certain prior year balances have been reclassified to conform with the current year presentation.

Note 2.     Investments

      Investments are comprised of the following:

	2001

		Gross	Gross
	Market	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Bonds:
U. S. Treasury Securities and Obligations of U. S. Government Corporations and Agencies	$72,875	$1,164	$136	$71,847
Obligations of states and political subdivisions	4,317	71	57	4,303
Corporate securities	47,713	790	802	47,725
Mortgage-backed securities (government guaranteed)	8,565	198	—	8,367

	133,470	2,223	995	132,242
Common and preferred stocks	54,628	14,640	1,670	41,658
Other invested assets	4,854	—	208	5,062
Mortgage loans (estimated fair value of $4,126)	3,421	—	—	3,421
Policy and student loans	2,713	—	—	2,713
Real estate	46	—	—	46

Investments	199,132	16,863	2,873	185,142
Short-term investments	39,151	—	—	39,151

Total investments	$238,283	$16,863	$2,873	$224,293

	2000

		Gross	Gross
	Market	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Bonds:
U. S. Treasury Securities and Obligations of U. S. Government Corporations and Agencies	$111,198	$608	$1,517	$112,107
Obligations of states and political subdivisions	4,088	37	2	4,053
Corporate securities	37,752	563	921	38,110
Mortgage-backed securities (government guaranteed)	6,366	71	9	6,304

	159,404	1,279	2,449	160,574
Common and preferred stocks	43,945	14,566	2,730	32,109
Other invested assets	5,862	—	174	6,036
Mortgage loans (estimated fair value of $4,040)	3,538	—	—	3,538
Policy and student loans	3,098	—	—	3,098
Real estate	46	—	—	46

Investments	215,893	15,845	5,353	205,401
Short-term investments	15,013	—	—	15,013

Total investments	$230,906	$15,845	$5,353	$220,414

      Bonds and cash having an amortized cost of $15,925 and $16,187 were on deposit with insurance regulatory authorities at December 31, 2001 and 2000, respectively, in accordance with statutory requirements.

      The amortized cost and carrying value of bonds and short-term investments at December 31, 2001 by contractual maturity are as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Market	Amortized
	Value	Cost

Due in one year or less	$58,033	$57,805
Due after one year through five years	36,490	36,167
Due after five years through ten years	31,884	31,199
Due after ten years	30,052	30,341
Varying maturities	16,162	15,881

Totals	$172,621	$171,393

      Investment income was earned from the following sources:

	2001	2000	1999

Bonds	$10,530	$10,882	$8,447
Common and preferred stocks	2,438	2,470	2,388
Mortgage loans	323	333	352
CDs and commercial paper	1,071	849	933
Other	(45)	1,018	604

Total investment income	14,317	15,552	12,724
Less investment expenses	(176)	(232)	(290)

Net investment income	$14,141	$15,320	$12,434

      A summary of realized investment gains (losses) follows:

	2001

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$1,189	$927	$—	$2,116
Losses	(289)	(27)	(92)	(408)

Total realized investment gains (losses) net	$900	$900	$(92)	$1,708

	2000

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$1,907	$52	$—	$1,959
Losses	(11)	(26)	—	(37)

Total realized investment gains (losses) net	$1,896	$26	$—	$1,922

	1999

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$2,526	$10	$585	$3,121
Losses	(52)	(238)	—	(290)

Total realized investment gains (losses) net	$2,474	$(228)	$585	$2,831

      Proceeds from the sale of common and preferred stocks, bonds and other investments are as follows:

	2001	2000	1999

Common and preferred stocks	$18,194	$2,595	$5,960
Bonds	19,717	—	1,379
Student loans	385	651	519
Other investments	826	201	624

Total proceeds	$39,122	$3,447	$8,482

      The Company’s investment in the common stock of Wachovia Corporation exceeds 10% of shareholders’ equity at December 31, 2001. The carrying value of this investment at December 31, 2001 was $14,350 with a cost basis of $3,579. The Company’s bond portfolio included 96% investment grade securities at December 31, 2001 as defined by the National Association of Insurance Commissioners (“NAIC”).

Note 3.     Insurance Reserves and Policyholder Funds

      The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			in Force

	2001	2000	2001	2000

Future policy benefits
Life insurance policies:
Ordinary	$34,213	$31,542	$262,891	$253,721
Mass market	7,102	7,529	13,146	12,250
Individual annuities	843	855	—	—

	42,158	39,926	$276,037	$265,971

Accident and health insurance policies	2,197	2,180

	44,355	42,106

Unearned premiums	51,025	45,421
Losses and claims	143,515	133,220
Other policy liabilities	4,304	4,417

Total policy liabilities	$243,199	$225,164

      Annualized premiums for accident and health insurance policies were $44,763 and $39,361 at December 31, 2001 and 2000, respectively.

     Future Policy Benefits

      Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, and (iv) 5% to 7% for 1988 and later issues.

     Loss and Claim Reserves

      Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management’s estimate of ultimate liability and claim adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is continually reviewed by management and independent consulting actuaries and updated with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.

      Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2001	2000

Balance at January 1	$133,220	$126,556
Less: Reinsurance recoverables	(38,851)	(38,759)

Net balance at January 1	94,369	87,797

Incurred related to:
Current year	108,068	102,336
Prior years	(2,415)	(6,085)

Total incurred	105,653	96,251

Paid related to:
Current year	59,506	54,313
Prior years	44,730	35,366

Total paid	104,236	89,679

Net balance at December 31	95,786	94,369
Plus: Reinsurance recoverables	47,729	38,851

Balance at December 31	$143,515	$133,220

      Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2001	2000

Total incurred claims	$105,653	$96,251
State residual pool refunds and adjustments to loss portfolio arrangements	(150)	(59)
Cash surrender value and matured endowments	1,393	1,436

Total insurance benefits and losses incurred	$106,896	$97,628

Note 4.     Reinsurance

      In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains contingently liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 93% of the reinsurance receivables are due from three reinsurers as of December 31, 2001. Reinsurance receivables of $24,215 are with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $2,271 are with First Colony Life Insurance Company, rated “AA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, and $19,099 are with Pennsylvania Manufacturers Association Insurance Company, rated “A-” (Excellent) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate. Premiums assumed of $22,708, $25,439, and $24,903 in 2001, 2000, and 1999 respectively, include a state contract with premiums of $14,054, $17,198, and $15,064. The contract premiums represent 9.7%, 12.9% and 14.0% of net premiums earned for the years ended 2001, 2000, and 1999, respectively. The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2001	2000	1999

Direct premiums written	$153,743	$130,089	$97,909
Plus — premiums assumed	22,708	25,439	24,903
Less — premiums ceded	(25,399)	(10,916)	(13,189)

Net premiums written	151,052	144,612	109,623

Change in unearned premiums	(11,889)	(11,408)	(1,802)
Change in unearned premiums ceded	6,426	293	(227)

Net change in unearned premiums	(5,463)	(11,115)	(2,029)

Net premiums earned	$145,589	$133,497	$107,594

Provision for benefits and losses incurred	$132,724	$107,340	$88,848
Reinsurance loss recoveries	(25,828)	(9,712)	(10,686)

Insurance benefits and losses incurred	$106,896	$97,628	$78,162

      Components of reinsurance receivables are as follows:

	2001	2000

Receivable on unpaid losses	$47,729	$38,851
Receivable on paid losses	1,217	237

	$48,946	$39,088

Note 5.     Income Taxes

      A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the provision (benefit) for income taxes is as follows:

	2001	2000	1999

Federal income tax provision at statutory rate of 35%	$1,489	$1,665	$1,373
Tax exempt interest and dividends received deductions	(469)	(484)	(400)
Other permanent differences	314	363	—
Change in asset valuation allowance due to:
Utilization of net operating loss carryforwards	—	—	(973)
Recognition of deferred tax liability relating to unrealized investment gains	—	—	(4,219)
Change in judgment relating to realizability of deferred tax assets	(827)	(537)	(2,778)
State income taxes	81	—	-
Alternative minimum tax	68	117	9

Total provision (benefit) for income taxes	$656	$1,124	$(6,988)

      Deferred tax liabilities and assets at December 31, 2001 and 2000 are comprised of the following:

	2001	2000

Deferred tax liabilities:
Deferred acquisition costs	$(5,506)	$(5,137)
Net unrealized investment gains	(4,897)	(3,672)
Deferred and uncollected premium	(1,321)	(1,214)
Other	(99)	(374)

Total deferred tax liabilities	(11,823)	(10,397)

Deferred tax assets:
Net operating loss carryforwards	10,515	11,265
Insurance reserves	8,587	8,946
Bad debts and other	625	462

Total deferred tax assets	19,727	20,673

Asset valuation allowance	(5,610)	(6,437)

Net deferred tax assets	$2,294	$3,839

      The components of the provision (benefit) are:

	2001	2000	1999

Current — Federal	$68	$117	$9
Current — State	81	—	—
Deferred — Federal	507	1,007	(6,997)

Total	$656	$1,124	$(6,988)

      At December 31, 2001, the Company had regular federal net operating loss carryforwards of approximately $30,000 expiring generally between 2002 and 2010. Until the end of 1999, the Company established a full valuation allowance against its net deferred income tax benefits as they were not considered realizable from expected future reversals of existing taxable temporary differences. The Company believed that it was more likely than not that the deferred income tax benefits would not be realized through future taxable income prior to the expiration dates of net operating loss carryforwards. However, with the acquisition of Association Casualty and several years of profitability, in the fourth quarter of 1999 the Company determined that it was more likely than not that a portion of its net deferred income tax benefits relating to net operating loss carryforwards scheduled to expire between 2006 and 2010 would be realized based on future taxable income. Management also can and would implement tax-planning strategies to prevent these carryforwards from expiring.

      As of December 31, 2001 and 2000, a valuation allowance of $5,610 and $6,437, respectively, has been established for deferred income tax benefits relating primarily to net operating loss carryforwards scheduled to expire between 2002 and 2003 that may not be realized. In 2001 and 2000, respectively, the decrease of $827 and $537 in the valuation allowance is due primarily to the utilization of a portion of these benefits that were previously reserved for. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that it is more likely than not that the remaining deferred income tax benefits relating primarily to the carryforwards scheduled to expire in 2002 and 2003 will not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements and files a consolidated income tax return with its subsidiaries.

Note 6.     Credit Arrangements

      The Company is a party to a five-year revolving credit facility (“the Revolving Credit Facility”) with Wachovia Bank that provides for borrowings up to $30,000. The interest rate on the borrowings under this facility may be fixed, at the Company’s option, for a period of one, three, six or twelve months and is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, 2.50% at December 31, 2001. The margin varies based upon the Company’s leverage ratio (debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined under the facility agreements) and ranges from 1.75% to 3.75%. Interest on the Revolving Credit Facility is currently payable quarterly. The Revolving Credit Facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time. The interest rate including the applicable margin on this facility at December 31, 2001 and 2000 was 6.35% and 9.12%, respectively.

      The Company also has outstanding $25,000 of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009 issued through a private placement. The Bonds, which are redeemable at the Company’s option, pay a variable interest rate that approximates 30-day LIBOR. The Bonds are backed by a letter of credit issued by Wachovia, which is automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds are subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility is not secured. The Company expects that it would be able to replace the letter of credit facility within the prescribed period if Wachovia should give notice of its intention not to renew the existing facility. The cost of the letter of credit and its associated fees are 2.50% making the effective rate on the Bonds LIBOR plus 2.50% at December 31, 2001. The interest on the Bonds is payable monthly and the letter of credit fees are payable quarterly. The interest rate on the Bonds, along with the related fees, at December 31, 2001 and 2000 was 4.63% and 9.15%, respectively. The Bonds do not require the repayment of any principal prior to maturity, except as provided above.

      The Company is required, under both instruments, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations.

      Effective December 31, 2001, the Revolving Credit Facility and letter of credit were both amended by Wachovia. The amendment establishes new covenants pertaining to ratios related to interest coverage and eliminates funded debt to EBITDA except in determining the applicable margin. In addition, the Company is required to consolidate the Revolving Credit Facility and the Bonds into a term loan (“Term Loan”), effective on April 2, 2002 which will mature June 30, 2004. The Company has notified the holders of the Bonds that they will be redeemed as of April 2, 2002. The Company must repay the principal of the Term Loan in annual installments in the amount of $2,000 on or before December 31 of 2002 and 2003, together with one final installment at maturity in 2004.

Note 7.     Derivative Financial Instruments

      On March 21, 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity. The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at December 31, 2001, as follows:

			Carrying
	Notional	Fair	Value
	Amount	Value	(Liability)

Interest rate swap agreement	$15,000	$(532)	$(532)

Note 8.     Acquisitions

      On July 1, 1999, the Company acquired 100% of the outstanding stock of ACIC and ARMGA for a combined price of $33,052 with $8,483 of the purchase price paid in the form of common stock of the Company and the remaining $24,569 paid in cash obtained from borrowings under the Revolving Credit Facility. The acquisition of ACIC and ARMGA were accounted for using the purchase method of accounting. Accordingly, the Company has allocated the purchase price of the companies based on the fair value of the assets acquired and liabilities assumed and their results of operations are included in the consolidated results of operations since the date of acquisition.

      The following summarizes the Company’s proforma unaudited results of operations for the year ended December 31, 1999 assuming the purchase of ACIC and ARMGA had been consummated as of January 1, 1999.

Consolidated
1999

Revenue	$136,459
Net income	9,656
Per common share data:
Basic earnings per common share	.40
Diluted earnings per common share	.39

      This proforma financial information has been prepared for informational purposes only and is not necessarily indicative of the results of operations had the transaction been consummated on January 1, 1999, nor is it indicative of results of operations that may be obtained in the future.

Note 9.     Commitments and Contingencies

Litigation

      During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain the nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, it may have a material impact on the future results of operations of the Company.

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

Operating Lease Commitments

      The Company’s rental expense, including common area charges, for operating leases was $1,732, $1,534, and $1,271 in 2001, 2000, and 1999 respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2002	$1,381
2003	1,310
2004	1,312
2005	1,181
2006	491
Thereafter	1,789

Total	$7,464

Note 10.     Employee Benefit Plans

Stock Options

      In accordance with the Company’s 1992 Incentive Plan, the Board of Directors may grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Options granted under this plan expire five or ten years from the date of grant. Vesting occurs at 50% upon issuance of an option, and the remaining portion is vested at 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options may be granted that fully vest six months after the grant date. As of December 31, 2001, an aggregate of sixty-six employees, officers and directors held options under the two plans.

      A summary of the status of the Company’s stock option plans at December 31, 2001 and 2000, is as follows:

	2001		2000

		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	1,024,000	$3.43	1,170,000	$3.34
Options granted	572,000	1.26	12,000	3.18
Options exercised	—	—	(120,000)	2.50
Options canceled or expired	(321,000)	2.75	(38,000)	3.63

Options outstanding, end of year	1,275,000	2.63	1,024,000	3.43

Options exercisable	991,250	3.02	992,125	3.41

Options available for future grant	194,150		435,150

      The Company does not recognize compensation for stock options cost since the option price approximates fair value on the date of grant. If compensation cost had been recognized, the Company’s net income and earnings per share would have been as follows:

	2001	2000	1999

Net income:
As reported	$3,597	$3,632	$10,910
Pro forma	3,398	3,480	10,477
Basic earnings per common share:
As reported	$.10	$.12	$.48
Pro forma	.09	.11	.46
Diluted earnings per common share:
As reported	$.10	$.12	$.46
Pro forma	.09	.11	.44

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

		Outstanding		Exercisable

	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Range of Exercise Price	Options	Remaining Life	Exercise Price	Options	Exercise Price

$1.00 to $1.50	562,500	9.79	$1.25	281,250	$1.25
$1.51 to $2.00	9,500	4.31	$1.86	8,250	$1.88
$2.51 to $3.00	12,000	2.09	$2.82	12,000	$2.82
$3.01 to $3.50	37,500	<1.00	$3.22	37,500	$3.22
$3.51 to $4.00	637,500	1.56	$3.77	636,250	$3.77
$4.01 to $4.50	11,000	1.87	$4.27	11,000	$4.27
$4.51 to $5.00	5,000	1.57	$4.94	5,000	$4.94

	1,275,000			991,250

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and was $.95 and $1.63 for grants in 2001 and 2000, respectively. Fair value determinations were based on expected dividend yields of zero, expected lives of 5 or 10 years, risk free interest rates of 4.49% and 4.99%, and expected volatility of 64.99% and 52.77%, for the years ended December 31, 2001 and 2000, respectively.

401(k) Plan

      The Company initiated an employees’ savings plan under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern and Association Casualty. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution to each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company stock and with a value of approximately $159, $155, and $133 in 2001, 2000, and 1999, respectively. Association Casualty has a comparable savings plan covering substantially all of its employees.

Defined Benefit Pension Plans

      The Company has two defined benefit pension plans covering the employees of American Southern. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes.

      Net periodic pension cost for American Southern’s qualified and non-qualified defined benefit plans for the years ended December 31, 2001, 2000, and 1999 included the following components:

	2001	2000	1999

Service cost	$136	$119	$134
Interest cost	263	239	232
Expected return on plan assets	(192)	(209)	(219)
Net amortization	35	2	(27)

	$242	$151	$120

      The following assumptions were used to measure the projected benefit obligation for the benefit plans at December 31, 2001, 2000, and 1999:

	2001	2000	1999

Discount rate to determine the projected benefit obligation	7.00%	7.00%	8.00%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	8.00%	8.00%	8.00%
Projected annual salary increases	4.50%	4.50%	4.50%

      The following table sets forth the benefit plans’ funded status at December 31, 2001 and 2000:

	2001	2000

Change in Benefit Obligation
Net benefit obligation at beginning of year	$3,792	$2,923
Service cost	136	119
Interest cost	263	239
Actuarial loss (gain)	73	614
Gross benefits paid	(47)	(103)

Net benefit obligation at end of year	$4,217	$3,792

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,485	$2,676
Employer contributions	173	11
Actual return on plan assets	(428)	(99)
Gross benefits paid	(47)	(103)

Fair value of plan assets at end of year	$2,183	$2,485

Funded Status of Plan
Funded status at end of year	$(2,034)	$(1,307)
Unrecognized net actuarial loss	1,382	721
Unrecognized prior service cost	(5)	(4)
Unrecognized net transition obligation	3	5

Net amount recognized at end of year	$(654)	$(585)

	2001	2000

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost	$—	$—
Accrued benefit cost	(654)	(585)
Additional minimum liability	(85)	(116)

Net amount recognized at end of year	$(739)	$(701)

      Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $921, $701, and $0, respectively, as of December 31, 2001 and $905, $653, and $0, respectively, as of December 31, 2000.

Note 11.     Preferred Stock

      The Company has 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding, having a stated value of $100 per share. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable at the option of the Company. As of December 31, 2001 and 2000, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $7,236 and $6,030, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series B Preferred Stock were accrued out of additional paid in capital.

      The Company has 25,000 shares of Series C Preferred Stock (“Series C Preferred Stock”) outstanding, having a stated value of $100 per share. Annual dividends are $9.00 per share and are cumulative. The Series C Preferred Stock is not currently convertible but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series C Preferred Stock would be convertible into an aggregate of approximately 627,000 shares of the common stock at a conversion price of $3.99 per share. The Series C Preferred Stock is redeemable at the option of the Company. The Company paid $225 in dividends to the holders of the Series C Preferred Stock during 2001.

Note 12.     Earnings Per Common Share

      A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	For the Year Ended December 31, 2001

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,597	21,198
Less preferred dividends	(1,431)	—

Net income available to common shareholders	2,166		$.10

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	160

Net income available to common shareholders plus assumed conversions	$2,166	21,358	$.10

	For the Year Ended December 31, 2000

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,632	21,044
Less preferred dividends	(1,206)	—

Net income available to common shareholders	2,426		$.12

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	6

Net income available to common shareholders plus assumed conversions	$2,426	21,050	$.12

	For the Year Ended December 31, 1999

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$10,910	20,030
Less preferred dividends	(1,206)	—

Net income available to common shareholders	9,704	20,030	$.48

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	122
Effect of Series B Preferred Stock	1,206	3,358

Net income available to common shareholders plus assumed conversions	$10,910	23,510	$.46

      Outstanding stock options of 712,500, 804,000, and 748,000 were excluded from the earnings per common share calculation in 2001, 2000 and 1999, respectively, since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred Stock was excluded from the earnings per common share calculation for 2001 and 2000 since its impact was antidilutive.

Note 13.     Statutory Reporting

      The assets, liabilities and results of operations have been reported on the basis of GAAP, which varies from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP are that under SAP: (i) certain assets that are non-admitted assets are eliminated from the balance sheet; (ii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iii) the provision that is made for deferred income taxes is different than under GAAP; (iv) the timing of establishing certain reserves is different than under GAAP; and (v) valuation allowances are established against investments.

      The amount of statutory net income and surplus (shareholders’ equity) for the insurance subsidiaries for the years ended December 31 were as follows:

	2001	2000	1999

Life and Health, net income	$2,948	$2,515	$2,866
Property and Casualty, net income	3,539	2,420	3,909

Statutory net income	$6,487	$4,935	$6,775

Life and Health, surplus	$22,739	$23,726	$26,462
Property and Casualty, surplus	61,922	58,206	62,145

Total surplus	$84,661	$81,932	$88,607

      Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the Insurance Commissioner. The Company received dividends of $7,099 and $6,082 in 2001 and 2000, respectively, from its insurance subsidiaries. In 2002, dividend payments by the insurance subsidiaries in excess of $9,835 would require prior approval.

      In 1999, the NAIC completed a process to codify statutory accounting practices for certain insurance enterprises (“Codification”). The Company adopted Codification on January 1, 2001. The cumulative effect of this accounting change increased statutory surplus by approximately $1,432. The most significant increase to statutory surplus was the recognition of deferred taxes. Codification did not impact the Company’s financial statements prepared in accordance with GAAP.

Note 14.     Related Party and Other Transactions

      In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated parties, the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include leasing of office space, investing and financing. A brief description of each of these is discussed below.

      The Company leases approximately 65,489 square feet of office and covered garage space from an affiliated company. In the years ended December 31, 2001, 2000, and 1999, the Company paid $961, $904 and $898, respectively, under the leases.

      Financing for the Company has been provided through affiliates of the Company or its Chairman, in the form of the Series B Preferred Stock and Series C Preferred Stock. (See note 11).

      The Company made mortgage loans in 1999 to finance properties owned by its subsidiary at the time, Leath Furniture, LLC (“Leath”), which is now owned by an affiliate of the Chairman. At December 31, 2001 and 2000, the balance of mortgage loans owed by Leath to various of the Company’s insurance subsidiaries was $3,421 and $3,538, respectively. For 2001, 2000, and 1999, interest paid by Leath on the mortgage loans totaled $323, $333, and $352, respectively.

      Certain members of management are on the Boards of Directors of Bull Run Corporation (“Bull Run”) and Gray Communications Systems, Inc. (“Gray”). At December 31, 2001 and 2000, the Company owned 1,116,667 and 650,000 common shares of Bull Run, respectively, and 354,060 shares of Gray’s Series A Common Stock and 6,000 shares of Gray’s Series B Common Stock. The Company also owned 350 shares of Gray’s Series A Preferred Stock and 2,000 shares of Bull Run’s Series A Preferred Stock at December 31, 2001. In addition, the Company held $4,010 in Gray’s 10.65% debentures at December 31, 2001 and 2000 that were redeemed in January 2002.

      In 1998, Georgia Casualty began assuming workers’ compensation premiums from Delta Fire & Casualty Insurance Company which is controlled by certain affiliates of the Company. Premiums assumed and commissions paid in 2001 were $1,554 and $212, respectively, and in 2000 were $2,238 and $288, respectively.

      In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with the AAA of Carolinas motor club to market personal automobile insurance to the members of the automobile club. American Southern holds a 50% interest in the joint venture and underwrites the majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $6,084 and $7,200 in 2001 and 2000, respectively.

Note 15.     Segment Information

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than those in the corporate and other segment are from external sources. One account at American Southern, with the State of South Carolina, accounted for approximately $14,054, $17,198, and $15,064 of total revenue in 2001, 2000 and 1999, respectively.

	American	Georgia	Bankers	Association	Corporate	Adjustments
	Southern	Casualty	Fidelity	Casualty	& Other	& Eliminations	Consolidated

As of December 31, 2001
Insurance premiums	$39,023	$25,579	$55,276	$25,711	$—	$—	$145,589
Investment income, including net realized gains	4,630	2,907	4,968	3,462	945	(887)	16,025
Other income	126	29	—	495	6,978	(5,934)	1,694

Total revenue	43,779	28,515	60,244	29,668	7,923	(6,821)	163,308
Insurance benefits and losses incurred	26,069	17,644	39,570	23,613	—	—	106,896
Expenses deferred	(4,502)	(4,876)	(3,393)	(5,404)	—	—	(18,175)
Amortization expense	4,651	5,122	2,478	6,181	140	—	18,572
Other expenses	10,765	8,519	18,219	8,203	12,877	(6,821)	51,762

Total expenses	36,983	26,409	56,874	32,593	13,017	(6,821)	159,055

Income (loss) before income taxes	$6,796	$2,106	$3,370	$(2,925)	$(5,094)	$—	$4,253

Total assets	$110,680	$103,701	$108,604	$90,505	$140,150	$(141,621)	$412,019

	American	Georgia	Bankers	Association	Corporate	Adjustments
	Southern	Casualty	Fidelity	Casualty	& Other	& Eliminations	Consolidated

As of December 31, 2000
Insurance premiums	$37,172	$28,576	$47,639	$20,110	$—	$—	$133,497
Investment income, including net realized gains	5,235	3,445	5,948	2,626	1,103	(883)	17,474
Other income	80	27	—	554	5,774	(5,148)	1,287

Total revenue	42,487	32,048	53,587	23,290	6,877	(6,031)	152,258
Insurance benefits and losses incurred	26,185	22,192	33,452	15,799	—	—	97,628
Expenses deferred	(5,242)	(5,918)	(3,544)	(4,100)	—	—	(18,804)
Amortization expense	5,224	5,699	2,177	4,308	140	—	17,548
Other expenses	10,190	11,159	17,131	7,027	11,654	(6,031)	51,130

Total expenses	36,357	33,132	49,216	23,034	11,794	(6,031)	147,502

Income (loss) before income taxes	$6,130	$(1,084)	$4,371	$256	$(4,917)	$—	$4,756

Total assets	$109,592	$77,237	$103,066	$80,918	$137,334	$(132,370)	$375,777

	American	Georgia	Bankers	Association	Corporate	Adjustments
	Southern	Casualty	Fidelity	Casualty	& Other	& Eliminations	Consolidated

As of December 31, 1999
Insurance premiums	$38,166	$19,403	$41,527	$8,498	$—	$—	$107,594
Investment income, including net realized gains	4,587	3,759	5,984	981	656	(412)	15,555
Other income	173	52	—	365	5,573	(4,991)	1,172

Total revenue	42,926	23,214	47,511	9,844	6,229	(5,403)	124,321
Insurance benefits and losses incurred	26,934	16,535	28,313	6,380	—	—	78,162
Expenses deferred	(5,091)	(4,026)	(3,437)	(1,449)	—	—	(14,003)
Amortization expense	5,429	3,893	2,068	1,852	140	—	13,382
Other expenses	9,318	8,083	16,585	2,760	11,515	(5,403)	42,858

Total expenses	36,590	24,485	43,529	9,543	11,655	(5,403)	120,399

Income (loss) before income taxes	$6,336	$(1,271)	$3,982	$301	$(5,426)	$—	$3,922

Total assets	$99,421	$70,207	$100,702	$73,912	$137,828	$(130,926)	$351,144

Note 16.     Disclosures About Fair Value of Financial Instruments

      The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2001		2000

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$68,846	$68,846	$31,914	$31,914
Bonds	133,470	133,470	159,404	159,404
Common and preferred stocks	54,628	54,628	43,945	43,945
Mortgage loans	3,421	4,126	3,538	4,040
Policy and student loans	2,713	2,713	3,098	3,098
Other invested assets	4,854	4,854	5,862	5,862
Liabilities:
Debt	44,000	44,000	46,500	46,500

      The fair value estimates as of December 31, 2001 and 2000 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

      The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents, including Short-term Investments

      The carrying amount approximates fair value due to the short-term nature of the instruments.

Bonds, Common and Preferred Stocks and Publicly Traded Other Invested Assets

      The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from nationally quoted market prices.

Non-publicly Traded Invested Assets

      The carrying amount approximates fair value.

Mortgage Loans

      The fair values are estimated based on quoted market prices for those or similar investments.

Debt Payable

      The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt having the same or similar returns and remaining maturities.

Note 17.     Reconciliation of Other Comprehensive Income

      The Company’s comprehensive income consists of net income and unrealized gains and losses on securities available for sale, net of applicable income taxes.

      Other than net income, the other components of comprehensive income (loss) for the years ended December 31, 2001, 2000 and 1999 are as follows:

	December 31,

	2001	2000	1999

Gain on the sale of securities included in net income	$1,708	$1,922	$2,831

Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during year	$5,206	$359	$(13,900)
Reclassification adjustment	(1,708)	(1,922)	(2,831)

Net pre-tax unrealized loss recognized in other comprehensive income (loss)	3,498	(1,563)	(16,731)
Fair value adjustment to interest rate swap	(532)	—	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	(1,038)	547	(4,219)

Net unrealized gain (loss) recognized in other comprehensive income (loss)	$1,928	$(1,016)	$(20,950)

Note 18.	Quarterly Financial Information (Unaudited)

      The following table sets forth a summary of the quarterly unaudited results of operations for the two years ended December 31, 2001 and 2000:

	2001				2000

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$40,221	$41,060	$40,540	$41,487	$36,891	$36,845	$38,658	$39,864

Income (loss):
Income (loss) before income tax (provision) benefit	$1,599	$1,029	$1,886	$(261)	$1,726	$1,075	$1,447	$508
Income tax (provision) benefit	(609)	(389)	215	127	(574)	(364)	48	(234)

Net income (loss)	$990	$640	$2,101	$(134)	$1,152	$711	$1,495	$274

Per common share data:
Basic net income (loss) per share	$.03	$.01	$.08	$(.02)	$.04	$.02	$.06	$.00

Diluted net income (loss) per share	$.03	$.01	$.08	$(.02)	$.04	$.02	$.06	$.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

      With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Management”, “Section 16(a) Beneficial Ownership Compliance”, “Executive Compensation”, and “Certain Relationships and Related Transactions” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 7, 2002.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report:

Financial Statement Schedules

I	—	Report of Independent Public Accountants included in report under Item 8.
II	—	Condensed financial information of Registrant for the three years ended December 31, 2001
III	—	Supplementary Insurance Information for the three years ended December 31, 2001
IV	—	Reinsurance for the three years ended December 31, 2001
VI	—	Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 2001

      Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

EXHIBITS

3.1	—	Restated and Amended Articles of Incorporation of the registrant
3.2	—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.01	—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.02	—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10Q for the quarter ended June 30, 1993].
10.03	—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10Q for the quarter ended September 30, 1994].
10.04	—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.05	—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.06	—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].

10.07*	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].
10.08	—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.09	—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.10	—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.11	—	Management Agreement between Registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.12	—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.13	—	Acquisition Agreement by and among Atlantic American Corporation, Association Casualty Insurance Company, Association Risk Management General Agency, Inc. and Harold K. Fischer, dated as of April 21, 1999 [incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K dated July 16, 1999].
10.14	—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].
10.15	—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.16	—	Revolving Credit Facility, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.17	—	First Amendment, dated as of March 24, 2000, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2000].
10.18	—	Second Amendment, dated February 9, 2001, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [Incorporated by reference to Exhibit 10.18 to the registrant’s Form 10K for the year ended December 31, 2000].
10.19	—	Third Amendment, date February 22, 2002 to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A.
10.20	—	Atlantic American Corporation 1992 Incentive Plan [ incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10.21	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
21.1	—	Subsidiaries of the registrant.
23.1	—	Consent of Arthur Andersen LLP, Independent Public Accountants.
99	—	Letter dated March 27, 2002 regarding representations of Arthur Andersen L.L.P.

*	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 14(C) of Form 10-K and Item 601 of Regulation S-K.

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ HILTON H. HOWELL, JR.

Hilton H. Howell, Jr.
President and Chief Executive Officer

Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	March 29, 2002

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	March 29, 2002

/s/ CASEY B. HUDSON Casey B. Hudson	Assistant Vice President and Controller (Principal Accounting Officer)	March 29, 2002

/s/ EDWARD E. ELSON Edward E. Elson	Director	March 29, 2002

/s/ SAMUEL E. HUDGINS Samuel E. Hudgins	Director	March 29, 2002

/s/ D. RAYMOND RIDDLE D. Raymond Riddle	Director	March 29, 2002

/s/ HARRIETT J. ROBINSON Harriett J. Robinson	Director	March 29, 2002

/s/ SCOTT G. THOMPSON Scott G. Thompson	Director	March 29, 2002

/s/ MARK C. WEST Mark C. West	Director	March 29, 2002

/s/ WILLIAM H. WHALEY, M.D. William H. Whaley, M.D.	Director	March 29, 2002

Signature	Title	Date

/s/ DOM H. WYANT Dom H. Wyant	Director	March 29, 2002

/s/ HAROLD K. FISCHER Harold K. Fischer	Director	March 29, 2002

SCHEDULE II

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,

	2001	2000

	(In thousands)
ASSETS
Current assets:
Cash and short-term investments	$517	$—
Investment in insurance subsidiaries	135,026	131,080
Deferred income taxes, net	773	2,318
Income taxes receivable from subsidiaries	2,041	1,209
Other assets	2,462	2,983

	$140,819	$137,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Other payables	$9,293	$7,850

Total current liabilities	9,293	7,850
Long-term debt	44,000	46,500
Shareholders’ equity	87,526	83,240

	$140,819	$137,590

The notes to consolidated financial statements are an integral part of these condensed statements.

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
Revenue
Fees, rentals and interest income from subsidiaries	$5,933	$5,148	$4,980
Distributed earnings from subsidiaries	7,099	6,382	5,706
Other	1,299	1,094	651

Total revenue	14,331	12,624	11,337
General and administrative expenses	9,318	6,991	8,441
Interest expense	3,234	4,408	2,819

	1,779	1,225	77
Income tax benefit(1)	1,606	1,032	8,963

	3,385	2,257	9,040
Equity in undistributed earnings of consolidated subsidiaries, net	212	1,375	1,870

Net income	$3,597	$3,632	$10,910

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

The notes to consolidated financial statements are an integral part of these condensed statements.

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,597	$3,632	$10,910
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains	(118)	(270)	(239)
Depreciation and amortization	631	620	599
Compensation expense related to stock grants	45	51	—
Equity in undistributed earnings of consolidated subsidiaries	(212)	(1,375)	(1,870)
Change in intercompany taxes	(832)	(1,212)	(60)
Deferred income tax benefit	507	1,007	(6,997)
(Decrease) increase in other liabilities	(296)	318	798
Other, net	(46)	(734)	186

Net cash provided by operating activities	3,276	2,037	3,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	—	(47)	—
Acquisition of Association Casualty	(128)	(94)	(24,475)
Capital contribution to Georgia Casualty	—	—	(2,000)
Additions to property and equipment	(803)	(507)	(446)

Net cash used in investing activities	(931)	(648)	(26,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of bank financing	—	—	51,000
Preferred stock dividends to affiliated shareholders	(225)	—	—
Purchase of treasury shares	(11)	(79)	(779)
Repayments of short-term debt	—	—	(2,400)
Retirements and payments of long-term debt	(2,500)	(4,500)	(23,600)
Issuance of preferred stocks	750	1,750	—
Proceeds from exercise of stock options	158	410	273

Net cash (used in) provided by financing activities	(1,828)	(2,419)	24,494

Net increase (decrease) in cash	517	(1,030)	900
Cash at beginning of year	—	1,030	130

Cash at end of year	$517	$—	$1,030

Supplemental disclosure:
Cash paid for interest	$3,394	$4,170	$2,510

Cash paid for income taxes	$100	$166	$131

Issuance of stock to acquire Association Casualty	$—	$—	$8,483

The notes to consolidated financial statements are an integral part of these condensed statements.

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,		Other Policy
	Deferred	Claims and Loss	Unearned	Claims and
Segment	Acquisition Costs	Reserves	Premiums	Benefits Payable

	(In thousands)
December 31, 2001:
Bankers Fidelity	$18,554	$51,932	$3,219	$2,153
American Southern	2,024	46,235	18,598	2,151
Association Casualty	1,799	38,489	11,590	-0-
Georgia Casualty	2,304	51,214	17,618	-0-

	$24,681	$187,870 (1)	$51,025	$4,304

December 31, 2000:
Bankers Fidelity	$17,333	$49,078	$3,221	$2,370
American Southern	1,805	48,340	18,063	2,047
Association Casualty	1,929	31,175	11,854	-0-
Georgia Casualty	2,331	46,733	12,283	-0-

	$23,398	$175,326 (2)	$45,421	$4,417

December 31, 1999:
Bankers Fidelity	$15,644	$46,427	$3,046	$2,120
American Southern	1,401	48,751	12,235	1,795
Association Casualty	1,478	30,000	9,241	288
Georgia Casualty	1,875	41,471	9,771	-0-

	$20,398	$166,649 (3)	$34,293	$4,203

(1)	Includes future policy benefits of $44,355 and losses and claims of $143,515.

(2)	Includes future policy benefits of $42,106 and losses and claims of $133,220.

(3)	Includes future policy benefits of $40,093 and losses and claims of $126,556.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
December 31, 2001:
Bankers Fidelity	$55,276	$4,318	$39,570	$2,173	$15,131	$—
American Southern	39,023	4,590	26,069	4,282	6,632	39,558
Association Casualty	25,711	2,591	23,613	5,534	3,446	30,956
Georgia Casualty	25,579	2,639	17,644	4,903	3,862	25,264
Other	—	3	—	—	6,196	—

	$145,589	$14,141	$106,896	$16,892	$35,267	$95,778

December 31, 2000:
Bankers Fidelity	$47,639	$4,886	$33,452	$1,854	$13,910	$—
American Southern	37,172	5,205	26,185	4,838	5,334	43,040
Association Casualty	20,110	2,510	15,799	3,650	3,585	22,653
Georgia Casualty	28,576	2,710	22,192	5,462	5,478	31,106
Other	—	9	—	—	5,763	—

	$133,497	$15,320	$97,628	$15,804	$34,070	$96,799

December 31, 1999:
Bankers Fidelity	$41,527	$4,676	$28,313	$1,766	$13,450	$—
American Southern	38,166	4,614	26,934	5,068	4,588	38,530
Association Casualty	8,498	1,045	6,380	1,431	1,732	8,524
Georgia Casualty	19,403	2,095	16,535	3,682	4,268	20,870
Other	—	4	—	—	6,252	—

	$107,594	$12,434	$78,162	$11,947	$30,290	$67,924

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded to	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	to Net

	(In thousands)
Year ended December 31, 2001:
Life insurance in force	$305,952	$(29,915)	$—	$276,037

Premiums —
Bankers Fidelity	$54,591	$(72)	$757	$55,276	1.4%
American Southern	24,101	(5,929)	20,851	39,023	53.4%
Association Casualty	28,626	(2,915)	—	25,711	—
Georgia Casualty	29,746	(10,053)	5,886	25,579	23.0%

Total premiums	$137,064	$(18,969)	$27,494	$145,589	18.9%

Year ended December 31, 2000:
Life insurance in force	$293,632	$(27,661)	$—	$265,971

Premiums —
Bankers Fidelity	$46,792	$(73)	$920	$47,639	1.9%
American Southern	21,167	(4,453)	20,458	37,172	55.0%
Association Casualty	22,074	(1,964)	—	20,110	—
Georgia Casualty	29,373	(3,944)	3,147	28,576	11.0%

Total premiums	$119,406	$(10,434)	$24,525	$133,497	18.4%

Year ended December 31, 1999:
Life insurance in force	$281,565	$(26,790)	$—	$254,775

Premiums —
Bankers Fidelity	$41,407	$(934)	$1,054	$41,527	2.5%
American Southern	17,158	(5,384)	26,392	38,166	69.2%
Association Casualty	9,273	(775)	—	8,498	—
Georgia Casualty	23,831	(5,966)	1,538	19,403	7.9%

Total premiums	$91,669	$(13,059)	$28,984	$107,594	26.9%

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment Expenses			Paid
						Incurred Related To		Amortization	Claims
	Deferred				Net			of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written

	(In thousands)
December 31, 2001	$6,127	$135,938	$47,806	$90,313	$9,757	70,250	$(2,774)	$14,719	$66,665	$95,778

December 31, 2000	$6,065	$126,248	$42,200	$85,858	$10,425	$69,839	$(5,604)	$13,950	$58,301	$96,798

December 31, 1999	$4,754	$120,222	$31,247	$66,067	$7,754	$52,119	$(1,941)	$10,181	$47,194	$67,924