Form 10-Q
period 2002-03-31
ATLANTIC AMERICAN CORP
filed 2002-05-15
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

☐    Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service— Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO  ☐

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 9, 2002, was 21,278,809.

ATLANTIC AMERICAN CORPORATION

INDEX

		Page No.

Part I.	Financial Information
Item 1.	Financial Statements:
	Consolidated Balance Sheets - March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001	3
	Consolidated Statements of Shareholders’ Equity - Three months ended March 31, 2002 and 2001	4
	Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Part II.	Other Information
Item 6.	Exhibits and reports on Form 8-K	18
Signature		19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share and per share data)

ASSETS

	March 31,	December 31,
	2002	2001

Cash, including short-term investments of $19,093 and $39,151	$42,343	$68,846

Investments:
Bonds (cost: $152,063 and $132,242)	149,834	133,470
Common and preferred stocks (cost: $42,333 and $41,658)	58,770	54,628
Other invested assets (cost: $5,460 and $5,062)	5,254	4,854
Mortgage loans	3,390	3,421
Policy and student loans	2,650	2,713
Real estate	46	46

Total investments	219,944	199,132

Receivables:
Reinsurance	53,573	48,946
Other (net of allowance for bad debts: $1,190 and $1,119)	40,629	39,055
Deferred income taxes, net	1,555	2,294
Deferred acquisition costs	25,538	24,681
Other assets	10,240	10,241
Goodwill (Note 2)	3,005	18,824

Total assets	$396,827	$412,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policy funds:
Future policy benefits	$44,925	$44,355
Unearned premiums	49,653	51,025
Losses and claims	146,450	143,515
Other policy liabilities	4,118	4,304

Total policy liabilities	245,146	243,199
Accounts payable and accrued expenses	34,700	37,294
Debt payable	44,000	44,000

Total liabilities	323,846	324,493

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2002 and 2001 and 21,258,595 outstanding in 2002 and 21,245,711 shares outstanding in 2001	21,412	21,412
Additional paid-in capital	56,255	56,606
Retained earnings (accumulated deficit)	(13,241)	1,097
Accumulated other comprehensive income	8,836	8,748
Treasury stock, at cost, 153,543 shares in 2002 and 166,427 shares in 2001	(440)	(496)

Total shareholders’ equity	72,981	87,526

Total liabilities and shareholders’ equity	$396,827	$412,019

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	March 31,

(Unaudited; In thousands, except per share data)	2002	2001

Revenue:
Insurance premiums	$36,136	$35,850
Investment income	3,372	3,768
Realized investment gains, net	131	154
Other income	430	449

Total revenue	40,069	40,221

Benefits and expenses:
Insurance benefits and losses incurred	25,616	25,552
Commissions and underwriting expenses	8,754	9,443
Interest expense	606	954
Other	2,829	2,673

Total benefits and expenses	37,805	38,622

Income before income tax expense and cumulative effect of change in accounting principle	2,264	1,599
Income tax expense	759	609

Income before cumulative effect of change in accounting principle	1,505	990
Cumulative effect of change in accounting principle (Note 2)	(15,816)	—

Net income (loss) before preferred stock dividends	(14,311)	990
Preferred stock dividends	(358)	(358)

Net income (loss) applicable to common stock	$(14,669)	$632

Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.05	$.03
Cumulative effect of change in accounting principle	(.74)	—

Net income (loss)	$(.69)	$.03

Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.05	$.03
Cumulative effect of change in accounting principle	(.73)	—

Net income (loss)	$(.68)	$.03

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Amounts in thousands)

					Net
				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-in	(Accumulated	Comprehensive	Treasury
Three Months Ended March 31, 2002	Stock	Stock	Capital	Deficit)	Income	Stock	Total

Balance, December 31, 2001	$159	$21,412	$56,606	$1,097	$8,748	$(496)	$87,526
Comprehensive income:
Net loss				(14,311)			(14,311)
Increase in unrealized investment gains					13		13
Deferred income tax attributable to other comprehensive income					(48)		(48)
Fair value adjustment to interest rate swap					123		123

Total comprehensive income							(14,223)

Dividends accrued on preferred stock			(358)				(358)
Compensation expense related to stock grants			7				7
Issuance of shares for employee benefit plans and stock options				(27)		56	29

Balance, March 31, 2002	$159	$21,412	$56,255	$(13,241)	$8,836	$(440)	$72,981

Three Months Ended March 31, 2001
Balance, December 31, 2000	$159	$21,412	$56,997	$(1,248)	$6,820	$(900)	$83,240
Comprehensive income:
Net income				990			990
Increase in unrealized investment gains					4,091		4,091
Deferred income tax attributable to other comprehensive income					(1,432)		(1,432)
Fair value adjustment to interest rate swap					(34)		(34)

Total comprehensive income							3,615

Dividends accrued on preferred stock			(358)				(358)
Compensation expense related to stock grants			11				11
Purchase of shares for treasury						(3)	(3)
Issuance of shares for employee benefit plans and stock options				(44)		71	27

Balance, March 31, 2001	$159	$21,412	$56,650	$(302)	$9,445	$(832)	$86,532

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,311)	$990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	15,816	—
Amortization of deferred acquisition costs	4,067	4,712
Acquisition costs deferred	(4,925)	(4,468)
Realized investment gains	(131)	(154)
Increase in insurance reserves	1,947	(210)
Compensation expense related to stock grants	7	11
Depreciation and amortization	245	409
Deferred income tax expense	691	578
(Increase) decrease in receivables, net	(6,201)	894
(Decrease) increase in other liabilities	(4,770)	1,387
Other, net	(243)	(3,143)

Net cash (used) provided by operating activities	(7,808)	1,006

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured	18,735	16,885
Investments purchased	(37,361)	(27,306)
Additions to property and equipment	(42)	(262)
Acquisition of Association Casualty	—	(40)

Net cash used by investing activities	(18,668)	(10,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/ benefit plans	29	27
Purchase of treasury shares	—	(3)
Preferred stock dividends	(56)	—
Proceeds from the issuance of Series C Preferred Stock	—	750

Net cash (used) provided by financing activities	(27)	774

Net decrease in cash and cash equivalents	(26,503)	(8,943)
Cash and cash equivalents at beginning of period	68,846	31,914

Cash and cash equivalents at end of period	$42,343	$22,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$626	$1,263

Cash paid for income taxes	$23	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(Unaudited; In thousands)

Note 1.    Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2.    Impact of recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other tangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their remaining useful lives. The Company completed the transitional goodwill impairment test required by SFAS No. 142 in the first quarter of 2002. The impact of adopting SFAS No. 142 resulted in an impairment loss of $15,816. The impairment loss was reflected as a cumulative effect of change in accounting principle in the company’s results of operations.

The following table compares net income per share for 2001, as adjusted for the adoption of SFAS No. 142.

	Three months ended
	March 31,

	2002	2001

Net income (loss)	$(14,311)	$990
Add back: Impairment loss	15,816	—
Add back: Goodwill amortization	—	199

Adjusted net income	$1,505	$1,189

Adjusted income per common share (basic and diluted)	$.05	$.04

Note 3.    Segment Information

The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company’s revenue and pretax income (loss) for the three months ended March 31, 2002 and 2001.

     Revenues

	Three Months Ended
	March 31,

	2002	2001

American Southern	$10,373	$11,296
Association Casualty	6,904	6,840
Georgia Casualty	6,535	7,111
Bankers Fidelity	15,928	14,645
Corporate and Other	1,917	1,850
Adjustments and eliminations	(1,588)	(1,521)

Consolidated results	$40,069	$40,221

Income (loss) before income tax	Three Months Ended
provision	March 31,

	2002	2001

American Southern	$1,343	$1,290
Association Casualty	1,032	245
Georgia Casualty	123	636
Bankers Fidelity	925	831
Corporate and Other	(1,159)	(1,403)

Consolidated results	$2,264	$1,599

Note 4.    Credit Arrangements

At March 31, 2002, the Company was a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”) that provided for borrowings up to $30,000. The interest rate on the borrowings under the facility was based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.50% at March 31, 2002. Interest on the revolving credit facility was payable quarterly. The credit facility provided for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

The Company also had outstanding, at March 31, 2002, $25,000 of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximates 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not secured. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at March 31, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

The Company was required, under both the credit facility agreement and the Bonds, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at March 31, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan. On April 2, 2002, the Company converted the $30,000 revolving credit facility into a $44,000 term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature on June 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at April 2, 2002. The Company must repay the principal of the Term Loan in two annual installments of $2,000 on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

Note 5.    Derivative Financial Instruments

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

The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at March 31, 2002, as follows:

			Carrying
	Notional	Fair	Value
	Amount	Value	(Liability)

Interest rate swap agreement	$15,000	$(410)	$(410)

Note 6.    Reconciliation of Other Comprehensive Income

	Three Months Ended
	March 31,

	2002	2001

Gain on sale of securities included in net income	$131	$154

Other comprehensive income:
Net pre-tax unrealized gain arising during year	$144	$4,245
Reclassification adjustment	(131)	(154)

Net pre-tax unrealized gain recognized in other comprehensive income	13	4,091
Fair value adjustment to interest rate swap	123	(34)
Deferred income tax attributable to other comprehensive income	(48)	(1,432)

Other comprehensive income	$88	$2,625

Note 7.    Earnings per common share

A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended
	March 31, 2002

			Per share
(In thousands, except per share data)	Income	Shares	amount

Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$1,505	21,251
Less preferred stock dividends	(358)

Income before cumulative effect of change in accounting principle available to common shareholders	1,147	21,251	.05
Cumulative effect of change in accounting principle	(15,816)	21,251	(.74)

Net loss available to common shareholders	$(14,669)	21,251	$(.69)

Diluted Earnings (Loss) Per Common Share:
Effect of dilutive stock options		251
Income before cumulative effect of change in accounting principle available to common shareholders	1,147	21,502	.05
Cumulative effect of change in accounting principle	(15,816)	21,502	(.73)

Net loss available to common shareholders	$(14,669)	21,502	$(.68)

Note 7.    Earnings per common share (continued)

	Three Months Ended
	March 31, 2001
			Per share
(In thousands, except per share data)	Income	Shares	amount

Basic Earnings Per Common Share:
Net Income	$990	21,164
Less preferred stock dividends	(358)

Net income available to common shareholders	$632	21,164	.03

Diluted Earnings Per Common Share:
Effect of dilutive stock options		—
Net income available to common shareholders	$632	21,164	.03

Outstanding stock options of 687,000 for the three months ended March 31, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 753,000 for the three months ended March 31, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred Stock was excluded from the earnings per common share calculation for 2002 and 2001 since its impact was antidilutive.

Note 8.    Commitments and Contingencies

During 2000, the Company’s subsidiary American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, it may have a material impact on the future results of operations of the Company.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the company had a net loss of $14.3 million, or $0.69 per share, during the first quarter of 2002 compared to net income of $990,000, or $0.03 per diluted share, for the first quarter of 2001. The net loss was due to a non-cash charge of $15.8 million to reflect a change in accounting for goodwill and intangible assets. Pre-tax income before realized gains and excluding charges related to accounting for goodwill, increased 47.6% to $2.1 million primarily due to better underwriting results in Association Casualty. Premium revenue for the quarter of $36.1 million increased slightly over the first quarter of 2001.

The Company’s casualty operations, referred to as the Casualty Division, are comprised of its subsidiaries American Southern Insurance Company and American Safety Insurance Company (collectively known as American Southern), Association Casualty Insurance Company and its affiliated agency Association Risk Management General Agency, Inc. (collectively referred to as Association Casualty), and Georgia Casualty & Surety Company. The Company’s life and health operations, referred to as the Life and Health Division, are comprised of the operations of Bankers Fidelity Life Insurance Company.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Gross written premiums	$5,079	$5,549
Ceded premiums	(1,488)	(1,162)

Net written premiums	$3,591	$4,387

Net earned premiums	$9,304	$10,062

Gross written premiums at American Southern decreased 8.5% or $0.5 million for the quarter. The decrease in premiums is primarily attributable to the loss of one of the company’s state contracts which contributed $1.5 million in written premiums during the first quarter of 2001. Ceded premiums increased 28.1%, or $0.3 million during the first quarter of 2002 due to the inclusion of that particular contract in the first quarter of 2001, which was not subject to reinsurance. In addition, the rates charged by reinsurance companies for the quarter increased over the first quarter of 2001.

Net earned premiums decreased by 7.5% or $0.8 million during the first quarter of 2002. The quarter to date decline in earned premiums is primarily attributable to the loss of one of the company’s state contracts discussed previously.

The following is American Southern’s earned premium by line of business for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Commercial automobile	$6,859	$7,802
Private passenger auto	808	692
General liability	789	760
Property	832	795
Other	16	13

	$9,304	$10,062

American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, is to remain in effect pending appeal. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, an adverse outcome may have a material adverse affect on the company’s financial position or results of operations. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, the company is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from non-renewals of accounts.

The following sets forth the loss and expense ratios of American Southern for the first quarter of 2002 and for the comparable period in 2001:

	Three months ended
	March 31,

	2002	2001

Loss ratio	71.8%	71.1%
Expense ratio	25.3%	27.9	%(1)

Combined ratio	97.1%	99.0%

(1)  Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio increased slightly to 71.8% in the first quarter of 2002 from 71.1% in the first quarter of 2001. The expense ratio for the quarter decreased to 25.3% compared to 27.9% in the first quarter of 2001. The decrease in the expense ratio for the quarter is a function of American Southern’s profit sharing arrangements that compensate the company’s agents based upon the profitability of the business they write.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as “Association Casualty”) are presented for the first quarter of 2002 and the comparable period in 2001.

The following is a summary of Association Casualty’s premiums for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Gross written premiums	$7,730	$10,481
Ceded premiums	(1,091)	(953)

Net written premiums	$6,639	$9,528

Net earned premiums	$6,296	$6,056

Gross written premiums at Association Casualty decreased $2.8 million, or 26.2%, during the first quarter of 2002. The primary reason for the decline in written premiums was the non-renewal of non-profitable classes of business. During the quarter, approximately $2.2 million in gross written premiums were non-renewed as a result of these initiatives. Additionally, during the fourth quarter of 2000, the company began recognizing written premiums on an annualized basis instead of using the installment method. Policies that had effective dates prior to the fourth quarter of 2000, were recorded monthly for installments until all such policies expired in 2001. The increase in gross written premiums during the first quarter of 2001 that resulted due to the change in the method of recording premiums also contributed to the decrease in written premiums in the first quarter of 2002. The impact to earned premiums during the first quarter of 2001 resulting from the change in the method of recording premiums was not significant. Association Casualty continues to increase rates on renewal business in addition to diversifying into commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums for the quarter increased $0.1 million, or 14.5%, primarily as a result of the change in Association Casualty’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company has become a complete commercial lines carrier. Association Casualty had net earned premiums for the quarter of $6.3 million, of which 81% was workers’ compensation business compared to 94% during the same period for 2001. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased slightly primarily due to the higher reinsurance costs associated with these new lines of business.

The following sets forth the loss and expense ratios for Association Casualty for the first quarter of 2002 and the comparable period in 2001:

	Three months ended
	March 31,

	2002	2001

Loss ratio	65.3%	74.2%
Expense ratio	27.9%	29.6	%(1)

Combined ratio	93.2%	103.8%

(1) Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio decreased from 74.2% in the first quarter of 2001 to 65.3% in the first quarter of 2002. The primary reason for the decline is attributable to the benefits of significant premium rate increases, that began during the second half of 2000, in addition to the company non-renewing its non-profitable classes of business as discussed previously.

The expense ratio in the first quarter of 2002 decreased to 27.9% from 29.6% in the first quarter of 2001 primarily as a result of the increase in earned premiums and only a moderate increase in fixed expenses.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Gross written premiums	$13,352	$9,432
Ceded premiums	(4,231)	(3,886)

Net written premiums	$9,121	$5,546

Net earned premiums	$5,805	$6,373

Gross written premiums at Georgia Casualty increased $3.9 million or 41.6% during the first quarter of 2002 as compared to the same period in 2001. The increase in premiums for the quarter is primarily attributable to significant rate increases on renewal business in addition to new business produced by existing agents.

Ceded premiums for the quarter increased $0.3 million or 8.9%. The increase in ceded premiums is primarily due to the company increasing its reinsurance coverage as well as an overall increase in the rates charged by reinsurance companies. The 40% quota share reinsurance agreement that the company put into place in the first quarter of 2001 to allow for premium growth and surplus protection, was reduced to a 30% quota share during the first quarter of 2002.

The following is Georgia Casualty’s earned premium by line of business for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Workers’ compensation	$2,046	$2,910
General Liability	287	664
Commercial multi-peril	2,047	1,517
Commercial automobile	1,425	1,282

	$5,805	$6,373

Net earned premiums declined $0.6 million or 8.9% during the quarter primarily due to a significant return premium on a cancelled contract of approximately $0.3 million, in addition to an increase in ceded earned premiums under the quota share reinsurance agreement. While the cession for the quota share has been reduced from 40% in 2001 to 30% in 2002, the bulk of the premiums ceded under this agreement during 2001 will be earned in 2002. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers’ compensation, repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is spreading its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

The following sets forth Georgia Casualty’s loss and expense ratios for the first quarter of 2002 and the comparable period in 2001:

	Three months ended
	March 31,

	2002	2001

Loss ratio	72.8%	67.4%
Expense ratio	37.6%	34.2%

Combined ratio	110.4%	101.6%

The loss ratio for the first quarter of 2002 increased to 72.8% from 67.4% for the first quarter of 2001. The increase in the loss ratio is primarily attributable to two large fire losses exceeding Georgia Casualty’s retention. Also contributing to the increase in the loss ratio was the decline in earned premiums.

The expense ratio increased to 37.6% in the first quarter of 2002 from 34.2% in the first quarter of 2001 primarily as a result of a decrease in the ceding commission the company is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement during the first quarter of 2002. In addition, the decline in earned premiums also contributed to the increase in the expense ratio for the quarter.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Medicare supplement	$10,438	$9,185
Other health	743	718
Life	3,550	3,455

Total	$14,731	$13,358

Premium revenue at Bankers Fidelity increased $1.4 million or 10.3% during the first quarter of 2002. The most significant increase in premium arose in the Medicare supplement line of business, which increased 13.6% for the quarter. Bankers Fidelity has continued to expand its market presence throughout the Southeast, Mid-Atlantic Region, especially in Pennsylvania, and in the Western Region. During the first quarter of 2002, the company added additional Medicare supplemental premium for Pennsylvania of approximately $0.6 million as compared to the first quarter in 2001. In addition, during 2001 and 2002 Bankers Fidelity implemented rate increases on the Medicare supplemental product, in some cases up to 30%, which are reflected in the current year increases for premium revenues.

The following summarizes Bankers Fidelity’s operating expenses for the first quarter of 2002 and the comparable period in 2001 (in thousands):

	Three months ended
	March 31,

	2002	2001

Benefits and losses	$10,596	$9,607
Commission and other expenses	4,407	4,204

Total expenses	$15,003	$13,811

The increase in both “benefits and losses” and “commission and other expenses” is primarily attributable to the increase in new business. Benefits and losses are up 10.3% for the quarter. As a percentage of premiums, benefits and losses were 71.9% for the first quarter compared to 71.9% in the first quarter of 2001. The company continues to implement rate increases on the Medicare supplement line of business to help to mitigate the impact of higher medical costs.

The company has been successful in keeping operating costs lower, while continuing to add new business. As a percentage of premiums, these expenses were 29.9% for the first quarter of 2002 compared to 31.5% in the first quarter of 2001.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the quarter of $3.4 million decreased $0.4 million, or 10.5%, from the first quarter of 2001. The decrease in investment income is primarily attributable to falling interest rates. During 2001, the decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities to be redeemed by the issuers prior to maturity. The proceeds received from the early redemption of these fixed income securities was reinvested at a lower yield, and, as a result, investment income decreased during the quarter.

The Company recognized a $0.1 million realized gain for the first quarter of 2002 compared to a $0.2 million realized gain in the first quarter of 2001. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the first quarter decreased 36.5% to $0.6 million compared to the same period in 2001. As of March 31, 2002, total debt was $44.0 million down from $46.5 million in the first quarter of 2001. In addition, the base interest rate in the first quarter of 2002, which is LIBOR, decreased from prevailing LIBOR rates for the same period in 2001. As of March 31, 2002, the interest rate on a portion of the revolver and the Bonds was variable and tied to LIBOR. The reduction in outstanding debt, along with decreasing interest rates, accounts for the decrease in interest expense during the first quarter for 2002.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.5 million, or 4.4%, for the quarter primarily due to a decline in agents’ commissions at American Southern. The majority of American Southern’s business is structured in such a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease. On a consolidated basis, as a percentage of earned premiums, other expenses declined to 32.1% in the first quarter of 2002 from 33.8% in the first quarter of 2001.

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

The Company’s insurance subsidiaries reported a combined statutory income of $1.9 million for the first three months of 2002 compared to statutory net income of $2.3 million for the first three months of 2001. The reasons for the decrease in statutory earnings in the first three months of 2002 are the same as those discussed in “Results of Operations” above. Statutory results are further impacted by the recognition of 100% of the costs of acquiring business. In a growth environment this can cause statutory results to appear deflated. Statutory results differ from the results of operations under generally accepted accounting principles (“GAAP”) for the Casualty Division due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At March 31, 2002, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $7.5 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock, and are redeemable at the Company’s option. The Series C Stock is not currently convertible. The Company paid $0.1 million in dividends to the holders of the Series C Preferred Stock during the first quarter of 2002.

At March 31, 2002, the Company was a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), that provided for borrowings up to $30.0 million. The interest rate on the borrowings under the facility was based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.50% at March 31, 2002. Interest on the revolving credit facility was payable quarterly. The credit facility provides for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

The Company also had outstanding, at March 31, 2002, $25.0 million of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximates 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gives the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not secured. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at March 31, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

The Company was required, under the credit facility agreement and the Bonds, to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at March 31, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan. On April 2, 2002, the Company converted the $30.0 million revolving credit facility into a $44.0 million term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature June 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at April 2, 2002. The Company must repay the principal of the Term Loan in two annual installments of $2.0 million on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

The Company intends to repay its obligations under the Term Loan using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2002 increased over the first quarter of 2001. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $29 million at March 31, 2002.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2002, Georgia Casualty had $16.9 million statutory surplus, American Southern had $32.4 million of statutory surplus, Association Casualty had $14.8 million of statutory surplus, and Bankers Fidelity had $22.5 million of statutory surplus.

Net cash used by operating activities was $7.8 million in the first three months of 2002 compared to net cash provided by operating activities of $1.0 million in the first three months of 2001. The decrease in operating cash flows during the quarter are primarily due to an increase in paid claims and expenses, a decrease in premiums collected, in addition to a decrease in net funds held under reinsurance treaties. Cash and short-term investments decreased from $68.8 million at December 31, 2001, to $42.3 million at March 31, 2002, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $219.9 million due to the shift from short-term investments.

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

Critical Accounting Policies

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

Reinsurance receivables are amounts due from reinsurers and comprise 14% of the Company’s total assets at March 31, 2002. Allowances for uncollectible amounts are established against reinsurance receivables owed to the Company under reinsurance contracts, if appropriate. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company.

Deferred income taxes comprise less than 1% of the Company’s total assets at March 31, 2002. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

Deferred acquisition costs comprise 6% of the Company’s total assets at March 31, 2002. Deferred acquisition costs are commissions, allowances, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

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

Unpaid claims and claim adjustment expenses comprise 45% of the Company’s total liabilities at March 31, 2002. This obligation includes estimates for both reported claims not yet paid, and claims incurred but not yet reported. Unpaid claims and claim adjustment expense reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss, along with anticipated future development. Inflation and other factors which may affect claims payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results. Estimates of incurred but not reported claims is based on past experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses could require adjustment.

Future policy benefits comprise 14% of the Company’s total liabilities at March 31, 2002. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability could require adjustment.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There were no material changes to the Company’s market risks since December 31, 2001.

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2001 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II.    OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)	No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION

(Registrant)

Date: May 15, 2002	By:	/s/ Hilton H. Howell, Jr.

Hilton H. Howell, Jr.
President and CEO