Form 10-Q
period 2002-06-30
ATLANTIC AMERICAN CORP
filed 2002-08-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| ___ NO |_|

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 2, 2002, was 21,344,531.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share and per share data)
ASSETS
	June 30, 2002	December 31, 2001
Cash, including short-term investments of $8,442 and $39,151	$ 44,008	$ 68,846
Investments:
Bonds (cost: $158,311 and $132,242)	160,584	133,470
Common and preferred stocks (cost: $42,233 and $41,658)	59,777	54,628
Other invested assets (cost: $5,498 and $5,062)	5,276	4,854
Mortgage loans	3,358	3,421
Policy and student loans	2,333	2,713
Real estate	46	46
Total investments	231,374	199,132
Receivables:
Reinsurance	53,752	48,946
Other (net of allowance for bad debts: $1,192 and $1,119)	55,247	39,055
Deferred income taxes, net	-	2,294
Deferred acquisition costs	26,679	24,681
Other assets	10,360	10,241
Goodwill (Note 2)	3,008	18,824
Total assets	$ 424,428	$ 412,019

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 45,611	$ 44,355
Unearned premiums	64,701	51,025
Losses and claims	147,229	143,515
Other policy liabilities	4,580	4,304
Total policy liabilities	262,121	243,199
Deferred income taxes, net	662	-
Accounts payable and accrued expenses	40,537	37,294
Debt payable	44,000	44,000
Total liabilities	347,320	324,493

Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2002 and 2001 and 21,295,451 outstanding in 2002 and 21,245,711 shares outstanding in 2001	21,412	21,412
Additional paid-in capital	55,909	56,606
Retained earnings (accumulated deficit)	(12,359)	1,097
Accumulated other comprehensive income	12,292	8,748
Treasury stock, at cost, 116,687 shares in 2002 and 166,427 shares in 2001	(305)	(496)
Total shareholders' equity	77,108	87,526
Total liabilities and shareholders' equity	$ 424,428	$ 412,019

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited; In thousands, except per share data)	2002	2001	2002	2001
Revenue:
Insurance premiums	$ 39,396	$ 36,005	$ 75,532	$ 71,855
Investment income	3,539	3,809	6,911	7,577
Realized investment gains (losses), net	(29)	994	102	1,148
Other income	173	252	603	701
Total revenue	43,079	41,060	83,148	81,281
Benefits and expenses:
Insurance benefits and losses incurred	27,891	28,041	53,507	53,593
Commissions and underwriting expenses	10,346	8,294	19,100	17,737
Interest expense	643	869	1,249	1,823
Other	2,778	2,827	5,607	5,500
Total benefits and expenses	41,658	40,031	79,463	78,653
Income before income tax expense and cumulative effect of change in accounting principle	1,421	1,029	3,685	2,628
Income tax expense	479	389	1,238	998
Income before cumulative effect of change in accounting principle	942	640	2,447	1,630
Cumulative effect of change in accounting principle (Note 2)	-	-	(15,816)	-
Net income (loss)	942	640	(13,369)	1,630
Preferred stock dividends	(357)	(357)	(715)	(715)
Net income (loss) applicable to common stock	$ 585	$ 283	$ (14,084)	$ 915
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$ .03	$ .01	$ .08	$ .04
Cumulative effect of change in accounting principle	-	-	(.74)	-
Net income (loss)	$ .03	$ .01	$ (.66)	$ .04
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$ .03	$ .01	$ .08	$ .04
Cumulative effect of change in accounting principle	-	-	(.73)	-
Net income (loss)	$ .03	$ .01	$ (.65)	$ .04

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; Amounts in thousands)

Six Months Ended June 30, 2002	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Balance, December 31, 2001	$ 159	$ 21,412	$ 56,606	$ 1,097
Comprehensive income:
Net loss				(13,369)
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive income

Dividends accrued on preferred stock			(715)
Compensation expense related to stock grants			18
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(87)
Balance, June 30, 2002	$ 159	$ 21,412	$ 55,909	$ (12,359)

Six Months Ended June 30, 2002	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$ 8,748	$ (496)	$ 87,526
Comprehensive income:
Net loss			(13,369)
Increase in unrealized investment gains	5,605		5,605
Fair value adjustment to interest rate swap	(152)		(152)
Deferred income tax attributable to other comprehensive income	(1,909)		(1,909)
Total comprehensive income			(9,825)

Dividends accrued on preferred stock			(715)
Compensation expense related to stock grants			18
Purchase of shares for treasury		(1)	(1)
Issuance of shares for employee benefit plans and stock options		192	105
Balance, June 30, 2002	$ 12,292	$ (305)	$ 77,108

Six Months Ended June 30, 2001	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Balance, December 31, 2000	$ 159	$ 21,412	$ 56,997	$ (1,248)
Comprehensive income:
Net income				1,630
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive income

Dividends accrued on preferred stock			(437)	(278)
Compensation expense related to stock grants			24
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(104)
Balance, June 30, 2001	$ 159	$ 21,412	$ 56,584	$ -

Six Months Ended June 30, 2001	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2000	$ 6,820	$ (900)	$ 83,240
Comprehensive income:
Net income			1,630
Increase in unrealized investment gains	5,168		5,168
Fair value adjustment to interest rate swap	21		21
Deferred income tax attributable to other comprehensive income	(1,816)		(1,816)
Total comprehensive income			(5,003)

Dividends accrued on preferred stock			(715)
Compensation expense related to stock grants			24
Purchase of shares for treasury		(8)	(8)
Issuance of shares for employee benefit plans and stock options		173	69
Balance, June 30, 2001	$ 10,193	$ (735)	$ 87,613

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2001
(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (13,369)	$ 1,630
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Cumulative effect of change in accounting principle	15,816	-
Amortization of deferred acquisition costs	8,724	9,029
Acquisition costs deferred	(10,722)	(10,076)
Realized investment gains	(102)	(1,148)
Increase in insurance reserves	18,922	18,348
Compensation expense related to stock grants	18	24
Depreciation and amortization	483	828
Deferred income tax expense	1,047	916
Increase in receivables, net	(20,998)	(15,776)
(Decrease) increase in other liabilities	(569)	3,496
Other, net	(521)	(4,461)
Net cash (used) provided by operating activities	(1,271)	2,810

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	35,363	40,977
Investments purchased	(58,742)	(51,393)
Additions to property and equipment	(144)	(420)
Acquisition of Association Casualty	-	(40)
Net cash used by investing activities	(23,523)	(10,876)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13	-
Purchase of treasury shares	(1)	(8)
Preferred stock dividends	(56)	-
Proceeds from the issuance of Series C Preferred Stock	-	750
Repayments of debt	-	(1,500)
Net cash used by financing activities	(44)	(758)
Net decrease in cash and cash equivalents	(24,838)	(8,824)
Cash and cash equivalents at beginning of period	68,846	31,914
Cash and cash equivalents at end of period	$ 44,008	$ 23,090
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 998	$ 1,916
Cash paid for income taxes	$ 113	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
 (Unaudited; In thousands)

Note 1.  Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2.  Impact of recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other tangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their remaining useful lives. The Company completed the transitional goodwill impairment test required by SFAS No. 142 in the first quarter of 2002. The impact of adopting SFAS No. 142 resulted in an impairment loss of $15,816 in the casualty division. The impairment loss was reflected as a cumulative effect of change in accounting principle in the company’s first quarter results of operations.

The following table compares net income per share for 2001, as adjusted for the adoption of SFAS No. 142.

	Three Months Ended June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Net income (loss)	$ 942	$ 640	$ (13,369)	$ 1,630
Add back: Impairment loss	-	-	15,816	-
Add back: Goodwill amortization	-	198	-	397
Adjusted net income	$ 942	$ 838	$ 2,447	$ 2,027
Adjusted net income per common share (basic and diluted)	$ .03	$ .02	$ .08	$ .06

Note 3.  Segment Information

The Company has four principal insurance subsidiaries that each focus on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company’s revenue and pretax income (loss) for the three months and six months ended June 30, 2002 and 2001.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
American Southern	$ 11,855	$ 10,691	$ 22,228	$ 21,987
Association Casualty	6,726	7,478	13,630	14,318
Georgia Casualty	8,497	7,474	15,032	14,585
Bankers Fidelity	15,858	15,214	31,786	29,859
Corporate and Other	1,883	1,982	3,800	3,832
Adjustments and eliminations	(1,740)	(1,779)	(3,328)	(3,300)
Total Revenue	43,079	41,060	83,148	81,281
Realized investment
(gains) losses, net	29	(994)	(102)	(1,148)
Operating Revenue	$ 43,108	$ 40,066	$ 83,046	$ 80,133

Income (loss) before income tax expense and cumulative effect of change in accounting principle	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
American Southern	$ 1,463	$ 1,635	$ 2,806	$ 2,925
Association Casualty	(142)	(596)	890	(145)
Georgia Casualty	643	595	766	1,231
Bankers Fidelity	816	869	1,741	1,700
Corporate and Other	(1,359)	(1,474)	(2,518)	(3,083)
Consolidated results	$ 1,421	$ 1,029	$ 3,685	$ 2,628

Note 4.  Credit Arrangements

At April 1, 2002, the Company was a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”) that provided for borrowings up to $30,000. The interest rate on the borrowings under the facility was based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.50% at April 1, 2002. Interest on the revolving credit facility was payable quarterly. The credit facility provided for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

The Company also had outstanding, at April 1, 2002, $25,000 of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gave the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not secured. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at April 1, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan on April 2, 2002.  On that date, the Company converted the $30,000 revolving credit facility into a $44,000 term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature on June 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at June 30, 2002. Interest on the Term Loan is payable quarterly. The Company must repay the principal of the Term Loan in two annual installments of $2,000 on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

The Company is required under the Term Loan to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at June 30, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

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

The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at June 30, 2002, as follows:

	Notional Amount	Fair Value	Carrying Value (Liability)
Interest rate swap agreement	$ 15,000	$ (685)	$ (685)

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2002	2001	2002	2001
Gain (loss) on sale of securities included in net income	$ (29)	$ 994	$ 102	$ 1,148
Other comprehensive income:
Net pre-tax unrealized gain arising during year	5,563	2,071	5,707	6,316
Reclassification adjustment	29	(994)	(102)	(1,148)
Net pre-tax unrealized gain recognized in other comprehensive income	5,592	1,077	5,605	5,168
Fair value adjustment to interest rate swap	(275)	55	(152)	21
Deferred income tax attributable to other comprehensive income	(1,861)	(384)	(1,909)	(1,816)
Other comprehensive income	$ 3,456	$ 748	$ 3,544	$ 3,373

Note 7. Earnings per common share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended June 30, 2002
(In thousands, except per share data)	Income	Shares	Per share amount
Basic Earnings Per Common Share:
Net Income	$ 942	21,282
Less preferred stock dividends	(357)
Net income available to common shareholders	$ 585	21,282	$ .03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		269
Net income available to common shareholders	$ 585	21,551	$ .03

	Three Months Ended June 30, 2001
(In thousands, except per share data)	Income	Shares	Per share amount
Basic Earnings Per Common Share:
Net Income	$ 640	21,186
Less preferred stock dividends	(357)
Net income available to common shareholders	$ 283	21,186	$ ..01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		-
Net income available to common shareholders	$ 283	21,186	$ .01

Note 7. Earnings per common share (continued)

	Six Months Ended June 30, 2002
(In thousands, except per share data)	Income	Shares	Per share amount
Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$ 2,447	21,267
Less preferred stock dividends	(715)
Income before cumulative effect of change in accounting principle available to common shareholders	1,732	21,267.08
Cumulative effect of change in accounting principle	(15,816)	21,267	(.74)
Net loss available to common shareholders	$ (14,084)	21,267	$ (.66)
Diluted Earnings (Loss) Per Common Share:
Effect of dilutive stock options		258
Income before cumulative effect of change in accounting principle available to common shareholders	1,732	21,525.08
Cumulative effect of change in accounting principle	(15,816)	21,525	(.73)
Net loss available to common shareholders	$ (14,084)	21,525	$ (.65)

	Six Months Ended June 30, 2001
(In thousands, except per share data)	Income	Shares	Per share amount
Basic Earnings Per Common Share:
Net Income	$ 1,630	21,175
Less preferred stock dividends	(715)
Net income available to common shareholders	$ 915	21,175	$ ..04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		-
Net income available to common shareholders	$ 915	21,175	$ .04

Outstanding stock options of 695,000 for the three months and six months ended June 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 759,000 for the three months and six months ended June 30, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred Stock was excluded from the earnings per common share calculation for 2002 and 2001 since its impact was antidilutive.

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

Note 9.  Prior Year Reclassifications

Certain reclassifications have been made to the 2001 balances to conform with the 2002 presentation.

ITEM 2.
 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the Company earned $0.9 million, or $0.03 per diluted share, for the second quarter ended June 30, 2002 compared to net income of $0.6 million, or $0.01 per diluted share, for the second quarter ended June 30, 2001. The Company had a net loss of $13.4 million or $0.65 per diluted share for the six months ended June 30, 2002 compared to net income of $1.6 million or $0.04 per diluted share for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2002 was due to a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Premium revenue for the quarter ended June 30, 2002 increased 9.4% to $39.4 million. For the six months ended June 30, 2002, premium revenue increased 5.1% to $75.5 million. The increase in premiums for the second quarter and six months ended June 30, 2002 is primarily attributable to rate increases and overall market expansion. Pre-tax operating income before realized gains and excluding charges related to accounting for goodwill for the six months ended June 30, 2002, increased 90.9% to $3.6 million primarily due to better underwriting results in Association Casualty.

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

UNDERWRITING RESULTS

American Southern
 The following is a summary of American Southern's premiums for the second quarter and first six months of 2002 and the comparable periods in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Gross written premiums	$ 24,335	$ 22,767	$ 29,414	$ 28,316
Ceded premiums	(1,715)	(1,203)	(3,203)	(2,365)
Net written premiums	$ 22,620	$ 21,564	$ 26,211	$ 25,951
Net earned premiums	$ 10,792	$ 9,427	$ 20,096	$ 19,489

Gross written premiums at American Southern increased 6.9% or $1.6 million during the second quarter of 2002 and 3.9% or $1.1 million for the year to date period. The increase in premiums for the second quarter and first six months of 2002 is primarily attributable to the addition of one new state contract that contributed $1.1 million in written premiums as well as a $2.0 million increase from existing accounts and other new accounts. Offsetting this increase in gross written premiums was the loss of one of the company’s state contracts, which contributed approximately $2.0 million in written premiums during the first six months of 2001.

Ceded premiums increased 42.6%, or $0.5 million during the second quarter of 2002 and 35.4%, or $0.8 million during the first six months of 2002. The increase in ceded premiums is due to several factors. First, rates charged by reinsurance companies for the second quarter and year to date period increased over the comparable periods of 2001. In addition, the company’s premiums are ceded as a percentage of earned premiums as opposed to on a written basis, which results in an increase in ceded premiums when earned premiums increase. Further, included in the second quarter and first six months of 2001 was a state contract that accounted for $2.0 million in written premiums during the first six months of 2001. This contract was not renewed in 2002 and furthermore was not subject to reinsurance. Accordingly in 2002, there was a higher effective percent of premiums ceded to premiums written than in 2001.

Net earned premiums for the quarter and year to date period increased $1.4 million and $0.6 million, respectively, over the comparable periods in 2001 and is primarily due to factors discussed previously.

The following is American Southern's earned premium by line of business for the second quarter and first six months of 2002 and the comparable periods in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Commercial automobile	$ 8,241	$ 6,977	$ 15,100	$ 14,779
Private passenger auto	807	797	1,615	1,489
General liability	823	805	1,612	1,565
Property	908	826	1,740	1,621
Other	13	22	29	35
	$ 10,792	$ 9,427	$ 20,096	$ 19,489

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

The following sets forth the loss and expense ratios of American Southern for the second quarter and first six months of 2002 and for the comparable periods in 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Loss ratio	73.6%	72.8%	72.8%	71.9%
Expense ratio(1)	22.7%	22.9%	23.9%	25.5%
Combined ratio	96.3%	95.7%	96.7%	97.4%

(1) Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the second quarter increased slightly to 73.6% compared to 72.8% in the second quarter of 2001. For the year to date period the loss ratio increased to 72.8% from 71.9% in the same comparable period in 2001. The decline in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements that compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

The results of both Association Casualty Insurance Company and Association Risk Management General Agency (together referred to as “Association Casualty”) are presented for the second quarter and first six months of 2002 and the comparable periods in 2001.

The following is a summary of Association Casualty's premiums for the second quarter and first six months of 2002 and the comparable periods in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Gross written premiums	$ 7,894	$ 10,096	$ 15,624	$ 20,577
Ceded premiums	(1,377)	(952)	(2,468)	(1,905)
Net written premiums	$ 6,517	$ 9,144	$ 13,156	$ 18,672
Net earned premiums	$ 6,146	$ 6,432	$ 12,442	$ 12,488

Gross written premiums at Association Casualty decreased $2.2 million, or 21.8% during the second quarter of 2002 and $5.0 million or 24.1% during the first half of 2002. The primary reason for the second quarter and year to date decline in written premiums was the non-renewal of non-profitable classes of business. During the quarter, approximately $1.8 million in gross written premiums were non-renewed as a result of these initiatives. For the year to date period approximately $4.6 million in gross written premiums were non-renewed. Association Casualty continues to increase rates on renewal business in addition to diversifying into commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums at Association Casualty increased $0.4 million, or 44.6% during the second quarter of 2002 and $0.6 million or 29.6% during the first six months of 2002. Ceded premiums for the quarter and year to date period increased primarily as a result of the change in Association Casualty’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company has become a complete commercial lines carrier. Association Casualty had net earned premiums during the first six months of 2002 of $12.4 million, of which 80% was workers’ compensation business compared to 92% during the same period for 2001. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased slightly primarily due to the higher reinsurance costs associated with these new lines of business.

The following sets forth the loss and expense ratios for Association Casualty for the second quarter and first six months of 2002 and the comparable periods in 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Loss ratio	76.3%	98.5%	70.7%	86.7%
Expense ratio(1)	35.5%	25.4%	31.7%	27.5%
Combined ratio	111.8%	123.9%	102.4%	114.2%

(1) Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio decreased from 98.5% in the second quarter of 2001 to 76.3% in the second quarter of 2002 and from 86.7% for the first six months of 2001 to 70.7% for the comparable period in 2002. The primary reason for the decline is attributable to the benefits of significant premium rate increases in addition to the company non-renewing its non-profitable classes of business as discussed previously. The company continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, the concepts of “life time medical” and “impairment rating” have resulted in increased medical costs. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these costs as well as other increasing costs.

The expense ratio in the second quarter of 2002 increased to 35.5% from 25.4% in the second quarter of 2001, and to 31.7% from 27.5% for the year to date period primarily as a result of the change in the company’s book of business.

Georgia Casualty

The following is a summary of Georgia Casualty's premiums for the second quarter and first six months of 2002 and the comparable periods in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Gross written premiums	$ 14,791	$ 11,183	$ 28,143	$ 20,615
Ceded premiums	(4,378)	(4,097)	(8,609)	(7,983)
Net written premiums	$ 10,413	$ 7,086	$ 19,534	$ 12,632
Net earned premiums	$ 7,778	$ 6,510	$ 13,583	$ 12,883

Gross written premiums at Georgia Casualty increased $3.6 million or 32.3% during the second quarter of 2002 and $7.5 million or 36.5% during the first half of 2002 as compared to the same period in 2001. The increase in premiums for the quarter and year to date period is primarily attributable to significant rate increases on renewal business coupled with new business produced by existing agents and new agency appointments.

Ceded premiums at Georgia Casualty increased $0.3 million or 6.9% during the second quarter of 2002 and $0.6 million or 7.8% during the first six months of 2002. The increase in ceded premiums for the quarter and year to date period is primarily due to an overall increase in rates charged by reinsurance companies. The 40% quota share reinsurance agreement that the company incepted in the first quarter of 2001 to allow for premium growth and surplus protection was reduced to a 30% quota share at the beginning of the first quarter of 2002. As a result of these initiatives, premiums ceded under the quota share agreement decreased during the second quarter and the first half of 2002.

The following is Georgia Casualty’s net earned premium by line of business for the second quarter and first six months of 2002 and the comparable periods in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Workers' compensation	$ 2,841	$ 2,861	$ 4,887	$ 5,771
General Liability	538	625	825	1,289
Commercial multi-peril	2,520	1,648	4,567	3,165
Commercial automobile	1,879	1,376	3,304	2,658
	$ 7,778	$ 6,510	$ 13,583	$ 12,883

Net earned premiums increased $1.3 million or 19.5% during the quarter and $0.7 million or 5.4% during the first six months of 2002 primarily due to the factors discussed previously. Partially offsetting the increase in net earned premiums for the quarter and year to date period was an increase in ceded earned premiums under the quota share reinsurance agreement. While the cession for the quota share has been reduced from 40% in 2001 to 30% in 2002, the bulk of the premiums ceded under this agreement during 2001 will be earned in 2002. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers’ compensation, repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is spreading its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

The following sets forth Georgia Casualty's loss and expense ratios for the second quarter and first six months of 2002 and the comparable periods in 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Loss ratio	61.6%	68.3%	66.4%	67.9%
Expense ratio	39.4%	37.4%	38.6%	35.8%
Combined ratio	101.0%	105.7%	105.0%	103.7%

The loss ratio declined to 61.6% in the second quarter of 2002 from 68.3% in the second quarter of 2001 and from 67.9% for the first six months of 2001 to 66.4% for the comparable period in 2002. The primary reason for the decline in the loss ratio for the quarter and year to date period is attributable to the increase in earned premiums and better than expected experience on its net book of business.

The expense ratio increased to 39.4% in the second quarter of 2002 from 37.4% in the second quarter of 2001 and from 35.8% for the first six months of 2001 to 38.6% for the comparable period in 2002. The increase in the expense ratio for the quarter and year to date period is primarily due to a decrease in the ceding commission the company is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement during the first quarter of 2002.

Bankers Fidelity

The following summarizes Bankers Fidelity's premiums for the second quarter and first six months of 2002 and the comparable periods in
2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Medicare supplement	$ 10,285	$ 9,320	$ 20,723	$ 18,505
Other health	685	727	1,428	1,445
Life	3,710	3,589	7,260	7,045
Total	$ 14,680	$ 13,636	$ 29,411	$ 26,995

Premium revenue at Bankers Fidelity increased $1.0 million or 7.6% during the second quarter of 2002 and $2.4 million or 8.9% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business, which increased 10.4% for the quarter and 12.0% for the year. Bankers Fidelity has continued to expand its market presence throughout the southeast, Mid-Atlantic, especially in Pennsylvania, and in the western United States. During the first six months of 2002, the company added additional Medicare supplement premium in the state of Pennsylvania of approximately $1.0 million as compared to the first six months of 2001. In addition, during 2001 and 2002 Bankers Fidelity implemented rate increases on the Medicare supplement product, in some cases up to 30%, which are reflected in the current year increases for premium revenues.

The following summarizes Bankers Fidelity's operating expenses for the second quarter and first six months of 2002 and the comparable period in 2001 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Benefits and losses	$ 10,470	$ 10,397	$ 21,066	$ 20,004
Commission and other expenses	4,572	3,950	8,979	8,154
Total expenses	$ 15,042	$ 14,347	$ 30,045	$ 28,158

The increase in both “benefits and losses” and “commission and other expenses” is primarily attributable to the increase in premiums. Benefits and losses increased slightly for the quarter and 5.3% for the year. As a percentage of premiums, benefits and losses were 71.3% for the second quarter of 2002 and 71.6% for the year compared to 76.2% in the second quarter of 2001 and 74.1% for the first six months of 2001. The rate increases implemented by the company during 2001 and 2002 on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

The company has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 31.1% for the second quarter of 2002 and 30.5% for the year compared to 29.0% in the second quarter of 2001 and 30.2% for the first six months of 2001.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.3 million or 7.1% during the second quarter of 2002 and $0.7 million or 8.8% for the year to date period. The decrease in investment income is primarily attributable to decreased interest rates. During 2001, the decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities to be redeemed by the issuers prior to maturity. The proceeds received from the early redemption of these fixed income securities were reinvested at a lower yield, and, as a result, investment income decreased during the second quarter and first six months of 2002.

The Company recognized a $0.1 million realized gain during the first six months of 2002 compared to a $1.1 million realized gain in the first six months of 2001. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense decreased $0.2 million or 26.0% during the second quarter and $0.6 million or 31.5% for the year to date period. As of June 30, 2002, total debt was $44.0 million down from $45.0 million in the first six months of 2001. In addition, the base interest rate in the second quarter and first six months of 2002, which is LIBOR, decreased from the comparable periods in 2001. As of June 30, 2002, the interest rate on a portion of the Term Loan was variable and tied to LIBOR. The reduction in outstanding debt, along with decreasing interest rates, accounts for the decrease in interest expense during the second quarter and first six months of 2002.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.0 million, or 18.0%, for the second quarter of 2002 and $1.5 million or 6.3% for first six months of 2002 primarily due to a significant increase in acquisition costs related to new business in addition to an overall increase in operating expenses. Also contributing to the increase in other expenses was a decrease in the ceding commission Georgia Casualty is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement during the first quarter of 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 33.3% in the second quarter of 2002 from 30.9% in the second quarter of 2001. Year to date this ratio increased slightly to 32.7% from 32.3% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The major cash needs of the Company are for the payment of claims and expenses as they come due and the maintenance of adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements of the Company. The Company’s primary source of cash is written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions and taxes.

The Company’s insurance subsidiaries reported a combined statutory net income of $2.9 million for the first six months of 2002 compared to statutory net income of $2.6 million for the first six months of 2001. The reasons for the increase in statutory earnings in the first six months of 2002 are the same as those previously discussed in “Results of Operations”. Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario‚ statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The company’s insurance subsidiaries reported a combined GAAP net income before cumulative effect of change in accounting principle of $5.0 million for the first six months of 2002 compared to $4.2 million for the first six months of 2001. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock, and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2002, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $7.8 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share, accrue annual dividends at a rate of $9.00 per share and are cumulative, in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock, and are redeemable at the Company’s option. The Series C Stock is not currently convertible. At June 30, 2002, the Company had accrued, but unpaid, dividends on the Series C Stock totaling $0.1 million. The Company paid $0.1 million in dividends to the holders of the Series C Preferred Stock during the first six months of 2002.

At April 1, 2002, the Company was a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”), that provided for borrowings up to $30.0 million. The interest rate on the borrowings under the facility was based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.50% at April 1, 2002. Interest on the revolving credit facility was payable quarterly. The credit facility provided for the payment of all of the outstanding principal balance at June 30, 2004 with no required principal payments prior to that time.

The Company also had outstanding, at April 1, 2002, $25.0 million of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gave the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not secured. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at April 1, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan on April 2, 2002. On that date, the Company converted the $30.0 million revolving credit facility into a $44.0 million term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature June 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at June 30, 2002. Interest on the Term Loan is payable quarterly. The Company must repay the principal of the Term Loan in two annual installments of $2.0 million on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

The Company is required under the Term Loan to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at June 30, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

The Company intends to repay its obligations under the Term Loan using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the second quarter of 2002 increased over the second quarter of 2001. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $26 million at June 30, 2002.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2002, Georgia Casualty had $17.6 million of statutory surplus, American Southern had $32.0 million of statutory surplus, Association Casualty had $14.7 million of statutory surplus, and Bankers Fidelity had $23.0 million of statutory surplus.

Net cash used by operating activities was $1.3 million in the first six months of 2002 compared to net cash provided by operating activities of $2.8 million in the first six months of 2001. The decrease in operating cash flows during the first six months of 2002 are primarily due to an increase in paid expenses in addition to a decrease in net funds held under reinsurance treaties. Cash and short-term investments decreased from $68.8 million at December 31, 2001, to $44.0 million at June 30, 2002, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $231.4 million due to the shift from short-term investments.

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

Reinsurance receivables are amounts due from reinsurers and comprise 13% of the Company’s total assets at June 30, 2002. Allowances for uncollectible amounts are established against reinsurance receivables owed to the Company under reinsurance contracts, if appropriate. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company.

Deferred income taxes comprise less than 1% of the Company’s total liabilities at June 30, 2002. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

Deferred acquisition costs comprise 6% of the Company’s total assets at June 30, 2002. Deferred acquisition costs are commissions, allowances, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Unpaid claims and claim adjustment expenses comprise 42% of the Company’s total liabilities at June 30, 2002. This obligation includes estimates for both reported claims not yet paid, and claims incurred but not yet reported. Unpaid claims and claim adjustment expense reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss, along with anticipated future development. Inflation and other factors which may affect claims payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results. Estimates of incurred but not reported claims is based on past experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses could require adjustment.

Future policy benefits comprise 13% of the Company’s total liabilities at June 30, 2002. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability could require adjustment.

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

Item 4. Submission of Matters to a Vote of Security-Holders

On May 7, 2002, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, to amend the Company’s Articles of Incorporation, and to approve the Atlantic American Corporation 2002 Incentive Plan.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	18,557,701	1,024,652
Hilton H. Howell, Jr.	18,548,866	1,033,487
Edward E. Elson	18,680,400	901,953
Harold K. Fischer	18,559,790	1,022,563
Samuel E. Hudgins	18,670,703	911,650
D. Raymond Riddle	18,681,205	901,148
Harriett J. Robinson	18,680,242	902,111
Scott G. Thompson	18,559,790	1,022,563
Mark C. West	18,681,215	901,138
William H. Whaley, M.D.	18,681,205	901,148
Dom H. Wyant	18,670,368	911,985

To amend the Company's Articles of Incorporation to increase the total number of authorized shares of Common Stock from 30,000,000 to 50,000,000:	Shares Voted
	For	Against	Abstain
	19,122,881	424,446	33,026

To approve the Atlantic American Corporation 2002 Incentive Plan:	Shares Voted
	For	Against	Abstain
	16,650,885	1,332,651	1,598,817

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)(1) On June 28, 2002, the Company filed a report on Form 8-K, reporting under Item 4 a change in the Company’s certifying accountants.
(a)(2) On May 16, 2002, the Company filed a report on Form 8-K, reporting under Item 4 a change in certifying accountants for the
401(k) Retirement Savings Plan.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 14, 2002	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer