Form 10-Q
period 2002-09-30
ATLANTIC AMERICAN CORP
filed 2002-11-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| ___ NO |_|

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 7, 2002, was 21,373,736.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited; In thousands, except share and per share data)
ASSETS
	September 30, 2002	December 31, 2001
Cash, including short-term investments of $8,103 and $39,151	$ 39,215	$ 68,846
Investments:
Bonds (cost: $165,418 and $132,242)	170,885	133,470
Common and preferred stocks (cost: $41,492 and $41,658)	54,976	54,628
Other invested assets (cost: $5,483 and $5,062)	5,267	4,854
Mortgage loans	3,326	3,421
Policy and student loans	2,459	2,713
Real estate	40	46
Total investments	236,953	199,132
Receivables:
Reinsurance	54,606	48,946
Other (net of allowance for doubtful accounts: $1,383 and $1,119)	52,150	39,055
Deferred income taxes, net	1,371	2,294
Deferred acquisition costs	26,883	24,681
Other assets	9,738	10,241
Goodwill (Note 2)	3,008	18,824
Total assets	$ 423,924	$ 412,019

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 46,171	$ 44,355
Unearned premiums	61,011	51,025
Losses and claims	147,410	143,515
Other policy liabilities	4,475	4,304
Total policy liabilities	259,067	243,199
Accounts payable and accrued expenses	43,784	37,294
Debt payable	44,000	44,000
Total liabilities	346,851	324,493

Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 30,000,000 shares authorized; 21,412,138 shares issued in 2002 and 2001 and 21,353,486 outstanding in 2002 and 21,245,711 shares outstanding in 2001	21,412	21,412
Additional paid-in capital	55,565	56,606
Retained earnings (accumulated deficit)	(11,430)	1,097
Unearned compensation	(48)	-
Accumulated other comprehensive income	11,560	8,748
Treasury stock, at cost, 58,652 shares in 2002 and 166,427 shares in 2001	(145)	(496)
Total shareholders' equity	77,073	87,526
Total liabilities and shareholders' equity	$ 423,924	$ 412,019

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited; In thousands, except per share data)	2002	2001	2002	2001
Revenue:
Insurance premiums	$ 39,163	$ 36,321	$ 114,695	$ 108,176
Investment income	3,782	3,634	10,693	11,211
Realized investment gains, net	45	312	147	1,460
Other income	161	273	764	974
Total revenue	43,151	40,540	126,299	121,821
Benefits and expenses:
Insurance benefits and losses incurred	28,538	24,867	82,045	78,460
Commissions and underwriting expenses	11,414	10,156	30,514	27,893
Interest expense	642	784	1,891	2,607
Other	3,082	2,847	8,689	8,347
Total benefits and expenses	43,676	38,654	123,139	117,307
Income (loss) before income tax expense and cumulative effect of change in accounting principle	(525)	1,886	3,160	4,514
Income tax expense (benefit)	(1,481)	(215)	(243)	783
Income before cumulative effect of change in accounting principle	956	2,101	3,403	3,731
Cumulative effect of change in accounting principle (Note 2)	-	-	(15,816)	-
Net income (loss)	956	2,101	(12,413)	3,731
Preferred stock dividends	(358)	(358)	(1,073)	(1,073)
Net income (loss) applicable to common stock	$ 598	$ 1,743	$ (13,486)	$ 2,658
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$ .03	$ .08	$ .11	$ .12
Cumulative effect of change in accounting principle	-	-	(.74)	-
Net income (loss)	$ .03	$ .08	$ (.63)	$ .12
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$ .03	$ .08	$ .11	$ .12
Cumulative effect of change in accounting principle	-	-	(.73)	-
Net income (loss)	$ .03	$ .08	$ (.62)	$ .12

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Nine Months Ended September 30, 2002	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Balance, December 31, 2001	$ 159	$ 21,412	$ 56,606	$ 1,097
Comprehensive income (loss):
Net loss				(12,413)
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive loss

Dividends accrued on preferred stock			(1,073)
Deferred share compensation expense			44
Restricted stock grant			(12)
Amortization of unearned compensation
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(114)
Balance, September 30, 2002	$ 159	$ 21,412	$ 55,565	$ (11,430)

Nine Months Ended September 30, 2002	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$ -	$ 8,748	$ (496)	$ 87,526
Comprehensive income (loss):
Net loss				(12,413)
Increase in unrealized investment gains		4,744		4,744
Fair value adjustment to interest rate swap		(418)		(418)
Deferred income tax attributable to other comprehensive income		(1,514)		(1,514)
Total comprehensive loss				(9,601)

Dividends accrued on preferred stock				(1,073)
Deferred share compensation expense				44
Restricted stock grant	(66)		78	-
Amortization of unearned compensation	18			18
Purchase of shares for treasury			(1)	(1)
Issuance of shares for employee benefit plans and stock options			274	160
Balance, September 30, 2002	$ (48)	$ 11,560	$ (145)	$ 77,073

Nine Months Ended September 30, 2001	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)
Balance, December 31, 2000	$ 159	$ 21,412	$ 56,997	$ (1,248)
Comprehensive income (loss):
Net income				3,731
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive income

Dividends accrued on preferred stock			(437)	(636)
Deferred share compensation expense			36
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(176)
Balance, September 30, 2001	$ 159	$ 21,412	$ 56,596	$ 1,671

Nine Months Ended September 30, 2001	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2000	$ -	$ 6,820	$ (900)	$ 83,240
Comprehensive income (loss):
Net income				3,731
Increase in unrealized investment gains		5,284		5,284
Fair value adjustment to interest rate swap		(600)		(600)
Deferred income tax attributable to other comprehensive income		(1,639)		(1,639)
Total comprehensive income				6,776

Dividends accrued on preferred stock				(1,073)
Deferred share compensation expense				36
Purchase of shares for treasury			(9)	(9)
Issuance of shares for employee benefit plans and stock options			286	110
Balance, September 30, 2001	$ -	$ 9,865	$ (623)	$ 89,080

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
(Unaudited; In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (12,413)	$ 3,731
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	15,816	-
Amortization of deferred acquisition costs	13,352	13,359
Acquisition costs deferred	(15,554)	(14,785)
Realized investment gains	(147)	(1,460)
Increase in insurance reserves	15,868	18,928
Deferred compensation expense	62	36
Depreciation and amortization	721	1,252
Deferred income tax (benefit) expense	(473)	688
Increase in receivables, net	(18,755)	(17,693)
Increase in other liabilities	4,167	6,294
Other, net	(164)	(4,291)
Net cash provided by operating activities	2,480	6,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	56,488	93,617
Investments purchased	(88,179)	(68,639)
Additions to property and equipment	(263)	(585)
Acquisition of Association Casualty	-	(71)
Net cash (used) provided by investing activities	(31,954)	24,322
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	13	110
Purchase of treasury shares	(1)	(9)
Preferred stock dividends	(169)	-
Proceeds from the issuance of Series C Preferred Stock	-	750
Repayments of debt	-	(2,500)
Net cash used by financing activities	(157)	(1,649)
Net (decrease) increase in cash and cash equivalents	(29,631)	28,732
Cash and cash equivalents at beginning of period	68,846	31,914
Cash and cash equivalents at end of period	$ 39,215	$ 60,646
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,639	$ 2,722
Cash paid for income taxes	$ 113	$ 18

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited; In thousands)

Note 1.   Basis of presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent” or “Company”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2.   Impact of recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other tangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. Other intangible assets will continue to be amortized over their remaining useful lives. The Company completed the transitional goodwill impairment test required by SFAS No. 142 in the first quarter of 2002. The impact of adopting SFAS No. 142 resulted in an impairment loss of $15,816 in the casualty division. The impairment loss was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter 2002 results of operations.

Net income (loss), adjusted to reflect the provisions of SFAS No. 142 on a consistent basis for the three month and nine month periods ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2002	2001	2002	2001
Net income (loss)	$ 956	$ 2,101	$ (12,413)	$ 3,731
Add back: Impairment loss	-	-	15,816	-
Add back: Goodwill amortization	-	202	-	599
Adjusted net income	$ 956	$ 2,303	$ 3,403	$ 4,330
Adjusted net income per common share (basic and diluted)	$ .03	$ .09	$ .11	$ .15

Note 3.   Segment Information

The Company has four principal insurance subsidiaries each focusing on a specific geographic region and/or specific products. Each company is managed independently and is evaluated on its individual performance. The following summary sets forth each company’s revenue and pretax income (loss) for the three months and nine months ended September 30, 2002 and 2001.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
American Southern	$ 11,410	$ 10,393	$ 33,638	$ 32,380
Association Casualty	6,700	7,863	20,330	22,181
Georgia Casualty	8,881	6,958	23,913	21,543
Bankers Fidelity	16,017	15,218	47,803	45,077
Corporate and Other	1,832	1,993	5,632	5,825
Adjustments and eliminations	(1,689)	(1,885)	(5,017)	(5,185)
Total Revenue	43,151	40,540	126,299	121,821
Realized investment
gains, net	(45)	(312)	(147)	(1,460)
Operating Revenue	$ 43,106	$ 40,228	$ 126,152	$ 120,361

Income (loss) before income tax expense and cumulative effect of change in accounting principle	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
American Southern	$ 2,101	$ 2,509	$ 4,907	$ 5,434
Association Casualty	(2,093)	(328)	(1,203)	(473)
Georgia Casualty	(200)	463	566	1,694
Bankers Fidelity	1,094	721	2,835	2,421
Corporate and Other	(1,427)	(1,479)	(3,945)	(4,562)
Consolidated results	$ (525)	$ 1,886	$ 3,160	$ 4,514

Note 4.    Credit Arrangements

At April 1, 2002, the Company was a party to a five-year revolving credit facility with Wachovia Bank, N.A. (“Wachovia”) that provided for borrowings up to $30,000. The interest rate on the borrowings under the facility was based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.50% at April 1, 2002. Interest on the revolving credit facility was payable quarterly. The credit facility provided for the payment of all of the outstanding principal balance at September 30, 2004 with no required principal payments prior to that time.

The Company also had outstanding, at April 1, 2002, $25,000 of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gave the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not obtained. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at April 1, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan on April 2, 2002. On that date, the Company converted the $30,000 revolving credit facility into a $44,000 term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature on September 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at September 30, 2002. Interest on the Term Loan is payable quarterly. The Company must repay the principal of the Term Loan in two annual installments of $2,000 on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

The Company is required under the Term Loan to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at September 30, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

Note 5.   Derivative Financial Instruments

On March 21, 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of the outstanding borrowings under the revolving credit facility. The interest rate swap was effective on April 2, 2001 and matures on September 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity.

The following table summarizes the notional amount, fair value and carrying value of the Company’s derivative financial instruments at September 30, 2002, as follows:

	Notional Amount	Fair Value	Carrying Value (Liability)
Interest rate swap agreement	$ 15,000	$ (951)	$ (951)

Note 6.   Reconciliation of Other Comprehensive Income

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2002	2001	2002	2001
Gain on sale of securities included in net income	$ 45	$ 312	$ 147	$ 1,460
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	(816)	428	4,891	6,744
Reclassification adjustment	(45)	(312)	(147)	(1,460)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income	(861)	116	4,744	5,284
Fair value adjustment to interest rate swap	(266)	(621)	(418)	(600)
Deferred income tax attributable to other comprehensive income (loss)	395	177	(1,514)	(1,639)
Other comprehensive income (loss)	$ (732)	$ (328)	$ 2,812	$ 3,045

Note 7. Earnings per common share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended September 30, 2002
(In thousands, except per share data)	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 956	21,334
Less preferred stock dividends	(358)
Net income available to common shareholders	$ 598	21,334	$ .03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		325
Net income available to common shareholders	$ 598	21,659	$ .03

	Three Months Ended September 30, 2001
(In thousands, except per share data)	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 2,101	21,207
Less preferred stock dividends	(358)
Net income available to common shareholders	$ 1,743	21,207	$ ..08
Diluted Earnings Per Common Share:
Effect of dilutive stock options		-
Net income available to common shareholders	$ 1,743	21,207	$ .08

Note 7. Earnings per common share (continued)

	Nine Months Ended September 30, 2002
(In thousands, except per share data)	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$ 3,403	21,289
Less preferred stock dividends	(1,073)
Income before cumulative effect of change in accounting principle available to common shareholders	2,330	21,289.11
Cumulative effect of change in accounting principle	(15,816)	21,289	(.74)
Net loss available to common shareholders	$ (13,486)	21,289	$ (.63)
Diluted Earnings (Loss) Per Common Share:
Effect of dilutive stock options		378
Income before cumulative effect of change in accounting principle available to common shareholders	2,330	21,667.11
Cumulative effect of change in accounting principle	(15,816)	21,667	(.73)
Net loss available to common shareholders	$ (13,486)	21,667	$ (.62)

	Nine Months Ended September 30, 2001
(In thousands, except per share data)	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,731	21,186
Less preferred stock dividends	(1,073)
Net income available to common shareholders	$ 2,658	21,186	$ ..12
Diluted Earnings Per Common Share:
Effect of dilutive stock options		-
Net income available to common shareholders	$ 2,658	21,186	$ .12

Outstanding stock options of 735,000 for the three months ended September 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 685,000 for the nine months ended September 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 761,500 for the three months and nine months ended September 30, 2001 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B and Series C Preferred Stock was excluded from the earnings per common share calculation for 2002 and 2001 since its impact was antidilutive.

Note 8.   Commitments and Contingencies

During 2000, the Company’s subsidiary American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, is to remain in effect pending appeal. The appeal date has been set for December 9, 2002 and the contract subject to dispute is up for renewal on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, it may have a material impact on the future results of operations of the Company.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overall Corporate Results

On a consolidated basis, the Company earned $1.0 million, or $0.03 per diluted share, for the third quarter ended September 30, 2002 compared to net income of $2.1 million, or $0.08 per diluted share, for the third quarter ended September 30, 2001. The Company had a net loss of $12.4 million or $0.62 per diluted share for the nine months ended September 30, 2002 compared to net income of $3.7 million or $0.12 per diluted share for the nine months ended September 30, 2001. The net loss for the nine months ended September 30, 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Premium revenue for the quarter ended September 30, 2002 increased 7.8% to $39.2 million. For the nine months ended September 30, 2002, premium revenue increased 6.0% to $114.7 million. The increase in premiums for the third quarter and nine months ended September 30, 2002 is primarily attributable to strengthened pricing and overall market expansion. In addition, during the third quarter of 2002 results were favorably impacted by a $1.3 million deferred tax benefit related to a reduction of the Company’s valuation allowance compared to a similar $0.8 million deferred tax benefit in the third quarter of 2001. The reduction of the valuation allowance is the result of reassessment as to the realization of certain net operating loss carry forwards. Pre-tax operating income before realized gains and excluding charges related to accounting for goodwill for the nine months ended September 30, 2002, decreased 17.5% to $3.0 million primarily due to development on prior years' claims in the casualty division.

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

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross written premiums	$ 10,151	$ 9,190	$ 39,565	$ 37,506
Ceded premiums	(1,731)	(1,745)	(4,934)	(4,110)
Net written premiums	$ 8,420	$ 7,445	$ 34,631	$ 33,396
Net earned premiums	$ 10,075	$ 9,199	$ 30,171	$ 28,688

Gross written premiums at American Southern increased 10.5% or $1.0 million during the third quarter of 2002 and 5.5% or $2.1 million for the year to date period. The increase in premiums for the third quarter and first nine months of 2002 is primarily attributable to significant rate increases, new business generated by established agents as well as premiums provided by new agency appointments. Also, during the first half of 2002, the company added one new state contract that contributed $1.1 million in written premiums. Offsetting this increase in gross written premiums was the loss of one of the company’s state contracts in July, 2001, which had contributed approximately $2.0 million in written premiums during the first nine months of 2001.

Ceded premiums decreased slightly during the third quarter of 2002 and increased 20.0%, or $0.8 million during the first nine months of 2002. The decline in ceded premiums during the quarter is primarily the result of the terms of one of American Southern's reinsurance agreements (the “Reinsurance Agreement”). The Reinsurance Agreement provides for additional penalty premium based on losses and during the third quarter of 2001, the company accrued and paid $0.4 million in penalty premiums to the reinsurer. For the third quarter and the first nine months of 2002, the company experienced higher reinsurance rates; however, there were no penalty premiums accrued. The increase in ceded premiums during the first nine months of 2002 is due to several factors other than pricing. As the company’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. Further, included in the first nine months of 2001 was a state contract that accounted for $2.0 million in written premiums during the first nine months of 2001 for which there was no reinsurance. This contract was not renewed in 2002. Accordingly in 2002, there was a higher effective percent of premiums ceded to premiums written than in 2001.

Net earned premiums for the quarter and year to date period increased $0.9 million and $1.5 million, respectively, over the comparable periods in 2001, which is primarily due to factors discussed previously.

The following is American Southern’s earned premium by line of business for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Commercial automobile	$ 7,328	$ 6,708	$ 22,428	$ 21,487
Private passenger auto	819	791	2,434	2,280
General liability	968	788	2,580	2,353
Property	941	897	2,681	2,518
Other	19	15	48	50
	$ 10,075	$ 9,199	$ 30,171	$ 28,688

American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and has appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, is to remain in effect pending appeal. The appeal date has been set for December 9, 2002 and the contract subject to dispute is up for renewal on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of an adverse decision, an adverse outcome may have a material adverse affect on the company’s financial position or results of operations. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, the company is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from non-renewals of that contract or of other accounts.

The following sets forth the loss and expense ratios of American Southern for the third quarter and first nine months of 2002 and for the comparable periods in 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Loss ratio	59.6%	52.2%	68.4%	65.6%
Expense ratio(1)	32.8%	33.1%	26.9%	27.9%
Combined ratio	92.4%	85.3%	95.3%	93.5%

(1)Excludes the amortization of goodwill associated with the acquisition of American Southern.

The loss ratio for the third quarter increased to 59.6% compared to 52.2% in the third quarter of 2001. For the year to date period the loss ratio increased to 68.4% from 65.6% in the same comparable period in 2001. During the third quarter of 2001, American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratios for the third quarter and nine months ended September 30, 2001 as compared to the same periods in 2002. The decline in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements that compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

The following is a summary of Association Casualty’s premiums for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross written premiums	$ 6,043	$ 6,748	$ 21,667	$ 27,325
Ceded premiums	(1,094)	(803)	(3,562)	(2,708)
Net written premiums	$ 4,949	$ 5,945	$ 18,105	$ 24,617
Net earned premiums	$ 6,115	$ 6,688	$ 18,557	$ 19,176

Gross written premiums at Association Casualty decreased $0.7 million, or 10.5% during the third quarter of 2002 and $5.7 million or 20.7% during the first nine months of 2002. The primary reason for the third quarter and year to date decline in written premiums was the non-renewal of various non-profitable classes of business. During the September 30, 2002 quarter, approximately $1.4 million in gross written premiums were non-renewed as a result of these initiatives. For the year to date period approximately $6.0 million in gross written premiums were non-renewed. Association Casualty continues to increase rates on renewal business in addition to diversifying into commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums at Association Casualty increased $0.3 million, or 36.2% during the third quarter of 2002 and $0.9 million or 31.5% during the first nine months of 2002. Ceded premiums for the quarter and year to date period increased primarily as a result of the change in Association Casualty’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company continues its transition to a commercial lines carrier. Association Casualty had net earned premiums during the first nine months of 2002 of $18.6 million, of which 80% was workers’ compensation business compared to 91% during the same period for 2001. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased significantly primarily due to the higher reinsurance costs associated with these new lines of business.

The following sets forth the loss and expense ratios for Association Casualty for the third quarter and first nine months of 2002 and the comparable periods in 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Loss ratio	107.6%	88.2%	82.9%	87.2%
Expense ratio(1)	36.2%	32.6%	33.1%	29.3%
Combined ratio	143.8%	120.8%	116.0%	116.5%

(1) Excludes the amortization of goodwill and interest on an intercompany surplus note associated with the acquisition of Association Casualty.

The loss ratio increased from 88.2% in the third quarter of 2001 to 107.6% in the third quarter of 2002 and decreased from 87.2% for the first nine months of 2001 to 82.9% for the comparable period in 2002. The increase in the loss ratio during the third quarter is due to the continued strengthening of prior years' losses attributable primarily to increased medical costs. For the year to date period the primary reason for the decrease in the loss ratio is attributable to the benefits of significant premium rate increases in addition to the company non-renewing its non-profitable workers’ compensation business as discussed previously.

The company continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these, as well as other, costs. The expense ratio in the third quarter of 2002 increased to 36.2% from 32.6% in the third quarter of 2001, and to 33.1% from 29.3% for the year to date period primarily as a result of the change in the company’s book of business and the decline in earned premiums.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Gross written premiums	$ 11,977	$ 9,178	$ 40,120	$ 29,793
Ceded premiums	(4,316)	(3,523)	(12,925)	(11,506)
Net written premiums	$ 7,661	$ 5,655	$ 27,195	$ 18,287
Net earned premiums	$ 8,141	$ 6,380	$ 21,724	$ 19,263

Gross written premiums at Georgia Casualty increased $2.8 million or 30.5% during the third quarter of 2002 and $10.3 million or 34.7% during the first nine months of 2002 as compared to the same period in 2001. The increase in premiums for the quarter and year to date period is primarily attributable to significant rate increases on renewal business coupled with new business produced by existing agents and new agency appointments.

Ceded premiums at Georgia Casualty increased $0.8 million or 22.5% during the third quarter of 2002 and $1.4 million or 12.3% during the first nine months of 2002. The increase in ceded premiums for the quarter and year to date period is primarily due to an overall increase in rates charged by reinsurance companies. The 40% quota share reinsurance agreement that the company incepted in the first quarter of 2001 to allow for premium growth and surplus protection was reduced to a 30% quota share at the beginning of the first quarter of 2002. From this initiative, premiums ceded under the quota share agreement decreased during the third quarter and the first nine months of 2002 resulting in a lower effective percent of premium ceded to premiums written.

The following is Georgia Casualty’s net earned premium by line of business for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Workers' compensation	$ 2,813	$ 2,456	$ 7,700	$ 8,227
General liability	438	899	1,263	2,188
Commercial multi-peril	2,964	1,664	7,531	4,829
Commercial automobile	1,926	1,361	5,230	4,019
	$ 8,141	$ 6,380	$ 21,724	$ 19,263

Net earned premiums increased $1.8 million or 27.6% during the quarter and $2.5 million or 12.8% during the first nine months of 2002 primarily due to the factors discussed previously. Partially offsetting the increase in net earned premiums for the year to date period was an increase in ceded earned premiums under the quota share reinsurance agreement. While the cession for the quota share has been reduced from 40% in 2001 to 30% in 2002, the bulk of the written premiums ceded under this agreement during 2001 will be recognized in 2002. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers’ compensation, repositioning the company as a one-stop commercial lines carrier. Furthermore, the company is attempting to spread its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states.

The following sets forth Georgia Casualty’s loss and expense ratios for the third quarter and first nine months of 2002 and the comparable periods in 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Loss ratio	69.0%	65.9%	67.4%	67.2%
Expense ratio	42.6%	35.9%	40.1%	35.8%
Combined ratio	111.6%	101.8%	107.5%	103.0%

The loss ratio increased to 69.0% in the third quarter of 2002 from 65.9% in the third quarter of 2001 and from 67.2% for the first nine months of 2001 to 67.4% for the comparable period in 2002. The increase in the loss ratio for the third quarter and nine months ended September 30, 2002 is primarily attributable to several large losses.

The expense ratio increased to 42.6% in the third quarter of 2002 from 35.9% in the third quarter of 2001 and from 35.8% for the first nine months of 2001 to 40.1% for the comparable period in 2002. The increase in the expense ratio for the quarter and year to date period is primarily due to an overall increase in operating expenses resulting from significant premium growth in addition to state charges, specifically second injury trust fund and insolvency assessments. Also contributing was a decrease in the ceding commission the company is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement during the first quarter of 2002.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the third quarter and first nine months of 2002 and the comparable periods in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Medicare supplement	$ 10,451	$ 9,650	$ 31,174	$ 28,155
Other health	759	737	2,187	2,181
Life	3,622	3,667	10,882	10,713
Total	$ 14,832	$ 14,054	$ 44,243	$ 41,049

Premium revenue at Bankers Fidelity increased $0.8 million or 5.5% during the third quarter of 2002 and $3.2 million or 7.8% for the year to date period. The most significant increase in premium arose in the Medicare supplement line of business, which increased 8.3% for the quarter and 10.7% for the year. Bankers Fidelity has continued to expand its market presence throughout the Southeast, Mid-Atlantic, especially in Pennsylvania, and in the western United States. During the first nine months of 2002, the company added additional Medicare supplement premium in the state of Pennsylvania of approximately $1.4 million as compared to the first nine months of 2001. In addition, in both years rate increases have been implemented in varying amounts by state and plan. Significant rate increases in 2001 have resulted in increased revenues and profitability in 2002, thereby requiring less significant rate increases in 2002 than those of 2001.

The following summarizes Bankers Fidelity’s operating expenses for the third quarter and first nine months of 2002 and the comparable period in 2001 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Benefits and losses	$ 10,337	$ 9,962	$ 31,403	$ 29,966
Commission and other expenses	4,586	4,536	13,565	12,690
Total expenses	$ 14,923	$ 14,498	$ 44,968	$ 42,656

The increase in both “benefits and losses” and “commission and other expenses” is primarily attributable to the increase in premiums.

Benefits and losses increased 3.8% for the quarter and 4.8% for the nine months ended September 30, 2002. As a percentage of premiums, benefits and losses were 69.7% for the third quarter of 2002 and 71.0% for the year compared to 70.9% in the third quarter of 2001 and 73.0% for the first nine months of 2001. The rate increases implemented by the company during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

The company has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.9% for the third quarter of 2002 and 30.7% for the first nine months of 2002 compared to 32.3% in the third quarter of 2001 and 30.9% for the first nine months of 2001.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.1 million or 4.1% during the third quarter of 2002 and decreased $0.5 million or 4.6% for the year to date period. The increase in investment income for the quarter is primarily due to a shift from short-term investments to higher yielding fixed income maturities which began during the first quarter of 2002. The decrease in investment income for the first nine months of 2002 is primarily attributable to decreased interest rates. During 2001, the decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities being redeemed by the issuers prior to maturity. The proceeds received from the early redemption of these fixed income securities were reinvested at a lower yield, and, as a result, investment income decreased during the first nine months of 2002.

The Company recognized a $0.1 million realized gain during the first nine months of 2002 compared to a $1.5 million realized gain in the first nine months of 2001. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense decreased $0.1 million or 18.1% during the third quarter and $0.7 million or 27.5% for the year to date period. The decrease in interest expense is primarily due to a decline in interest rates. The base interest rate in the third quarter and first nine months of 2002, which is LIBOR, decreased from the comparable periods in 2001. As of September 30, 2002, the interest rate on a portion of the Term Loan was variable and tied to LIBOR. Additionally, the company’s average debt levels during the third quarter and first nine months of 2002 were lower as compared to the same periods in 2001. The reduction in average debt levels, along with decreasing interest rates, accounts for the decrease in interest expense for the quarter and year to date period.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.5 million, or 11.5%, for the third quarter of 2002 and $3.0 million or 8.2% for first nine months of 2002 primarily due to a significant increase in acquisition costs related to new business in addition to an overall increase in operating expenses, specifically in salaries and state charges. Also contributing to the increase in other expenses was a decrease in the ceding commission Georgia Casualty is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement during the first quarter of 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 37.0% in the third quarter of 2002 from 35.8% in the third quarter of 2001. Year to date this ratio increased slightly to 34.2% from 33.5% in 2001.

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

The Company’s insurance subsidiaries reported a combined statutory net income of $3.8 million for the first nine months of 2002 compared to statutory net income of $5.3 million for the first nine months of 2001. The reasons for the decrease in statutory earnings in the first nine months of 2002 are the same as those previously discussed in “Results of Operations”. Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income before cumulative effect of change in accounting principle of $5.6 million for the first nine months of 2002 compared to $6.9 million for the first nine months of 2001. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At September 30, 2002, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $8.1 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock; and are redeemable at the Company’s option. The Series C Stock is not currently convertible. The Company paid $0.2 million in dividends to the holders of the Series C Preferred Stock during the first nine months of 2002.

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

The Company also had outstanding, at April 1, 2002, $25.0 million of Series 1999, Variable Rate Demand Bonds (the “Bonds”) due July 1, 2009. The Bonds, which by their terms were redeemable at the Company’s option, paid a variable interest rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia, which was automatically renewable on a monthly basis until thirteen months after such time as Wachovia gave the Company notice of its option not to renew the letter of credit. The Bonds would be subject to mandatory redemption upon termination of the letter of credit, if an alternative letter of credit facility was not obtained. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.50% at April 1, 2002. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The Bonds did not require the repayment of any principal prior to maturity, except as provided above.

Effective December 31, 2001, the revolving credit facility and letter of credit were both amended by Wachovia. The amendment established new covenants pertaining to rates related to interest coverage and eliminated funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) except in determining the applicable margin. In addition, the Company was required to consolidate the revolving credit facility and the Bonds into a single term loan on April 2, 2002. On that date, the Company converted the $30.0 million revolving credit facility into a $44.0 million term loan (the “Term Loan”) and used the additional proceeds to redeem the Bonds. The Term Loan will mature June 30, 2004. The interest rate on the Term Loan is based upon LIBOR plus an applicable margin, which was 2.75% at September 30, 2002. Interest on the Term Loan is payable quarterly. The Company must repay the principal of the Term Loan in two annual installments of $2.0 million on or before each of December 31, 2002 and 2003, together with one final installment of the remaining balance at maturity in 2004.

The Company is required under the Term Loan to maintain certain covenants including, among others, ratios that relate funded debt to total capitalization and interest coverage. The Company was in compliance with all debt covenants at September 30, 2002 and expects to remain in compliance with applicable covenants for the remainder of 2002.

The Company intends to repay its obligations under the Term Loan using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the third quarter of 2002 increased over the third quarter of 2001. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $25 million at September 30, 2002.

Over 90% of the investment assets of the insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2002, Georgia Casualty had $16.2 million of statutory surplus, American Southern had $32.3 million of statutory surplus, Association Casualty had $16.1 million of statutory surplus, and Bankers Fidelity had $23.6 million of statutory surplus.

Net cash provided by operating activities was $2.5 million in the first nine months of 2002 compared to net cash provided by operating activities of $6.1 million in the first nine months of 2001. The decrease in operating cash flows during the first nine months of 2002 is primarily due to an increase in paid expenses in addition to a decrease in net funds held under reinsurance treaties. Cash and short-term investments decreased from $68.8 million at December 31, 2001, to $39.2 million at September 30, 2002, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $237.0 million due to the shift from short-term investments.

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

Critical Accounting Policies

The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies considered most significant by management. These accounting policies inherently require estimation and actual results could differ from these estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material effect on the Company’s financial condition, results of operations, or liquidity.

Reinsurance receivables are amounts due from reinsurers and comprise 13% of the Company’s total assets at September 30, 2002. Allowances for uncollectible amounts are established against reinsurance receivables owed to the Company under reinsurance contracts, if appropriate. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company.

Deferred income taxes comprise less than 1% of the Company’s total assets at September 30, 2002. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred taxes are measured by applying currently enacted tax laws. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income.

Deferred acquisition costs comprise 6% of the Company’s total assets at September 30, 2002. Deferred acquisition costs are commissions, allowances, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Unpaid claims and claim adjustment expenses comprise 42% of the Company’s total liabilities at September 30, 2002. This obligation includes estimates for both reported claims not yet paid, and claims incurred but not yet reported. Unpaid claims and claim adjustment expense reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss, along with anticipated future development. Inflation and other factors which may affect claims payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results. Estimates of incurred but not reported claims is based on past experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses could require adjustment.

Future policy benefits comprise 13% of the Company’s total liabilities at September 30, 2002. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from these assumptions, the amount of the Company’s recorded liability could require adjustment.

Investments of the Company are primarily in fixed maturities, common and preferred stocks, mortgage loans and real estate, all of which are exposed to three primary sources of investment risk: credit, interest rate and market valuation. The financial statement risks are those associated with the recognition of income, impairments and the determination of fair values. In addition, the earnings on certain investments are dependent upon market conditions which could result in prepayments and changes in amounts to be earned due to changing interest rates or equity markets.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

(a)(1) On August 14, 2002, the Company filed a report on Form 8-K, reporting under Item 9 Regulation FD Disclosure that in connection with the filing of the Form 10-Q of Atlantic American Corporation for the quarterly period ended June 30, 2002, the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer of the Company each provided a certification pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 14, 2002	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, Hilton H. Howell, Jr., certify that:

  I have reviewed this quarterly report on Form 10-Q of Atlantic American Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its         consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this         quarterly report is being prepared;

             evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the          filing date of this quarterly report (the "Evaluation Date"); and

             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based         on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's          ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material          weaknesses in internal controls; and

             any fraud, whether or not material, that involves management or other employees who have a significant role in the          registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr. President and Chief Executive Officer

CERTIFICATIONS

I, John G. Sample, Jr., certify that:

  I have reviewed this quarterly report on Form 10-Q of Atlantic American Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             designed such disclosure controls and procedures to ensure that material information relating to the registrant,          including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the          period in which this quarterly report is being prepared;

            evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the         filing date of this quarterly report (the "Evaluation Date"); and

            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based         on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability         to record, process, summarize and report financial data and have identified for the registrant's auditors any material         weaknesses in internal controls; and

            any fraud, whether or not material, that involves management or other employees who have a significant role in the         registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer