Form 10-K
period 2002-12-31
ATLANTIC AMERICAN CORP
filed 2003-03-31
CIK 8177

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

(Registrant’s telephone number, including area code)

(404) 266-5500

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑.

      The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,243,235. On March 20, 2003 there were 21,170,645 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 6, 2003, have been incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Form 10-K.

PART I
Item 1. Business
The Company
Casualty Operations
Life and Health Operations
Marketing
Underwriting
Policyholder and Claims Services
Reserves
Reinsurance
Competition
Ratings
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
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EX-3.1 RESTATED ARTICLES OF INCORPORATION
EX-10.19 FOURTH AMENDMENT TO CREDIT AGREEMENT
EX-10.23 SUMMARY TERMS OF CONSULTING ARRANGEMENT
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
SECTION 906 CERTIFICATION OF CEO & CFO

PART I

Item 1.     Business

The Company

      Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American’s principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”), Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”), Georgia Casualty & Surety Company, (“Georgia Casualty”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”).

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

      American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 16 of the 24 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to the members of the Carolina Motor Club, an AAA affiliate. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage.

      The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Automobile Liability	$22,748	$23,677	$22,795	$24,573	$23,396
Automobile Physical Damage	9,829	8,732	7,397	6,112	4,288
General Liability	3,647	3,161	3,536	4,302	4,291
Property	3,627	3,386	3,383	3,118	2,970
Surety	63	67	61	61	57

Total	$39,914	$39,023	$37,172	$38,166	$35,002

      Georgia Casualty. Georgia Casualty is a property-casualty insurance company providing workers’ compensation, property, general liability, automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States. Georgia Casualty’s primary marketing focus is toward small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premiums. In addition to the wide range of commercial products available, Georgia Casualty offers customized products for nine classes of business, including, but not limited to, light manufacturing, restaurants, golf clubs and artisan contractors. These products, along with innovative risk management services and exceptional claims handling, are offered through an exclusive network of independent agents. Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

      The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Workers’ Compensation	$10,592	$10,744	$16,741	$13,157	$14,344
Business Automobile	7,388	5,412	4,918	2,876	3,750
General Liability	1,761	2,610	2,531	1,251	1,619
Property	10,003	6,813	4,386	2,119	2,100

Total	$29,744	$25,579	$28,576	$19,403	$21,813

      Association Casualty. Association Casualty is a property-casualty insurance company that has historically written primarily workers’ compensation in the state of Texas. Recently, Association Casualty has begun to diversify its book of business and now offers commercial property, commercial automobile, general liability, umbrella and inland marine coverages throughout Texas, in addition to workers’ compensation. Association Casualty has adopted a strategy consistent with that of Georgia Casualty and is focused on small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premium. In addition to this wide range of products, customized coverages are offered to six classes of business, including restaurants, light manufacturing and country clubs. These particular products are coupled with specialized loss control and claims services and are offered through an exclusive network of independent agents. Association Casualty is licensed to do business in eight states.

      The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums for each of its principal product lines since its acquisition by the Company.

	Year Ended December 31,

	2002	2001	2000	1999(1)

	(In thousands)
Workers’ Compensation	$18,950	$22,784	$19,051	$8,158
Business Automobile	1,811	671	64	—
General Liability	221	117	5	—
Property	3,080	1,001	81	—
Group Accident and Health	182	1,138	909	340

Total	$24,244	$25,711	$20,110	$8,498

(1)	Includes results for the period July 1, 1999 through December 31, 1999.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity constitutes the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement, accounted for 74.6% of Bankers Fidelity’s net premiums in 2002. Life insurance, including both whole and term life insurance policies, accounted for 25.4% of Bankers Fidelity’s premiums in 2002. In terms of the number of policies written in 2002, 53% were life policies and 47% were health policies.

      The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net premiums earned for each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Life Insurance	$15,421	$14,096	$13,445	$12,499	$11,748

Medicare Supplement	42,298	38,268	31,295	25,822	19,743
Cancer, Accident and Other Health	2,878	2,912	2,899	3,206	2,986

Total Health	45,176	41,180	34,194	29,028	22,729

Total	$60,597	$55,276	$47,639	$41,527	$34,477

      Life Products include non-participating individual term and whole life insurance policies with a variety of riders and options.

      Medicare Supplement includes 5 of the 10 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

      Cancer, Accident & Other Health Coverages include several policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including convalescent care, accident expense, hospital/surgical and disability.

Marketing

Casualty Operations

      American Southern. American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In addition, a significant portion (approximately 33% of total written premium in 2002) of American Southern’s premiums are assumed from third parties. In arrangements similar to those with its agents, the premium assumed from some of these parties is adjusted based upon the profitability of the assumed business. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with the AAA of the Carolinas motor club to market personal automobile insurance to the members of the automobile club. This program produced gross written premiums of approximately $7.1 million during 2002.

      Association Casualty. Association Casualty is represented by a field force of 75 independent agencies with 120 locations in Texas for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Association Casualty also offers a contingent profit sharing arrangement that allows profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals, and complimented by the assistance of the underwriting, loss control and claims staffs.

      Georgia Casualty. Georgia Casualty is represented by a field force of 63 independent agencies with 105 locations in eight states for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party upon thirty days written notice. Georgia Casualty also offers a contingent profit-sharing arrangement that allows profitable agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days written notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing direct writing, experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract their sales forces at any time without incurring significant additional expense.

      Bankers Fidelity has implemented a selective agent qualification process and had 2,885 licensed agents as of December 31, 2002. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 2002, a total of 1,346 agents wrote policies on behalf of Bankers Fidelity.

      Products of Bankers Fidelity compete directly with products offered by other insurance companies, as agents may represent several insurance companies. Bankers Fidelity, in an effort to motivate agents to market its products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions, simplified policy issue procedures, periodic sales incentive programs and, in some cases, protected sales territories determined based on specific counties and/or zip codes.

      Bankers Fidelity utilizes a distribution sales system which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographical territory to produce a minimum senior population of 12,000. Bankers Fidelity also recruits at a general agent level rather than at a managing general agent level in an effort to reduce commission expenses further.

      The Company believes this distribution system solves an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with individual producers who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.

Underwriting

     Casualty Operations

      American Southern specializes in the handling of block accounts, such as states and municipalities that generally are sufficiently large to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty and Association Casualty internally underwrite all of their accounts.

      During the course of the policy year, extensive use is made of risk management representatives to assist underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each product line are reviewed on a stand-alone basis. When the results are below expectations, management takes appropriate corrective action which may include raising rates, reviewing underwriting standards, reducing commissions paid to agents, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

      American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by various state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted $18.7 million, or 38.5%, of American Southern’s gross premiums written in 2002. For 2002, premiums assumed of $18.7 million included a single state contract of $14.3 million. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of the Company. (See Note 8 of Notes to Consolidated Financial Statements.)

     Life and Health Operations

      Bankers Fidelity issues a variety of products for both life and health, which includes senior life products typically with small face amounts of not less than $1,000 and up to $30,000 and Medicare Supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2002 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life (see “Reinsurance”).

      Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon information obtained from the insured, Medical Information Bureau (M.I.B.) report,

paramedical testing, and/or medical records, special testing may be ordered. If deemed necessary, Bankers Fidelity may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/No health related questions is submitted. For these plans, a M.I.B. report is ordered, however, paramedical testing and medical records are not ordered in most cases. All applications for individuals age 60 and above are verified by telephone interview.

Policyholder and Claims Services

      The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see “Competition”). Additionally, the Company believes that its insureds are particularly sensitive to claims processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company’s policyholder and claims services seek to offer expeditious disposition of service requests by providing toll-free access to all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes a state-of-the-art automatic call distribution system to insure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

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

     Life and Health Operations

      Insureds obtain claim forms by calling the claims department customer service group. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt. With regard to Medicare Supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically by using a Medicare clearing house.

Reserves

      The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Balance at January 1	$143,515	$133,220	$126,556
Less: Reinsurance recoverables	(47,729)	(38,851)	(38,759)

Net balance at January 1	95,786	94,369	87,797

Incurred related to:
Current year	104,724	108,068	102,336
Prior years	(57)	(2,415)	(6,085)

Total incurred	104,667	105,653	96,251

Paid related to:
Current year	52,253	59,506	54,313
Prior years	38,889	44,730	35,366

Total paid	91,142	104,236	89,679

Net balance at December 31	109,311	95,786	94,369
Plus: Reinsurance recoverables	39,380	47,729	38,851

Balance at December 31	$148,691	$143,515	$133,220

     Casualty Operations

      Atlantic American’s casualty operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE. The casualty operations also maintain incurred but not reported reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed quarterly and annually by qualified internal actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results.

      The casualty operations establish reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

      The table on the following page sets forth the development of the statutory balance sheet reserves for unpaid losses and LAE for the casualty operations’ insurance lines for 1992 through 2002, including periods prior to the Company’s ownership of American Southern and Association Casualty. Specifically excluded from the table on the following page are the life and health divisions’ claims reserves, which are included in the consolidated claims reserves determined in accordance with generally accepted accounting principles. Further, statutory reserves represent claims reserves, net of related reinsurance receivables; whereas reserves reported in accordance with generally accepted accounting principles are reported on a gross basis. Management believes statutory reserve development to be meaningful and relevant as it is among the primary financial data used by regulators and rating agencies in evaluating the Company’s reserving practices and adequacy of reserves. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the reestimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

      The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2002. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any one year are only affected, favorably or unfavorably, by the amount of the change in the estimate for such year. Conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in this table.

	Year Ended December 31,

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

	(In thousands)
Statutory reserve for losses and LAE	$100,548	$88,709	$88,247	$82,867	$78,320	$78,444	$74,115	$70,470	$65,970	$64,211	$59,720
Cumulative paid as of:
One year later		32,301	37,970	30,278	26,454	24,247	25,445	29,538	18,133	24,247	22,478
Two years later			54,980	46,489	40,491	35,534	34,409	39,084	34,485	30,754	34,055
Three years later				55,432	49,341	42,513	39,579	43,597	39,091	42,480	36,757
Four years later					54,791	47,412	43,171	46,334	40,885	45,530	46,676
Five years later						50,462	45,393	48,555	42,551	46,805	49,082
Six years later							47,674	49,958	44,244	48,012	50,206
Seven years later								51,425	45,412	49,419	51,244
Eight years later									46,751	50,399	52,483
Nine years later										51,698	53,418
Ten years later											54,698
Ultimate losses and LAE
Reestimated as of:
End of Year	$100,548	$88,709	88,247	82,867	78,320	78,444	74,115	70,470	65,970	64,211	59,720
One year later		89,055	85,694	77,347	74,985	68,338	67,772	70,778	56,945	61,054	58,371
Two years later			87,922	74,370	71,453	65,374	60,257	65,716	59,266	54,329	56,072
Three years later				75,337	70,278	63,674	58,693	61,121	57,047	60,145	50,916
Four years later					69,790	62,764	58,442	61,085	53,995	60,381	60,701
Five years later						62,976	57,800	61,030	54,732	58,217	61,685
Six years later							58,362	60,709	55,339	59,280	60,606
Seven years later								60,867	55,317	60,027	61,796
Eight years later									55,297	60,074	62,845
Nine years later										60,021	62,971
Ten years later											62,769
Cumulative redundancy (deficiency)		$(346)	$325	$7,530	$8,530	$15,468	$15,753	$9,603	$10,673	$4,190	$(3,049)
		-0.4%	0.4%	9.1%	10.9%	19.7%	21.3%	13.6%	16.2%	6.5%	-5.1%

Life and Health Operations

      Bankers Fidelity establishes liabilities for future policy benefits to meet projected future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with modification to reflect actual experience (see Note 3 of Notes to Consolidated Financial Statements).

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

Casualty Operations

      American Southern. American Southern retains a maximum amount of $240,000 per occurrence on any one risk. Limits per occurrence within reinsurance treaties are as follows: Fire, inland marine and commercial automobile — $125,000 excess $50,000 retention; All other lines vary by type of policy and generally have retentions in excess of $100,000, up to $240,000. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention.

      Association Casualty. Association Casualty retains a maximum amount of $250,000 per occurrence on workers’ compensation up to $20.0 million. Limits per occurrence within the treaties are as follows: Automobile and general liability — $1.75 million excess $250,000 retention; Property — $2.75 million excess $250,000 retention. The property lines of coverage are protected with an excess of loss treaty, which affords recovery for property losses in excess of $3.0 million up to a maximum of $10 million. Association Casualty maintains a property catastrophe treaty with a $4.65 million limit excess of $350,000.

      Georgia Casualty. Georgia Casualty’s basic treaties cover all claims in excess of $200,000 per occurrence. Limits per occurrence within the treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $10.0 million; Excess of policy and extra contractual obligations — $10.0 million; Liability — $6.0 million; and Surety — $3.0 million. Georgia Casualty maintains a property catastrophe treaty with a $7.15 million limit excess of $350,000 retention. In 2002, Georgia Casualty entered into a quota share reinsurance agreement to cover 30% of the first $200,000 of occurrence losses and the first $350,000 of catastrophe losses on policies written after January 1, 2002. Georgia Casualty terminated its first multiple layer reinsurance contract for accident years 2000 through 2002, effective December 31, 2002.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2002, Bankers Fidelity reinsured $32.2 million of the $310.9 million of life insurance in force, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

Competition

Casualty Operations

      American Southern. The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies, which have been in business longer than American Southern, have available more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states where American Southern operates.

      Association Casualty. The Texas market, historically Association Casualty’s primary market, is extremely competitive. Association Casualty’s competition comes from carriers that are of a larger size than Association Casualty as well as the state fund that writes monoline workers’ compensation. Association Casualty’s strong focus and commitment to its target markets has enabled it to forge stronger ties with the agency networks that exclusively represent the company. Insurance products that provide a full range of commercial coverage, as well as customized loss control and claims services, position the agency partners to compete effectively within their geographic location. Association Casualty writes workers’ compensation coverage only as a part of the total insurance package. Flexible commission agreements award the greatest commissions to those agents that demonstrate loyalty and commitment to Association Casualty through continued premium growth and exceptional profitability. This further allows Association Casualty to be competitive in the market place.

      Georgia Casualty. Georgia Casualty’s insurance business is highly competitive. The competition can be placed in four categories: (1) companies with higher A.M. Best ratings, (2) alternative workers’ compensation markets, (3) self-insured funds, and (4) insurance companies that actively solicit monoline workers’ compensation accounts. Georgia Casualty’s efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty’s key to being competitive in these areas is maintaining strong underwriting standards, risk management programs, writing workers’ compensation coverage as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

Life and Health Operations

      The life and health insurance business is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. Bankers Fidelity believes that the primary competitors are the Blue Cross/Blue Shield companies, United American Insurance Corporation, Standard Life and Accident Insurance Company, Continental Life Insurance Company, the London Group and Continental Group. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.

Ratings

      Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important measures within the insurance industry, and improved ratings should have a favorable impact on the ability of a company to compete in the marketplace.

      Each year A.M. Best Company, Inc. (“Best”) publishes Best’s Insurance Reports, which includes assessments and ratings of all insurance companies. Best’s ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). Best’s ratings are based on a detailed analysis of the financial condition and operations of an insurance company compared to the industry in general.

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

      Association Casualty. Association Casualty maintains a rating of “A-” (Excellent) by A.M. Best.

      Georgia Casualty. Georgia Casualty maintains an A.M. Best’s rating of “B++” (Very Good).

      Bankers Fidelity. Bankers Fidelity maintains an A.M. Best’s rating of “B++” (Very Good).

      Since 1999, Atlantic American has been voluntarily rated by Standard and Poor’s Rating Services (“S&P”). In the initial review, the Company was assigned a single “A-” counterparty credit and financial strength rating. Placed on CreditWatch with negative implications in 2000, on March 14, 2001, the Company’s rating was lowered to a BBB+. Again on February 11, 2003, S&P placed the Company’s BBB+ counterparty credit and financial strength rating on CreditWatch with negative implications pending a review of the capital allocation and the support of the individual companies in the group. Although the Company does anticipate a downgrade, given current economic conditions and sensitivity of the rating agencies, management does not anticipate that any changes would have a significant impact on the balance sheet or results of operations. Further, the Company is evaluating the need to continue with the service of S&P. While ratings are important in the insurance industry, management believes that Best’s Insurance Reports is a more closely followed rating service within the insurance industry. Management also believes that Best is more objective in their evaluation of smaller niche insurance companies such as Atlantic American’s subsidiaries.

Regulation

      In common with all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency to be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commissioners of intercorporate transfers of assets (including payments of dividends in excess of specified amounts by the insurance subsidiaries) within the holding company system.

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

      A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2002, $16.2 million of securities were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

      Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments has increased significantly in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For 2002, 2001, and 2000 the amounts expensed by the Company were $0.4 million, $0.3 million, and $0, respectively.

      Workers’ compensation insurance carriers authorized to transact business in certain states are required to participate in second injury trust funds of those states. A second injury fund is a state-mandated monetary reserve designed to remove financial disincentives from employment of individuals with disabilities. Without a second injury fund, the employer or insurer might be required to absorb full indemnity and/or medical and rehabilitation costs if a worker suffered increased disability from a work-related injury because of a pre-existing condition. Second injury funds are used to reimburse indemnity and medical costs to employer/insurers on accepted, qualified second injury cases. In recent years the Company has experienced significant increases in second injury trust fund assessments. For 2002, 2001, and 2000 the amounts expensed by the Company were $1.8 million, $0.6 million, $1.2 million, respectively.

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

      For the year ended December 31, 2002, Bankers Fidelity was within the NAIC “usual” range for all 13 financial ratios. American Southern was outside the “usual” range on one ratio, the investment yield. The investment yield variance resulted from declining interest rate yields in American Southern’s bond portfolio. Association Casualty was outside the “usual” range on two ratios, the two year overall operating ratio and the investment yield. The two year overall operating ratio was outside the “usual” range primarily due to adverse development on prior year losses in addition to a reduction in investment income. The investment yield ratio variance resulted for similar reasons as for American Southern. Georgia Casualty was outside the “usual” range on two ratios, the change in net writings and the two year reserve development to policyholders’ surplus. The change in net writings variance is primarily due to a significant increase in gross written premiums in addition to a decline in the effective percent of ceded premiums to premiums written resulting from a reduction in the quota share reinsurance program to 30% from 40%. The two year reserve development to policyholders’ surplus variance is primarily attributable to adverse development on prior year loss, specifically accident years 1999 and 2000.

Risk-Based Capital

      Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of Adjusted Capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated; if a company’s adjusted capital is

200% or lower than ACL, it is subject to regulatory action. At December 31, 2002, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

      Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,

	2002		2001		2000

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Bonds:
U.S. Government agencies and authorities	$120,348	44.3%	$81,440	34.2%	$117,564	50.9%
States, municipalities and political subdivisions	3,064	1.1	4,317	1.8	4,088	1.8
Public utilities	8,074	3.0	4,229	1.8	3,671	1.6
Convertibles and bonds with warrants attached	—	NIL	—	NIL	—	NIL
All other corporate bonds	49,038	18.1	42,124	17.7	32,721	14.2
Certificates of deposit	1,306	0.5	1,360	0.6	1,360	0.6

Total fixed maturities(1)	181,830	67.0	133,470	56.1	159,404	69.1
Common and preferred stocks(2)	57,242	21.1	54,628	22.9	43,945	19.0
Mortgage, policy and student loans(3)	5,739	2.1	6,134	2.6	6,636	2.9
Other invested assets(4)	5,031	1.9	4,854	2.0	5,862	2.5
Real estate	—	NIL	46	NIL	46	NIL
Short-term investments(5)	21,487	7.9	39,151	16.4	15,013	6.5

Total investments	$271,329	100.0%	$238,283	100.0%	$230,906	100.0%

(1)	Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $175.7 million as of December 31, 2002, $132.2 million as of December 31, 2001, and $160.6 million as of December 31, 2000.

(2)	Equity securities are valued at market. Total cost of equity securities was $42.0 million as of December 31, 2002, $41.7 million as of December 31, 2001, and $32.1 million as of December 31, 2000.

(3)	Mortgage loans and policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated market value and those in which the Company has significant influence are accounted for using the equity method. Total cost of other invested assets was $5.3 million as of December 31, 2002, $5.1 million as of December 31, 2001 and $6.0 million as of December 31, 2000.

(5)	Short-term investments are valued at cost, which approximates market value.

      Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Average investments(1)	$246,704	$227,922	$222,369
Net investment income	13,793	14,141	15,320
Average yield on investments	5.59%	6.20%	6.89%
Realized investment gains, net	587	1,708	1,922

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters. Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.

Employees

      The Company and its subsidiaries employed 265 people at December 31, 2002.

Financial Information By Industry Segment

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than those in the corporate and other segment are from external sources. (See Note 14 of Notes to Consolidated Financial Statements.)

Executive Officers of the Registrant

      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2003, his name, age, positions with the Company, principal occupation, and business experience for the past five years and prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	79	Chairman of the Board	1974
Hilton H. Howell, Jr.	40	Director, President & CEO	1992
John G. Sample, Jr.	46	Senior Vice President & CFO	2002

      Officers are elected annually and serve at the discretion of the Board of Directors.

      Mr. Robinson has served as Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is a Director of Bull Run Corporation and Gray Television, Inc.

      Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992. Mr. Howell is the son-in-law of Mr. Robinson. He is also a Director of Bull Run Corporation and Gray Television, Inc.

      Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. He also serves in the following capacities at subsidiaries of the Company, Director of Georgia Casualty, Director of Association Casualty, and a Director of Bankers Fidelity Life Insurance Company. Prior to joining the Company in July 2002, he was a partner of Arthur Andersen LLP since 1990.

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

Item 2.     Properties

      Owned Properties. The Company owned two parcels of unimproved property consisting of a total of approximately seven acres located in Fulton and Washington Counties, Georgia. During 2002, the Company disposed of both properties.

      Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under leases which expire at various times from July 31, 2005 to May 31, 2012. Under the current terms of the leases, the Company occupies approximately 65,489 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and the largest shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

      American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires January 31, 2010. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

      Association Casualty leases space for its office in a building located in Austin, Texas. The lease term expires December 31, 2005. Under the terms of the lease, Association Casualty occupies 18,913 square feet.

      Self Insurance Administrators, Inc. (“SIA”) a non-insurance subsidiary of the Company, leases space for its office in a building located in Stone Mountain, Georgia. The lease term expires December 31, 2003. Under the terms of the lease, SIA, Inc. occupies 1,787 square feet.

Item 3.     Legal Proceedings

Litigation

      During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bid process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending the appeal. On March 4, 2003 the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern is entitled to vendor preference. The contract subject to dispute contractually terminates on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, it may have a material impact on the future results of operations of the Company.

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      The Company’s common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 20, 2003, there were 4,819 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported on the Nasdaq National Market.

Year Ending December 31	High	Low

2002
1st quarter	$2.67	$1.60
2nd quarter	2.73	1.87
3rd quarter	2.46	1.62
4th quarter	2.35	1.25
2001
1st quarter	$2.06	$1.63
2nd quarter	2.06	1.00
3rd quarter	2.31	0.75
4th quarter	3.10	1.00

      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are limited to the greater of 10% of accumulated statutory earnings or statutory net income before recognizing realized investment gains of the insurance subsidiaries without the prior approval of the Insurance Commissioner. The Company’s principal insurance subsidiaries had the following accumulated statutory earnings as of December 31, 2002: Georgia Casualty — $18.2 million, American

Southern — $32.7 million, Association Casualty — $17.9 million, Bankers Fidelity Life — $25.9 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2002, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities available for grant under these plans:

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan Category	warrants and rights	rights	the first column)

Equity compensation plans approved by security holders	1,113,000	$2.33	2,416,153
Equity compensation plans not approved by security holders	—(1)	—(1)	—(1)

Total	1,113,000	$2.33	2,416,153

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

Item 6.     Selected Financial Data

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Insurance premiums	$154,499	$145,589	$133,497	$107,594	$91,292
Investment income	14,011	14,317	15,552	12,724	11,499
Other income	1,148	1,694	1,287	1,172	366
Realized investment gains, net	587	1,708	1,922	2,831	2,909

Total revenue	170,245	163,308	152,258	124,321	106,066

Insurance benefits and losses incurred	109,109	106,896	97,628	78,162	60,845
Other expenses	58,033	52,159	49,874	42,237	36,518

Total benefits and expenses	167,142	159,055	147,502	120,399	97,363

Income before income taxes and cumulative effect of change in accounting principle	3,103	4,253	4,756	3,922	8,703
Income tax (benefit) expense	(498)	656	1,124	(6,988)	145

Income before cumulative effect of change in accounting principle	3,601	3,597	3,632	10,910	8,558
Cumulative effect of change in accounting principle(1)	(15,816)	—	—	—	—

Net income (loss)	$(12,215)	$3,597	$3,632	$10,910	$8,558

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.10	$.10	$.12	$.48	$.37
Cumulative effect of change in accounting principle(1)	(.74)	—	—	—	—

Net income (loss)	$(.64)	$.10	$.12	$.48	$.37

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.10	$.10	$.12	$.46	$.37
Cumulative effect of change in accounting principle(1)	(.73)	—	—	—	—

Net income (loss)	$(.63)	$.10	$.12	$.46	$.37

Tangible book value per common share(2)	$2.79	$2.49	$2.26	$2.14	$3.37
Common shares outstanding	21,374	21,246	21,157	21,027	19,120
Total assets	$423,493	$412,019	$375,777	$351,144	$273,131
Total long-term debt	$49,500	$44,000	$46,500	$51,000	$23,600
Total debt	$49,500	$44,000	$46,500	$51,000	$26,000
Total shareholders’ equity	$78,540	$87,526	$83,240	$78,948	$82,217

(1)	Represents a cumulative effect of change in accounting principle with respect to the adoption of Statement of Financial Accounting Standards No. 142 regarding goodwill.

(2)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Company”) and its subsidiaries for each of the three years in the period ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products it underwrites; although management is in the process of conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation.

Critical Accounting Estimates

      The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management’s initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material affect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

      Unpaid loss and loss adjustment expense comprise 43% of the Company liabilities at December 31, 2002. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to December 31, 2002, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2002 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to December 31, 2002. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses incurred prior to December 31, 2002 but not yet reported to the Company, and estimates of unpaid claims adjustment expenses are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for all lines of business, and when current results differ from the original assumptions used to develop such estimates; the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted.

      Future policy benefits comprise 14% of the Company’s total liabilities at December 31, 2002. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

      Deferred acquisition costs comprise 6% of the Company’s total assets at December 31, 2002. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

      Receivables are amounts due from reinsurers, insureds and agents and comprise 22% of the Company’s total assets at December 31, 2002. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

      Cash and investments comprise 69% of the Company’s total assets at December 31, 2002. Significantly all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain for an extended period of time. When an investment’s indicated market value has declined below its cost basis for a period of time, generally, not less than nine months, the Company, evaluates such investment for other than a temporary impairment. If an other than a temporary impairment is deemed to exist, then the Company may write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s Consolidated Statements of Operations.

      Deferred income taxes comprise less than 1% of the Company’s total assets at December 31, 2002. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

      Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding all of the Company’s significant accounting policies.

Overall Corporate Results

	2002	2001	2000

	(Dollars in thousands)
Revenues
Property and Casualty:
American Southern	$44,353	$43,779	$42,487
Association Casualty	26,619	29,668	23,290
Georgia Casualty	33,093	28,515	32,048

Total property and casualty	104,065	101,962	97,825
Life and Health:
Bankers Fidelity	65,276	60,244	53,587
Corporate and Other	904	1,102	846

Total Revenues	$170,245	$163,308	$152,258

Income before taxes and cumulative effect of change in accounting principle
Property and Casualty:
American Southern	$6,621	$6,796	$6,130
Association Casualty	(1,981)	(2,925)	256
Georgia Casualty	(178)	2,106	(1,084)

Total property and casualty	4,462	5,977	5,302
Life and Health:
Bankers Fidelity	4,065	3,370	4,371
Corporate and Other	(5,424)	(5,094)	(4,917)

Total income before taxes and cumulative effect of change in accounting principle	$3,103	$4,253	$4,756

      On a consolidated basis the Company had a net loss for 2002 of $12.2 million, or $.63 per diluted share. Net income was $3.6 million ($.10 per diluted share) in 2001 and $3.6 million ($.12 per diluted share) in 2000. The net loss for 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Reducing the reported net loss was a $1.3 million deferred income tax benefit related to a reduction of the Company’s tax net operating loss valuation allowance compared to a similar $0.8 million deferred income tax benefit in 2001 and $0.5 million benefit in 2000. The reduction of the valuation allowance is primarily the result of reassessments as to the realization of certain net operating loss carry forwards. Pre-tax income excluding charges related to accounting for goodwill, decreased from $5.1 million in 2001 to $3.1 million in 2002. The decline in pre-tax income for 2002 was primarily due to adverse development on prior years’ claims as well as a significant increase in the second injury trust fund and insolvency assessments, both in the casualty division.

      A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.

Underwriting Results

American Southern

      The following table summarizes American Southern’s premiums and underwriting ratios (dollars in thousands):

	2002	2001	2000

Gross written premiums	$48,713	$45,490	$47,643
Ceded premiums	(6,878)	(5,931)	(4,603)

Net written premiums	$41,835	$39,559	$43,040

Net earned premiums	$39,914	$39,023	$37,172
Net losses and loss adjustment expenses	26,353	26,069	26,185
Underwriting expenses	11,379	10,914	10,172

Underwriting income	$2,182	$2,040	$815

Loss ratio	66.0%	66.8%	70.4%
Expense ratio	28.5%	28.0%	27.4%

Combined ratio	94.5%	94.8%	97.8%

      Gross written premiums at American Southern increased 7.1% or $3.2 million during 2002. The increase in premiums is primarily attributable to significant rate increases, new business generated by established agents as well as premiums provided by new agency appointments. Also, in 2002, American Southern added one new state contract that contributed $1.1 million in written premiums. Offsetting this increase in gross written premiums was the loss of one of its state contracts in July, 2001, which had contributed approximately $2.0 million in written premiums during 2001. The loss of this particular contract resulted in a reduction in annualized premium for 2002 of approximately $4.0 million.

      Ceded premiums increased $0.9 million, or 16.0% during 2002. In 2002, American Southern experienced higher reinsurance rates; however, the increase in reinsurance is also due to several factors other than pricing. As American Southern premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. Further, included in 2001 was a state contract that accounted for $2.0 million in written premiums during 2001 for which there was no reinsurance. The contract was not renewed in 2002. Accordingly in 2002, there was a higher effective percent of premiums ceded to premiums written than in 2001.

      Gross written premiums at American Southern decreased $2.2 million, or 4.5% during 2001 primarily as a result of the loss of one of its state contracts discussed previously. In addition, the American Auto Club Insurance Agency (the “Agency”) produced lower than expected gross written premiums during 2001. The Agency is a joint venture between American Southern and the AAA of the Carolinas motor club. American Southern holds a 50% interest in the joint venture and underwrites the majority of the standard automobile business written by the Agency. The Agency was formed in 1998 to market personal automobile insurance to members of the auto club. This program, which began writing business in 1999, had gross written premiums of approximately $6.1 million for 2001, a decrease of $1.1 million or 15.3% from 2000.

      Ceded premiums at American Southern increased $1.3 million, or 28.9%, during 2001. The increase in ceded premiums was due to several factors. First, the pricing charged by reinsurance companies increased approximately 10% over 2000. In addition, American Southern’s premiums are determined and ceded as a percentage of earned premiums as opposed to written premiums, which resulted in an increase in ceded premiums during 2001. Lastly, the company accrued and paid $0.4 million in penalty premiums from a specific reinsurance agreement (the “Reinsurance Agreement”) to the reinsurer. The Reinsurance Agreement is related to certain program business and provides for additional penalty premiums based on losses. During 2000, there were no penalty premiums accrued by American Southern and, as a result, ceded premiums increased in 2001 over ceded premiums in 2000.

      In addition to the business written through the Agency, American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for American Southern. These contracts are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and of the Company. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment and appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending the appeal. On March 4, 2003 the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern is entitled to vendor preference. The contract subject to dispute contractually terminates on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, an adverse outcome may have a material adverse affect on the company’s financial position or results of operations. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from non-renewals of that contract or of other accounts.

      The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business (dollars in thousands):

	2002	2001	2000

Automobile liability	$22,748	$23,677	$22,795
Automobile physical damage	9,829	8,732	7,397
General liability	3,647	3,161	3,536
Property	3,627	3,386	3,383
Surety	63	67	61

Total earned premium	$39,914	$39,023	$37,172

      Net earned premiums for 2002 increased $0.9 million or 2.3% over 2001 primarily due to the factors discussed previously. In 2001, net earned premiums increased by 5.0% or 1.9 million. The increase in net earned premiums for 2001 was primarily attributable to higher gross written premium in 2000.

      The performance of an insurance company is often measured by the combined ratio. The combined ratio represents the percentage of losses, loss adjustment expenses and other expenses that are incurred for each dollar of premium earned by the company. A combined ratio of under 100% represents an underwriting profit while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned).

      The combined ratio for American Southern decreased from 94.8% in 2001 to a combined ratio of 94.5% in 2002. The loss ratio decreased to 66.0% in 2002 from 66.8% in 2001. During 2001, American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratio for 2001. Excluding the impact of the reserve redundancy recognized in 2001, the loss ratio in 2002 improved significantly over 2001 primarily due to lower than anticipated losses on the personal and commercial automobile lines of business. The expense ratio for 2002 increased slightly to 28.5% from 28.0% in 2001. The increase in the expense ratio in 2002 is a direct result of American Southern’s business structure. The majority of American Southern’s business is structured in such a way that the agents are rewarded or penalized based upon the loss ratio of the business they submit. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. As a result of this arrangement, in periods where losses and the loss ratio decrease, commission and underwriting expenses increase.

      The combined ratio for American Southern decreased from 97.8% in 2000 to a combined ratio of 94.8% in 2001. The loss ratio decreased from 70.4% in 2000 to 66.8% in 2001. American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratio for 2001. The increase in the expense ratio for 2001 to 28.0% from 27.4% in 2000 is a function of American Southern’s contractual arrangements that compensate the company’s agents in relation to the loss ratios of the business they write.

     Association Casualty

      The following table summarizes Association Casualty’s premiums and losses (dollars in thousands):

	2002	2001		2000

Gross written premiums	$26,786	$34,648		$24,967
Ceded premiums	(4,166)	(3,692)		(2,314)

Net written premiums	$22,620	$30,956		$22,653

Net earned premiums	$24,244	$25,711		$20,110
Net losses and loss adjustment expenses	20,402	23,613		15,799
Underwriting expenses	8,198	8,155	(1)	6,410	(1)

Underwriting loss	$(4,356)	$(6,057)		$(2,099)

Loss ratio	84.2%	91.8%		78.5%
Expense ratio	33.8%	31.7	%(1)	31.9	%(1)

Combined ratio	118.0%	123.5%		110.4%

(1)	Excludes the interest expense on an intercompany surplus note associated with the acquisition of Association Casualty.

      Gross written premiums at Association Casualty decreased $7.9 million, or 22.7% during 2002. The primary reasons for this decline were as follows: a cessation of writing accident and health policies in the first quarter of 2002 resulting in a $1.0 million decline in 2002 as compared to 2001; a $3.0 million decline in 2002 as a result of the company’s change late in 2000 and throughout 2001 in recognizing written premiums on an annualized basis instead of the installment method and; an extensive re-underwriting of the workers’ compensation book of business, which even after significant rate increases resulted in a decline in 2002 premiums. Association Casualty continues to increase rates on renewal business (approximately 17% in 2002) in addition to diversifying into commercial lines other than workers’ compensation such as general liability, property and automobile.

      Ceded premiums at Association Casualty increased $0.5 million, or 12.8% during 2002. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, it continues its transition to a commercial lines carrier. Association Casualty had net earned premiums in 2002 of $24.2 million, of which 78.2% was workers’ compensation compared to 88.6% during 2001. As Association Casualty diversifies into commercial lines other than workers’ compensation, ceded premiums have increased significantly primarily due to the higher reinsurance costs associated with these new lines of business.

      In 2001, gross written premiums at Association Casualty increased $9.7 million, or 38.8%. During the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method, resulting in a significant increase in gross written premiums. The impact to earned premiums was not significant. In addition, Association Casualty aggressively increased rates on renewal business, in some cases up to 30%. Association Casualty also increased business writings for general liability, property, automobile, and other commercial coverage to compliment its existing book of business

      The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business (dollars in thousands):

	2002	2001	2000

Workers’ compensation	$18,950	$22,784	$19,051
Business automobile	1,811	671	64
General liability	221	117	5
Property	3,080	1,001	81
Group accident and health	182	1,138	909

Total earned premium	$24,244	$25,711	$20,110

      The combined ratio for Association Casualty decreased from 123.5% in 2001 to 118.0% in 2002. The loss ratio decreased from 91.8% in 2001 to 84.2% in 2002. The decrease in the loss ratio is primarily attributable to the benefits of significant premium rate increases in addition to benefits from non-renewing its non-profitable workers’ compensation business as discussed previously. Association Casualty continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in the application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs and the need to provide for additional reserves. In 2002, Association Casualty strengthened its liabilities for losses and claims by $2.9 million compared to $1.8 million in 2001. Association Casualty continues to increase pricing and strengthen underwriting criteria to mitigate these, as well as other, costs. The expense ratio increased to 33.8% in 2002 from 31.7% in 2001, primarily as a result of the change in the book of business and the decline in earned premiums.

      The combined ratio for Association Casualty increased to 123.5% in 2001 from a combined ratio of 110.4% in 2000. The loss ratio increased to 91.8% in 2001 from 78.5% in 2000. The primary reason for the increase was attributable to adverse development on prior year losses, specifically accident year 2000. Additionally, loss reserves were reviewed and increased to levels deemed more appropriate by management. The expense ratio decreased from 31.9% in 2000 to 31.7% in 2001. The decline in the expense ratio is primarily attributable to the increase in earned premiums and only a moderate increase in fixed expenses.

     Georgia Casualty

      The following table summarizes Georgia Casualty’s premiums and losses (dollars in thousands):

	2002	2001	2000

Gross written premiums	$52,406	$40,966	$35,031
Ceded premiums	(17,889)	(15,702)	(3,925)

Net written premiums	$34,517	$25,264	$31,106

Net earned premiums	$29,744	$25,579	$28,576
Net losses and loss adjustment expenses	19,950	17,644	22,192
Underwriting expenses	13,321	8,765	10,940

Underwriting loss	$(3,527)	$(830)	$(4,556)

Loss ratio	67.1%	69.0%	77.7%
Expense ratio	44.8%	34.3%	38.3%

Combined ratio	111.9%	103.3%	116.0%

      Gross written premiums at Georgia Casualty increased $11.4 million, or 27.9%, in 2002. The increase in premiums is primarily attributable to rate increases on renewal business of approximately 16% coupled with new business produced by existing agents. The majority of the growth occurred in the package policies, while the workers’ compensation line of business experienced a modest growth.

      Ceded premiums at Georgia Casualty increased $2.2 million, or 13.9%, in 2002. The increase in ceded premiums is primarily due to an overall increase in rates charged to reinsure the business as well as the growth experienced by the company. The 40% quota share reinsurance agreement that Georgia Casualty incepted in 2001 for premium growth and surplus protection was reduced to a 30% quota share on January 1, 2002. From this initiative, premiums ceded under the quota share agreement decreased $3.4 million during 2002 also resulting in a lower effective percent of premium ceded to premium written.

      Gross written premiums at Georgia Casualty increased $5.9 million, or 16.9%, in 2001 as compared to 2000. The increase in gross written premiums was attributable to significant rate increases, new business with established agents in addition to the premiums generated from new agency appointments.

      The increase in ceded premiums of $11.8 million during 2001 was the result of a 40% quota share reinsurance agreement that the company put into place in 2001. This reinsurance contract was terminated on December 31, 2002.

      The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business (dollars in thousands):

	2002	2001	2000

Workers’ compensation	$10,592	$10,744	$16,741
Business automobile	7,388	5,412	4,918
General liability	1,761	2,610	2,531
Property	10,003	6,813	4,386

Total earned premium	$29,744	$25,579	$28,576

      Net earned premiums increased $4.2 million, or 16.3%, during 2002 primarily due to the factors discussed previously. Partially offsetting the increase in net earned premiums for 2002 was an increase in ceded earned premiums under the quota share agreement. While the cession for the quota share has been reduced from 40% in 2001 to 30% in 2002, the bulk of the written premiums ceded under this agreement during 2001 were recognized in 2002. As presented in the table above, Georgia Casualty continues to diversify its book of business into commercial lines other than workers’ compensation, repositioning the company as a one–stop commercial lines carrier. Furthermore, the company is attempting to spread its geographical exposure by reducing it concentration in Georgia and expanding in other key southeastern states such as Tennessee, Kentucky and North Carolina.

      Net earned premiums declined $3.0 million, or 10.5%, during 2001 as compared to 2000 primarily due to the quota share reinsurance agreement.

      The combined ratio for Georgia Casualty increased to 111.9% in 2002 from 103.3% in 2001. The loss ratio decreased slightly from 69.0% in 2001 to 67.1% in 2002. The decrease in the loss ratio is attributable to rate increases, continued focus on underwriting actions, and strong partnerships within the Georgia Casualty agency force. The expense ratio increased to 44.8% in 2002 from 34.3% in 2001 primarily due to an overall increase in operating expenses resulting from significant business growth in addition to state assessments, specifically second injury trust fund and insolvency assessments. In 2002 the company expensed $2.2 million for such assessments compared to $0.9 million in 2001.

      In 2001, the combined ratio for Georgia Casualty decreased from 116.0% in 2000 to 103.3%. The loss ratio declined from 77.7% in 2000 to 69.0% in 2001. During 2000, a comprehensive review of all loss reserves and open claims was performed, which resulted in reserve adjustments and consequently, an unusually high loss ratio for 2000. In addition, the decrease was also attributable to the benefits of significant premium rate increases. The expense ratio decreased from 38.3% in 2000 to 34.3% in 2001 primarily as a result of the ceding commission the company is receiving from the quota share contract put into place during 2001.

     Bankers Fidelity

      The following summarizes, for the periods indicated, Bankers Fidelity’s premiums and operating expenses (dollars in thousands):

	2002	2001	2000

Medicare supplement	$42,298	$38,268	$31,295
Other health products	2,878	2,912	2,899
Life insurance	15,421	14,096	13,445

Total earned premium	$60,597	$55,276	$47,639

Insurance benefits and losses	$42,404	$39,570	$33,452
Underwriting expenses	18,807	17,304	15,764

Total expenses	$61,211	$56,874	$49,216

      Premium revenue at Bankers Fidelity increased $5.3 million, or 9.6%, during 2002. The most significant increase in premium was in the Medicare supplement line of business, which increased $4.0 million, or 10.5%. Bankers Fidelity has continued to expand its market presence throughout the Southeast, the Mid-Atlantic, particularly Pennsylvania, and in the western United States. During 2002, Bankers Fidelity generated additional Medicare supplement premium revenue in the state of Pennsylvania of approximately $1.7 million. In addition, in both 2002 and 2001, rate increases have been implemented in varying amounts by state and type of plan. Significant rate increases in 2001 have resulted in increased revenue and profitability in 2002, thereby requiring smaller rate increases in 2002 than those experienced in 2001. Additionally, the Life insurance line of business increased $1.3 million or 9.4% primarily due to $1.2 million in single premium life sales. Bankers Fidelity, in an agreement with the UFCW Health and Welfare Fund will provide varying amounts of whole life insurance to certain former Cub Food workers.

      Premium revenue at Bankers Fidelity for 2001 increased $7.6 million, or 16.0%, over 2000 results. The most significant increase in premiums arose in the Medicare supplement line of business, which increased 22.3% during 2001. During 2000 and 2001, Bankers Fidelity implemented rate increases on the Medicare supplement product, in some cases up to 30%, which were reflected in the 2001 increases for premium revenues.

      The increase in both “benefits and losses” and “underwriting expenses” during 2002 and 2001 is primarily attributable to the increase in premiums for those periods. As a percentage of premiums, benefits and losses were 70.0% in 2002 compared to 71.6% in 2001 and 70.2% in 2000. The increase in the loss ratio in 2001 was primarily due to continued aging of the life business and higher medical costs than expected for the health business. Rate increases implemented by the company on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

      Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to add new business. As a percentage of premiums, commissions and underwriting expenses were 31.0% in 2002 compared to 31.3% in 2001 and 33.1% in 2000.

Investment Income and Realized Gains

      Investment income for 2002 of $14.0 million decreased $0.3 million, or 2.1%, from 2001. The decrease in investment income during 2002 is primarily attributable to decreased interest rates. During both years, the decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities being redeemed by the issuers prior to maturity. The proceeds received from the early redemptions of these fixed income securities were reinvested at a lower yield, and as a result, investment income decreased during 2002. In addition, the Company’s equity investment in its joint venture with

AAA of the Carolinas was reduced by $0.4 million in 2002 to reflect lower than expected premium production and higher expenses compared to a decrease of $0.2 million in the equity investment during 2001.

      Investment income for 2001 of $14.3 million decreased $1.2 million, or 7.9%, from 2000. The decrease in investment income was primarily due to decreasing interest rates discussed previously. Also contributing to the decrease in 2001 was a significant gain in a real estate partnership the Company benefited from during 2000. The investment, which is accounted for under the equity method, sold several pieces of property resulting in income of approximately $0.4 million.

      Realized investment gains were $0.6 million in 2002, $1.7 million in 2001, and $1.9 million in 2000. Management is continually evaluating the Company’s investment portfolio and will periodically divest appreciated investments as deemed appropriate.

Interest Expense

      In 2002, interest expense decreased $0.7 million to $2.6 million from $3.2 million in 2001. The decrease in interest expense is primarily due to a decline in interest rates. The base interest rate during 2002, which is three-month LIBOR, decreased from prevailing three-month LIBOR rates in 2001. The interest rates on the Company’s debt generally are variable and tied to LIBOR. Additionally, the Company’s average debt levels during 2002 were lower as compared to 2001. The reduction in average debt levels, along with decreasing interest rates, accounts for the decrease in 2002.

      Interest expense decreased from $4.4 million in 2000 to $3.2 million in 2001. During 2000, and in the first nine months of 2001, the Company paid down $7.0 million on its $30.0 million revolving credit facility, leaving $19.0 million outstanding under this facility at December 31, 2001. This debt, coupled with the $25.0 million in variable rate demand bonds issued during the second quarter of 1999, brought the total debt to $44.0 million at December 31, 2001, down from $50.0 million at the end of 2000. In addition, the base interest rate in 2001, three-month LIBOR, decreased from prevailing three-month LIBOR rates in 2000. The interest rate on a portion of the revolver and the bonds is variable and is tied to LIBOR. The reduction in debt, along with decreasing interest rates accounts for the decrease in 2001. On March 21, 2001, the Company entered into an interest rate swap agreement for a notional principal amount of $15.0 million to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity.

Other Expenses

      Other expenses (commissions, underwriting expenses, and other expenses) increased $6.5 million, or 13.4%, in 2002, primarily due to a significant increase in acquisition costs related to new business. In addition, the Company experienced an overall increase in operating expenses, specifically in salaries and state assessments both of which increased $1.3 million as compared to 2001. Also contributing to the increase in other expenses was a decrease of $1.4 million in the ceding commission Georgia Casualty is receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement on January 1, 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.9% in 2002 from 33.6% in 2001.

      Other expenses (commissions, underwriting expenses, and other expenses) increased $3.5 million or 7.6% in 2001. The increase in other expenses was primarily due to the following factors. First, beginning in the fourth quarter of 2000, Association Casualty began recognizing written premiums on an annualized basis instead of using the installment method thus increasing reported commissions and premium taxes in conjunction with written premiums. In 2001, Association Casualty also experienced an increase in overall operating expenses as it sought to diversify into commercial lines of business other than workers’ compensation. In addition, Bankers Fidelity’s commissions increased significantly as a result of additional premium from new business. Lastly, during 2000, the bad debt reserve was reduced by $0.5 million due to projected improvements on the collectibility of certain receivables. Partially offsetting this increase in other expenses was a significant reduction in commission expense American Southern paid on one of its larger accounts in addition to the ceding commission Georgia Casualty is receiving from the quota share contract. On a consolidated basis, as a percentage of earned premiums, other expenses decreased from 34.1% in 2000 to 33.6% in 2001.

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

      Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2002, the Company’s insurance subsidiaries had statutory surplus of $94.7 million.

      The Company provides certain administrative, purchasing and other services for each of its subsidiaries. The amount charged to and paid by the subsidiaries was $8.7 million, $8.4 million, and $7.6 million in 2002, 2001, and 2000, respectively. In addition, the Company has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.8 million, $1.3 million and $1.0 million was paid to the Company under the tax sharing agreement in 2002, 2001, and 2000, respectively. Dividends were paid to Atlantic American by one of its subsidiaries totaling $5.1 million in 2002, $4.6 million in 2001, and $3.6 million in 2000. As a result of the Company’s tax loss carryforwards, which totaled approximately $21.1 million at December 31, 2002, it is anticipated that the tax sharing agreement will provide the Company with additional funds with which to meet its cash flow obligations.

      At December 31, 2001, the Company’s $44.0 million of borrowings consisted of $19.0 million outstanding on a revolving credit facility (“the Revolving Credit Facility”) with Wachovia Bank, N.A. (“Wachovia”) and $25.0 million outstanding of Series 1999, Variable Rate Demand Bonds (the “Bonds”). The Revolving Credit Facility provided for borrowings up to $30.0 million with an interest rate fixed, at the Company’s option, for a period of one, three, six or twelve months and based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Interest was payable quarterly and all outstanding principal due on June 30, 2004 with no principal payments required prior to that time. The interest rate at December 31, 2001, including the applicable margin of 2.50%, was 6.35%. The Bonds due July 1, 2009, were redeemable at the Company’s option and provided for interest at a variable rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia. The cost of the letter of credit and its associated fees were 2.50%, making the effective rate on the Bonds LIBOR plus 2.5%. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The effective interest rate on the Bonds, along with the related fees, at December 31, 2001 was 4.63%.

      On April 2, 2002, in accordance with a December 31, 2001 amendment to the Revolving Credit Facility with Wachovia, the Company consolidated amounts outstanding on its Revolving Credit Facility and the Bonds into a single term loan (“Term Loan”), which will mature on June 30, 2004. The Company is required to repay the principal of the Term Loan in annual installments in the amount of $2.0 million on or before each of December 31 of 2002 and 2003, together with one final installment at maturity in 2004. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined in the loan agreement, to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations.

      On December 4, 2002, the Company participated in a pooled private placement offering of trust preferred securities. In that offering, the Company issued to a Connecticut statutory trust, which was created and is controlled by the Company (the “Trust”), approximately $18.0 million in thirty year subordinated debentures, and the Trust sold $17.5 million of trust preferred securities to third party investors. The trust preferred securities have an interest rate equivalent to the three-month LIBOR rate plus 4.00%, which was 5.42% at December 31, 2002; and interest is payable quarterly in arrears. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the balance on the Term Loan and approximately $4.7 million was contributed to certain of the Company’s subsidiaries in the form of capital contributions and settlement of intercompany tax obligations. The trust preferred securities have a maturity of thirty years and are callable, in whole or in part, only at the option of the Company, after five years and then quarterly thereafter. The principal asset of the Trust is $18.0 million of the Parent Company’s subordinated debentures with identical rates of interest and maturities as the trust preferred securities. The obligations of the Parent Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent Company of the Trusts’ obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payment on the related trust preferred securities. In connection with the offering of the trust preferred securities, the Term Loan was modified to provide for the issuance of such securities.

      As of December 31, 2002, the Company had approximately $32.0 million in outstanding borrowings under the Term Loan, which matures on June 30, 2004. The Company intends to pay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

      The Company also has outstanding $15.9 million of preferred stock issued to affiliates. The preferred stock accrues a dividend of 9.0% per year, and at December 31, 2002 the Company had accrued but unpaid dividends on the preferred stock totaling $8.4 million.

      Net cash provided by operating activities totaled $13.8 million in 2002, $15.8 million in 2001 and $16.7 million in 2000. Cash and short-term investments at December 31, 2002 were $41.6 million and are believed to be more than sufficient to meet the Company’s near-term needs.

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

New Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 on January 1, 2002 and accordingly goodwill and indefinite lived intangible assets are no longer amortized but are subject to impairment tests in accordance with the statement. Intangible assets with finite lives continue to be amortized over their useful lives, which is no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test requires goodwill to be allocated to reporting units. The fair value of the reporting unit is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist. The implied fair value of the goodwill is then compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The impact of adopting SFAS 142 resulted in an impairment loss of $15,816 in the casualty division; and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s 2002 results of operations. The following presents the impact on net income (loss) and net income per share had SFAS 142 been in effect for 2001 and 2000 (dollars in thousands except per share amounts).

	December 31,

	2002	2001	2000

Net income (loss)	$(12,215)	$3,597	$3,632
Add back: Impairment loss	15,816	—	—
Add back: Goodwill amortization	—	802	798

Adjusted net income	$3,601	$4,399	$4,430

Adjusted net income per common share (basic and diluted)	$.10	$14	$.15

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long lived assets and is effective for fiscal periods commencing after June 15, 2002. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company’s financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed of” (“SFAS 121”), and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30 “Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is to be considered as held for sale and broadens the presentation of discontinued operations. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material effect on the Company’s financial condition or results of operations.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS 148 did not have a material effect on the Company’s financial condition or results of operations.

      The FASB has also issued FASB Interpretation Nos. 45 and 46, which address Guarantor’s Accounting and Disclosure Requirements for Guarantees and Consolidation of Variable Interest Entities, respectively. The Company believes that the adoption of these Interpretations will not have a material effect on the Company’s financial condition or results of operations.

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

Interest Rate and Market Risk

      Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To manage this risk, the Company invests in high quality bonds and monitors levels of investments in securities that are directly linked to loans or mortgages.

      The Company is also subject to risk from changes in equity prices. Atlantic American owned $16.1 million of common stock of Wachovia Corporation at December 31, 2002. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $1.0 million to shareholders’ equity.

      The interest rate on the Company’s debt is tied to LIBOR. During 2001, the Company entered into an interest rate swap agreement with Wachovia Bank, N.A. to hedge its interest rate risk on a portion of its outstanding borrowings. (See Note 7 of Notes to Consolidated Financial Statements). A 100 basis point increase in the LIBOR would result in an additional $0.3 million in interest expense.

      The table below summarizes the estimated fair values that might result from changes in interest rates of the Company’s bond portfolio:

	+200bp	+100bp	Fair value	-100bp	-200bp

	(Dollars in thousands)
December 31, 2002	$169,123	$179,311	$181,830	$190,992	$195,996
December 31, 2001	$122,347	$128,168	$133,470	$138,642	$141,788

      The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	-10%	-20%

	(Dollars in thousands)
December 31, 2002
Investment in Wachovia Corporation	$19,354	$17,741	$16,128	$14,515	$12,902
Other equity holdings	49,336	45,225	41,114	37,003	32,892

Total equity holdings	$68,690	$62,966	$57,242	$51,518	$45,794

December 31, 2001
Investment in Wachovia Corporation	$17,220	$15,785	$14,350	$12,915	$11,480
Other equity holdings	48,334	44,306	40,278	36,250	32,222

Total equity holdings	$65,554	$60,091	$54,628	$49,165	$43,702

      The interest rate on the Company’s debt is variable and tied to LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense. The impact of the changes in interest rates at December 31, 2002 includes the impact of the interest rate swap agreement the Company entered into on March 21, 2001, discussed previously.

	Interest Expense			Interest Expense

	+200bp	+100bp	Debt	-100bp	-200bp

	(Dollars in thousands)
December 31, 2002	$690	$345	$49,500	$(345)	$(690)
December 31, 2001	$580	$290	$44,000	$(290)	$(580)

Deferred Taxes

      At December 31, 2002, the Company had a net deferred tax asset of $0.7 million, comprised of a deferred tax asset of $18.4 million, a deferred tax liability of $13.9 million and a valuation allowance of $3.8 million. The valuation allowance was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the deferred income tax benefits relating to these carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has a formal tax-sharing agreement and files a consolidated income tax return with its subsidiaries.

Item 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Atlantic American Corporation:

      We have audited the accompanying consolidated balance sheet of ATLANTIC AMERICAN CORPORATION and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the 2002 financial statement schedules listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2002 financial statements and financial statement schedules based on our audit. The financial statements and financial statement schedules of the Company as of December 31, 2001, and for each of the years in the two-year period then ended, before the inclusion of the disclosures discussed in Note 1 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2001 and 2000 financial statement schedules, when considered in relation to the 2001 and 2000 basic financial statements taken as a whole, fairly state, in all material respects the financial data required to be set forth therein, in their report dated March 25, 2002.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion the 2002 consolidated financial statements present fairly, in all material respects, the financial position of ATLANTIC AMERICAN CORPORATION and subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statement schedules, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

      As discussed above, the financial statements of ATLANTIC AMERICAN CORPORATION and subsidiaries as of December 31, 2001 and for each of the years in the two-year period then ended, were audited by other auditors who have ceased operations. As described in Note 1, those financial statements have been revised to include pro forma disclosures required by SFAS No. 142. We audited the transitional SFAS No. 142 disclosures as described in Note 1. Our procedures included proving the arithmetic accuracy of adjusted net income and adjusted net income per common share (basic and diluted) as included within the pro forma disclosures. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 26, 2003

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

      We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

March 25, 2002

      THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ATLANTIC AMERICAN CORPORATION’S FILING ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands,
	except share and per
	share data)
ASSETS
Cash and cash equivalents, including short-term investments of $21,487 and $39,151 in 2002 and 2001, respectively	$41,638	$68,846
Investments	249,842	199,132
Receivables:
Reinsurance	49,875	48,946
Other, net of allowance for doubtful accounts of $1,121 and $1,119 in 2002 and 2001, respectively	42,897	39,055
Deferred income taxes, net	667	2,294
Deferred acquisition costs	25,922	24,681
Other assets	9,644	10,241
Goodwill	3,008	18,824

Total assets	$423,493	$412,019

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$256,646	$243,199
Accounts payable and accrued expenses	38,807	37,294
Debt payable	49,500	44,000

Total liabilities	344,953	324,493

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 50,000,000 shares authorized in 2002 and 30,000,000 shares authorized in 2001; 21,412,138 shares issued in 2002 and 2001 and 21,374,370 shares outstanding in 2002 and 21,245,711 shares outstanding in 2001	21,412	21,412
Additional paid-in capital	55,204	56,606
Retained earnings (accumulated deficit)	(11,270)	1,097
Unearned compensation	(30)	—
Accumulated other comprehensive income	13,143	8,748
Treasury stock, at cost, 37,768 shares in 2002 and 166,427 shares in 2001	(78)	(496)

Total shareholders’ equity	78,540	87,526

Total liabilities and shareholders’ equity	$423,493	$412,019

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share data)
Revenue:
Insurance premiums	$154,499	$145,589	$133,497
Investment income	14,011	14,317	15,552
Other income	1,148	1,694	1,287
Realized investment gains, net	587	1,708	1,922

Total revenue	170,245	163,308	152,258

Benefits and expenses:
Insurance benefits and losses incurred	109,109	106,896	97,628
Commissions and underwriting expenses	43,757	37,317	36,677
Interest expense	2,562	3,234	4,408
Other	11,714	11,608	8,789

Total benefits and expenses	167,142	159,055	147,502

Income before income taxes and cumulative effect of change in accounting principle	3,103	4,253	4,756
Income tax (benefit) expense	(498)	656	1,124

Income before cumulative effect of change in accounting principle	3,601	3,597	3,632
Cumulative effect of change in accounting principle	(15,816)	—	—

Net income (loss)	(12,215)	3,597	3,632
Preferred stock dividends	(1,431)	(1,431)	(1,206)

Net income (loss) applicable to common stock	$(13,646)	$2,166	$2,426

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.10	$.10	$.12
Cumulative effect of change in accounting principle	(.74)	—	—

Net income (loss)	$(.64)	$.10	$.12

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.10	$.10	$.12
Cumulative effect of change in accounting principle	(.73)	—	—

Net income (loss)	$(.63)	$.10	$.12

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained		Accumulated
			Additional	Earnings		Other
	Preferred	Common	Paid-In	(Accumulated	Unearned	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Compensation	Income	Stock	Total

	(Dollars in thousands, except share data)
Balance, December 31, 1999	$134	$21,412	$55,677	$(4,558)	$—	$7,836	$(1,553)	$78,948
Comprehensive income:
Net income	—	—	—	3,632	—	—	—	3,632
Decrease in unrealized investment gains	—	—	—	—	—	(1,563)	—	(1,563)
Deferred income tax attributable to other comprehensive loss	—	—	—	—	—	547	—	547

Total comprehensive income	—	—	—	—	—	—	—	2,616
Issuance of 25,000 shares of preferred stock	25	—	2,475	—	—	—	—	2,500
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	—	(1,206)
Deferred share compensation expense	—	—	51	—	—	—	—	51
Purchase of 33,206 shares for treasury	—	—	—	—	—	—	(79)	(79)
Issuance of 163,670 shares for employee benefit plans and stock options	—	—	—	(322)	—	—	732	410

Balance, December 31, 2000	159	21,412	56,997	(1,248)	—	6,820	(900)	83,240
Comprehensive income:
Net income	—	—	—	3,597	—	—	—	3,597
Increase in unrealized investment gain	—	—	—	—	—	3,498	—	3,498
Fair value adjustment to interest rate swap	—	—	—	—	—	(532)	—	(532)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(1,038)	—	(1,038)

Total comprehensive income	—	—	—	—	—	—	—	5,525
Dividends accrued on preferred stock	—	—	(436)	(995)	—	—	—	(1,431)
Deferred share compensation expense	—	—	45	—	—	—	—	45
Purchase of 5,999 shares for treasury	—	—	—	—	—	—	(11)	(11)
Issuance of 94,460 shares for employee benefit plans and stock options	—	—	—	(257)	—	—	415	158

Balance, December 31, 2001	159	21,412	56,606	1,097	—	8,748	(496)	87,526
Comprehensive loss:
Net loss	—	—	—	(12,215)	—	—	—	(12,215)
Increase in unrealized investment gains	—	—	—	—	—	7,144	—	7,144
Fair value adjustment to interest rate swap	—	—	—	—	—	(382)	—	(382)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,367)	—	(2,367)

Total comprehensive loss	—	—	—	—	—	—	—	(7,820)
Dividends accrued on preferred stock	—	—	(1,431)	—	—	—	—	(1,431)
Deferred share compensation expense	—	—	41	—	—	—	—	41
Restricted stock grants	—	—	(12)	—	(66)	—	78	—
Amortization of unearned compensation	—	—	—	—	36	—	—	36
Purchase of 23,736 shares for treasury	—	—	—	—	—	—	(44)	(44)
Issuance of 152,395 shares for employee benefit plans and stock options	—	—	—	(152)	—	—	384	232

Balance, December 31, 2002	$159	$21,412	$55,204	$(11,270)	$(30)	$13,143	$(78)	$78,540

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(12,215)	$3,597	$3,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	15,816	—	—
Amortization of deferred acquisition costs	17,610	16,892	15,804
Acquisition costs deferred	(18,851)	(18,175)	(18,804)
Realized investment gains, net	(587)	(1,708)	(1,922)
Increase in insurance reserves and policyholder funds	13,447	18,035	20,019
Compensation expense related to share awards	77	45	51
Depreciation and amortization	924	1,680	1,744
Deferred income tax (benefit) expense	(621)	507	1,007
Increase in receivables, net	(4,226)	(12,402)	(8,584)
Increase in other liabilities	1,926	12,681	3,617
Other, net	477	(5,305)	142

Net cash provided by operating activities	13,777	15,847	16,706

Cash flows from investing activities:
Proceeds from investments sold	7,282	39,122	3,447
Proceeds from investments matured, called or redeemed	54,838	94,098	11,877
Investments purchased	(107,371)	(109,249)	(31,290)
Additions to property and equipment	(452)	(930)	(619)
Acquisition of Association Casualty	—	(128)	(94)

Net cash (used in) provided by investing activities	(45,703)	22,913	(16,679)

Cash flows from financing activities:
Net proceeds from issuance of trust preferred securities	16,974	—	—
Proceeds from issuance of Series C Preferred Stock	—	750	1,750
Preferred stock dividends	(225)	(225)	—
Proceeds from exercise of stock options	13	158	410
Purchase of treasury shares	(44)	(11)	(79)
Repayments of debt	(12,000)	(2,500)	(4,500)

Net cash provided by (used in) financing activities	4,718	(1,828)	(2,419)

Net (decrease) increase in cash and cash equivalents	(27,208)	36,932	(2,392)
Cash and cash equivalents at beginning of year	68,846	31,914	34,306

Cash and cash equivalents at end of year	$41,638	$68,846	$31,914

Supplemental cash flow information:
Cash paid for interest	$2,282	$3,394	$4,170

Cash paid for income taxes	$113	$176	$166

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

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

      At December 31, 2002, the Company had five insurance subsidiaries, including Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to three non-insurance subsidiaries, Association Risk Management General Agency, Inc., Self-Insurance Administrators, Inc. (“SIA, Inc.”) and Atlantic American Statutory Trust I (“Trust”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are collectively known as “Association Casualty”.

Premium Revenue and Cost Recognition

      Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue ratably over the contract period. Benefits and expenses are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The Company provides for insurance benefits and losses on accident, health, and casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 on January 1, 2002 and accordingly goodwill and indefinite lived intangible assets are no longer amortized but are subject to impairment tests in accordance with the statement. Intangible assets with finite lives continue to be amortized over their useful lives, which is no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test requires goodwill to be allocated to reporting units. The fair value of the reporting unit is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist. The implied fair value of the goodwill is then compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The impact of adopting SFAS 142 resulted in an impairment loss of $15,816 in the casualty division; and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s 2002 results of operations. The following presents the impact on net income (loss) and net income per share had SFAS 142 been in effect for 2001 and 2000.

	December 31,

	2002	2001	2000

Net income (loss)	$(12,215)	$3,597	$3,632
Add back: Impairment loss	15,816	—	—
Add back: Goodwill amortization	—	802	798

Adjusted net income	$3,601	$4,399	$4,430

Adjusted net income per common share (basic and diluted)	$.10	$.14	$.15

Investments

      All of the Company’s debt and equity securities are classified as available for sale and are carried at market value. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures; those which are publicly traded are carried at estimated market value and those for which the Company has the ability to exercise significant influence (“equity investees”) are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated net realizable value, which becomes the new cost basis. In evaluating impairment, the Company considers, among other factors, the expected holding period, the nature of the investment and the prospects for the company and its industry. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets, are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

Income Taxes

      Deferred income taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates as those changes are enacted. The provision for income taxes represents the total amount of income taxes due related to the current year, plus the change in deferred taxes during the year. A valuation allowance is recognized if, based on management’s assessment of the relevant facts, it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings Per Common Share

      Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated for stock options and share awards outstanding using the treasury stock method and assumed conversion of the Series B and C Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Stock Options

      Stock options are reported under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees instead of the fair value approach recommended in Statement No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no stock-based employee compensation cost is reflected in net income, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	2002(1)	2002(2)	2001(2)	2000(2)

Income (loss):
As reported	$3,601	$(12,215)	$3,597	$3,632
Pro forma	3,331	(12,485)	3,398	3,480
Basic earnings (loss) per common share:
As reported	$.10	$(.64)	$.10	$.12
Pro forma	.09	(.65)	.09	.11
Diluted earnings (loss) per common share:
As reported	$.10	$(.63)	$.10	$.12
Pro forma	.09	(.64)	.09	.11

(1)	Based on income before cumulative effect of change in accounting principle.

(2)	Based on net income (loss).

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long lived assets and is effective for fiscal periods commencing after June 15, 2002. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The Company believes that the adoption of SFAS 143 will not have a material effect on the Company’s financial condition or results of operations.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long Lived-Assets to be Disposed of” (“SFAS 121”), and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30 “Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions.” SFAS 144 establishes criteria beyond that previously specified in SFAS 121 to determine when a long-lived asset is to be considered as held for sale and broadens the presentation of discontinued operations. The Company adopted SFAS 144 on January 1, 2002. The adoption did not have a material effect on the Company’s financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will not have a material effect on the Company’s financial condition or results of operations.

      The FASB has also issued FASB Interpretation Nos. 45 and 46, which address Guarantor’s Accounting and Disclosure Requirements for Guarantees and Consolidation of Variable Interest Entities, respectively. The Company believes that the adoption of these interpretations will not have a material effect on the Company’s financial condition or the results of operations.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs and insurance reserves, among others, and actual results could differ from management’s estimates.

Note 2.     Investments

      Investments are comprised of the following:

	2002

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Bonds:
U. S. Treasury Securities and Obligations of U. S. Government Corporations and Agencies	$114,307	$3,753	$—	$110,554
Obligations of states and political subdivisions	3,064	121	—	2,943
Corporate securities	58,418	2,996	977	56,399
Mortgage-backed securities (government guaranteed)	6,041	265	—	5,776

	181,830	7,135	977	175,672
Common and preferred stocks	57,242	15,987	787	42,042
Other invested assets	5,031	—	224	5,255
Mortgage loans (estimated fair value of $4,127)	3,330	—	—	3,330
Policy and student loans	2,409	—	—	2,409

Investments	249,842	23,122	1,988	228,708
Short-term investments	21,487	—	—	21,487

Total investments	$271,329	$23,122	$1,988	$250,195

	2001

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Bonds:
U. S. Treasury Securities and Obligations of U. S. Government Corporations and Agencies	$72,875	$1,164	$136	$71,847
Obligations of states and political subdivisions	4,317	71	57	4,303
Corporate securities	47,713	790	802	47,725
Mortgage-backed securities (government guaranteed)	8,565	198	—	8,367

	133,470	2,223	995	132,242
Common and preferred stocks	54,628	14,640	1,670	41,658
Other invested assets	4,854	—	208	5,062
Mortgage loans (estimated fair value of $4,126)	3,421	—	—	3,421
Policy and student loans	2,713	—	—	2,713
Real estate	46	—	—	46

Investments	199,132	16,863	2,873	185,142
Short-term investments	39,151	—	—	39,151

Total investments	$238,283	$16,863	$2,873	$224,293

      Bonds and short-term investments having an amortized cost of $16,166 and $15,925 were on deposit with insurance regulatory authorities at December 31, 2002 and 2001, respectively, in accordance with statutory requirements.

      The amortized cost and carrying value of bonds and short-term investments at December 31, 2002 by contractual maturity are as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Amortized
	Value	Cost

Due in one year or less	$31,711	$31,561
Due after one year through five years	21,587	20,393
Due after five years through ten years	33,044	31,122
Due after ten years	110,934	108,307
Varying maturities	6,041	5,776

Totals	$203,317	$197,159

      Investment income was earned from the following sources:

	2002	2001	2000

Bonds	$10,111	$10,530	$10,882
Common and preferred stocks	3,001	2,438	2,470
Mortgage loans	311	323	333
Short-term investments	458	1,071	849
Other	130	(45)	1,018

Total investment income	14,011	14,317	15,552
Less investment expenses	(218)	(176)	(232)

Net investment income	$13,793	$14,141	$15,320

      A summary of realized investment gains (losses) follows:

	2002

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$565	$293	$5	$863
Losses	(270)	(6)	—	(276)

Total realized investment gains (losses) net	$295	$287	$5	$587

	2001

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$1,189	$927	$—	$2,116
Losses	(289)	(27)	(92)	(408)

Total realized investment gains (losses) net	$900	900	$(92)	$1,708

	2000

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$1,907	$52	$—	$1,959
Losses	(11)	(26)	—	(37)

Total realized investment gains (losses) net	$1,896	$26	$—	$1,922

      Proceeds from the sale of common and preferred stocks, bonds and other investments are as follows:

	2002	2001	2000

Common and preferred stocks	$1,369	$18,194	$2,595
Bonds	5,057	19,717	—
Student loans	304	385	651
Other investments	552	826	201

Total proceeds	$7,282	$39,122	$3,447

      The Company’s investment in the common stock of Wachovia Corporation exceeds 10% of shareholders’ equity at December 31, 2002. The carrying value of this investment at December 31, 2002 was $16,128 with a cost basis of $3,470.

      The Company’s bond portfolio included 99% investment grade securities at December 31, 2002 as defined by the National Association of Insurance Commissioners (“NAIC”).

Note 3.     Insurance Reserves and Policyholder Funds

      The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			in Force

	2002	2001	2002	2001

Future policy benefits
Life insurance policies:
Ordinary	$37,407	$34,213	$266,682	$262,891
Mass market	6,669	7,102	11,974	13,146
Individual annuities	821	843	—	—

	44,897	42,158	$278,656	$276,037

Accident and health insurance policies	2,381	2,197

	47,278	44,355
Unearned premiums	55,900	51,025
Losses and claims	148,691	143,515
Other policy liabilities	4,777	4,304

Total policy liabilities	$256,646	$243,199

      Annualized premiums for accident and health insurance policies were $48,360 and $44,763 at December 31, 2002 and 2001, respectively.

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

Loss and Claim Reserves

      Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management’s estimate of ultimate liability and claim adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is continually reviewed by management and updated with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.

      Activity in the liability for unpaid claims and claim adjustment expenses is summarized as follows:

	2002	2001	2000

Balance at January 1	$143,515	$133,220	$126,556
Less: Reinsurance recoverables	(47,729)	(38,851)	(38,759)

Net balance at January 1	95,786	94,369	87,797

Incurred related to:
Current year	104,724	108,068	102,336
Prior years	(57)	(2,415)	(6,085)

Total incurred	104,667	105,653	96,251

Paid related to:
Current year	52,253	59,506	54,313
Prior years	38,889	44,730	35,366

Total paid	91,142	104,236	89,679

Net balance at December 31	109,311	95,786	94,369
Plus: Reinsurance recoverables	39,380	47,729	38,851

Balance at December 31	$148,691	$143,515	$133,220

      Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2002	2001	2000

Total incurred claims	$104,667	$105,653	$96,251
State residual pool adjustments	29	(150)	(59)
Cash surrender value and matured endowments	1,490	1,393	1,436
Benefit reserve	2,923	—	—

Total insurance benefits and losses incurred	$109,109	$106,896	$97,628

Note 4.     Reinsurance

      In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 91% of the reinsurance receivables are due from four reinsurers as of December 31, 2002. Reinsurance receivables of $18,945 are with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $2,215 are with First Colony Life Insurance Company, rated “AA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $17,778 are with Pennsylvania Manufacturers Association Insurance Company, rated “A-” (Excellent) by A.M. Best and $6,328 are with Swiss Reinsurance Corporation, rated “AA” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate. Premiums assumed of $20,410, $22,708, and $25,439 in 2002, 2001, and 2000 respectively, include a state contract with premiums of $14,309, $14,054, and $17,198. The contract premiums represent 9.3%, 9.7% and 12.9% of net premiums earned for the years ended 2002, 2001, and 2000, respectively. The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2002	2001	2000

Direct premiums written	$168,500	$153,743	$130,089
Plus — premiums assumed	20,410	22,708	25,439
Less — premiums ceded	(28,993)	(25,399)	(10,916)

Net premiums written	159,917	151,052	144,612

Change in unearned premiums	(4,875)	(11,889)	(11,408)
Change in unearned premiums ceded	(543)	6,426	293

Net change in unearned premiums	(5,418)	(5,463)	(11,115)

Net premiums earned	$154,499	$145,589	$133,497

Provision for benefits and losses incurred	$132,567	$132,724	$107,340
Reinsurance loss recoveries	(23,458)	(25,828)	(9,712)

Insurance benefits and losses incurred	$109,109	$106,896	$97,628

      Components of reinsurance receivables are as follows:

	2002	2001

Receivable on unpaid losses	$39,380	$47,729
Receivable on paid losses	2,939	1,217
Receivable from reinsurance contract termination	7,556(1)	—

	$49,875	$48,946

(1)	Collected in March 2003

Note 5.     Income Taxes

      A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the (benefit) expense for income taxes is as follows:

	2002	2001	2000

Federal income tax provision at statutory rate of 35%	$1,086	$1,489	$1,665
Tax exempt interest and dividends received deductions	(628)	(469)	(484)
Other permanent differences	170	314	363
Change in asset valuation allowance due to:
Change in judgment relating to realizability of deferred tax assets	(1,786)	(827)	(537)
Prior years’ taxes	537	—	—
State income taxes	123	81	—
Alternative minimum tax	—	68	117

Total (benefit) expense for income taxes	$(498)	$656	$1,124

      Deferred tax liabilities and assets at December 31, 2002 and 2001 are comprised of the following:

	2002	2001

Deferred tax liabilities:
Deferred acquisition costs	$(5,495)	$(5,506)
Net unrealized investment gains	(7,397)	(4,897)
Deferred and uncollected premium	(902)	(1,321)
Other	(118)	(99)

Total deferred tax liabilities	(13,912)	(11,823)

Deferred tax assets:
Net operating loss carryforwards	7,389	10,515
Insurance reserves	10,173	8,587
Bad debts and other	841	625

Total deferred tax assets	18,403	19,727

Asset valuation allowance	(3,824)	(5,610)

Net deferred tax assets	$667	$2,294

      The components of the (benefit) expense are:

	2002	2001	2000

Current — Federal	$—	$68	$117
Current — State	123	81	—
Deferred — Federal	(621)	507	1,007

Total	$(498)	$656	$1,124

      At December 31, 2002, the Company had regular federal net operating loss carryforwards of approximately $21,000 expiring generally between 2006 and 2019. As of December 31, 2002 and 2001, a valuation allowance of $3,824 and $5,610, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In 2002 and 2001, the decrease of $1,249 and $827, respectively, in the valuation allowance is due primarily to the utilization of a portion of these benefits that were previously reserved for. The remaining decrease in 2002 is due to adjustments for prior years’ taxes. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to the carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements and files a consolidated income tax return with its subsidiaries.

Note 6.     Credit Arrangements

      At December 31, 2001, the Company’s $44,000 of borrowings consisted of $19,000 outstanding on a revolving credit facility (“the Revolving Credit Facility”) with Wachovia Bank and $25,000 outstanding on Series 1999, Variable Rate Demand Bonds (the “Bonds”). The Revolving Credit Facility provided for borrowings up to $30,000 with an interest rate fixed, at the Company’s option, for a period of one, three, six or twelve months and based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin. Interest was payable quarterly and all outstanding principal due on June 30, 2004 with no principal payments required prior to that time. The interest rate at December 31, 2001, including the applicable margin of 2.50%, was 6.35%. The Bonds were issued through a private placement and were due July 1,

2009. They were redeemable at the Company’s option and provided for interest at a variable rate that approximated 30-day LIBOR. The Bonds were backed by a letter of credit issued by Wachovia. The cost of the letter of credit and its associated fees were 2.50% making the effective rate on the Bonds LIBOR plus 2.5%. The interest on the Bonds was payable monthly and the letter of credit fees were payable quarterly. The effective interest rate on the Bonds, along with the related fees, at December 31, 2001 was 4.63%.

      On April 2, 2002, in accordance with a December 31, 2001 amendment to the Revolving Credit Facility with Wachovia, the Company consolidated outstanding amounts on its Revolving Credit Facility and the Bonds into a single term loan (“Term Loan”), which will mature on June 30, 2004. The Company must repay the principal of the Term Loan in annual installments in the amount of $2,000 on or before December 31 of 2002 and 2003, together with one final installment at maturity in 2004. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations.

      On December 4, 2002, the Trust, a Connecticut statutory business trust created by the Company, issued $17,500 of trust preferred securities in a pooled private placement. The trust preferred securities have an interest rate equivalent to the three-month LIBOR rate plus 4.00%, which was 5.42% at December 31, 2002. Of the $16,974 in net proceeds, $12,000 was used to reduce the balance on the Term Loan and approximately $4,700 was contributed to certain of the Company’s subsidiaries in the form of capital contributions and settlement of intercompany tax obligations. The trust preferred securities have a maturity of thirty years and are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter. The principal asset of the Trust is $18,043 of subordinated debentures issued by the Parent Company with identical rates of interest and maturities as the trust preferred securities. The obligations of the Parent Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent Company of the Trusts’ obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payment on the related trust preferred securities. In connection with the offering of the trust preferred securities, the Term Loan was modified to provide for the issuance of such securities.

Note 7.     Derivative Financial Instruments

      On March 21, 2001, the Company entered into a $15,000 notional amount interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date will occur every 90 days following April 2, 2001 until maturity.

      The estimated fair value and related carrying value of the Company’s interest rate swap agreement at December 31, 2002 and 2001 was a liability of approximately $914 and $532, respectively.

Note 8.     Commitments and Contingencies

     Litigation

      During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bid process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which accounts for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending the appeal. On March 4, 2003 the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern is entitled to vendor preference. The contract subject to dispute contractually terminates on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, it may have a material impact on the future results of operations of the Company.

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

     Operating Lease Commitments

      The Company’s rental expense, including common area charges, for operating leases was $1,811, $1,732, and $1,534 in 2002, 2001, and 2000 respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2003	$1,567
2004	1,569
2005	1,438
2006	748
2007	756
Thereafter	2,387

Total	$8,465

Note 9.     Employee Benefit Plans

     Stock Options

      In accordance with the Company’s 1992 Incentive Plan, the Board of Directors may grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Options granted under this plan expire five or ten years from the date of grant. Vesting occurs at 50% upon issuance of an option, and the remaining portion is vested at 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options may be granted that fully vest six months after the grant date. As of December 31, 2002, an aggregate of forty-four employees, officers and directors held options under the two plans. On May 7, 2002, the shareholders approved the Atlantic American Corporation 2002 Incentive Plan (the “2002 Plan”), which provides for the Board of Directors to grant up to an additional 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors may grant (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. On July 30, 2002, a total of 29,997 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan.

      A summary of the status of the Company’s stock options at December 31, 2002, 2001 and 2000, is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	1,275,000	$2.63	1,024,000	$3.43	1,170,000	$3.34
Options granted	58,000	2.09	572,000	1.26	12,000	3.18
Options exercised	(10,000)	1.25	—	—	(120,000)	2.50
Options canceled or expired	(315,000)	3.58	(321,000)	2.75	(38,000)	3.63

Options outstanding, end of year	1,008,000	2.31	1,275,000	2.63	1,024,000	3.43

Options exercisable	847,375	2.49	991,250	3.02	992,125	3.41

Options available for future grant	2,416,153		194,150		435,150

      Data on options outstanding and exercisable at December 31, 2002 are as follows:

		Outstanding		Exercisable

Range of	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Remaining Life	Exercise Price	Options	Exercise Price

$1.00 to $1.50	540,000	8.79	$1.25	405,000	$1.25
$1.51 to $2.00	59,500	8.51	$1.98	33,875	$1.97
$2.51 to $3.00	15,000	3.41	$2.68	15,000	$2.68
$3.51 to $4.00	377,500	1.05	$3.78	377,500	$3.78
$4.01 to $4.50	11,000	<1.00	$4.27	11,000	$4.27
$4.51 to $5.00	5,000	<1.00	$4.94	5,000	$4.94

	1,008,000			847,375

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and was $1.62, $.95, and $1.63 for grants in 2002, 2001, and 2000, respectively. Fair value determinations were based on expected dividend yields of zero, expected lives of 5 or 10 years, risk free interest rates of 3.92%, 4.49%, and 4.99%, and expected volatility of 69.11%, 64.99%, and 52.77%, for the years ended December 31, 2002, 2001, and 2000, respectively.

401(k) Plan

      The Company initiated an employees’ savings plan under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company stock and with a value of approximately $219, $159, and $155 in 2002, 2001, and 2000, respectively. In 2002, the Board of Directors approved a discretionary profit sharing contribution of $108 to be made in cash to those employees who participated in the Company’s 401(k) Plan during 2002 and who were employees as of December 31, 2002.

Defined Benefit Pension Plans

      The Company has two defined benefit pension plans covering the employees of American Southern. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes.

      Net periodic pension cost for American Southern’s qualified and non-qualified defined benefit plans for the years ended December 31, 2002, 2001, and 2000 included the following components:

	2002	2001	2000

Service cost	$123	$136	$119
Interest cost	250	263	239
Expected return on plan assets	(170)	(192)	(209)
Net amortization	41	35	2

	$244	$242	$151

      The following assumptions were used to measure the projected benefit obligation for the benefit plans at December 31, 2002, 2001, and 2000:

	2002	2001	2000

Discount rate to determine the projected benefit obligation	6.50%	7.00%	7.00%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	8.00%	8.00%
Projected annual salary increases	4.50%	4.50%	4.50%

      The following table sets forth the benefit plans’ funded status at December 31, 2002 and 2001:

	2002	2001

Change in Benefit Obligation
Net benefit obligation at beginning of year	$3,810	$3,792
Service cost	123	136
Interest cost	250	263
Actuarial loss (gain)	118	73
Gross benefits paid	(106)	(454)

Net benefit obligation at end of year	$4,195	$3,810

Change in Plan Assets
Fair value of plan assets at beginning of year	$2,183	$2,485
Employer contributions	191	173
Actual return on plan assets	(269)	(21)
Gross benefits paid	(106)	(454)

Fair value of plan assets at end of year	$1,999	$2,183

Funded Status of Plan
Funded status at end of year	$(2,196)	$(1,627)
Unrecognized net actuarial loss	1,492	975
Unrecognized prior service cost	(5)	(5)
Unrecognized net transition obligation	2	3

Net amount recognized at end of year	$(707)	$(654)

      Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $1,005, $794, and $0, respectively, as of December 31, 2002 and $921, $701, and $0, respectively, as of December 31, 2001.

Note 10.     Preferred Stock

      The Company has 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding, having a stated value of $100 per share. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable at the option of the Company. As of December 31, 2002 and 2001, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $8,442 and $7,236, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series B Preferred Stock were accrued out of additional paid in capital.

      The Company has 25,000 shares of Series C Preferred Stock (“Series C Preferred Stock”) outstanding, having a stated value of $100 per share. Annual dividends are $9.00 per share and are cumulative. The Series C Preferred Stock is not currently convertible but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series C Preferred Stock would be convertible into an aggregate of approximately 627,000 shares of the common stock at a conversion price of $3.99 per share. The Series C Preferred Stock is redeemable at the option of the Company. The Company paid $225 in dividends to the holders of the Series C Preferred Stock during 2002 and 2001, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series C Preferred Stock were accrued out of additional paid in capital.

Note 11.     Earnings Per Common Share

      A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	For the Year Ended December 31, 2002

			Per Share
	Income	Shares	Amount

Basic Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle	$3,601	21,307
Less preferred dividends	(1,431)	—

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,307	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,307	(0.74)

Net loss applicable to common shareholders	$(13,646)	21,307	$(0.64)

Diluted Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle applicable to common shareholders	$2,170	21,307
Effect of dilutive stock options	—	354

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,661	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,661	(0.73)

Net loss applicable to common shareholders	$(13,646)	21,661	$(0.63)

	For the Year Ended December 31, 2001

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,597	21,198
Less preferred dividends	(1,431)	—

Net income applicable to common shareholders	2,166	21,198	$.10

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	160

Net income applicable to common shareholders	$2,166	21,358	$.10

	For the Year Ended December 31, 2000

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,632	21,044
Less preferred dividends	(1,206)	—

Net income applicable to common shareholders	2,426	21,044	$.12

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	6

Net income applicable to common shareholders	$2,426	21,050	$.12

      Outstanding stock options of 408,500, 712,500, and 804,000 were excluded from the earnings per common share calculation in 2002, 2001, and 2000, respectively, since their impact was antidilutive. The assumed conversions of the Series B and Series C Preferred Stock were also excluded from the earnings per common share calculation for 2002, 2001, and 2000 since their impact was antidilutive.

Note 12.     Statutory Reporting

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

      The amount of statutory net income and surplus (shareholders’ equity) for the Company’s insurance subsidiaries for the years ended December 31 were as follows:

	2002	2001	2000

Life and Health, net income	$4,002	$2,948	$2,515
Property and Casualty, net income	1,270	3,539	2,420

Statutory net income	$5,272	$6,487	$4,935

Life and Health, surplus	$25,850	$22,739	$23,726
Property and Casualty, surplus	68,869	61,922	58,206

Statutory surplus	$94,719	$84,661	$81,932

      Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the Insurance Commissioner. The Company received dividends of $7,076, $7,099 and $6,082 in 2002, 2001, and 2000, respectively, from its insurance subsidiaries. In 2003, dividend payments by insurance subsidiaries in excess of $11,783 would require prior approval.

Note 13.     Related Party and Other Transactions

      In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated parties, the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include leasing of office space, investing and financing. A brief description of each of these is discussed below.

      The Company leases approximately 65,489 square feet of office and covered garage space from an affiliated company. In the years ended December 31, 2002, 2001, and 2000, the Company paid $987, $961 and $904, respectively, under the leases.

      Financing for the Company has been provided through affiliates of the Company or its Chairman, in the form of the Series B Preferred Stock and Series C Preferred Stock. (See note 10).

      The Company has made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which is owned by an affiliate of the Chairman. At December 31, 2002 and 2001, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $3,292 and $3,421, respectively. For 2002, 2001, and 2000, interest paid by Leath on the mortgage loans totaled $311, $323, and $333, respectively.

      Certain members of management are on the Boards of Directors of Bull Run Corporation (“Bull Run”) and Gray Television, Inc. (“Gray”). At December 31, 2002, the Company owned 1,311,373 common shares of Bull Run and 376,060 shares of Gray Common Stock Class A and 106,000 shares of Gray Common Stock. The Company also owned 350 shares of Gray’s Series C Preferred Stock and 2,000 shares of Bull Run’s Series B Preferred Stock as of December 31, 2002. At December 31, 2001, the Company owned 1,116,667 common shares of Bull Run and 354,060 shares of Gray’s Series A Common Stock and 6,000 shares of Gray’s Series B Common Stock. In addition, the Company owned 350 shares of Gray’s Series A Preferred Stock and 2,000 shares of Bull Run’s Series A Preferred Stock. The Company also held $4,010 in Gray’s 10.65% debentures at December 31, 2001. The aggregate carrying value of Bull Run and Gray investments at December 31, 2002 were $3,219 and $8,990, respectively and at December 31, 2001 were $2,882 and $12,687, respectively.

      In 1998, Georgia Casualty began assuming workers’ compensation premiums from Delta Fire & Casualty Insurance Company which is controlled by certain affiliates of the Company. Premiums assumed and commissions paid in 2002 were $1,090 and $128, respectively, and in 2001 were $1,554 and $212, respectively.

      In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with the AAA of Carolinas motor club to market personal automobile insurance to the members of the automobile club. American Southern holds a 50% interest in the joint venture and underwrites the majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $7,083, $6,084 and $7,200 in 2002, 2001, and 2000, respectively.

Note 14.     Segment Information

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than those in the corporate and other segment are from external sources. One account at American Southern, with the State of South Carolina, accounted for approximately $14,309, $14,054, and $17,198 of total revenue in 2002, 2001 and 2000, respectively.

	American	Georgia	Bankers	Association	Corporate	Adjustments &
	Southern	Casualty	Fidelity	Casualty	& Other	Eliminations	Consolidated

As of December 31, 2002
Insurance premiums	$39,914	$29,744	$60,597	$24,244	$—	$—	$154,499
Investment income, including net realized gains	4,251	3,302	4,679	2,287	200	(121)	14,598
Other income	188	47	—	88	7,529	(6,704)	1,148

Total revenue	44,353	33,093	65,276	26,619	7,729	(6,825)	170,245
Insurance benefits and losses incurred	26,353	19,950	42,404	20,402	—	—	109,109
Expenses deferred	(5,898)	(6,591)	(2,533)	(3,829)	—	—	(18,851)
Amortization expense	5,826	5,935	2,383	4,390	—	—	18,534
Other expenses	11,451	13,977	18,957	7,637	13,153	(6,825)	58,350

Total expenses	37,732	33,271	61,211	28,600	13,153	(6,825)	167,142
Income (loss) before income taxes and cumulative effect of change in accounting principle	6,621	(178)	4,065	(1,981)	(5,424)	—	3,103
Cumulative effect of change in accounting principle	—	—	—	(15,816)	—	—	(15,816)

Income (loss) before income taxes	$6,621	$(178)	$4,065	$(17,797)	$(5,424)	$—	$(12,713)

Total assets	$112,337	$114,308	$117,786	$84,773	$139,798	$(145,509)	$423,493

	American	Georgia	Bankers	Association	Corporate	Adjustments &
	Southern	Casualty	Fidelity	Casualty	& Other	Eliminations	Consolidated

As of December 31, 2001
Insurance premiums	$39,023	$25,579	$55,276	$25,711	$—	$—	$145,589
Investment income, including net realized gains	4,630	2,907	4,968	3,462	945	(887)	16,025
Other income	126	29	—	495	6,978	(5,934)	1,694

Total revenue	43,779	28,515	60,244	29,668	7,923	(6,821)	163,308
Insurance benefits and losses incurred	26,069	17,644	39,570	23,613	—	—	106,896
Expenses deferred	(4,502)	(4,876)	(3,393)	(5,404)	—	—	(18,175)
Amortization expense	4,651	5,122	2,478	6,181	140	—	18,572
Other expenses	10,765	8,519	18,219	8,203	12,877	(6,821)	51,762

Total expenses	36,983	26,409	56,874	32,593	13,017	(6,821)	159,055

Income (loss) before income taxes	$6,796	$2,106	$3,370	$(2,925)	$(5,094)	$—	$4,253

Total assets	$110,680	$103,701	$108,604	$90,505	$140,150	$(141,621)	$412,019

	American	Georgia	Bankers	Association	Corporate	Adjustments &
	Southern	Casualty	Fidelity	Casualty	& Other	Eliminations	Consolidated

As of December 31, 2000
Insurance premiums	$37,172	$28,576	$47,639	$20,110	$—	$—	$133,497
Investment income, including net realized gains	5,235	3,445	5,948	2,626	1,103	(883)	17,474
Other income	80	27	—	554	5,774	(5,148)	1,287

Total revenue	42,487	32,048	53,587	23,290	6,877	(6,031)	152,258
Insurance benefits and losses incurred	26,185	22,192	33,452	15,799	—	—	97,628
Expenses deferred	(5,242)	(5,918)	(3,544)	(4,100)	—	—	(18,804)
Amortization expense	5,224	5,699	2,177	4,308	140	—	17,548
Other expenses	10,190	11,159	17,131	7,027	11,654	(6,031)	51,130

Total expenses	36,357	33,132	49,216	23,034	11,794	(6,031)	147,502

Income (loss) before income taxes	$6,130	$(1,084)	$4,371	$256	$(4,917)	$—	$4,756

Total assets	$109,592	$77,237	$103,066	$80,918	$137,334	$(132,370)	$375,777

Note 15.     Disclosures About Fair Value of Financial Instruments

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

	2002		2001

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$41,638	$41,638	$68,846	$68,846
Bonds	181,830	181,830	133,470	133,470
Common and preferred stocks	57,242	57,242	54,628	54,628
Mortgage loans	3,330	4,127	3,421	4,126
Policy and student loans	2,409	2,409	2,713	2,713
Other invested assets	5,031	5,031	4,854	4,854
Liabilities:
Debt	49,500	49,500	44,000	44,000

      The fair value estimates as of December 31, 2002 and 2001 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

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

Non-publicly Traded Invested Assets

      The fair value of investments in certain limited partnerships, which are included in other invested assets on the balance sheet, were determined by officers of those limited partnerships.

Mortgage Loans

      The fair values are estimated based on quoted market prices for those or similar investments.

Debt Payable

      The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt having the same or similar returns and remaining maturities.

Note 16.     Reconciliation of Other Comprehensive Income

      The Company’s comprehensive income consists of net income, unrealized gains and losses on securities available for sale and fair value adjustments to the interest rate swap, net of applicable income taxes.

      Other than net income, the other components of comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 are as follows:

	December 31,

	2002	2001	2000

Gain on the sale of securities included in net income	$587	$1,708	$1,922

Other comprehensive income (loss):
Net pre-tax unrealized gains arising during year	$7,731	$5,206	$359
Reclassification adjustment	(587)	(1,708)	(1,922)

Net pre-tax unrealized gains (losses) recognized in other comprehensive income (loss)	7,144	3,498	(1,563)
Fair value adjustments to interest rate swap	(382)	(532)	—
Deferred income tax (expense) benefit attributable to other comprehensive income (loss)	(2,367)	(1,038)	547

Net other comprehensive income (loss)	$4,395	$1,928	$(1,016)

Note 17.     Quarterly Financial Information (Unaudited)

      The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2002:

	2002				2001

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$40,069	$43,079	$43,151	$43,946	$40,221	$41,060	$40,540	$41,487

Income (loss) before income taxes and cumulative effect of change in accounting principle	$2,264	$1,421	$(525)	$(57)	$1,599	$1,029	$1,886	$(261)
Income tax expense (benefit)	759	479	(1,481)	(255)	609	389	(215)	(127)
Cumulative effect of change in accounting principle	(15,816)	—	—	—	—	—	—	—

Net income (loss)	$(14,311)	$942	$956	$198	$990	$640	$2,101	$(134)

Per common share data:
Basic net income (loss) per share	$(.69)	$.03	$.03	$(.01)	$.03	$.01	$.08	$(.02)

Diluted net income (loss) per share	$(.68)	$.03	$.03	$(.01)	$.03	$.01	$.08	$(.02)

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 26, 2002, the Audit Committee of the Board of Directors of Atlantic American Corporation (the “Company”) determined to end its engagement of Arthur Andersen LLP (“Andersen”) as auditors and voted to engage the services of Deloitte & Touche LLP to serve as the Company’s auditors for the Company’s 2002 fiscal year, effective immediately.

      Andersen’s reports on the Company’s consolidated financial statements for each of the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal years ended December 31, 2001 and 2000, and through the date hereof, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report with respect to the Company’s consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      The Company provided Andersen with a copy of the foregoing disclosures. Attached in the 8-K filing dated June 28, 2002, as Exhibit 16.1, is a copy of Andersen’s letter, dated June 28, 2002, stating its agreement with such statements.

      During the fiscal years ended December 31, 2001 and 2000 and through June 26, 2002, the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

PART III

      With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof and the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5, all information required by Part III (Items 10, 11, 12, and 13) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Management”, “Section 16(a) Beneficial Ownership Compliance”, “Executive Compensation”, and “Certain Relationships and Related Transactions” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 6, 2003.

Item 14.     Controls and Procedures

      Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report:

Financial Statement Schedules

II	—	Condensed financial information of Registrant for the three years ended December 31, 2002
III	—	Supplementary Insurance Information for the three years ended December 31, 2002
IV	—	Reinsurance for the three years ended December 31, 2002
VI	—	Supplemental Information concerning property-casualty insurance operations for the three years ended December 31, 2002

      Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      (b) Reports on Form 8-K

      Current Report on Form 8-K filed on November 14, 2002 pursuant to Item 9 (Regulation FD Disclosure) announcing the Form 10Q for the quarterly period ending September 30, 2002 include the certifications of the Chief Executive Officer and the Chief Financial Officer.

      Current Report on Form 8-K filed on December 6, 2002 pursuant to Item 5 (Other Events) announcing the completed private issuance of $17.5 million aggregate amount of floating rate capital securities, as a part of a pooled transaction that involved various other insurance companies.

      (c) Exhibits*:

3.1	—	Restated Articles of Incorporation of the registrant, as amended.
3.2	—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.01	—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.02	—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10Q for the quarter ended June 30, 1993].
10.03	—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10Q for the quarter ended September 30, 1994].
10.04	—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.05	—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.06	—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10.07**	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].

10.08	—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.09	—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.10	—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.11	—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.12	—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.13	—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].
10.14	—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.15	—	Revolving Credit Facility, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.16	—	First Amendment, dated as of March 24, 2000, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [ incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2000].
10.17	—	Second Amendment, dated February 9, 2001, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2000]
10.18	—	Third Amendment, dated as of December 31, 2001 to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2001].
10.19	—	Fourth Amendment, dated November 21, 2002, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A.
10.20	—	Atlantic American Corporation 1992 Incentive Plan [ incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10.21	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10.22	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10.23	—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June, 2002.
21.1	—	Subsidiaries of the registrant.
23.1	—	Consent of Deloitte & Touche LLP, Independent Public Accountants.
99.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The Registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the Registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 14(C) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ JOHN G. SAMPLE, JR.

John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	March 28, 2003

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ JOHN G. SAMPLE, JR. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

/s/ EDWARD E. ELSON Edward E. Elson	Director	March 28, 2003

/s/ SAMUEL E. HUDGINS Samuel E. Hudgins	Director	March 28, 2003

/s/ D. RAYMOND RIDDLE D. Raymond Riddle	Director	March 28, 2003

/s/ HARRIETT J. ROBINSON Harriett J. Robinson	Director	March 28, 2003

/s/ SCOTT G. THOMPSON Scott G. Thompson	Director	March 28, 2003

/s/ MARK C. WEST Mark C. West	Director	March 28, 2003

Signature	Title	Date

/s/ WILLIAM H. WHALEY, M.D. William H. Whaley, M.D.	Director	March 28, 2003

/s/ DOM H. WYANT Dom H. Wyant	Director	March 28, 2003

/s/ HAROLD K. FISCHER Harold K. Fischer	Director	March 28, 2003

CERTIFICATIONS

I, Hilton H. Howell, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Atlantic American Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HILTON H. HOWELL, JR.

Hilton H. Howell, Jr.
President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATIONS

I, John G. Sample, Jr., certify that:

      1. I have reviewed this annual report on Form 10-K of Atlantic American Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN G. SAMPLE, JR.

John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 28, 2003

SCHEDULE II

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
ASSETS
Cash and short-term investments	$1,742	$517
Investment in subsidiaries	135,053	135,026
Deferred tax asset, net	—	773
Income taxes receivable from subsidiaries	1,359	2,041
Other assets	2,712	2,462

Total assets	$140,866	$140,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred tax liability, net	$854	$—
Other payables	11,430	9,293
Debt payable to bank	32,000	44,000
Debt payable to trust	18,042	—

Total liabilities	62,326	53,293
Shareholders’ equity	78,540	87,526

	$140,866	$140,819

SCHEDULE II

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
Revenue
Fees, rentals and interest income from subsidiaries	$6,705	$5,933	$5,148
Distributed earnings from subsidiaries	7,076	7,099	6,382
Other	217	1,299	1,094

Total revenue	13,998	14,331	12,624
General and administrative expenses	10,162	9,318	6,991
Interest expense	2,564	3,234	4,408

	1,272	1,779	1,225
Income tax benefit(1)	2,690	1,606	1,032

	3,962	3,385	2,257
Equity in undistributed earnings (losses) of subsidiaries, net	(361)	212	1,375
Equity in cumulative effect of change in accounting principle	(15,816)	—	—

Net income (loss)	$(12,215)	$3,597	$3,632

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,215)	$3,597	$3,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	(125)	(118)	(270)
Depreciation and amortization	659	631	620
Compensation expense related to share awards	77	45	51
Equity in undistributed (earnings) loss and cumulative effect of change in accounting principle of consolidated subsidiaries	16,177	(212)	(1,375)
Decrease (increase) in intercompany taxes	682	(832)	(1,212)
Deferred income tax (benefit) expense	(621)	507	1,007
Increase (decrease) in other liabilities	549	(296)	318
Other, net	149	(46)	(734)

Net cash provided by operating activities	5,332	3,276	2,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments purchased	—	—	(47)
Proceeds from investments sold	31	—	—
Capitalization of Trust	(542)	—	—
Acquisition of Association Casualty	—	(128)	(94)
Capital contribution to subsidiaries	(8,521)	—	—
Additions to property and equipment	(335)	(803)	(507)

Net cash used in investing activities	(9,367)	(931)	(648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred trust securities	17,516	—	—
Preferred stock dividends to affiliated shareholders	(225)	(225)	—
Purchase of treasury shares	(44)	(11)	(79)
Repayments of debt	(12,000)	(2,500)	(4,500)
Issuance of preferred stocks	—	750	1,750
Proceeds from exercise of stock options	13	158	410

Net cash provided by (used in) financing activities	5,260	(1,828)	(2,419)

Net increase (decrease) in cash	1,225	517	(1,030)
Cash at beginning of year	517	—	1,030

Cash at end of year	$1,742	$517	$—

Supplemental disclosure:
Cash paid for interest	$2,282	$3,394	$4,170

Cash paid for income taxes	$113	$100	$166

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,		Other Policy
	Deferred	Claims and Loss	Unearned	Claims and
Segment	Acquisition Costs	Reserves	Premiums	Benefits Payable

	(In thousands)
December 31, 2002:
Bankers Fidelity	$18,934	$56,167	$3,566	$2,395
American Southern	2,327	44,428	20,519	2,382
Association Casualty	1,470	41,669	10,147	-0-
Georgia Casualty	3,191	53,705	21,668	-0-

	$25,922	$195,969 (1)	$55,900	$4,777

December 31, 2001:
Bankers Fidelity	$18,554	$51,932	$3,219	$2,153
American Southern	2,024	46,235	18,598	2,151
Association Casualty	1,799	38,489	11,590	-0-
Georgia Casualty	2,304	51,214	17,618	-0-

	$24,681	$187,870 (2)	$51,025	$4,304

December 31, 2000:
Bankers Fidelity	$17,333	$49,078	$3,221	$2,370
American Southern	1,805	48,340	18,063	2,047
Association Casualty	1,929	31,175	11,854	-0-
Georgia Casualty	2,331	46,733	12,283	-0-

	$23,398	$175,326 (3)	$45,421	$4,417

(1)	Includes future policy benefits of $47,278 and losses and claims of $148,691.

(2)	Includes future policy benefits of $44,355 and losses and claims of $143,515.

(3)	Includes future policy benefits of $42,106 and losses and claims of $133,220.

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits, of	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
December 31, 2002:
Bankers Fidelity	$60,597	$4,664	$42,404	$2,152	$16,655	$—
American Southern	39,914	4,125	26,353	5,595	5,784	41,835
Association Casualty	24,244	2,183	20,402	4,159	4,039	22,620
Georgia Casualty	29,744	2,819	19,950	5,704	7,617	34,517
Other	—	2	—	—	6,328	—

	$154,499	$13,793	$109,109	$17,610	$40,423	$98,972

December 31, 2001:
Bankers Fidelity	$55,276	$4,318	$39,570	$2,173	$15,131	$—
American Southern	39,023	4,590	26,069	4,282	6,632	39,558
Association Casualty	25,711	2,591	23,613	5,534	3,446	30,956
Georgia Casualty	25,579	2,639	17,644	4,903	3,862	25,264
Other	—	3	—	—	6,196	—

	$145,589	$14,141	$106,896	$16,892	$35,267	$95,778

December 31, 2000:
Bankers Fidelity	$47,639	$4,886	$33,452	$1,854	$13,910	$—
American Southern	37,172	5,205	26,185	4,838	5,334	43,040
Association Casualty	20,110	2,510	15,799	3,650	3,585	22,653
Georgia Casualty	28,576	2,710	22,192	5,462	5,478	31,106
Other	—	9	—	—	5,763	—

	$133,497	$15,320	$97,628	$15,804	$34,070	$96,799

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded to	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	to Net

	(In thousands)
Year ended December 31, 2002:
Life insurance in force	$310,874	$(32,218)	$—	$278,656

Premiums —
Bankers Fidelity	$60,056	$(59)	$600	$60,597	1.0%
American Southern	27,501	(6,877)	19,290	39,914	48.3%
Association Casualty	28,230	(3,986)	—	24,244	—
Georgia Casualty	37,851	(18,612)	10,505	29,744	35.3%

Total premiums	$153,638	$(29,534)	$30,395	$154,499	19.7%

Year ended December 31, 2001:
Life insurance in force	$305,952	$(29,915)	$—	$276,037

Premiums —
Bankers Fidelity	$54,591	$(72)	$757	$55,276	1.4%
American Southern	24,101	(5,929)	20,851	39,023	53.4%
Association Casualty	28,626	(2,915)	—	25,711	—
Georgia Casualty	29,746	(10,053)	5,886	25,579	23.0%

Total premiums	$137,064	$(18,969)	$27,494	$145,589	18.9%

Year ended December 31, 2000:
Life insurance in force	$293,632	$(27,661)	$—	$265,971

Premiums —
Bankers Fidelity	$46,792	$(73)	$920	$47,639	1.9%
American Southern	21,167	(4,453)	20,458	37,172	55.0%
Association Casualty	22,074	(1,964)	—	20,110	—
Georgia Casualty	29,373	(3,944)	3,147	28,576	11.0%

Total premiums	$119,406	$(10,434)	$24,525	$133,497	18.4%

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment Expenses
						Incurred Related To
								Amortization	Paid Claims
	Deferred				Net			of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written

	(In thousands)
December 31, 2002	$6,988	$139,802	$52,334	$93,902	$9,127	$67,053	$(377)	$15,458	$54,463	$98,972

December 31, 2001	$6,127	$135,938	$47,806	$90,313	$9,757	$70,250	$(2,774)	$14,719	$66,665	$95,778

December 31, 2000	$6,065	$126,248	$42,200	$85,858	$10,425	$69,839	$(5,604)	$13,950	$58,301	$96,798