Form 10-Q
period 2003-03-31
ATLANTIC AMERICAN CORP
filed 2003-05-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes     . No X .

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 9, 2003, was 21,233,594.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	March 31, 2003	December 31, 2002
Cash, including short-term investments of $5,780 and $21,487	$ 38,010	$ 41,638
Investments:
Bonds (cost: $186,755 and $175,672)	191,497	181,830
Common and preferred stocks (cost: $43,838 and $42,042)	57,040	57,242
Other invested assets (cost: $5,299 and $5,255)	5,072	5,031
Mortgage loans	3,296	3,330
Policy and student loans	2,395	2,409
Total investments	259,300	249,842
Receivables:
Reinsurance	44,977	49,875
Other (net of allowance for doubtful accounts: $1,265 and $1,121)	43,570	42,897
Deferred income taxes, net	1,672	667
Deferred acquisition costs	26,028	25,922
Other assets	9,845	9,644
Goodwill	3,008	3,008
Total assets	$ 426,410	$ 423,493

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 47,751	$ 47,278
Unearned premiums	51,846	55,900
Losses and claims	156,217	148,691
Other policy liabilities	4,703	4,777
Total policy liabilities	260,517	256,646
Accounts payable and accrued expenses	39,963	38,807
Bank debt payable	32,000	32,000
Trust preferred securities obligation	17,500	17,500
Total liabilities	349,980	344,953

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 25,000 shares issued and outstanding, $2,500 redemption value	25	25
Common stock, $1 par, 50,000,000 shares authorized; 21,412,138 shares issued in 2003 and 2002 and 21,186,630 outstanding in 2003 and 21,374,370 shares outstanding in 2002	21,412	21,412
Additional paid-in capital	54,859	55,204
Accumulated deficit	(10,598)	(11,270)
Unearned compensation	(12)	(30)
Accumulated other comprehensive income	10,967	13,143
Treasury stock, at cost, 225,508 shares in 2003 and 37,768 shares in 2002	(357)	(78)
Total shareholders' equity	76,430	78,540
Total liabilities and shareholders' equity	$ 426,410	$ 423,493

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenue:
Insurance premiums	$ 39,686	$ 36,136
Investment income	3,939	3,372
Realized investment gains, net	2	131
Other income	391	430
Total revenue	44,018	40,069
Benefits and expenses:
Insurance benefits and losses incurred	29,118	25,616
Commissions and underwriting expenses	10,106	8,754
Interest expense	704	606
Other	3,226	2,829
Total benefits and expenses	43,154	37,805
Income before income tax expense and cumulative effect of change in accounting principle	864	2,264
Income tax expense	168	759
Income before cumulative effect of change in accounting principle	696	1,505
Cumulative effect of change in accounting principle (Note 2)	-	(15,816)
Net income (loss)	696	(14,311)
Preferred stock dividends	(358)	(358)
Net income (loss) applicable to common stock	$ 338	$ (14,669)
Basic income (loss) per common share:
Income before cumulative effect of change in accounting principle	$ .02	$ .05
Cumulative effect of change in accounting principle	-	(.74)
Net income (loss)	$ .02	$ (.69)
Diluted income (loss) common share:
Income before cumulative effect of change in accounting principle	$ .02	$ .05
Cumulative effect of change in accounting principle	-	(.73)
Net income (loss)	$ .02	$ (.68)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Three Months Ended March 31, 2003	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)
Comprehensive income (loss):
Net income				696
Decrease in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income (loss)
Total comprehensive loss

Dividends accrued on preferred stock			(358)
Deferred share compensation expense			13
Amortization of unearned compensation
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(24)
Balance, March 31, 2003	$ 159	$ 21,412	$ 54,859	$ (10,598)

Three Months Ended March 31, 2003	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income (loss):
Net income				696
Decrease in unrealized investment gains		(3,416)		(3,416)
Fair value adjustment to interest rate swap		68		68
Deferred income tax attributable to other comprehensive income (loss)		1,172		1,172
Total comprehensive loss				(1,480)

Dividends accrued on preferred stock				(358)
Deferred share compensation expense				13
Amortization of unearned compensation	18			18
Purchase of shares for treasury			(389)	(389)
Issuance of shares for employee benefit plans and stock options			110	86
Balance, March 31, 2003	$ (12)	$ 10,967	$ (357)	$ 76,430

Three Months Ended March 31, 2002	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2001	$ 159	$ 21,412	$ 56,606	$ 1,097
Comprehensive income (loss):
Net loss				(14,311)
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive loss

Dividends accrued on preferred stock			(358)
Deferred share compensation expense			7
Issuance of shares for employee benefit plans and stock options				(27)
Balance, March 31, 2002	$ 159	$ 21,412	$ 56,255	$ (13,241)

Three Months Ended March 31, 2002	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$ -	$ 8,748	$ (496)	$ 87,526
Comprehensive income (loss):
Net loss				(14,311)
Increase in unrealized investment gains		13		13
Fair value adjustment to interest rate swap		123		123
Deferred income tax attributable to other comprehensive income		(48)		(48)
Total comprehensive loss				(14,223)

Dividends accrued on preferred stock				(358)
Deferred share compensation expense				7
Issuance of shares for employee benefit plans and stock options			56	29
Balance, March 31, 2002	$ -	$ 8,836	$ (440)	$ 72,981

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 696	$ (14,311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	15,816
Amortization of deferred acquisition costs	4,410	4,067
Acquisition costs deferred	(4,516)	(4,925)
Realized investment gains	(2)	(131)
Increase in insurance reserves	3,871	1,947
Compensation expense related to share awards	31	7
Depreciation and amortization	246	245
Deferred income tax expense	167	691
Decrease (increase) in receivables, net	4,179	(6,201)
Decrease in other liabilities	(5,883)	(4,770)
Other, net	(349)	(243)
Net cash provided by operating activities	2,850	(7,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	22,237	18,735
Investments purchased	(28,445)	(37,361)
Additions to property and equipment	(127)	(42)
Net cash used by investing activities	(6,335)	(18,668)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	29
Purchase of treasury shares	(87)	-
Preferred stock dividends	(56)	(56)
Net cash used by financing activities	(143)	(27)
Net decrease in cash and cash equivalents	(3,628)	(26,503)
Cash and cash equivalents at beginning of period	41,638	68,846
Cash and cash equivalents at end of period	$ 38,010	$ 42,343
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 837	$ 626
Cash paid for income taxes	$ 16	$ 23

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
 (Unaudited; In thousands, except share and per share data)

Note 1.  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the "Parent" or "Company") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, that are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note  2.   Impact of recently issued accounting standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 as of January 1, 2002 and accordingly goodwill and indefinite-lived intangible assets are no longer amortized but are subject to impairment tests in accordance with SFAS 142. Intangible assets with finite lives continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test requires goodwill to be allocated to reporting units. The fair value of the reporting unit is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist. The implied fair value of the goodwill is then compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The impact of adopting SFAS 142 resulted in an impairment loss of $15,816 in the casualty division; and such loss was reflected as a cumulative effect of change in accounting principle in the Company's first quarter of 2002 results of operations.

         Net income (loss), adjusted to reflect the provisions of SFAS No. 142 on a consistent basis for the three months ended March 31 is as follows:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$ 696	$ (14,311)
Add back: Impairment loss	-	15,816
Adjusted net income	$ 696	$ 1,505
Adjusted net income per common share (basic and diluted)	$ .02	$ .05

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The Company adopted SFAS 143 on January 1, 2003. The adoption did not have a material effect on the Company's financial condition or results of operations.
        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract and (3) costs to consolidate facilities or relocate employees. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material effect on the Company's financial condition or results of operations.
        The FASB has also issued FASB Interpretation Nos. 45 and 46, which address Guarantor's Accounting and Disclosure Requirements for Guarantees and Consolidation of Variable Interest Entities, respectively. The Company adopted FASB Interpretation Nos. 45 and 46 on January 1, 2003. The adoption did not have a material effect on the Company's financial condition or results of operations.

Note  3.  Segment Information

         The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company's revenue and pretax income (loss) for the three months ended March 31, 2003 and 2002.

Revenues	Three Months Ended March 31,
	2003	2002
American Southern	$ 11,859	$ 10,373
Association Casualty	5,840	6,904
Georgia Casualty	9,165	6,535
Bankers Fidelity	16,783	15,928
Corporate and Other	2,289	1,917
Adjustments and eliminations	(1,918)	(1,588)
Total Revenue	44,018	40,069
Realized investment gains, net	(2)	(131)
Operating Revenue	$ 44,016	$ 39,938

Income before income tax expense and cumulative effect of change in accounting principle	Three Months Ended March 31,
	2003	2002
American Southern	$ 1,348	$ 1,343
Association Casualty	(937)	1,032
Georgia Casualty	894	123
Bankers Fidelity	1,060	925
Corporate and Other	(1,501)	(1,159)
Consolidated results	$ 864	$ 2,264

Note 4.   Credit Arrangements

         At March 31, 2003, the Company's $49,500 of borrowings consisted of $32,000 outstanding under a single term loan ("Term Loan") with Wachovia Bank N.A. ("Wachovia") and $17,500 of trust preferred securities issued in December 2002. The Company must repay $2,000 in principal of the Term Loan on or before December 31, 2003, and the balance at maturity in 2004. The interest rate on the Term Loan is based upon the London Interbank Offered Rate ("LIBOR") plus an applicable margin, which was 2.75% at March 31, 2003. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations. Effective in March 2003, the agreement with Wachovia Bank was amended in order to, among other things, modify an existing covenant pertaining to the ratio of funded debt to consolidated total capitalization. The outstanding $17,500 of trust preferred securities, which were issued by a trust that is a subsidiary of the Company (the "Trust"), have a maturity of thirty years from the date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate equivalent to the three-month LIBOR rate plus 4.00%. The principal asset of the Trust is $18,043 of subordinated debentures issued by the Parent Company with identical rates of interest and maturities as the trust preferred securities. The obligations of the Parent Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent Company of the Trust's obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

Note 5.  Derivative Financial Instruments

         On March 21, 2001, the Company entered into a $15,000 notional amount interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive 3-month LIBOR until maturity. The settlement date and the reset date occur every 90 days following April 2, 2001 until maturity.
        The estimated fair value and related carrying value of the Company's interest rate swap at March 31, 2003 was a liability of approximately $846.

Note 6.   Reconciliation of Other Comprehensive Income

	Three Months Ended, March 31,
	2003	2002
Gain on sale of securities included in net income	$ 2	$ 131
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (3,414)	$ 144
Reclassification adjustment	(2)	(131)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income	(3,416)	13
Fair value adjustment to interest rate swap	68	123
Deferred income tax attributable to other comprehensive income (loss)	1,172	(48)
Other comprehensive income (loss)	$ (2,176)	$ 88

Note 7.  Earnings per common share

         A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended March 31, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 696	21,321
Less preferred stock dividends	(358)
Net income available to common shareholders	$ 338	21,321	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		240
Net income available to common shareholders	$ 338	21,561	$ .02

Note 7.  Earnings per common share (continued)

	Three Months Ended March 31, 2002
	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$ 1,505	21,251
Less preferred stock dividends	(358)
Income before cumulative effect of change in accounting principle applicable to common shareholders	1,147	21,251.05
Cumulative effect of change in accounting principle	(15,816)	21,251	(.74)
Net loss applicable to common shareholders	$ (14,669)	21,251	$ (.69)
Diluted Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle applicable to common shareholders	$ 1,147	21,251
Effect of dilutive stock options	-	251
Income before cumulative effect of change in accounting principle applicable to common shareholders	1,147	21,502.05
Cumulative effect of change in accounting principle	(15,816)	21,502	(.73)
Net loss applicable to common shareholders	$ (14,669)	21,502	$ (.68)

        Outstanding stock options of 452,000 for the three months ended March 31, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 687,000 for the three months ended March 31, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversions of the Series B Preferred Stock and the Series C Preferred Stock were excluded from the earnings per common share calculation for 2003 and 2002 since their impact was antidilutive.

Note 8.  Stock options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, Accounting for Stock-Based Compensation. Pro forma net income (loss) and net income (loss) per share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months ended March 31, 2003 and 2002.

	2003(2)	2002(1)	2002(2)
Net income (loss), as reported	$ 696	$ 1,505	$ (14,311)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(31)	(39)	(39)
Pro forma net income (loss)	$ 665	$ 1,466	$ (14,350)
Net income (loss) per common share:
Basic - as reported	$ .02	$ .05	$ (.69)
Basic - pro forma	$ .01	$ .05	$ (.69)
Diluted - as reported	$ .02	$ .05	$ (.68)
Diluted - pro forma	$ .01	$ .05	$ (.68)

       (1) Based on income before cumulative effect of change in accounting principle.
       (2)Based on net income (loss).

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note  9.   Commitments and Contingencies

      During 2000, the Company's subsidiary American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, it may have a material impact on the future results of operations of the Company. During 2003, American Southern prepared a renewal quote for this business; however, given the competitive nature of the current insurance marketplace, the company was unable to renew this account. This contract represented annualized premiums of approximately $14.5 million and contributed approximately $0.1 million and $0.3 million to the earnings of American Southern for the previous two contract years ended April 30, 2003.

      From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the financial condition and results of operations of Atlantic American Corporation ("Atlantic American" or the "Company") and its subsidiaries for the period ended March 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

     Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as "American Southern"); Association Casualty Insurance Company and Association Risk General Agency, Inc. (together known as "Association Casualty"); Georgia Casualty & Surety Company ("Georgia Casualty"); Bankers Fidelity Life Insurance Company ("Bankers Fidelity"). Each operating company is managed separately based upon the geographic location or the type of products it underwrites; although management is in the process of conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern "regional" property and casualty operation.

CRITICAL ACCOUNTING ESTIMATES

      The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management's belief, conform to general practices within the insurance industry. The following is an explanation of the Company's accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management's initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material affect on the Company's financial condition or liquidity, although changes could have a material effect on its consolidated results of operations. (See Summary of Significant Accounting Policies more fully described in the Company's Annual Report on Form 10K for the fiscal year ending December 31, 2002).

     Unpaid loss and loss adjustment expense comprise 45% of the Company liabilities at March 31, 2003. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to March 31, 2003, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2003 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to March 31, 2003. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses incurred prior to March 31, 2003 but not yet reported to the Company, and estimates of unpaid claims adjustment expenses are developed based on the Company's historical experience using actuarial methods to assist in the analysis. The Company's actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company's administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company's approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for all lines of business, and when current results differ from the original assumptions used to develop such estimates; the amount of the Company's recorded liability for unpaid claims and claim adjustment expenses is adjusted.

      Future policy benefits comprise 14% of the Company's total liabilities at March 31, 2003. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company's experience. If actual results differ from the initial assumptions, the amount of the Company's recorded liability could require adjustment.

      Deferred acquisition costs comprise 6% of the Company's total assets at March 31, 2003. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.

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

      Receivables are amounts due from reinsurers, insureds and agents and comprise 21% of the Company's total assets at March 31, 2003. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company's reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company's historical experience.

      Cash and investments comprise 70% of the Company's total assets at March 31, 2003. Significantly all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at that value for an extended period of time. When an investment's indicated market value has declined below its cost basis for a period of time, generally not less than nine months, the Company evaluates such investment for other than a temporary impairment. If an other than a temporary impairment is deemed to exist, then the Company may write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment in the Company's balance sheet, it is reflected as a realized investment loss in the Company's Consolidated Statements of Operations.

      Deferred income taxes comprise less than 1% of the Company's total assets at March 31, 2003. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $0.7 million, or $0.02 per diluted share, during the first quarter of 2003 compared to a net loss of $14.3 million, or $0.68 per diluted share, for the first quarter of 2002. The net loss for the first quarter ended March 31, 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Premium revenue for the first quarter of 2003 increased to $39.7 million, or 9.8%. The increase in premiums for the quarter is primarily attributable to strengthened pricing and overall market expansion. During the first quarter of 2003, income before income tax expense and cumulative effect of change in accounting decreased 61.8% to $0.9 million primarily due to the continued adverse development on prior years’ claims in the casualty division.

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

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Gross written premiums	$ 5,646	$ 5,079
Ceded premiums	(1,750)	(1,488)
Net written premiums	$ 3,896	$ 3,591
Net earned premiums	$ 10,651	$ 9,304

Gross written premiums at American Southern increased $0.6 million, or 11.2% during the first quarter of 2003. The increase in premiums for the first quarter of 2003 is primarily attributable to rate increases and new business generated by established agents.

Ceded premiums increased $0.3 million, or 17.6% during the first quarter of 2003. As the company’s premiums are determined as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.

The following is American Southern’s earned premium by line of business for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Commercial automobile	$ 7,719	$ 6,859
Private passenger auto	884	808
General liability	1,121	789
Property	913	832
Other	14	16
	$ 10,651	$ 9,304

Net earned premiums increased $1.3 million, or 14.5% during the first quarter of 2003. The increase in earned premiums for the first quarter of 2003 is primarily attributable to the significant rate increases and new business generated in 2002.

American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue for the company. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. During 2000, American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to obtain nullification of the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, it may have a material impact on the company’s financial position or results of operations. During 2003, American Southern prepared a renewal quote for this business; however, given the competitive nature of the current insurance marketplace, the company was unable to renew this account. This contract represented annualized premiums of approximately $14.5 million and contributed approximately $0.1 million and $0.3 million to the earnings of American Southern for the previous two contract years ended April 30, 2003. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, the company is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of that contract or other similar accounts in the future.

The following sets forth the loss and expense ratios of American Southern for the first quarter of 2003 and for the comparable period in 2002:

	Three Months Ended March 31,
	2003	2002
Loss ratio	69.9%	71.8%
Expense ratio	28.8%	25.3%
Combined ratio	98.7%	97.1%

The loss ratio for the first quarter of 2003 decreased slightly to 69.9% from 71.8% in the first quarter of 2002. The expense ratio for the quarter increased to 28.8% compared to 25.3% in the first quarter of 2002. The increase in the expense ratio for the quarter is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

The following is a summary of Association Casualty’s premiums for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Gross written premiums	$ 7,276	$ 7,730
Ceded premiums	(1,277)	(1,091)
Net written premiums	$ 5,999	$ 6,639
Net earned premiums	$ 5,259	$ 6,296

Gross written premiums at Association Casualty decreased $0.5 million, or 5.9% during the first quarter of 2003. The primary reason for this decline in written premiums was the continued rationalization of certain pieces of business along with implementation of certain minimum account standards. During the first quarter of 2003, approximately $2.1 million in gross written premiums were non-renewed as a result of these initiatives. Association Casualty continues to re-underwrite the workers’ compensation book of business, increase rates on renewal business, and increase business writings for commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums at Association Casualty increased $0.2 million, or 17.0% during the first quarter of 2003 reflecting the change in Association Casualty’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company continues its transition to a commercial lines carrier. Association Casualty had net earned premiums for the quarter of $5.3 million, of which 74% was workers’ compensation business compared to 81% during the same period for 2002. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased disproportionately due to the higher reinsurance costs associated with these new lines of business.

The following sets forth the loss and expense ratios for Association Casualty for the first quarter of 2003 and the comparable period in 2002:

	Three Months Ended March 31,
	2003	2002
Loss ratio	94.9%	65.3%
Expense ratio	34.0%	27.9%
Combined ratio	128.9%	93.2%

The loss ratio increased from 65.3% in the first quarter of 2002 to 94.9% in the first quarter of 2003. The first quarter 2003 loss ratio is consistent with the average loss ratio incurred during the third and fourth quarters of 2002 and is attributable to the continued strengthening of prior years’ losses due primarily to increased medical costs. The loss ratio of the first quarter of 2002 proved unsustainable and increased from the indicated 65.3% ratio in the first quarter to 84.2% for the year ended December 31, 2002, again for the reasons previously discussed.

The company continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs and the need to provide for additional claim reserves. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these, as well as other, costs. The expense ratio in the first quarter of 2003 increased to 34.0% from 27.9% in the first quarter of 2002 primarily as a result of the decrease in earned premiums.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Gross written premiums	$ 14,170	$ 13,352
Ceded premiums	(4,615)	(4,231)
Net written premiums	$ 9,555	$ 9,121
Net earned premiums	$ 8,357	$ 5,805

Gross written premiums at Georgia Casualty increased $0.8 million, or 6.1% in the first quarter of 2003. The increase in premiums for the quarter is primarily attributable to significant rate increases on renewal business coupled with new business produced by existing agents.

Ceded premiums at Georgia Casualty increased $0.4 million, or 9.1% during the first quarter of 2003. As the company’s premiums are determined and ceded as a percentage of written premiums, an increase in ceded premiums occurs when written premiums increase.

The following is Georgia Casualty’s net earned premium by line of business for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Workers' compensation	$ 2,869	$ 2,046
General liability	482	287
Commercial multi-peril	2,949	2,047
Commercial automobile	2,057	1,425
	$ 8,357	$ 5,805

Net earned premiums increased $2.6 million or 44.0% during the quarter. The increase in earned premiums is due to several reasons including rate increases and new business. While the cession for the quota share was reduced from 40% in 2001 to 30% in 2002, the bulk of written premiums ceded under the 40% quota share agreement during 2001 were recognized in 2002, resulting in lower earned premiums in 2002 as compared to the first quarter of 2003 when the cession rate was lower. Additionally, in the first quarter of 2002, net earned premiums at Georgia Casualty were negatively impacted by a significant return premium on a cancelled contract of approximately $0.3 million. The company continues to spread its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states such as Tennessee, Kentucky and North Carolina.

The following sets forth Georgia Casualty’s loss and expense ratios for the first quarter of 2003 and the comparable period in 2002:

	Three Months Ended March 31,
	2003	2002
Loss ratio	67.7%	72.8%
Expense ratio	31.2%	37.6%
Combined ratio	98.9%	110.4%

The loss ratio decreased to 67.7% in the first quarter of 2003 from 72.8% in the first quarter of 2002. The decrease in the loss ratio for the quarter is primarily attributable to several large fire losses incurred during the first quarter of 2002, which did not occur in the first quarter of 2003.

The expense ratio decreased to 31.2% in the first quarter of 2003 from 37.6% in the first quarter of 2002. The decrease in the expense ratio for the quarter is primarily attributable to the elimination of the company’s planned 2002 policyholder dividend payment due to substandard results for workers’ compensation business in the states of Florida and Georgia. Accordingly, the policyholder dividend liability of $0.4 million was eliminated, thereby decreasing underwriting expenses. In addition, the increase in earned premiums also contributed to the decrease in the expense ratio for the quarter.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Medicare supplement	$ 11,241	$ 10,438
Other health	742	743
Life	3,437	3,550
Total	$ 15,420	$ 14,731

Premium revenue at Bankers Fidelity increased $0.7 million, or 4.7% during the first quarter of 2003. The most significant increase in premium arose in the Medicare supplement line of business, which increased 7.7% for the quarter. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. During the first quarter of 2003, rate increases have been implemented in varying amounts by state and plan. Significant rate increases in 2002 have resulted in increased revenues and profitability for the quarter.

The following summarizes Bankers Fidelity’s operating expenses for the first quarter of 2003 and the comparable period in 2002 (in thousands):

	Three Months Ended March 31,
	2003	2002
Benefits and losses	$ 11,022	$ 10,596
Commission and other expenses	4,701	4,407
Total expenses	$ 15,723	$ 15,003

Benefits and losses increased 4.0% during the first quarter of 2003. As a percentage of premiums, benefits and losses were 71.5% for the first quarter compared to 71.9% in the first quarter of 2002. The rate increases implemented by the company during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

The company has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.5% for the first quarter of 2003 compared to 29.9% in the first quarter of 2002.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the first quarter of 2003 increased $0.6 million, or 16.8% from the first quarter of 2002. The increase in investment income is primarily due to a shift from short-term investments to higher yielding fixed income maturities. The Company’s investment in fixed income securities has increased from $149.8 million in the first quarter ended March 31, 2002 to $191.5 million in the first quarter of 2003.

The Company recognized minor realized gains during the first quarter of 2003 compared to a $0.1 million realized gain in the first quarter of 2002. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense for the first quarter increased $0.1 million, or 16.2% compared to the same period in 2002. As of March 31, 2003, total debt increased $5.5 million to $49.5 million, from $44.0 million in the first quarter of 2002. On December 4, 2002, a Connecticut statutory business trust created by the Company, issued $17.5 million of trust preferred securities in a pooled private placement. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the principal balance on the Term Loan, all of which matures in June 2004, to $32.0 million from $44.0 million. The trust preferred securities, which have a 30-year term, have an interest rate equivalent of LIBOR plus 4.00% and the portion of the Term Loan that was repaid with the proceeds from the trust preferred issuance had an interest rate equivalent of LIBOR plus 2.75%. The increase in debt level, along with the increase in pricing, accounts for the increase in interest expense for the quarter.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.7 million, or 15.1%, for the first quarter of 2003 primarily due to an increase in acquisition costs related to new business in addition to an overall increase in operating expenses, specifically salaries which increased $0.3 million during the first quarter of 2003 as compared to the first quarter of 2002. Also, agents’ commissions at American Southern for the first quarter of 2003 increased $0.4 million from the first quarter of 2002. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 33.6% in the first quarter of 2003 from 32.1% in the first quarter of 2002.

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

The Company’s insurance subsidiaries reported a combined statutory net income of $2.0 million for the first quarter of 2003 compared to statutory net income of $1.9 million for the first quarter of 2002. The reasons for the increase in statutory earnings in the first three months of 2003 are the same as those previously discussed in “Results of Operations.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income before cumulative effect of change in accounting principle of $2.2 million for the first three months of 2003 compared to $2.9 million for the first three months of 2002. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At March 31, 2003, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $8.7 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 627,000 shares of common stock; and are redeemable at the Company’s option. The Series C Stock is not currently convertible. The Company paid $0.1 million in dividends to the holders of the Series C Preferred Stock during the first three months of 2003.

As of March 31, 2003, the Company’s $49.5 million of borrowings consisted of $32.0 million outstanding under a single term loan (“Term Loan”) with Wachovia Bank N.A. (“Wachovia”) and $17.5 million of trust preferred securities. The Company must repay $2.0 million in principal of the Term Loan on or before December 31, 2003, and the balance at maturity in 2004. The interest rate on the Term Loan is based upon the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which was 2.75% at March 31, 2003. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and interest coverage. The Company must also comply with limitations on capital expenditures and additional debt obligations. Effective in March 2003, the agreement with Wachovia Bank was amended in order to, among other things, modify an existing covenant pertaining to the ratio of funded debt to consolidated total capitalization. The outstanding $17.5 million of trust preferred securities have a maturity of thirty years from the date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate equivalent to the three-month LIBOR rate plus 4.00%. The principal asset of the Trust is $18.0 million of subordinated debentures issued by the Parent Company with identical rates of interest and maturities as the trust preferred securities. The obligations of the Parent Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent Company of the Trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

The Company intends to repay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2003 increased over the first quarter of 2002. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $21.7 million at March 31, 2003.

Over 90% of the investment assets of the Company’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2003, Georgia Casualty had $17.1 million of statutory surplus, American Southern had $32.9 million of statutory surplus, Association Casualty had $17.1 million of statutory surplus, and Bankers Fidelity had $26.1 million of statutory surplus.

Net cash provided by operating activities was $2.9 million in the first three months of 2003 compared to net cash used by operating activities of $7.8 million in the first three months of 2002. Cash and short-term investments decreased from $41.6 million at December 31, 2002, to $38.0 million at March 31, 2003, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $259.3 million due to the shift from short-term investments.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 32,000	$ 2,000	$ 30,000	$ -	$ -
Trust preferred securities obligation	17,500	-	-	-	17,500
Operating Leases	8,073	1,175	3,007	1,504	2,387
Total	$ 57,573	$ 3,175	$ 33,007	$ 1,504	$ 19,887

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2000, the Company’s subsidiary American Southern renewed one of its larger accounts. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003. While management at this time cannot predict the potential outcome in this case, or quantify the actual impact of any future decisions or determinations, it may have a material impact on the future results of operations of the Company.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 - Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 14, 2003	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

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

Date: May 14, 2003	/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr. President and Chief Executive Officer

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

Date: May 14, 2003	/s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer