Form 10-Q
period 2003-06-30
ATLANTIC AMERICAN CORP
filed 2003-08-13
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 1, 2003, was 21,192,900.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	June 30, 2003	December 31, 2002
Cash, including short-term investments of $2,615 and $21,487	$ 40,811	$ 41,638
Investments:
Bonds (cost: $207,145 and $175,672)	215,398	181,830
Common and preferred stocks (cost: $46,427 and $42,042)	63,574	57,242
Other invested assets (cost: $4,885 and $5,255)	4,670	5,031
Mortgage loans	3,261	3,330
Policy and student loans	2,309	2,409
Total investments	289,212	249,842
Receivables:
Reinsurance	47,412	49,875
Other (net of allowance for doubtful accounts: $1,416 and $1,121)	42,674	42,897
Deferred income taxes, net	-	667
Deferred acquisition costs	26,284	25,922
Other assets	10,822	9,644
Goodwill	3,008	3,008
Total assets	$ 460,223	$ 423,493

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 48,418	$ 47,278
Unearned premiums	50,994	55,900
Losses and claims	157,309	148,691
Other policy liabilities	4,674	4,777
Total policy liabilities	261,395	256,646
Deferred income taxes, net	1,432	-
Payable for securities	23,932	-
Accounts payable and accrued expenses	36,837	38,807
Bank debt payable	15,000	32,000
Trust preferred securities obligation	40,000	17,500
Total liabilities	378,596	344,953

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 20,000 shares and 25,000 shares issued and outstanding in 2003 and 2002, respectively and $2,000 and $2,500 redemption value in 2003 and 2002, respectively	20	25
Common stock, $1 par, 50,000,000 shares authorized; 21,412,138 shares issued and 21,184,014 shares outstanding in 2003 and 21,374,370 shares outstanding in 2002	21,412	21,412
Additional paid-in capital	54,033	55,204
Accumulated deficit	(9,390)	(11,270)
Unearned compensation	(55)	(30)
Accumulated other comprehensive income	15,887	13,143
Treasury stock, at cost, 228,124 shares in 2003 and 37,768 shares in 2002	(414)	(78)
Total shareholders' equity	81,627	78,540
Total liabilities and shareholders' equity	$ 460,223	$ 423,493

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Insurance premiums	$ 38,069	$ 39,396	$ 77,755	$ 75,532
Investment income	3,931	3,539	7,870	6,911
Realized investment gains, net	1,333	(29)	1,335	102
Other income	131	173	522	603
Total revenue	43,464	43,079	87,482	83,148
Benefits and expenses:
Insurance benefits and losses incurred	26,197	27,891	55,315	53,507
Commissions and underwriting expenses	11,084	10,346	21,190	19,100
Interest expense	764	643	1,468	1,249
Other	3,707	2,778	6,933	5,607
Total benefits and expenses	41,752	41,658	84,906	79,463
Income before income tax expense and cumulative effect of change in accounting principle	1,712	1,421	2,576	3,685
Income tax expense	501	479	669	1,238
Income before cumulative effect of change in accounting principle	1,211	942	1,907	2,447
Cumulative effect of change in accounting principle (Note 2)	-	-	-	(15,816)
Net income (loss)	1,211	942	1,907	(13,369)
Preferred stock dividends	(354)	(357)	(712)	(715)
Net income (loss) applicable to common stock	$ 857	$ 585	$ 1,195	$ (14,084)
Basic income (loss) per common share:
Income before cumulative effect of change in accounting principle	$ .04	$ .03	$ .06	$ .08
Cumulative effect of change in accounting principle	-	-	-	(.74)
Net income (loss)	$ .04	$ .03	$ .06	$ (.66)
Diluted income (loss) per common share:
Income before cumulative effect of change in accounting principle	$ .04	$ .03	$ .06	$ .08
Cumulative effect of change in accounting principle	-	-	-	(.73)
Net income (loss)	$ .04	$ .03	$ .06	$ (.65)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Six Months Ended June 30, 2003	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)
Comprehensive income:
Net income				1,907
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive income

Preferred stock redeemed	(5)		(495)
Dividends accrued on preferred stock			(712)
Deferred share compensation expense			26
Restricted stock grants			(1)
Amortization of unearned compensation
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options			11	(27)
Balance, June 30, 2003	$ 154	$ 21,412	$ 54,033	$ (9,390)

Six Months Ended June 30, 2003	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income:
Net income				1,907
Increase in unrealized investment gains		4,050		4,050
Fair value adjustment to interest rate swap		171		171
Deferred income tax attributable to other comprehensive income		(1,477)		(1,477)
Total comprehensive income				4,651
Preferred stock redeemed				(500)
Dividends accrued on preferred stock				(712)
Deferred share compensation expense				26
Restricted stock grants	(66)		67	-
Amortization of unearned compensation	41			41
Purchase of shares for treasury			(579)	(579)
Issuance of shares for employee benefit plans and stock options			176	160
Balance, June 30, 2003	$ (55)	$ 15,887	$ (414)	$ 81,627

Six Months Ended June 30, 2002	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2001	$ 159	$ 21,412	$ 56,606	$ 1,097
Comprehensive income (loss):
Net loss				(13,369)
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive loss

Dividends accrued on preferred stock			(715)
Deferred share compensation expense			18
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(87)
Balance, June 30, 2002	$ 159	$ 21,412	$ 55,909	$ (12,359)

Six Months Ended June 30, 2002	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$ -	$ 8,748	$ (496)	$ 87,526
Comprehensive income (loss):
Net loss				(13,369)
Increase in unrealized investment gains		5,605		5,605
Fair value adjustment to interest rate swap		(152)		(152)
Deferred income tax attributable to other comprehensive income		(1,909)		(1,909)
Total comprehensive loss				(9,825)

Dividends accrued on preferred stock				(715)
Deferred share compensation expense				18
Purchase of shares for treasury			(1)	(1)
Issuance of shares for employee benefit plans and stock options			192	105
Balance, June 30, 2002	$ -	$ 12,292	$ (305)	$ 77,108

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,907	$ (13,369)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	-	15,816
Amortization of deferred acquisition costs	8,755	8,724
Acquisition costs deferred	(9,117)	(10,722)
Realized investment gains	(1,335)	(102)
Increase in insurance reserves	4,749	18,922
Compensation expense related to share awards	67	18
Depreciation and amortization	538	483
Deferred income tax expense	622	1,047
Decrease (increase) in receivables, net	2,141	(20,998)
Decrease in other liabilities	(2,704)	(569)
Other, net	(799)	(521)
Net cash provided (used) by operating activities	4,824	(1,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	60,880	35,363
Investments purchased	(70,243)	(58,742)
Additions to property and equipment	(242)	(144)
Net cash used by investing activities	(9,605)	(23,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of trust preferred securities	21,824	-
Repayments of debt	(17,000)	-
Preferred stock redemption	(500)	-
Preferred stock dividends	(109)	(56)
Proceeds from the exercise of stock options	16	13
Purchase of treasury shares	(277)	(1)
Net cash provided (used) by financing activities	3,954	(44)
Net decrease in cash and cash equivalents	(827)	(24,838)
Cash and cash equivalents at beginning of period	41,638	68,846
Cash and cash equivalents at end of period	$ 40,811	$ 44,008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,545	$ 998
Cash paid for income taxes	$ 41	$ 113

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(Unaudited; In thousands, except share and per share data)

Note 1.  Basis of presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent” or “Company”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2.  Impact of recently issued accounting standards

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 as of January 1, 2002 and accordingly goodwill and indefinite-lived intangible assets are no longer amortized but are subject to impairment tests in accordance with SFAS 142. Intangible assets with finite lives continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. The impact of adopting SFAS 142 resulted in an impairment loss of $15,816 in the Company's property and casualty division; and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter of 2002 results of operations.
        In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This statement provides the financial accounting and reporting standards for the cost of legal obligations associated with the retirement of tangible long-lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The Company adopted SFAS 143 on January 1, 2003. The adoption did not have a material effect on the Company’s financial condition or results of operations.
        In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The Company adopted SFAS 146 on January 1, 2003. The adoption did not have a material effect on the Company’s financial condition or results of operations.
        The FASB has also issued FASB Interpretation Nos. 45 and 46, which address Guarantor’s Accounting and Disclosure Requirements for Guarantees and Consolidation of Variable Interest Entities, respectively. The Company adopted FASB Interpretation Nos. 45 and 46 on January 1, 2003. The adoption did not have a material effect on the Company’s financial condition or results of operations.
        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes that the adoption of SFAS 149 will not have a material effect on the Company’s financial condition or the results of operations.
        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 aims to eliminate diversity in practice by requiring that mandatorily redeemable instruments, forward purchase contracts, written put options, and other types of financial instruments be reported as liabilities by their issuers. The standard includes a number of new disclosure requirements and is effective for instruments entered into or modified after May 31, 2003. The Company believes that the adoption of SFAS 150 will not have a material effect on the Company’s financial condition or the results of operations.

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months and six months ended June 30, 2003 and 2002.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
American Southern	$ 10,742	$ 11,855	$ 22,601	$ 22,228
Association Casualty	5,789	6,726	11,629	13,630
Georgia Casualty	9,276	8,497	18,441	15,032
Bankers Fidelity	17,539	15,858	34,322	31,786
Corporate and Other	2,442	1,883	4,731	3,800
Adjustments and eliminations	(2,324)	(1,740)	(4,242)	(3,328)
Total Revenue	$ 43,464	$ 43,079	$ 87,482	$ 83,148

Income before income tax expense and cumulative effect of change in accounting principle	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
American Southern	$ 2,135	$ 1,463	$ 3,483	$ 2,806
Association Casualty	(474)	(142)	(1,411)	890
Georgia Casualty	99	643	993	766
Bankers Fidelity	1,635	816	2,695	1,741
Corporate and Other	(1,683)	(1,359)	(3,184)	(2,518)
Consolidated results	$ 1,712	$ 1,421	$ 2,576	$ 3,685

Note 4.   Credit Arrangements

        On May 15, 2003, the Company participated in a pooled private placement offering of trust preferred securities. In that offering, the Company issued to a Connecticut statutory trust, which was created and is controlled by the Company (the “Trust”), approximately $23,196 in thirty year subordinated debentures, and the Trust sold $22,500 of trust preferred securities to third party investors. The trust preferred securities have an interest rate equivalent to the three-month London Interbank Offer Rate (“LIBOR”) plus 4.10%, which was 5.41% at June 30, 2003. Of the $21,824 in net proceeds, $17,000 was used to reduce the balance on the outstanding debt with Wachovia Bank, N.A. (“Wachovia”) and approximately $4,824 will be used for general corporate purposes. In May 2003, the credit agreement with Wachovia was modified in order to provide for the issuance of such securities.
        At June 30, 2003, the Company’s $55,000 of borrowings consisted of $15,000 outstanding under a bank loan with Wachovia and an aggregate of $40,000 of outstanding trust preferred securities issued by two statutory trust subsidiaries. Effective June 30, 2003, the Company executed an amended and restated credit agreement (“Term Loan”) with Wachovia with respect to the outstanding $15,000 bank debt. Terms of the agreement require the Company to repay $2,000 in principal on July 1, 2004 and $1,000 on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $500 on June 30 and $1,250 on December 31 with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at June 30, 2003. The margin varies based upon the Company’s leverage ratio (debt to total capitalization) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must also comply with limitations on capital expenditures and additional debt obligations. The outstanding $40,000 of trust preferred securities, were issued by two statutory business trusts both of which are wholly owned subsidiaries of the Company (the “Trusts”). Both trust preferred securities issuances have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2003 the effective interest rate of the trust preferred securities was 5.35%. The principal assets of the Trusts are an aggregate of $41,238 of subordinated debentures issued by the Parent Company with identical rates of interest and maturities as the underlying trust preferred securities. The obligations of the Parent Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent Company of each Trust's obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Parent Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

Note 5.  Derivative Financial Instruments

        On March 21, 2001, the Company entered into a $15,000 notional amount interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap was effective on April 2, 2001 and matures on June 30, 2004. The Company has agreed to pay a fixed rate of 5.1% and receive three-month LIBOR until maturity. The settlement date and the reset date occur every 90 days following April 2, 2001 until maturity.
        The estimated fair value and related carrying value of the Company’s interest rate swap at June 30, 2003 was a liability of approximately $743.

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2003	2002	2003	2002
Gain (loss) on sale of securities included in net income	$ 1,333	$ (29)	$ 1,335	$ 102
Other comprehensive income:
Net pre-tax unrealized gain arising during period	$ 8,799	$ 5,563	$ 5,385	$ 5,707
Reclassification adjustment	(1,333)	29	(1,335)	(102)
Net pre-tax unrealized gain recognized in other comprehensive income	7,466	5,592	4,050	5,605
Fair value adjustment to interest rate swap	103	(275)	171	(152)
Deferred income tax attributable to other comprehensive income	(2,649)	(1,861)	(1,477)	(1,909)
Increase in accumulated other comprehensive income	4,920	3,456	2,744	3,544
Accumulated other comprehensive income beginning of period	10,967	8,836	13,143	8,748
Accumulated other comprehensive income end of period	$ 15,887	$ 12,292	$ 15,887	$ 12,292

Note 7.  Earnings per common share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,211	21,158
Less preferred stock dividends	(354)
Net income available to common shareholders	$ 857	21,158	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		321
Net income available to common shareholders	$ 857	21,479	$ .04

Note 7.  Earnings per common share (continued)

	Three Months Ended June 30, 2002
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 942	21,282
Less preferred stock dividends	(357)
Net income available to common shareholders	$ 585	21,282	$ .03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		269
Net income available to common shareholders	$ 585	21,551	$ .03

	Six Months Ended June 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,907	21,239
Less preferred stock dividends	(712)
Net income available to common shareholders	$ 1,195	21,239	$ .06
Diluted Earnings Per Common Share:
Effect of dilutive stock options		281
Net income available to common shareholders	$ 1,195	21,520	$ .06

Note 7.  Earnings per common share (continued)

	Six Months Ended June 30, 2002
	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$ 2,447	21,267
Less preferred stock dividends	(715)
Income before cumulative effect of change in accounting principle applicable to common shareholders	1,732	21,267.08
Cumulative effect of change in accounting principle	(15,816)	21,267	(.74)
Net loss applicable to common shareholders	$ (14,084)	21,267	$ (.66)
Diluted Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle applicable to common shareholders	$ 1,732	21,267
Effect of dilutive stock options	-	258
Income before cumulative effect of change in accounting principle applicable to common shareholders	1,732	21,525.08
Cumulative effect of change in accounting principle	(15,816)	21,525	(.73)
Net loss applicable to common shareholders	$ (14,084)	21,525	$ (.65)

Outstanding stock options of 387,000 for the three months ended June 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 667,000 for the six months ended June 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 695,000 for the three months and six months ended June 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversions of the Series B Preferred Stock and the Series C Preferred Stock were excluded from the earnings per common share calculation for 2003 and 2002 since their impact was antidilutive.

Note 8.  Stock options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, “Accounting for Stock-Based Compensation”. Pro forma net income (loss) and net income (loss) per share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003(2)	2002(2)	2003(2)	2002(1)	2002(2)
Net income (loss), as reported	$ 1,211	$ 942	$ 1,907	$ 2,447	$ (13,369)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax	(72)	(73)	(103)	(112)	(112)
Pro forma net income (loss)	$ 1,139	$ 869	$ 1,804	$ 2,335	$ (13,481)
Net income (loss) per common share:
Basic - as reported	$ .04	$ .03	$ .06	$ .08	$ (.66)
Basic - pro forma	$ .04	$ .02	$ .05	$ .07	$ (.67)
Diluted - as reported	$ .04	$ .03	$ .06	$ .08	$ (.65)
Diluted - pro forma	$ .04	$ .02	$ .05	$ .07	$ (.66)

       (1) Based on income before cumulative effect of change in accounting principle.
       (2)Based on net income (loss).

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 9.  Commitments and Contingencies

        During 2000, the Company’s subsidiary American Southern renewed its largest account. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003 and currently neither party to the litigation is pursuing a determination from the Procurement Review Panel. Management, at this time, does not believe that the ultimate settlement of this case will have any impact on the Company’s financial position or results of operations. During 2003, American Southern prepared a renewal quote for this business; however, given the competitive nature of the current insurance marketplace, the company was unable to renew this account. This contract represented annualized premiums of approximately $14.5 million and contributed approximately $0.1 million and $0.3 million to the earnings of American Southern for the previous two contract years ended April 30, 2003.

        From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Related Party Transaction

        During the second quarter of 2003, in accordance with the terms of the Series C Preferred Stock, the Company exercised its right to redeem 5,000 shares of the outstanding Series C Preferred Stock at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $500. Subsequent to June 30, 2003, the Company called for the redemption of 15,000 shares ($1,500) of outstanding Series C Preferred Stock at the designated redemption price of $100 per share, reducing the total outstanding shares to 5,000. All shares of Series C Preferred Stock are owned directly or indirectly by affiliates of the Company’s Chairman.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Company”) and its subsidiaries for the quarter ended June 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

CRITICAL ACCOUNTING ESTIMATES

        The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management’s initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations. (See Summary of Significant Accounting Policies more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

         Unpaid loss and loss adjustment expense comprise 42% of the Company liabilities at June 30, 2003. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to June 30, 2003, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2003 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to June 30, 2003. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses incurred prior to June 30, 2003 but not yet reported to the Company, and estimates of unpaid claims adjustment expenses are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for all lines of business, and when current results differ from the original assumptions used to develop such estimates; the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted.

         Future policy benefits comprise 13% of the Company’s total liabilities at June 30, 2003. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprise 6% of the Company’s total assets at June 30, 2003. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.

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

         Receivables are amounts due from reinsurers, insureds and agents and comprise 20% of the Company’s total assets at June 30, 2003. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprise 72% of the Company’s total assets at June 30, 2003. Substantially, all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at that value for an extended period of time. When an investment’s indicated fair market value has declined below its cost basis for a period of time, generally not less than nine months, the Company evaluates such investment for other than a temporary impairment. If an other than a temporary impairment is deemed to exist, then the Company may write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s Consolidated Statements of Operations.

         Deferred income taxes comprise less than 1% of the Company’s total liabilities at June 30, 2003. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company earned $1.2 million, or $0.04 per diluted share, during the second quarter ended June 30, 2003 compared to net income of $0.9 million, or $0.03 per diluted share, for the second quarter ended June 30, 2002. The Company had net income of $1.9 million or $0.06 per diluted share for the six months ended June 30, 2003 compared to a net loss of $13.4 million or $0.65 per diluted share for the six months ended June 30, 2002. The net loss for the six months ended June 30, 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Premium revenue for the quarter ended June 30, 2003 decreased to $38.1 million, or 3.4%. For the six months ended June 30, 2002, premium revenue increased 2.9% to $77.8 million. The decrease in premiums for the second quarter and moderate increase for the six months ended June 30, 2003 is primarily attributable to the non-renewal of several large accounts that were unprofitable in addition to the loss of one of the Company’s larger contracts all of which were in the casualty division. The growth in net income for the three months ended June 30, 2003 was due to realized gains of $1.3 million compared to $0.1 million in realized gains during the same period of 2002. Income before income tax expense and cumulative effect of change in accounting principle for the six months ended June 30, 2003 decreased 30.1% to $2.6 million primarily due to the adverse development on prior years’ claims in the casualty division.

        The Company’s casualty operations, referred to as the Casualty Division, are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations, referred to as the Life and Health Division, are comprised of the operations of Bankers Fidelity.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross written premiums	$ 10,443	$ 24,335	$ 16,089	$ 29,414
Ceded premiums	(1,599)	(1,715)	(3,349)	(3,203)
Net written premiums	$ 8,844	$ 22,620	$ 12,740	$ 26,211
Net earned premiums	$ 9,210	$ 10,792	$ 19,861	$ 20,096

Gross written premiums at American Southern decreased $13.9 million, or 57.1% during the second quarter of 2003 and $13.3 million, or 45.3% for the year to date period. The decrease in premiums for the second quarter and first six months of 2003 is primarily attributable to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract represented annualized premiums of $14.5 million, or 10% of annualized premium revenue for the Company. Partially offsetting the decrease in gross written premiums was new business generated by established agents coupled with rate increases on renewal business.

Ceded premiums decreased $0.1 million, or 6.8% during the second quarter of 2003 and increased $0.1 million, or 4.6% during the first six months of 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums should occur when earned premiums decrease. For the quarter and first six months of 2003 American Southern experienced an increase in reinsurance rates that resulted in a higher effective rate of premiums ceded as compared to the same periods in 2002.

The following is American Southern’s earned premium by line of business for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Commercial automobile	$ 6,074	$ 8,241	$ 13,793	$ 15,100
Private passenger auto	936	807	1,820	1,615
General liability	1,228	823	2,349	1,612
Property	953	908	1,866	1,740
Other	19	13	33	29
	$ 9,210	$ 10,792	$ 19,861	$ 20,096

Net earned premiums decreased $1.6 million, or 14.7% during the second quarter of 2003 and $0.2 million, or 1.2% during the first six months of 2003. The decrease for the quarter and year to date period is primarily due to the termination of American Southern’s largest contract, as discussed above.

American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. During 2000, American Southern renewed its largest account. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003 and currently neither party to the litigation is pursuing a determination from the Procurement Review Panel. Management, at this time, does not believe that the ultimate settlement of this case will have any impact on the company’s financial position or results of operations. During the first half of 2003, American Southern prepared a renewal quote for this business; however, given the competitive nature of the current insurance marketplace, the company was unable to renew this account. This contract represented annualized premiums of approximately $14.5 million and contributed approximately $0.1 million and $0.3 million to the earnings of American Southern for the previous two contract years ended April 30, 2003. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of that contract or other similar accounts in the future.

The following sets forth the loss and expense ratios of American Southern for the second quarter and first six months of 2003 and for the comparable periods in 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss ratio	58.4%	73.6%	64.6%	72.8%
Expense ratio	35.0%	22.7%	31.7%	23.9%
Combined ratio	93.4%	96.3%	96.3%	96.7%

The loss ratio for the second quarter of 2003 decreased to 58.4% from 73.6% in the second quarter of 2002 and to 64.6% in the first six months of 2003 from 72.8% in the same comparable period in 2002. The decrease in the loss ratio for the quarter and six months ended June 30, 2003, is primarily attributable to the loss of American Southern’s largest account, which expired on April 30, 2003. American Southern’s loss ratio in the second quarter of 2003 improved significantly as it benefited from a substantial reduction in automobile claims related to this account. The expense ratio for the second quarter increased to 35.0% compared to 22.7% in the second quarter of 2002 and to 31.7% for the six months of 2003 compared to 23.9% for the six months ended 2002. The increase in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. American Southern is also experiencing an increase in fixed commission expense associated with the acquisition of new business. During the second quarter of 2003, American Southern also accrued $0.2 million related to a private passenger rate dispute with the North Carolina Insurance Department.

Association Casualty

The following is a summary of Association Casualty’s premiums for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross written premiums	$ 6,685	$ 7,894	$ 13,961	$ 15,624
Ceded premiums	(1,088)	(1,377)	(2,365)	(2,468)
Net written premiums	$ 5,597	$ 6,517	$ 11,596	$ 13,156
Net earned premiums	$ 5,048	$ 6,146	$ 10,307	$ 12,442

Gross written premiums at Association Casualty decreased $1.2 million, or 15.3% during the second quarter of 2003 and $1.7 million, or 10.6% during the first half of 2003. The primary reason for the second quarter and year to date decline in written premiums was the continued rationalization of certain business along with implementation of certain minimum account standards. During the second quarter of 2003, approximately $0.8 million in gross written premiums were non-renewed as a result of these initiatives. For the year to date period approximately $2.9 million in gross written premiums were non-renewed. Association Casualty continues to re-underwrite the workers’ compensation book of business, increase rates on renewal business, and increase business writings for commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums at Association Casualty decreased $0.3 million, or 21.0% during the second quarter of 2003 and $0.1 millon, or 4.2% during the first six months of 2003. Included in the second quarter and first six months of 2003 are assumed written premiums of $0.8 million and $1.8 million, respectively, that are not subject to reinsurance. For the same comparable periods in 2002, the company did not have any assumed business. Accordingly in the second quarter of 2003, there was a lower effective percent of premiums ceded to premiums written than in 2002. Association Casualty has experienced higher reinsurance rates reflecting the change in the company’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company continues its transition to a commercial lines carrier.

Association Casualty had net earned premiums during the first six months of 2003 of $10.3 million, of which 71% was workers’ compensation business compared to 80% during the same period for 2002. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased disproportionately due to the higher reinsurance costs associated with these new lines of business.

The following is Association Casualty’s net earned premium by line of business for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Workers' compensation	$ 3,445	$ 4,881	$ 7,348	$ 9,963
General liability	94	59	148	118
Commercial multi-peril	1,006	724	1,853	1,327
Commercial automobile	495	482	944	852
Other	8	-	14	182
	$ 5,048	$ 6,146	$ 10,307	$ 12,442

Net earned premiums decreased $1.1 million, or 17.9% during the second quarter of 2003 and $2.1 million, or 17.2% during the first six months of 2003. The decrease for the quarter and year to date period is primarily due to the reasons discussed previously.

The following sets forth the loss and expense ratios for Association Casualty for the second quarter and first six months of 2003 and the comparable periods in 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss ratio	83.4%	76.3%	89.3%	70.7%
Expense ratio	40.7%	35.5%	37.2%	31.7%
Combined ratio	124.1%	111.8%	126.5%	102.4%

The loss ratio increased from 76.3% in the second quarter of 2002 to 83.4% in the second quarter of 2003 and from 70.7% for the first six months of 2002 to 89.3% for the comparable period in 2003. The loss ratio for the second quarter and first six months of 2003 is consistent with the average loss ratio incurred during the third and fourth quarters of 2002 and is attributable to the continued strengthening of prior years’ losses due primarily to increased medical costs. The loss ratio of the first six months of 2002 proved unsustainable and increased from the indicated 70.7% ratio for the six months ended June 30, 2002 to 84.2% for the year ended December 31, 2002, as previously discussed.

The company continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs and the need to provide for additional claim reserves. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these, as well as other costs. The expense ratio in the second quarter of 2003 increased to 40.7% from 35.5% in the second quarter of 2002, and to 37.2% from 31.7% for the year to date period primarily as a result of a consistent level of fixed expenses coupled with a decrease in earned premiums.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Gross written premiums	$ 11,094	$ 14,791	$ 25,264	$ 28,143
Ceded premiums	(4,205)	(4,378)	(8,820)	(8,609)
Net written premiums	$ 6,889	$ 10,413	$ 16,444	$ 19,534
Net earned premiums	$ 8,183	$ 7,778	$ 16,540	$ 13,583

Gross written premiums at Georgia Casualty decreased $3.7 million, or 25.0% in the second quarter of 2003 and $2.9 million, or 10.2% during the first six months of 2003 as compared to the same periods in 2002. The decrease in premiums for the quarter and year to date period is primarily attributable to the non-renewal of several large accounts that were unprofitable in addition to the complete elimination of a substandard underwriting program which began during the latter part of 2002. For the first six months of 2003 approximately $3.5 million in gross written premiums were non-renewed from these initiatives. Georgia Casualty through existing agents continues to produce new business and increase rates on renewal business.

Ceded premiums at Georgia Casualty decreased $0.2 million, or 4.0% during the second quarter of 2003 and increased $0.2 million, or 2.5% during the first six months of 2003. The decrease in ceded premiums for the quarter is primarily attributable to non-renewal of several large accounts discussed previously. The increase in ceded premiums for the year to date period is primarily due to an overall increase in reinsurance rates and changes to the reinsurance program.

The following is Georgia Casualty’s net earned premium by line of business for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Workers' compensation	$ 2,508	$ 2,841	$ 5,377	$ 4,887
General Liability	522	538	1,004	825
Commercial multi-peril	3,000	2,520	5,949	4,567
Commercial automobile	2,153	1,879	4,210	3,304
	$ 8,183	$ 7,778	$ 16,540	$ 13,583

Net earned premiums increased $0.4 million, or 5.2% during the quarter and $3.0 million, or 21.8% during the first six months of 2003. The increase in earned premiums for the quarter and year to date period is due to several reasons including rate increases and new business. While the cession for the quota share was reduced from 40% in 2001 to 30% in 2002, the bulk of written premiums ceded under the 40% quota share agreement during 2001 were recognized in 2002, resulting in lower earned premiums in 2002 as compared to the first quarter of 2003 when the cession rate was lower. Additionally, in the first quarter of 2002, net earned premiums at Georgia Casualty were negatively impacted by a significant return premium on a cancelled contract of approximately $0.3 million. Georgia Casualty continues to spread its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states such as Tennessee, Florida and North Carolina.

The following sets forth Georgia Casualty’s loss and expense ratios for the second quarter and first six months of 2003 and the comparable periods in 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Loss ratio	66.1%	61.6%	66.9%	66.4%
Expense ratio	46.1%	39.4%	38.6%	38.6%
Combined ratio	112.2%	101.0%	105.5%	105.0%

The loss ratio increased from 61.6% in the second quarter of 2002 to 66.1% in the second quarter of 2003 and from 66.4% for the first six months of 2002 to 66.9% for the comparable period in 2003. The increase in the loss ratio for the quarter is primarily attributable to better than expected experience on Georgia Casualty’s net book of business during the second quarter of 2002, which did not occur in the second quarter of 2003.

The expense ratio increased to 46.1% in the second quarter of 2003 from 39.4% in the second quarter of 2002 and for the first six months of 2003 remained unchanged from the comparable period in 2002. The increase in the expense ratio for the quarter is primarily attributable to state assessments, specifically the second injury trust fund and insolvency assessments, which increased $0.5 million during the quarter and $0.6 million for year to date period. Also, the bad debt reserve was increased by $0.2 million in the second quarter of 2003, due to uncertainty as to the collectibility of certain receivables. Offsetting this increase in the expense ratio was the elimination of the company’s planned 2002 policyholder dividend payment due to substandard results for workers’ compensation business in the states of Florida and Georgia during the first quarter of 2003. Accordingly, the policyholder dividend liability of $0.4 million that was eliminated in the first quarter of 2003 offset certain second quarter expense increases yielding a comparable expense ratio for the 2003 and 2002 year to date periods.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Medicare supplement	$ 11,317	$ 10,285	$ 22,558	$ 20,723
Other health	739	685	1,481	1,428
Life	3,570	3,710	7,007	7,260
Total	$ 15,626	$ 14,680	$ 31,046	$ 29,411

Premium revenue at Bankers Fidelity increased $0.9 million, or 6.4% during the second quarter of 2003 and $1.6 million, or 5.6% for the year to date period. The most significant increase in premium was in the Medicare supplement line of business, which increased 10.0% for the quarter and 8.9% for the year. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. During the second quarter and first six months of 2003, rate increases have been implemented in varying amounts by state and plan. Significant rate increases that were implemented in 2002 have resulted in increased revenues and profitability for the quarter and year to date period.

The following summarizes Bankers Fidelity’s operating expenses for the second quarter and first six months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Benefits and losses	$ 11,197	$ 10,470	$ 22,219	$ 21,066
Commission and other expenses	4,708	4,572	9,409	8,979
Total expenses	$ 15,905	$ 15,042	$ 31,628	$ 30,045

Benefits and losses increased 6.9% during the second quarter and 5.5% for the year. As a percentage of premiums, benefits and losses were 71.7% for the second quarter of 2003 and 71.6% for the first six months of 2003 compared to 71.3% in the second quarter of 2002 and 71.6% for the first six months of 2002. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.1% for the second quarter of 2003 and 30.3% for the first six months of 2003 compared to 31.1% in the second quarter of 2002 and 30.5% for the first six months of 2002.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.4 million, or 11.1% during the second quarter of 2003 and $1.0 million, or 13.9% for six months ended June 30, 2003. The increase in investment income for the quarter and year to date period is primarily due to a shift from short-term investments to higher yielding fixed income maturities. The Company’s investment in fixed income securities has increased from $160.6 million at June 30, 2002 to $215.4 million as of June 30, 2003.

The Company recognized a $1.3 million realized gain during the first six months of 2003 compared to a $0.1 million realized gain in the first six months of 2002. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest appreciated investments.

INTEREST EXPENSE

Interest expense increased $0.1 million, or 18.8% during the second quarter of 2003 and $0.2 million, or 17.5% for the six months ended June 30, 2003. As of June 30, 2003, total debt increased $11.0 million to $55.0 million, from $44.0 million in the second quarter ended June 30, 2002. On December 4, 2002, a Connecticut statutory business trust created by the Company, issued $17.5 million of trust preferred securities in a pooled private placement. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the principal balance on the outstanding term loan to $32.0 million from $44.0 million. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly created Connecticut statutory trust (the “Trust”) approximately $23.2 million in thirty year subordinated debentures, and the Trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company's outstanding term loan to $15.0 million from $32.0 million. Both trust preferred securities issuances, which have a maturity of thirty years from their original date of issuance, have an interest rate equivalent to the London Interbank Offer Rate (“LIBOR”) plus an applicable margin varying from 4.00% to 4.10% and the portion of the term loan that was repaid with the proceeds from the trust preferred issuance had an interest rate equivalent of LIBOR plus 2.75%. The increase in debt level, along with the increase in pricing, accounts for the increase in interest expense for the quarter and year to date period.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.7 million, or 12.7%, for the second quarter of 2003 and $3.4 million, or 13.8% for the first six months of 2003. The increase for the second quarter and first six months of 2003 is attributable to several factors. First, the Company has recently experienced higher than anticipated second injury trust fund and insolvency assessments, which increased $0.5 million during the quarter and $0.6 million for year to date period. In addition, agents’ commissions at American Southern increased $1.0 million during the first six months of 2003 as compared to the same period in 2002 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. During the second quarter of 2003, American Southern was also required to accrue $0.2 million related to a private passenger rate dispute with the North Carolina Insurance Department and the Georgia Casualty bad debt reserve was increased by $0.2 million due to uncertainty as to the collectibility of certain receivables. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 38.8% in the second quarter of 2003 from 33.3% in the second quarter of 2002. Year to date this ratio increased to 36.2% from 32.7% in 2002.

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

The Company’s insurance subsidiaries reported a combined statutory net income of $3.9 million for the first six months of 2003 compared to statutory net income of $2.9 million for the first six months of 2002. The reasons for the increase in statutory earnings in the first six months of 2003 are discussed above in “Results of Operations.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”).

The Company’s insurance subsidiaries reported a combined GAAP net income before cumulative effect of change in accounting principle of $4.6 million for the first six months of 2003 compared to $5.0 million for the first six months of 2002. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2003, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $9.1 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 501,000 shares of common stock; and are redeemable at the Company’s option. The Series C Stock is not currently convertible. During the second quarter of 2003, in accordance with the terms of the Series C Stock, the Company exercised its right to redeem 5,000 shares of the outstanding shares of the Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Stock, $100 per share, for $0.5 million, bringing the total outstanding shares of Series C Preferred Stock to 20,000 from 25,000 at June 30, 2003. The Company paid $0.1 million in dividends to the holders of the Series C Preferred Stock during the first six months of 2003.

At June 30, 2003, the Company’s $55.0 million of borrowings consisted of $15.0 million outstanding under a bank loan with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $40.0 million of outstanding trust preferred securities issued by two statutory trust subsidiaries. Effective June 30, 2003, the Company executed an amended and restated credit agreement (“Term Loan”) with Wachovia with respect to the outstanding $15.0 million bank debt. Terms of the agreement require the Company to repay $2.0 million in principal on July 1, 2004 and $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31 with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at June 30, 2003. The margin varies based upon the Company’s leverage ratio (debt to total capitalization) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to maintain certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must also comply with limitations on capital expenditures and additional debt obligations. The outstanding $40.0 million of trust preferred securities, were issued by two statutory business trusts both of which are wholly owned subsidiaries of the Company (the “Trusts”). Both trust preferred securities issuances have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2003 the effective interest rate of the trust preferred securities was 5.35%. The principal assets of the Trusts are an aggregate $41.2 million of subordinated debentures issued by the Company with identical rates of interest and maturities as the underlying trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Company of each Trust's obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

The Company intends to repay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the second quarter of 2003 increased over the second quarter of 2002. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $20.2 million at June 30, 2003.

Over 90% of the investment assets of the Company’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2003, Georgia Casualty had $18.1 million of statutory surplus, American Southern had $33.4 million of statutory surplus, Association Casualty had $17.1 million of statutory surplus, and Bankers Fidelity had $26.5 million of statutory surplus.

Net cash provided by operating activities was $4.8 million in the first six months of 2003 compared to net cash used by operating activities of $1.3 million in the first six months of 2002. The increase in operating cash flows during the first six months of 2003 is primarily attributable to the collection of $7.6 million from a reinsurance contract termination. Cash and short-term investments decreased from $41.6 million at December 31, 2002, to $40.8 million at June 30, 2003, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $289.2 million due to the shift from short-term investments.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 15,000	$ -	$ 6,500	$ 8,500	$ -
Trust preferred securities obligation	40,000	-	-	-	40,000
Operating Leases	7,682	1,568	2,596	1,512	2,006
Total	$ 62,682	$ 1,568	$ 9,096	$ 10,012	$ 42,006

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During 2000, the Company’s subsidiary American Southern renewed its largest account. Although this contract was renewed through a competitive bidding process, one of the parties bidding for this particular contract contested the award of this business to American Southern and filed a claim to nullify the contract. During the fourth quarter of 2000, American Southern received an unfavorable judgment relating to this litigation and appealed the ruling. The contract, which had accounted for approximately 10% of annualized premium revenue of Atlantic American, remained in effect pending appeal. On March 4, 2003, the South Carolina Court of Appeals reversed the lower court ruling and remanded the case back to the Procurement Review Panel to determine if American Southern was entitled to vendor preference. The contract subject to dispute contractually terminated on April 30, 2003 and currently neither party to the litigation is pursuing a determination from the Procurement Review Panel. Management, at this time, does not believe that the ultimate settlement of this case will have any impact on the Company’s financial position or results of operations.

From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

On May 6, 2003, the shareholders of the Company cast the following votes at the annual meeting of shareholders for the election of directors of the Company, and the appointment of Deloitte & Touche LLP as the Company’s auditors.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,333,195	271,247
Hilton H. Howell, Jr.	19,452,312	152,130
Edward E. Elson	19,462,186	142,256
Harold K. Fischer	19,462,691	141,751
Samuel E. Hudgins	19,334,137	270,305
D. Raymond Riddle	19,581,793	22,649
Harriett J. Robinson	19,462,691	141,751
Scott G. Thompson	19,581,788	22,654
Mark C. West	19,581,718	22,724
William H. Whaley, M.D.	19,453,249	151,193
Dom H. Wyant	19,462,681	141,761

Appointment of Independent Public Accountants	Shares Voted
	For	Against	Abstain
Deloitte & Touche, LLP	19,578,808	10,016	15,618

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

10.1 – Fifth Amendment, dated as of April 23, 2003, to Credit Agreement, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank, N.A.

10.2 – Amended and Restated Credit Agreement dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A.

31.1 – Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 – Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 – Certification pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

(a)(1) Current Report on Form 8-K filed on May 16, 2003 pursuant to Item 5 (Other Events) announcing the completed private issuance of $22.5 million aggregate amount of floating rate capital securities, as part of a pooled transaction that involved various other insurance companies.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 13, 2003	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer