Form 10-Q
period 2003-09-30
ATLANTIC AMERICAN CORP
filed 2003-11-12
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 6, 2003, was 21,214,332.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	September 30, 2003	December 31, 2002
Cash, including short-term investments of $700 and $21,487	$ 27,947	$ 41,638
Investments:
Bonds (cost: $199,475 and $175,672)	205,002	181,830
Common and preferred stocks (cost: $46,429 and $42,042)	64,425	57,242
Other invested assets (cost: $4,867 and $5,255)	4,703	5,031
Mortgage loans	3,225	3,330
Policy and student loans	2,366	2,409
Total investments	279,721	249,842
Receivables:
Reinsurance	48,279	49,875
Other (net of allowance for doubtful accounts: $1,324 and $1,121)	40,561	40,386
Deferred income taxes, net	1,189	667
Deferred acquisition costs	26,935	25,922
Other assets	9,213	9,644
Goodwill	3,008	3,008
Total assets	$ 436,853	$ 420,982

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 46,435	$ 44,767
Unearned premiums	54,300	55,900
Losses and claims	153,480	148,691
Other policy liabilities	4,512	4,777
Total policy liabilities	258,727	254,135
Accounts payable and accrued expenses	41,066	38,807
Bank debt payable	15,000	32,000
Trust preferred securities obligations	40,000	17,500
Total liabilities	354,793	342,442

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding, $13,400 redemption value	134	134
Series C preferred, 5,000 shares and 25,000 shares issued and outstanding in 2003 and 2002, respectively; $500 and $2,500 redemption value in 2003 and 2002, respectively	5	25
Common stock, $1 par, 50,000,000 shares authorized; 21,412,138 shares issued and 21,207,280 shares outstanding in 2003 and 21,374,370 shares outstanding in 2002	21,412	21,412
Additional paid-in capital	52,258	55,204
Accumulated deficit	(6,124)	(11,270)
Unearned compensation	(39)	(30)
Accumulated other comprehensive income	14,792	13,143
Treasury stock, at cost, 204,858 shares in 2003 and 37,768 shares in 2002	(378)	(78)
Total shareholders' equity	82,060	78,540
Total liabilities and shareholders' equity	$ 436,853	$ 420,982

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Insurance premiums	$ 37,916	$ 39,163	$ 115,671	$ 114,695
Investment income	3,900	3,782	11,770	10,693
Realized investment gains (losses), net	(501)	45	834	147
Other income	219	161	741	764
Total revenue	41,534	43,151	129,016	126,299
Benefits and expenses:
Insurance benefits and losses incurred	23,220	28,538	78,535	82,045
Commissions and underwriting expenses	11,824	11,414	33,014	30,514
Interest expense	827	642	2,295	1,891
Other	3,946	3,082	10,879	8,689
Total benefits and expenses	39,817	43,676	124,723	123,139
Income before income taxes and cumulative effect of change in accounting principle	1,717	(525)	4,293	3,160
Income tax benefit	(1,549)	(1,481)	(880)	(243)
Income before cumulative effect of change in accounting principle	3,266	956	5,173	3,403
Cumulative effect of change in accounting principle (Note 2)	-	-	-	(15,816)
Net income (loss)	3,266	956	5,173	(12,413)
Preferred stock dividends	(324)	(358)	(1,036)	(1,073)
Net income (loss) applicable to common stock	$ 2,942	$ 598	$ 4,137	$ (13,486)
Basic income (loss) per common share:
Income before cumulative effect of change in accounting principle	$ .14	$ .03	$ .20	$ .11
Cumulative effect of change in accounting principle	-	-	-	(.74)
Net income (loss)	$ .14	$ .03	$ .20	$ (.63)
Diluted income (loss) per common share:
Income before cumulative effect of change in accounting principle	$ .13	$ .03	$ .19	$ .11
Cumulative effect of change in accounting principle	-	-	-	(.73)
Net income (loss)	$ .13	$ .03	$ .19	$ (.62)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Nine Months Ended September 30, 2003	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)
Comprehensive income:
Net income				5,173
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive income

Preferred stock redeemed	(20)		(1,980)
Dividends accrued on preferred stock			(1,036)
Deferred share compensation expense			39
Restricted stock grants			(1)
Amortization of unearned compensation
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options			32	(27)
Balance, September 30, 2003	$ 139	$ 21,412	$ 52,258	$ (6,124)

Nine Months Ended September 30, 2003	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2002	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income:
Net income				5,173
Increase in unrealized investment gains		2,223		2,223
Fair value adjustment to interest rate swap		314		314
Deferred income tax attributable to other comprehensive income		(888)		(888)
Total comprehensive income				6,822
Preferred stock redeemed				(2,000)
Dividends accrued on preferred stock				(1,036)
Deferred share compensation expense				39
Restricted stock grants	(66)		67	-
Amortization of unearned compensation	57			57
Purchase of shares for treasury			(580)	(580)
Issuance of shares for employee benefit plans and stock options			213	218
Balance, September 30, 2003	$ (39)	$ 14,792	$ (378)	$ 82,060

Nine Months Ended September 30, 2002	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit
Balance, December 31, 2001	$ 159	$ 21,412	$ 56,606	$ 1,097
Comprehensive income (loss):
Net loss				(12,413)
Increase in unrealized investment gains
Fair value adjustment to interest rate swap
Deferred income tax attributable to other comprehensive income
Total comprehensive loss

Dividends accrued on preferred stock			(1,073)
Deferred share compensation expense			44
Restricted stock grants			(12)
Amortization of unearned compensation
Purchase of shares for treasury
Issuance of shares for employee benefit plans and stock options				(114)
Balance, September 30, 2002	$ 159	$ 21,412	$ 55,565	$ (11,430)

Nine Months Ended September 30, 2002	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2001	$ -	$ 8,748	$ (496)	$ 87,526
Comprehensive income (loss):
Net loss				(12,413)
Increase in unrealized investment gains		4,744		4,744
Fair value adjustment to interest rate swap		(418)		(418)
Deferred income tax attributable to other comprehensive income		(1,514)		(1,514)
Total comprehensive loss				(9,601)

Dividends accrued on preferred stock				(1,073)
Deferred share compensation expense				44
Restricted stock grants	(66)		78
Amortization of unearned compensation	18			18
Purchase of shares for treasury			(1)	(1)
Issuance of shares for employee benefit plans and stock options			274	160
Balance, September 30, 2002	$ (48)	$ 11,560	$ (145)	$ 77,073

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 5,173	$ (12,413)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	15,816
Amortization of deferred acquisition costs	13,209	13,352
Acquisition costs deferred	(14,222)	(15,554)
Realized investment gains	(834)	(147)
Increase in insurance reserves	4,618	15,868
Compensation expense related to share awards	96	62
Depreciation and amortization	865	721
Deferred income tax benefit	(1,410)	(473)
Decrease (increase) in receivables, net	1,395	(18,755)
(Decrease) increase in other liabilities	(634)	4,167
Other, net	632	(164)
Net cash provided by operating activities	8,888	2,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	95,680	56,488
Investments purchased	(120,259)	(88,179)
Additions to property and equipment	(428)	(263)
Net cash used by investing activities	(25,007)	(31,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of trust preferred securities	21,824	-
Repayments of debt	(17,000)	-
Preferred stock redemption	(2,000)	-
Preferred stock dividends	(131)	(169)
Proceeds from the exercise of stock options	13	13
Purchase of treasury shares	(278)	(1)
Net cash provided (used) by financing activities	2,428	(157)
Net decrease in cash and cash equivalents	(13,691)	(29,631)
Cash and cash equivalents at beginning of period	41,638	68,846
Cash and cash equivalents at end of period	$ 27,947	$ 39,215
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,466	$ 1,639
Cash paid for income taxes	$ 357	$ 113

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited; In thousands, except share and per share data)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent” or “Company”) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2.  Impact of Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS 142 as of January 1, 2002 and accordingly goodwill and indefinite-lived intangible assets are no longer amortized but are subject to impairment tests in accordance with SFAS 142. Intangible assets with finite lives continue to be amortized over their useful lives, which are no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. The impact of adopting SFAS 142 resulted in an impairment loss of $15,816 in the Company’s property and casualty division; and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s first quarter of 2002 results of operations.
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
        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period ending after December 15, 2003. Although the Company initially believed that the adoption of such statement would not have an effect on the Company’s financial condition or results of operations, interpretation uncertainties with respect to certain provisions have not only delayed the required implementation date for FIN 46; but have also raised issues with respect to the Company’s currently consolidated wholly owned trusts. As future guidance is provided, the Company will further evaluate its current consolidation of the trusts.
        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company’s financial condition or results of operations.
        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 aims to eliminate diversity in practice by requiring that mandatorily redeemable instruments, certain forward purchase contracts, written put options, and other types of financial instruments be reported as liabilities by their issuers. The standard includes a number of new disclosure requirements and is effective for instruments entered into or modified after May 31, 2003. For existing instruments, SFAS 150 is effective in the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company’s financial condition or results of operations.

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and income (loss) before taxes and cumulative effect of change in accounting principle for the three months and nine months ended September 30, 2003 and 2002.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
American Southern	$ 9,470	$ 11,410	$ 32,071	$ 33,638
Association Casualty	5,352	6,700	16,981	20,330
Georgia Casualty	9,510	8,881	27,951	23,913
Bankers Fidelity	17,062	16,017	51,384	47,803
Corporate and Other	2,685	1,832	7,416	5,632
Adjustments and eliminations	(2,545)	(1,689)	(6,787)	(5,017)
Total Revenue	$ 41,534	$ 43,151	$ 129,016	$ 126,299

Income (loss) before income taxes and cumulative effect of change in accounting principle	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
American Southern	$ 2,101	$ 2,101	$ 5,584	$ 4,907
Association Casualty	53	(2,093)	(1,358)	(1,203)
Georgia Casualty	267	(200)	1,260	566
Bankers Fidelity	1,166	1,094	3,861	2,835
Corporate and Other	(1,870)	(1,427)	(5,054)	(3,945)
Consolidated results	$ 1,717	$ (525)	$ 4,293	$ 3,160

Note 4.   Credit Arrangements

        On May 15, 2003, the Company participated in a pooled private placement offering of trust preferred securities. In that offering, the Company issued to a Connecticut statutory trust, which was created and is controlled by the Company (the “Trust”), approximately $23,196 in thirty year subordinated debentures, and the Trust sold $22,500 of trust preferred securities to third party investors. The trust preferred securities have an interest rate equivalent to the three-month London Interbank Offer Rate (“LIBOR”) plus 4.10%, which was 5.23% at September 30, 2003. Of the $21,824 in net proceeds, $17,000 was used to reduce the balance on the outstanding debt with Wachovia Bank, N.A. (“Wachovia”), $2,000 was used to redeem 20,000 shares of the Company’s Series C Preferred Stock, $2,000 was contributed to the capital of one of the Company’s subsidiaries and the balance of $824 was used for general corporate purposes. In May 2003, the credit agreement with Wachovia was modified in order to provide for the issuance of such securities.
        At September 30, 2003, the Company’s $55,000 of borrowings consisted of $15,000 outstanding under a bank loan with Wachovia and an aggregate of $40,000 of outstanding trust preferred securities issued by two statutory trust subsidiaries. Effective June 30, 2003, the Company executed an amended and restated credit agreement (“Term Loan”) with Wachovia with respect to the outstanding $15,000 bank debt. Terms of the agreement require the Company to repay $2,000 in principal on July 1, 2004 and $1,000 on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $500 on June 30 and $1,250 on December 31 with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at September 30, 2003. The margin varies based upon the Company’s leverage ratio (debt to total capitalization) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must also comply with limitations on capital expenditures and additional debt obligations. The outstanding $40,000 of trust preferred securities were issued by two statutory business trusts both of which are wholly owned subsidiaries of the Company (the “Trusts”). Both trust preferred securities issuances have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2003 the effective interest rate of the trust preferred securities was 5.19%. The principal assets of the Trusts are an aggregate of $41,238 of subordinated debentures issued by the Company with identical rates of interest and maturities as the underlying trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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
        The estimated fair value and related carrying value of the Company’s interest rate swap at September 30, 2003 was a liability of approximately $601.

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2003	2002	2003	2002
Gain (loss) on sale of securities included in net income	$ (501)	$ 45	$ 834	$ 147
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (2,328)	$ (816)	$ 3,057	$ 4,891
Reclassification adjustment	501	(45)	(834)	(147)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income	(1,827)	(861)	2,223	4,744
Fair value adjustment to interest rate swap	143	(266)	314	(418)
Deferred income tax attributable to other comprehensive income (loss)	589	395	(888)	(1,514)
Change in accumulated other comprehensive income	(1,095)	(732)	1,649	2,812
Accumulated other comprehensive income beginning of period	15,887	12,292	13,143	8,748
Accumulated other comprehensive income end of period	$ 14,792	$ 11,560	$ 14,792	$ 11,560

Note 7.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended September 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,266	21,150
Less preferred stock dividends	(324)
Net income applicable to common shareholders	2,942	21,150	$ .14
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	470
Effect of Series B Preferred Stock	301	3,358
Effect of Series C Preferred Stock	23	125
Net income applicable to common shareholders	$ 3,266	25,103	$ .13

Note 7.  Earnings Per Common Share (continued)

	Three Months Ended September 30, 2002
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 956	21,334
Less preferred stock dividends	(358)
Net income applicable to common shareholders	$ 598	21,334	$ .03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		325
Net income available to common shareholders	$ 598	21,659	$ .03

	Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 5,173	21,209
Less preferred stock dividends	(1,036)
Net income applicable to common shareholders	$ 4,137	21,209	$ .20
Diluted Earnings Per Common Share:
Effect of dilutive stock options		344
Net income applicable to common shareholders	$ 4,137	21,553	$ .19

Note 7.  Earnings Per Common Share (continued)

	Nine Months Ended September 30, 2002
	Income	Shares	Per Share Amount
Basic Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle	$ 3,403	21,289
Less preferred stock dividends	(1,073)
Income before cumulative effect of change in accounting principle applicable to common shareholders	2,330	21,289	$ .11
Cumulative effect of change in accounting principle	(15,816)	21,289	(.74)
Net loss applicable to common shareholders	$ (13,486)	21,289	$ (.63)
Diluted Earnings (Loss) Per Common Share:
Income before cumulative effect of change in accounting principle applicable to common shareholders	$ 2,330	21,289
Effect of dilutive stock options	-	378
Income before cumulative effect of change in accounting principle applicable to common shareholders	2,330	21,667	$ .11
Cumulative effect of change in accounting principle	(15,816)	21,667	(.73)
Net loss applicable to common shareholders	$ (13,486)	21,667	$ (.62)

        Outstanding stock options of 386,500 for the three months ended September 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 444,000 for the nine months ended September 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 735,000 for the three months ended September 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 685,000 for the nine months ended September 30, 2002 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversions of the Series B Preferred Stock and the Series C Preferred Stock were excluded from the earnings per common share calculation for the nine months ended September 30, 2003 and for the third quarter and first nine months of 2002 since their impact was antidilutive.

Note 8.  Stock Options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Pro forma net income (loss) and net income (loss) per share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003(2)	2002(2)	2003(2)	2002(1)	2002(2)
Net income (loss), as reported	$ 3,266	$ 956	$ 5,173	$ 3,403	$ (12,413)
Add: Stock-based employee compensation expense included in reported net income, net of tax	19	29	62	40	40
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(78)	(99)	(224)	(222)	(222)
Pro forma net income (loss)	$ 3,207	$ 886	$ 5,011	$ 3,221	$ (12,595)
Net income (loss) per common share:
Basic - as reported	$ .14	$ .03	$ .20	$ .11	$ (.63)
Basic - pro forma	$ .14	$ .02	$ .19	$ .10	$ (.64)
Diluted - as reported	$ .13	$ .03	$ .19	$ .11	$ (.62)
Diluted - pro forma	$ .13	$ .02	$ .18	$ .10	$ (.63)

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

Note 10.  Related Party Transaction

        During the second quarter of 2003, in accordance with the terms of the Series C Preferred Stock, the Company exercised its right to redeem 5,000 shares of the outstanding Series C Preferred Stock at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $500. During the third quarter of 2003, the Company called for the redemption of 15,000 shares of outstanding Series C Preferred Stock at the designated redemption price of $100 per share, reducing the total outstanding shares to 5,000. All remaining shares of Series C Preferred Stock are owned directly by affiliates of the Company’s Chairman.

Note 11.  Prior Year Reclassifications

         Certain reclassifications have been made to the 2002 balances to conform with the 2003 presentation.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Company”) and its subsidiaries for the quarter and nine-month period ended September 30, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

CRITICAL ACCOUNTING ESTIMATES

        The accounting and reporting policies of Atlantic American Corporation and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management’s initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations. (See Summary of Significant Accounting Policies more fully described in the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2002).

         Unpaid loss and loss adjustment expense comprise 43% of the Company liabilities at September 30, 2003. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to September 30, 2003, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2003 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to September 30, 2003. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses incurred prior to September 30, 2003 but not yet reported to the Company, and estimates of unpaid claims adjustment expenses are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for all lines of business, and when current results differ from the original assumptions used to develop such estimates; the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted.

         Future policy benefits comprise 13% of the Company’s total liabilities at September 30, 2003. These liabilities relate to life insurance products, and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprise 6% of the Company’s total assets at September 30, 2003. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprise 20% of the Company’s total assets at September 30, 2003. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprise 70% of the Company’s total assets at September 30, 2003. Substantially, all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at that value for an extended period of time. When an investment’s indicated fair market value has declined below its cost basis for a period of time, generally not less than nine months, the Company evaluates such investment for other than a temporary impairment. If an other than a temporary impairment is deemed to exist, then the Company may write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s Consolidated Statements of Operations.

         Deferred income taxes comprise less than 1% of the Company’s total assets at September 30, 2003. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company earned $3.3 million, or $0.13 per diluted share, during the third quarter ended September 30, 2003 compared to net income of $1.0 million, or $0.03 per diluted share, for the third quarter ended September 30, 2002. The Company had net income of $5.2 million or $0.19 per diluted share for the nine months ended September 30, 2003 compared to a net loss of $12.4 million or $0.62 per diluted share for the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Premium revenue for the quarter ended September 30, 2003, decreased 3.2% to $37.9 million from $39.2 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, premium revenue increased slightly to $115.7 million from $114.7 million for the same comparable period in 2002. The decrease in premiums for the third quarter and moderate increase for the nine months ended September 30, 2003 is primarily attributable to the non-renewal of several large accounts that were unprofitable in addition to the loss of one of the Company’s larger contracts early in the second quarter of 2003, offset by continued new business growth and premium increases on existing business. In addition, during the third quarter of 2003, results were favorably impacted by a $1.5 million deferred tax benefit related to a reduction of the Company’s valuation allowance compared to a similar $1.3 million deferred tax benefit in the third quarter of 2002. The reduction of the valuation allowance is the result of reassessment as to the realization of certain net operating loss carry forwards. Also, during the third quarter of 2003, the Company recognized a tax benefit of $1.0 million related to prior years' alternative minimum tax payments. At the time such payments were made there was no assurance that such amounts could be recovered in future periods. After filing the Company’s 2002 tax returns in 2003 and assessing the current status of the life insurance versus non-life insurance subsidiaries, the Company determined that the realization of future benefit from prior years' alternative minimum tax payments was probable and accordingly, the benefit was recognized. Income before income taxes and cumulative effect of change in accounting principle for the nine months ended September 30, 2003 increased 35.8% to $4.3 million primarily due to better operating performance in the casualty division and realized gains of $0.8 million compared to $0.1 million in realized gains during the same period of 2002.

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

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross written premiums	$ 12,938	$ 10,151	$ 29,027	$ 39,565
Ceded premiums	(1,214)	(1,731)	(4,563)	(4,934)
Net written premiums	$ 11,724	$ 8,420	$ 24,464	$ 34,631
Net earned premiums	$ 8,275	$ 10,075	$ 28,136	$ 30,171

Gross written premiums at American Southern increased $2.8 million, or 27.5% during the third quarter of 2003 and decreased $10.5 million, or 26.6% for the year to date period. The increase in gross written premiums for the third quarter is primarily due to the addition of a $1.4 million account coupled with new business generated by established agents. The decrease in premiums during first nine months of 2003 is primarily attributable to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract represented annualized premiums of $14.5 million, or approximately 10% of annualized premium revenue for the Company.

Ceded premiums decreased $0.5 million, or 29.9% during the third quarter of 2003 and $0.4 million, or 7.5% during the first nine months of 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease. Although American Southern has experienced an increase in reinsurance rates, the effective percent of premiums ceded to premiums earned decreased as compared to the same periods in 2002. The primary reason for this decrease was the loss of American Southern’s largest account discussed previously. This contract, which terminated on April 30, 2003, had higher reinsurance costs than the other accounts in American Southern’s book of business.

The following is American Southern’s earned premium by line of business for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Commercial automobile	$ 4,624	$ 7,328	$ 18,417	$ 22,428
Private passenger auto	996	819	2,816	2,434
General liability	1,601	968	3,950	2,580
Property	975	941	2,841	2,681
Other	79	19	112	48
	$ 8,275	$ 10,075	$ 28,136	$ 30,171

Net earned premiums decreased $1.8 million, or 17.9% during the third quarter of 2003 and $2.0 million, or 6.7% during the first nine months of 2003. The decrease for the quarter and year to date period is primarily due to the termination of American Southern’s largest contract, as discussed above.

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

The following sets forth the loss and expense ratios of American Southern for the third quarter and first nine months of 2003 and for the comparable periods in 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss ratio	47.7%	59.6%	59.6%	68.4%
Expense ratio	41.4%	32.8%	34.5%	26.9%
Combined ratio	89.1%	92.4%	94.1%	95.3%

The loss ratio for the third quarter of 2003 decreased to 47.7% from 59.6% in the third quarter of 2002 and to 59.6% in the first nine months of 2003 from 68.4% in the same comparable period in 2002. The decrease in the loss ratio for the quarter and nine months ended September 30, 2003, is primarily attributable to the loss of American Southern’s largest account, which expired on April 30, 2003. American Southern’s loss ratio in the second and third quarter of 2003 improved significantly as it benefited from a substantial reduction in automobile claims related to this account. The expense ratio for the third quarter increased to 41.4% compared to 32.8% in the third quarter of 2002 and to 34.5% for the first nine months of 2003 compared to 26.9% for the first nine months of 2002. The increase in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. American Southern is also experiencing an increase in fixed commission expense associated with the acquisition of new business. During the third quarter and first nine months of 2003, American Southern also accrued $0.2 million and $0.4 million, respectively, related to a private passenger rate dispute with the North Carolina Insurance Department.

Association Casualty

The following is a summary of Association Casualty’s premiums for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross written premiums	$ 5,810	$ 6,043	$ 19,771	$ 21,667
Ceded premiums	(1,125)	(1,094)	(3,490)	(3,562)
Net written premiums	$ 4,685	$ 4,949	$ 16,281	$ 18,105
Net earned premiums	$ 4,807	$ 6,115	$ 15,114	$ 18,557

Gross written premiums at Association Casualty decreased $0.2 million, or 3.9% during the third quarter of 2003 and $1.9 million, or 8.8% during the first nine months of 2003. The primary reason for the third quarter and year to date decline in written premiums was the continued rationalization of certain business along with implementation of certain minimum account standards. During the third quarter of 2003, approximately $0.6 million in gross written premiums were non-renewed as a result of these initiatives. For the year to date period approximately $3.5 million in gross written premiums were non-renewed. Association Casualty continues to re-underwrite the workers’ compensation book of business, increase rates on renewal business, and increase business writings for commercial lines other than workers’ compensation such as general liability, property and automobile.

Ceded premiums at Association Casualty increased slightly during the third quarter of 2003 and decreased $0.1 million, or 2.0% during the first nine months of 2003. During the third quarter of 2003, Association Casualty’s primary reinsurance agreement expired. Due to the proposed renewal rates and terms associated therewith, Association Casualty terminated the relationship with its existing reinsurer and entered into a new reinsurance agreement. The new reinsurance rates will result in a prospective pricing increase of approximately 12% over previous rates. Furthermore, Association Casualty has also experienced higher reinsurance rates due to the change in the company’s book of business. While Association Casualty has historically specialized in workers’ compensation insurance in the state of Texas, the company continues its transition to a commercial lines carrier. Association Casualty had net earned premiums during the first nine months of 2003 of $15.1 million, of which 69% was workers’ compensation business compared to 80% during the same period for 2002. As the company diversifies into commercial lines other than workers’ compensation, ceded premiums have increased disproportionately due to the higher reinsurance costs associated with these new lines of business. Excluding assumed written premiums of $0.8 million and $2.6 million in the third quarter and first nine months of 2003, respectively, that are not subject to reinsurance and did not exist in 2002, reinsurance premiums ceded as a percentage of written premiums increased to 22.7% in the third quarter of 2003 from 18.1% in the third quarter of 2002 and to 20.4% for the nine months September 30, 2003 from 16.4% for the comparable period in 2002.

The following is Association Casualty’s net earned premium by line of business for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Workers' compensation	$ 3,063	$ 4,814	$ 10,411	$ 14,777
General liability	100	53	248	171
Commercial multi-peril	1,028	766	2,881	2,093
Commercial automobile	606	482	1,550	1,334
Other	10	-	24	182
	$ 4,807	$ 6,115	$ 15,114	$ 18,557

Net earned premiums decreased $1.3 million, or 21.4% during the third quarter of 2003 and $3.4 million, or 18.6% during the first nine months of 2003. The decrease for the quarter and year to date period is primarily due to the reasons discussed previously.

The following sets forth the loss and expense ratios for Association Casualty for the third quarter and first nine months of 2003 and the comparable periods in 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss ratio	64.9%	107.6%	81.5%	82.9%
Expense ratio	45.3%	36.2%	39.8%	33.1%
Combined ratio	110.2%	143.8%	121.3%	116.0%

The loss ratio decreased to 64.9% in the third quarter of 2003 from 107.6% in the third quarter of 2002 and to 81.5% for the first nine months of 2003 from 82.9% for the comparable period in 2002. The decrease in the loss ratio during the third quarter and year to date period is primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Although Association Casualty is benefiting from these initiatives, it continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs and the need to provide for additional claim reserves. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these, as well as other costs. The expense ratio in the third quarter of 2003 increased to 45.3% from 36.2% in the third quarter of 2002, and to 39.8% from 33.1% for the year to date period primarily as a result of a consistent level of fixed expenses coupled with a decrease in earned premiums.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Gross written premiums	$ 12,072	$ 11,977	$ 37,336	$ 40,120
Ceded premiums	(1,774)	(4,316)	(10,594)	(12,925)
Net written premiums	$ 10,298	$ 7,661	$ 26,742	$ 27,195
Net earned premiums	$ 8,964	$ 8,141	$ 25,504	$ 21,724

Gross written premiums at Georgia Casualty increased slightly in the third quarter of 2003 and decreased $2.8 million, or 6.9% during the first nine months of 2003 as compared to the same periods in 2002. The moderate increase in premiums for the quarter and decrease for the year to date period is primarily attributable to the non-renewal of several large accounts that were unprofitable in addition to the complete elimination of a substandard underwriting program which began during the latter part of 2002. For the first nine months of 2003 approximately $4.0 million in gross written premiums were non-renewed from these initiatives. Through existing agents, Georgia Casualty continues to produce new business and increase rates on renewal business.

Ceded premiums at Georgia Casualty decreased $2.5 million, or 58.9% during the third quarter of 2003 and $2.3 million, or 18.0% during the first nine months of 2003. The decrease in ceded premiums for the quarter and year to date period is primarily due the quota share reinsurance agreement. During the third quarter of 2003, the 30% quota share reinsurance agreement that Georgia Casualty incepted in the first quarter of 2002 to allow for premium growth and surplus protection was reduced to a 20% quota share agreement retroactive to January 1, 2003. Subsequent to September 30, 2003, one of Georgia Casualty’s current reinsurers announced their intention to “withdraw from the reinsurance business.” Management is currently considering the impact of the reinsurer’s decision on Georgia Casualty's business and evaluating the various alternatives.

The following is Georgia Casualty’s net earned premium by line of business for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Workers' compensation	$ 2,878	$ 2,813	$ 8,255	$ 7,700
General Liability	636	438	1,640	1,263
Commercial multi-peril	3,149	2,964	9,098	7,531
Commercial automobile	2,301	1,926	6,511	5,230
	$ 8,964	$ 8,141	$ 25,504	$ 21,724

Net earned premiums increased $0.8 million, or 10.1% during the quarter and $3.8 million, or 17.4% during the first nine months of 2003. The increase in earned premiums for the quarter and year to date period is due to several reasons including rate increases and new business. While the cession for the quota share was reduced from 40% in 2001 to 30% in 2002, the bulk of written premiums ceded under the 40% quota share agreement during 2001 were recognized in 2002, resulting in lower earned premiums in 2002 as compared to the first quarter of 2003 when the cession rate was lower. Additionally, in the third quarter of 2003 net earned premiums at Georgia Casualty increased by $1.0 million due to another reduction in the quota share reinsurance agreement discussed previously. Georgia Casualty continues to spread its geographical exposure by reducing its concentration in Georgia and expanding in its other key southeastern states such as Tennessee, Florida and North Carolina.

The following sets forth Georgia Casualty’s loss and expense ratios for the third quarter and first nine months of 2003 and the comparable periods in 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Loss ratio	56.8%	69.0%	63.4%	67.4%
Expense ratio	46.3%	42.6%	41.3%	40.1%
Combined ratio	103.1%	111.6%	104.7%	107.5%

The loss ratio decreased from 69.0% in the third quarter of 2002 to 56.8% in the third quarter of 2003 and from 67.4% for the first nine months of 2002 to 63.4% for the comparable period in 2003. The decrease in the loss ratio for the third quarter and year to date period is primarily attributable to better than expected experience on Georgia Casualty’s net book of business during 2003, which did not occur in 2002. During the third quarter and nine months ended September 30, 2002, Georgia Casualty incurred several large losses.

The expense ratio increased to 46.3% in the third quarter of 2003 from 42.6% in the third quarter of 2002 and for the first nine months of 2003 increased slightly from the comparable period in 2002. The increase in the expense ratio for the quarter is primarily attributable to the reduction in the quota share reinsurance agreement. The quota share cession rate was decreased from 30% to 20% and, as a result, reduced the ceding commission Georgia Casualty received from the quota share by $0.9 million. For the year to date period, state assessments, specifically the second injury trust fund and insolvency assessments, increased $0.6 million. Offsetting this increase in the expense ratio was the elimination of the company’s planned 2002 policyholder dividend payment due to substandard results for workers’ compensation business in the states of Florida and Georgia during the first quarter of 2003. Accordingly, the policyholder dividend liability of $0.4 million that was eliminated in the first quarter of 2003 offset certain expense increases yielding a comparable expense ratio for the 2003 and 2002 year to date periods.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Medicare supplement	$ 11,679	$ 10,451	$ 34,237	$ 31,174
Other health	763	759	2,244	2,187
Life	3,429	3,622	10,436	10,882
Total	$ 15,871	$ 14,832	$ 46,917	$ 44,243

Premium revenue at Bankers Fidelity increased $1.0 million, or 7.0% during the third quarter of 2003 and $2.7 million, or 6.0% for the year to date period. The most significant increase in premium was in the Medicare supplement line of business, which increased 11.8% for the quarter and 9.8% for the year. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. During the third quarter and first nine months of 2003, rate increases have been implemented in varying amounts by state and plan. Significant rate increases that were implemented in 2002 have resulted in increased revenues and profitability for the quarter and year to date period.

The following summarizes Bankers Fidelity’s operating expenses for the third quarter and first nine months of 2003 and the comparable periods in 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Benefits and losses	$ 11,062	$ 10,337	$ 33,281	$ 31,403
Commission and other expenses	4,833	4,586	14,242	13,565
Total expenses	$ 15,895	$ 14,923	$ 47,523	$ 44,968

Benefits and losses increased 7.0% during the third quarter and 6.0% for the year. As a percentage of premiums, benefits and losses were 69.7% for the third quarter of 2003 and 70.9% for the first nine months of 2003 compared to 69.7% in the third quarter of 2002 and 71.0% for the first nine months of 2002. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.5% for the third quarter of 2003 and 30.4% for the first nine months of 2003 compared to 30.9% in the third quarter of 2002 and 30.7% for the first nine months of 2002.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.1 million, or 3.1% during the third quarter of 2003 and $1.1 million, or 10.1% for the nine months ended September 30, 2003. The increase in investment income for the quarter and year to date period is primarily due to a shift from short-term investments to higher yielding bonds. The Company’s investment in bonds has increased from $170.9 million at September 30, 2002 to $205.0 million as of September 30, 2003.

The Company recognized a $0.8 million realized gain during the first nine months of 2003 compared to a $0.1 million realized gain in the first nine months of 2002. For the third quarter the Company had a realized loss of $0.5 million compared to a realized gain of $0.1 for the same comparable period in 2002. During the third quarter of 2003, the Company determined that one of its common stock investments was impaired and, consequently, the cost basis was written down to the September 30, 2003 market value. While the write down did not impact the carrying value of the investment, it resulted in a realized loss of $0.7 million. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest investments.

INTEREST EXPENSE

Interest expense increased $0.2 million, or 28.8% during the third quarter of 2003 and $0.4 million, or 21.4% for the nine months ended September 30, 2003. As of September 30, 2003, total debt increased $11.0 million to $55.0 million, from $44.0 million in the third quarter ended September 30, 2002. On December 4, 2002, a Connecticut statutory business trust created by the Company, issued $17.5 million of trust preferred securities in a pooled private placement. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the principal balance on the outstanding term loan to $32.0 million from $44.0 million. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly created Connecticut statutory trust (the “Trust”) approximately $23.2 million in thirty year subordinated debentures, and the Trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding term loan to $15.0 million from $32.0 million. Both trust preferred securities issuances, which have a maturity of thirty years from their original date of issuance, have an interest rate equivalent to the London Interbank Offer Rate (“LIBOR”) plus an applicable margin varying from 4.00% to 4.10% and the portion of the term loan that was repaid with the proceeds from the trust preferred issuance had an interest rate equivalent of LIBOR plus 2.75%. The increase in debt level, along with the increase in pricing, results in the increase in interest expense for the quarter and year to date period.

OTHER EXPENSES AND TAXES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.3 million, or 8.8%, for the third quarter of 2003 and $4.7 million, or 12.0% for the first nine months of 2003. The increase in other expenses for the quarter is primarily attributable to the reduction in the quota share reinsurance agreement. The quota share cession rate was decreased from 30% to 20% and, as a result, reduced the ceding commission Georgia Casualty received from the quota share by $0.9 million. The increase for the first nine months of 2003 is attributable to several factors. First, the Company has regularly accrued in 2003 for higher anticipated second injury trust fund and insolvency assessments, which increased $0.6 million for the year to date period. In addition, agents’ commissions at American Southern increased $0.7 million during the first nine months of 2003 as compared to the same period in 2002 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. During the nine months ended September 30, 2003, American Southern was also required to accrue $0.4 million related to a private passenger rate dispute with the North Carolina Insurance Department and the Georgia Casualty bad debt reserve was increased by $0.2 million due to uncertainty as to the collectibility of certain receivables. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 41.6% in the third quarter of 2003 from 37.0% in the third quarter of 2002. Year to date this ratio increased to 37.9% from 34.2% in 2002.

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

The Company’s insurance subsidiaries reported a combined statutory net income of $5.4 million for the first nine months of 2003 compared to statutory net income of $3.8 million for the first nine months of 2002. The reasons for the increase in statutory earnings in the first nine months of 2003 are discussed above in “Results of Operations.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles(“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income before cumulative effect of change in accounting principle of $6.4 million for the first nine months of 2003 compared to $5.6 million for the first nine months of 2002. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to deferral of acquisition costs, as well as different reserving methods.

The Company has two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At September 30, 2003, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $9.3 million. The outstanding shares of Series C Preferred Stock (“Series C Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 125,000 shares of common stock; and are redeemable at the Company’s option. The Series C Stock is not currently convertible. During the second quarter of 2003, in accordance with the terms of the Series C Stock, the Company exercised its right to redeem 5,000 shares of the outstanding shares of the Series C Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Stock, $100 per share, for $0.5 million, bringing the total outstanding shares of Series C Stock to 20,000 from 25,000 at June 30, 2003. During the third quarter of 2003, the Company called for the redemption of 15,000 shares ($1.5 million) of outstanding Series C Stock at the designated redemption price of $100 per share, reducing the total outstanding shares to 5,000 at September 30, 2003. The Company paid $0.1 million in dividends to the holders of the Series C Stock during the first nine months of 2003.

At September 30, 2003, the Company’s $55.0 million of borrowings consisted of $15.0 million outstanding under a bank loan with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $40.0 million of outstanding trust preferred securities issued by two statutory trust subsidiaries. Effective June 30, 2003, the Company executed an amended and restated credit agreement (“Term Loan”) with Wachovia with respect to the outstanding $15.0 million bank debt. Terms of the agreement require the Company to repay $2.0 million in principal on July 1, 2004 and $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31 with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at September 30, 2003. The margin varies based upon the Company’s leverage ratio (debt to total capitalization) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must also comply with limitations on capital expenditures and additional debt obligations. The outstanding $40.0 million of trust preferred securities, were issued by two statutory business trusts both of which are wholly owned subsidiaries of the Company (the “Trusts”). Both trust preferred securities issuances have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2003 the effective interest rate of the trust preferred securities was 5.19%. The principal assets of the Trusts are an aggregate of $41.2 million of subordinated debentures issued by the Company with identical rates of interest and maturities as the underlying trust preferred securities. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Company of each Trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

The Company intends to repay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the Term Loan could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

The Company provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the third quarter of 2003 increased over the third quarter of 2002. In addition, the Company has a formal tax-sharing agreement between the Company and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $18.3 million at September 30, 2003.

Over 90% of the investment assets of the Company’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Company by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2003, Georgia Casualty had $20.7 million of statutory surplus, American Southern had $33.6 million of statutory surplus, Association Casualty had $17.2 million of statutory surplus, and Bankers Fidelity had $27.7 million of statutory surplus.

Net cash provided by operating activities was $8.9 million in the first nine months of 2003 compared to net cash provided by operating activities of $2.5 million in the first nine months of 2002. The increase in operating cash flows during the first nine months of 2003 is primarily attributable to the collection of $7.6 million from a reinsurance contract termination. Cash and short-term investments decreased from $41.6 million at December 31, 2002, to $27.9 million at September 30, 2003, mainly due to an increase in longer-term investments. Total investments (excluding short-term investments) increased to $279.7 million due to the shift from short-term investments.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 15,000	$ 2,000	$ 5,000	$ 8,000	$ -
Trust preferred securities obligation	40,000	-	-	-	40,000
Operating Leases	7,290	1,569	2,392	1,516	1,813
Total	$ 62,290	$ 3,569	$ 7,392	$ 9,516	$ 41,813

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are effective in providing reasonable assurance of timely notification to our management of material information required to be included in our periodic Securities and Exchange Commission filings.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 12, 2003	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.