Form 10-K
period 2003-12-31
ATLANTIC AMERICAN CORP
filed 2004-03-29
CIK 8177

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

Common Stock, $1.00 par value

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,284,152. On March 19, 2004 there were 21,272,604 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 4, 2004, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

      Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American’s principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”), Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”), Georgia Casualty & Surety Company (“Georgia Casualty”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”).

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

Business Automobile Insurance policies provide for bodily injury and/or property damage liability coverage, uninsured motorists coverage and physical damage coverage to commercial accounts.

General Liability Insurance policies cover bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

Property Insurance policies provide for payment of losses on real and personal property caused by fire or other multiple perils.

Personal Automobile Insurance policies provide for bodily injury and/or property damage liability coverage, uninsured motorists coverage and physical damage coverage to individuals.

      American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 20 of the 25 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to the members of the Carolina Motor Club, Inc. (“AAA Carolinas”), an affiliate of the American Automobile Association. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage.

      The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Automobile Liability	$17,947	$22,748	$23,677	$22,795	$24,573
Automobile Physical Damage	9,451	9,829	8,732	7,397	6,112
General Liability	5,777	3,647	3,161	3,536	4,302
Property	3,819	3,627	3,386	3,383	3,118
Surety	364	63	67	61	61

Total	$37,358	$39,914	$39,023	$37,172	$38,166

      Georgia Casualty. Georgia Casualty is a property-casualty insurance company providing workers’ compensation, property, general liability, automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States. Georgia Casualty’s primary marketing focus is toward small to middle market accounts with low to moderate hazard grades, ranging from $20,000 to $250,000 in written premiums. In addition to the wide range of commercial products available, Georgia Casualty offers customized products for nine classes of business, including, but not limited to, light manufacturing, restaurants, golf clubs and artisan contractors. These products, along with innovative risk management services and exceptional claims handling, are offered through an exclusive network of independent agents. Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

      The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Workers’ Compensation	$11,071	$10,592	$10,744	$16,741	$13,157
Business Automobile	8,767	7,388	5,412	4,918	2,876
General Liability	2,272	1,761	2,610	2,531	1,251
Property	12,209	10,003	6,813	4,386	2,119

Total	$34,319	$29,744	$25,579	$28,576	$19,403

      Association Casualty. Association Casualty is a property-casualty insurance company that offers workers’ compensation, commercial property, commercial automobile, general liability, umbrella and inland marine coverages throughout Texas. Association Casualty has adopted a strategy consistent with that of Georgia Casualty and is focused on small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premium. In addition to this wide range of products, customized coverages are offered to six classes of business, including restaurants, light manufacturing and country clubs. These particular products are coupled with specialized loss control and claims services and are offered through an exclusive network of independent agents. Association Casualty is licensed to do business in eight states.

      The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums for each of its principal product lines since its acquisition by the Company.

	Year Ended December 31,

	2003	2002	2001	2000	1999(1)

	(In thousands)
Workers’ Compensation	$13,196	$18,950	$22,784	$19,051	$8,158
Business Automobile	2,307	1,811	671	64	—
General Liability	385	221	117	5	—
Property	4,464	3,080	1,001	81	—
Group Accident and Health	—	182	1,138	909	340

Total	$20,352	$24,244	$25,711	$20,110	$8,498

(1)	Includes results for the period July 1, 1999 through December 31, 1999.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity constitutes the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include: ordinary life, Medicare Supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare Supplement, accounted for 78.4% of Bankers Fidelity’s net earned premiums in 2003. Life insurance, including both whole and term life insurance policies, accounted for 21.6% of Bankers Fidelity’s premiums in 2003. In terms of the number of policies written in 2003, 34% were life policies and 66% were health policies.

      The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums for each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Life Insurance	$13,541	$15,421	$14,096	$13,445	$12,499

Medicare Supplement	46,190	42,298	38,268	31,295	25,822
Cancer, Accident and Other Health	2,952	2,878	2,912	2,899	3,206

Total Health	49,142	45,176	41,180	34,194	29,028

Total	$62,683	$60,597	$55,276	$47,639	$41,527

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

      Cancer, Accident & Other Health Coverages include several policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including short-term care, accident expense, hospital/surgical and disability.

Marketing

Casualty Operations

      American Southern. A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In arrangements similar to those with its agents, the premium assumed from some of these parties is adjusted based upon the profitability of the assumed business. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can retain such business at contract renewal. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with AAA Carolinas to market personal automobile insurance to the members of the automobile club. This program produced gross written premiums of approximately $8.3 million during 2003.

      Association Casualty. Association Casualty is represented by a field force of 69 independent agencies with 92 locations in Texas for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Association Casualty also offers a contingent profit sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals, and complimented by the assistance of the underwriting, loss control and claims staffs.

      Georgia Casualty. Georgia Casualty is represented by a field force of 60 independent agencies with 101 locations in eight states for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Georgia Casualty also offers a contingent profit-sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complimented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days written notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing experienced agents as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract its sales forces at any time without incurring significant additional expense.

      Bankers Fidelity has implemented a selective agent qualification process and had 2,533 licensed agents as of December 31, 2003. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 2003, a total of 885 agents wrote policies on behalf of Bankers Fidelity.

      Products of Bankers Fidelity compete directly with products offered by other insurance companies, as agents may represent several insurance companies. Bankers Fidelity, in an effort to motivate agents to market its products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions that immediately vest, simplified policy issue procedures, periodic sales incentive programs and, in some cases, protected sales territories determined based on specific counties and/or zip codes.

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

      American Southern also acts as a reinsurer with respect to all of the risks associated with certain automobile policies issued by various state administrative agencies, naming the state and various local governmental entities as insureds. Premiums written from such policies constituted $5.5 million, or 12.5%, of American Southern’s gross premiums written in 2003 as compared to $18.7 million in 2002 and $20.4 million in 2001.

Life and Health Operations

      Bankers Fidelity issues a variety of products for both life and health, which includes senior life products typically with small face amounts of not less than $1,000 and up to $30,000 and Medicare Supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2003 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life (see “Reinsurance”).

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

      The Company supports a Customer Awareness Program as the basis for its customer service philosophy. All personnel are required to attend customer service classes. Customer service hours of operations have been expanded in all service areas to serve customers and agents in all time zones.

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

Reserves

      The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Balance at January 1	$148,691	$143,515	$133,220
Less: Reinsurance recoverables	(39,380)	(47,729)	(38,851)

Net balance at January 1	109,311	95,786	94,369

Incurred related to:
Current year	98,536	104,724	108,068
Prior years	139	(57)	(2,415)

Total incurred	98,675	104,667	105,653

Paid related to:
Current year	56,229	52,253	59,506
Prior years	43,417	38,889	44,730

Total paid	99,646	91,142	104,236

Net balance at December 31	108,340	109,311	95,786
Plus: Reinsurance recoverables	41,752	39,380	47,729

Balance at December 31	$150,092	$148,691	$143,515

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

      The table on the following page sets forth the development of the balance sheet reserves for unpaid losses and claims determined using generally accepted accounting principles of the casualty operations’ insurance lines for 1993 through 2003. Development from acquired companies are included from the year of acquisition. Specifically excluded from the table on the following page are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

      The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2003. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is inappropriate to predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993

	(In thousands)
Reserve for losses and LAE	$139,560	$139,802	$135,948	$126,263	$120,235	$81,070	$81,657	$79,776	$74,677	$35,492	$32,643
Cumulative paid as of:
One year later		48,628	52,644	48,780	38,957	26,357	25,799	25,925	30,117	5,581	8,655
Two years later			78,654	78,496	63,496	43,749	38,756	38,330	42,581	17,972	11,807
Three years later				93,599	80,824	54,408	48,330	45,073	49,288	21,193	22,842
Four years later					90,266	61,981	54,840	50,334	53,224	23,112	25,634
Five years later						66,467	58,891	53,833	56,517	24,635	27,399
Six years later							61,600	56,534	59,398	26,431	28,842
Seven years later								59,029	61,320	27,783	30,576
Eight years later									63,570	29,412	31,832
Nine years later										31,284	33,459
Ten years later											35,326
Ultimate losses and LAE reestimated as of:
End of year	139,560	139,802	135,948	126,263	120,235	81,070	81,657	79,776	74,677	35,492	32,643
One year later		143,771	136,606	130,415	115,019	80,174	75,243	76,269	79,620	30,813	36,895
Two years later			143,901	136,425	117,289	81,023	73,037	70,734	76,712	37,604	31,856
Three years later				140,039	122,099	83,149	75,199	68,816	73,383	37,974	40,117
Four years later					125,006	83,033	76,758	70,932	72,944	35,960	41,163
Five years later						83,182	76,832	72,430	74,695	37,986	39,835
Six years later							76,886	72,243	76,275	41,071	41,841
Seven years later								72,401	75,986	41,868	44,954
Eight years later									76,323	41,447	45,840
Nine years later										42,206	45,384
Ten years later											46,238
Cumulative redundancy (deficiency)		$(3,969)	$(7,953)	$(13,776)	$(4,771)	$(2,112)	$4,771	$7,375	$(1,646)	$(6,714)	$(13,595)
		-2.8%	-5.9%	-10.9%	-4.0%	-2.6%	5.8%	9.2%	-2.2%	-18.9%	-41.6%

Note: Because this analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income.

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

Reinsurance

      The Company’s insurance subsidiaries purchase reinsurance from unaffiliated insurers and reinsurers to reduce their liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Casualty Operations

      American Southern. American Southern retains a maximum amount of $240,000 per occurrence. Limits per occurrence within reinsurance treaties are as follows: Fire, inland marine and commercial automobile — $125,000 excess $50,000 retention; All other lines vary by type of policy and generally have retentions in excess of $100,000, up to $240,000. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues surety bonds with face amounts up to $750,000 that are not subject to reinsurance.

      Association Casualty. Association Casualty retains a maximum amount of $300,000 per occurrence on workers’ compensation up to $20.0 million. Limits per occurrence within the treaties are as follows: Automobile and general liability — $1.7 million excess $300,000 retention; Property — $2.7 million excess $300,000 retention. The property lines of coverage are protected with an excess of loss treaty, which affords recovery for property losses in excess of $3.0 million up to a maximum of $15.0 million. Association Casualty maintains a property catastrophe treaty with a $7.15 million limit excess of $350,000.

      Georgia Casualty. Georgia Casualty’s basic treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $10.0 million; Liability — $6.0 million; and Surety — $3.0 million. Georgia Casualty maintains a property catastrophe treaty with a $7.15 million limit excess of $350,000 retention. During 2003, Georgia Casualty entered into a quota share reinsurance agreement to cover 20% of the first $300,000 of occurrence losses and the first $350,000 of catastrophe losses on policies written from January 1, 2003 to December 31, 2003. Also in 2003, Georgia Casualty terminated its 2002 30% quota share contract as of December 31, 2003.

Life and Health Operations

      Bankers Fidelity. Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2003, Bankers Fidelity reinsured $25.0 million of the $305.8 million of life insurance in force, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

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

      Association Casualty. The Texas market, historically Association Casualty’s primary market, is extremely competitive. Association Casualty’s competition comes from carriers that are of a larger size than Association Casualty as well as the state fund that writes monoline workers’ compensation. Association Casualty’s strong focus and commitment to its target markets has enabled it to forge stronger ties with the agency networks that exclusively represent the company. Insurance products that provide a full range of commercial coverage, as well as customized loss control and claims services, position the agency partners to compete effectively within their geographic location. Association Casualty writes workers’ compensation coverage only as a part of the total insurance package. Flexible commission agreements award the greatest commissions to those agents that demonstrate loyalty and commitment to Association Casualty through continued premium growth and profitability. This further allows Association Casualty to be competitive in the market place.

      Georgia Casualty. Georgia Casualty’s insurance business is also extremely competitive. The competition can be placed in three categories: (1) companies with higher A.M. Best ratings, (2) alternative workers’ compensation markets, and (3) self-insured funds. Georgia Casualty’s efforts are directed in the following three general categories where the company has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty’s key to being competitive in these areas is maintaining strong underwriting standards, risk management programs, writing workers’ compensation coverage as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

Life and Health Operations

      The life and health insurance business remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. Bankers Fidelity focuses on three core products in the senior market; Medicare Supplement, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that the primary competitors in this market are Continental Life, Standard Life & Accident, The London Group, United American, American Pioneer and Blue Cross/ Blue Shield. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity has expanded into other markets through cross-selling strategies with the company’s sister property and casualty affiliations, offering turn-key marketing programs to facilitate business through these relationships. Bankers Fidelity continues to expand in niche markets through long-term relationships with a select number of independent marketing organizations including credit union business and association endorsements. Bankers Fidelity has a proven track record of competing in its chosen markets through long-standing relationships with independent agents by providing proprietary marketing initiatives and outstanding service to distribution and policyholders. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.

Ratings

      Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important measures within the insurance industry, and improved ratings should have a favorable impact on the ability of a company to compete in the marketplace.

      Each year A.M Best Company, Inc. (“A.M. Best”) publishes Best’s Insurance Reports, which includes assessments and ratings of all insurance companies. A.M. Best’s ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). A.M. Best’s ratings are based on a detailed analysis of the financial condition and operations of an insurance company compared to the industry in general.

      American Southern. American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated “A-” (Excellent) by A.M. Best.

      Association Casualty. Association Casualty is currently rated “A-” (Excellent) by A.M. Best.

      Georgia Casualty. Georgia Casualty is currently rated “B++” (Very Good) by A.M. Best.

      Bankers Fidelity. Bankers Fidelity is currently rated “B++” (Very Good) by A.M. Best.

      Since 1999, Atlantic American had been voluntarily rated by Standard and Poor’s Rating Services (“S&P”). In the initial review, the Company was assigned a single “A-” counterparty credit and financial strength rating. On March 14, 2001, the Company’s rating was lowered to a BBB+. On February 11, 2003, S&P placed the Company’s BBB+ counterparty credit and financial strength rating on CreditWatch with negative implications pending a review of the capital allocation and the support of the individual companies in the group. On April 4, 2003, S&P lowered its counterparty credit and financial strength ratings for Bankers Fidelity, American Southern, and Association Casualty to “BBB” from “BBB+” and for Georgia Casualty to “BBB-” from “BBB+” and removed them from CreditWatch. These rating actions did not have a significant impact on the Company’s financial position or results of operations. On May 15, 2003, S&P affirmed its counterparty credit and financial strength ratings and then, at the Company’s request, withdrew the ratings. While ratings are important in the insurance industry, management believes that Best’s Insurance Reports is a more closely followed rating service within the insurance industry.

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

      A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2003, securities with an amortized cost of $17.0 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

      Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments has increased significantly in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For 2003, 2002, and 2001 the amounts expensed by the Company were $0.5 million, $0.4 million, and $0.3 million, respectively.

      Workers’ compensation insurance carriers authorized to transact business in certain states are required to participate in second injury trust funds of those states. A second injury fund is a state-mandated monetary reserve designed to remove financial disincentives from employment of individuals with disabilities. Without a second injury fund, the employer or insurer might be required to absorb full indemnity and/or medical and rehabilitation costs if a worker suffered increased disability from a work-related injury because of a pre-existing condition. Second injury funds are used to reimburse indemnity and medical costs to employer/ insurers on accepted, qualified second injury cases. In recent years the Company has experienced significant increases in second injury trust fund assessments. For 2003, 2002, and 2001 the amounts expensed by the Company were $1.8 million, $1.8 million, $0.6 million, respectively.

NAIC Ratios

      The National Association of Insurance Commissioners (the “NAIC”) was established to, among other things, provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their states and to set forth a desirable range in which companies should fall in each such ratio.

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

      For the year ended December 31, 2003, Bankers Fidelity and American Southern were within the NAIC “usual” range for all 13 financial ratios. Association Casualty was outside the “usual” range on three ratios: the two year overall operating ratio, the investment yield, and the two year reserve development to policyholders’ surplus. The two year overall operating ratio and the two year reserve development to policyholders’ surplus were outside the “usual” range primarily due to adverse development on prior year losses. The investment yield ratio variance resulted from declining interest yields in Association Casualty’s bond portfolio. Georgia Casualty was outside the “usual” range on two ratios: the two year reserve development to policyholders’ surplus and the estimated current reserve deficiency to policyholders’ surplus. The two year reserve development to policyholders’ surplus estimate and the current reserve deficiency to policyholders’ surplus variances were primarily attributable to adverse development on prior year losses, specifically accident years 1999 and 2000.

Risk-Based Capital

      Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2003, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

      Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,

	2003		2002		2001

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed maturities:
U.S. Government agencies and authorities	$121,521	39.1%	$120,348	44.2%	$81,440	34.2%
States, municipalities and political subdivisions	1,446	0.5	3,064	1.1	4,317	1.8
Public utilities	7,309	2.3	8,074	3.0	4,229	1.8
Convertibles and bonds with warrants attached	—	NIL	—	NIL	—	NIL
All other corporate bonds	73,868	23.8	49,038	18.0	42,124	17.7
Redeemable preferred stock	24,205	7.8	25,180	9.3	30,311	12.7
Certificates of deposit	1,100	0.3	1,306	0.5	1,360	0.6

Total fixed maturities(1)	229,449	73.8	207,010	76.1	163,781	68.8
Common and non-redeemable preferred stocks(2)	44,000	14.2	32,062	11.8	24,317	10.2
Mortgage, policy and student loans(3)	5,564	1.8	5,739	2.1	6,134	2.6
Other invested assets(4)	4,639	1.5	5,031	1.9	4,854	2.0
Real estate	—	NIL	—	NIL	46	NIL
Investment in unconsolidated trusts	1,238	0.4	542	0.2	—	NIL
Short-term investments(5)	25,819	8.3	21,487	7.9	39,151	16.4

Total investments	$310,709	100.0%	$271,871	100.0%	$238,283	100.0%

(1)	Fixed maturities are carried on the balance sheet at market value. Total cost of fixed maturities was $223.2 million as of December 31, 2003, $200.7 million as of December 31, 2002, and $158.5 million as of December 31, 2001.

(2)	Equity securities are valued at market. Total cost of equity securities was $21.7 million as of December 31, 2003, $17.1 million as of December 31, 2002, and $15.4 million as of December 31, 2001.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated market value and those in which the Company has significant influence are accounted for using the equity method. Total cost of other invested assets was $4.6 million as of December 31, 2003, $5.3 million as of December 31, 2002 and $5.1 million as of December 31, 2001.

(5)	Short-term investments are valued at cost, which approximates market value.

      Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Average investments(1)	$283,873	$246,704	$227,922
Net investment income	15,359	13,793	14,141
Average yield on investments	5.41%	5.59%	6.20%
Realized investment gains, net	360	587	1,708

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

      Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.

Employees

      The Company and its subsidiaries employed 254 people at December 31, 2003.

Financial Information By Industry Segment

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. (See Note 14 of Notes to Consolidated Financial Statements.)

Available Information

      The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like Atlantic American that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at http://www.atlam.com.

Executive Officers of the Registrant

      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2004, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	80	Chairman of the Board	1974
Hilton H. Howell, Jr.	41	Director, President & CEO	1992
John G. Sample, Jr.	47	Senior Vice President & CFO	2002

      Officers are elected annually and serve at the discretion of the Board of Directors.

      Mr. Robinson has served as a Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is a Director of Bull Run Corporation and Gray Television, Inc.

      Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992. Mr. Howell is the son-in-law of Mr. Robinson. He is also a Director of Bull Run Corporation and Gray Television, Inc.

      Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. He also serves in the following capacities at subsidiaries of the Company: Director of Georgia Casualty, Director of Association Casualty, and Director of Bankers Fidelity. Prior to joining the Company in July 2002, he was a partner of Arthur Andersen LLP since 1990.

Forward-Looking Statements

      Certain of the statements and subject matters contained herein that are not based upon historical or current facts deal with or may be impacted by potential future circumstances and developments, and should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s belief, as well as assumptions made by and information currently available to management pursuant to “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements, and the discussion of such subject areas, involve, and therefore are qualified by, the inherent risks and uncertainties surrounding future expectations generally, and may materially differ from the Company’s actual future experience and results involving any one or more of such subject areas. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from current expectations. The Company’s operations and results also may be subject to the effect of other risks and uncertainties in addition to the relevant qualifying factors identified elsewhere herein, including, but not limited to, locality and seasonality in the industries to which the Company offers its products, the impact of competitive products and pricing, unanticipated increases in the rate and number of claims outstanding, volatility in the capital markets that may have an impact on the Company’s investment portfolio, the uncertainty of general economic conditions, and other risks and uncertainties identified from time to time in the Company’s periodic reports filed with the Securities and Exchange Commission. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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

      Self Insurance Administrators, Inc. (“SIA”), a non-insurance subsidiary of the Company, leases space for its office in a building located in Stone Mountain, Georgia. The lease term expires December 31, 2004. Under the terms of the lease, SIA occupies 1,787 square feet.

Item 3.	Legal Proceedings

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 19, 2004, there were 4,739 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported on the Nasdaq National Market.

Year Ended December 31,	High	Low

2003
1st quarter	$1.84	$0.95
2nd quarter	2.90	1.17
3rd quarter	2.75	2.16
4th quarter	3.32	2.30
2002
1st quarter	$2.67	$1.60
2nd quarter	2.73	1.87
3rd quarter	2.46	1.62
4th quarter	2.35	1.25

      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of accumulated statutory earnings or statutory net income before recognizing realized investment gains. The Company’s principal insurance subsidiaries had the following accumulated statutory earnings as of December 31, 2003: Georgia Casualty — $22.2 million, American Southern — $34.5 million, Association Casualty — $18.2 million, Bankers Fidelity Life — $31.2 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

Equity Compensation Plan Information

      The following table sets forth, as of December 31, 2003, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities remaining available for grant under these plans:

		Weighted-	Number of securities
		average exercise	remaining available for
	Number of securities	price of	future issuance under
	to be issued upon	outstanding	equity compensation
	exercise of	options,	plans (excluding
	outstanding options,	warrants and	securities reflected in
Plan Category	warrants and rights	rights	the first column)

Equity compensation plans approved by security holders	1,015,500	$1.82	2,452,150
Equity compensation plans not approved by security holders	— (1)	— (1)	— (1)

Total	1,015,500	$1.82	2,452,150

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

Item 6.	Selected Financial Data

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands, except per share data)
Insurance premiums	$154,712	$154,499	$145,589	$133,497	$107,594
Investment income	15,628	14,011	14,317	15,552	12,724
Other income	900	1,148	1,694	1,287	1,172
Realized investment gains, net	360	587	1,708	1,922	2,831

Total revenue	171,600	170,245	163,308	152,258	124,321

Insurance benefits and losses incurred	102,343	109,109	106,896	97,628	78,162
Other expenses	62,732	58,033	52,159	49,874	42,237

Total benefits and expenses	165,075	167,142	159,055	147,502	120,399

Income before income taxes and cumulative effect of change in accounting principle	6,525	3,103	4,253	4,756	3,922
Income tax (benefit) expense	(319)	(498)	656	1,124	(6,988)

Income before cumulative effect of change in accounting principle	6,844	3,601	3,597	3,632	10,910
Cumulative effect of change in accounting principle(1)	—	(15,816)	—	—	—

Net income (loss)	$6,844	$(12,215)	$3,597	$3,632	$10,910

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.26	$.10	$.10	$.12	$.48
Cumulative effect of change in accounting principle(1)	—	(.74)	—	—	—

Net income (loss)	$.26	$(.64)	$.10	$.12	$.48

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.25	$.10	$.10	$.12	$.46
Cumulative effect of change in accounting principle(1)	—	(.73)	—	—	—

Net income (loss)	$.25	$(.63)	$.10	$.12	$.46

Tangible book value per common share(2)	$3.30	$2.79	$2.49	$2.26	$2.14
Common shares outstanding	21,199	21,374	21,246	21,157	21,027
Total assets	$443,552	$421,524	$412,019	$375,777	$351,144
Total long-term debt	$53,238	$48,042	$44,000	$46,500	$51,000
Total debt	$56,238	$50,042	$44,000	$46,500	$51,000
Total shareholders’ equity	$86,893	$78,540	$87,526	$83,240	$78,948

(1)	Represents a cumulative effect of change in accounting principle with respect to the adoption of Statement of Financial Accounting Standards No. 142 regarding goodwill.

(2)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Company”) and its subsidiaries for each of the three years in the period ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

      Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products offered; although management is conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation.

Critical Accounting Estimates

      The accounting and reporting policies of Atlantic American and its subsidiaries are in accordance with accounting principles generally accepted in the United States and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management’s initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies would have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

      Unpaid loss and loss adjustment expense comprised 42% of the Company liabilities at December 31, 2003. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to December 31, 2003, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2003 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to December 31, 2003. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses incurred prior to December 31, 2003 but not yet reported to the Company, and estimates of unpaid claims adjustment expense are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted.

      Future policy benefits comprised 13% of the Company’s total liabilities at December 31, 2003. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

      Deferred acquisition costs comprised 6% of the Company’s total assets at December 31, 2003. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

      Receivables are amounts due from reinsurers, insureds and agents and comprised 19% of the Company’s total assets at December 31, 2003. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

      Cash and investments comprised 72% of the Company’s total assets at December 31, 2003. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated market value has declined below its cost basis for a period of time, generally, not less than nine months, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s Consolidated Statements of Operations.

      Deferred income taxes comprised less than 1% of the Company’s total liabilities at December 31, 2003. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

      Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Revenue
Property and Casualty:
American Southern	$42,202	$44,353	$43,779
Association Casualty	22,776	26,619	29,668
Georgia Casualty	37,523	33,093	28,515

Total property and casualty	102,501	104,065	101,962
Life and Health:
Bankers Fidelity	68,333	65,276	60,244
Corporate and Other	766	904	1,102

Total Revenue	$171,600	$170,245	$163,308

Income before taxes and cumulative effect of change in accounting principle
Property and Casualty:
American Southern	$7,847	$6,621	$6,796
Association Casualty	(612)	(1,981)	(2,925)
Georgia Casualty	1,115	(178)	2,106

Total property and casualty	8,350	4,462	5,977
Life and Health:
Bankers Fidelity	5,269	4,065	3,370
Corporate and Other	(7,094)	(5,424)	(5,094)

Total income before taxes and cumulative effect of change in accounting principle	$6,525	$3,103	$4,253

      On a consolidated basis, the Company had net income for 2003 of $6.8 million, or $.25 per diluted share. In 2002, the Company had a net loss of $12.2 million, or $.63 per diluted share. Net income was $3.6 million, or $.10 per diluted share in 2001. The net loss for 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Total revenue for 2003 increased slightly to $171.6 million from $170.2 million in 2002. The moderate increase in revenue during 2003 is primarily attributable to the non-renewal of several accounts that were unprofitable in addition to the loss of one of the Company’s larger contracts early in the second quarter of 2003, offset by continued new business growth and premium increases on existing business. Total revenue for 2002 increased $6.9 million, or 4.2%, to $170.2 million from $163.3 million in 2001. The increase in revenue during 2002 was primarily due to significant premium rate increases at both Georgia Casualty and Bankers Fidelity on new and renewal business. During 2003, net income was favorably impacted by a $1.5 million deferred tax benefit related to a reduction of the Company’s valuation allowance compared to a similar $1.3 million and $0.8 million deferred tax benefit in 2002 and 2001, respectively. The reduction of the valuation allowance was the result of reassessment as to the realization of certain net operating loss carry forwards. Also, during 2003, the Company recognized a tax benefit of approximately $1.0 million related to prior years’ alternative minimum tax payments, which did not occur in 2002 or 2001. At the time such payments were made there was no assurance that such amounts could be recovered in future periods. After filing the Company’s 2002 tax returns in 2003 and assessing the current status of the life insurance versus non-life insurance subsidiaries, the Company determined that the realization of future benefit from prior years’ alternative minimum tax payments was probable and, accordingly, the benefit was recognized. Income before income taxes and cumulative effect of change in accounting principle increased 110.3% to

$6.5 million in 2003 as compared to 2002 primarily due to better operating performance from all of the Company’s subsidiaries. Income before income taxes and cumulative effect of change in accounting principle decreased to $3.1 million in 2002 from $4.3 million in 2001. The decrease during 2002 was primarily due to adverse development on prior years’ claims as well as a significant increase in the second injury trust fund and insolvency assessments, both in the casualty division.

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

Underwriting Results

     American Southern

      The following table summarizes, for the periods indicated, American Southern’s premiums, losses and underwriting ratios:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Gross written premiums	$44,393	$48,713	$45,490
Ceded premiums	(6,435)	(6,878)	(5,931)

Net written premiums	$37,958	$41,835	$39,559

Net earned premiums	$37,358	$39,914	$39,023
Net losses and loss adjustment expenses	20,977	26,353	26,069
Underwriting expenses	13,378	11,379	10,914

Underwriting income	$3,003	$2,182	$2,040

Loss ratio	56.2%	66.0%	66.8%
Expense ratio	35.8	28.5	28.0

Combined ratio	92.0%	94.5%	94.8%

      Gross written premiums at American Southern decreased $4.3 million, or 8.9%, during 2003. The decrease in premiums was attributable to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003 partially offset by new business. The lost contract represented annualized premiums of $14.3 million, or approximately 10% of annualized premium revenue for Atlantic American and even though no individual piece of new business is of the same magnitude as the lost contract, American Southern has substantially replaced the written premium with new contracts from a more diversified group of clients.

      Ceded premiums decreased $0.4 million, or 6.4%, during 2003. Although American Southern has experienced an increase in reinsurance rates, the effective percent of premiums ceded to premiums earned remained virtually unchanged in 2003 from 2002. Rate increases were offset by a reduction in reinsurance costs attributable to the loss of American Southern’s largest account discussed previously. This contract, which terminated on April 30, 2003, had higher reinsurance costs than the other accounts in American Southern’s book of business.

      Gross written premiums at American Southern increased $3.2 million, or 7.1%, during 2002. The increase in premiums was primarily attributable to significant rate increases, new business generated by established agents including one new state contract that contributed $1.1 million in written premiums as well as premiums provided by new agency appointments. Offsetting these increases in gross written premiums was the loss of one state contract in July 2001, which had contributed approximately $2.0 million in written premiums during 2001. The loss of this particular contract resulted in a reduction in annualized premium for 2002 of approximately $4.0 million.

      Ceded premiums increased $0.9 million, or 16.0%, during 2002. In 2002, American Southern experienced higher reinsurance rates; however, the increase in reinsurance was also due to several factors other than pricing. As American Southern premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. Further, included in 2001 was a state contract that accounted for $2.0 million in written premiums during 2001 for which there was no reinsurance. The contract was not renewed in 2002. Accordingly, in 2002 there was a higher effective percent of premiums ceded to premiums written than in 2001.

      American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business.

      The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Automobile liability	$17,947	$22,748	$23,677
Automobile physical damage	9,451	9,829	8,732
General liability	5,777	3,647	3,161
Property	3,819	3,627	3,386
Surety	364	63	67

Total earned premium	$37,358	$39,914	$39,023

      Net earned premiums for 2003 decreased $2.6 million, or 6.4%, from 2002 primarily due to the loss of American Southern’s largest contract, which has been previously discussed, partially offset by the new more diversified business written in 2003.

      Net earned premiums for 2002 increased $0.9 million, or 2.3%, over 2001 also primarily due to the factors discussed previously.

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

      The combined ratio for American Southern decreased from 94.5% in 2002 to a combined ratio of 92.0% in 2003. The loss ratio decreased to 56.2% in 2003 from 66.0% in 2002. The decrease in the loss ratio during 2003 was primarily attributable to the loss of American Southern’s largest account, which expired on April 30, 2003. American Southern’s loss ratio in 2003 improved significantly as it benefited from a substantial reduction in automobile claims related to this account. The expense ratio for 2003 increased to 35.8% from 28.5% in 2002. The increase in the expense ratio in 2003 is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. The majority of American Southern’s business is structured in such a way that the agents are rewarded or penalized based upon the loss ratio of the business they submit. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. As a result of this arrangement, in periods where losses and the loss ratio decrease, commission and underwriting expenses increase. American Southern is also experiencing an increase in acquisition costs, specifically in net fixed commissions, associated with new programs and accounts the company has underwritten in 2003. As a percentage of gross written premiums, net fixed commissions have increased from 9.2% in 2002 to 14.2% in 2003.

      The combined ratio for American Southern decreased from 94.8% in 2001 to a combined ratio of 94.5% in 2002. The loss ratio decreased to 66.0% in 2002 from 66.8% in 2001. During 2001, American Southern released approximately $1.4 million of redundant reserves related to certain program business that favorably impacted the loss ratio for 2001. Excluding the impact of the reserve redundancy recognized in 2001, the loss ratio in 2002 improved significantly over 2001 primarily due to lower than anticipated losses on the personal and commercial automobile lines of business. The expense ratio for 2002 increased slightly to 28.5% from 28.0% in 2001. The increase in the expense ratio in 2002 was a direct result of American Southern’s business structure discussed previously.

     Association Casualty

      The following table summarizes, for the periods indicated, Association Casualty’s premiums, losses and underwriting ratios:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Gross written premiums	$26,853	$26,786	$34,648
Ceded premiums	(4,584)	(4,166)	(3,692)

Net written premiums	$22,269	$22,620	$30,956

Net earned premiums	$20,352	$24,244	$25,711
Net losses and loss adjustment expenses	15,245	20,402	23,613
Underwriting expenses	8,143	8,198	8,155 (1)

Underwriting loss	$(3,036)	$(4,356)	$(6,057)

Loss ratio	74.9%	84.2%	91.8%
Expense ratio	40.0	33.8	31.7 (1)

Combined ratio	114.9%	118.0%	123.5%

(1)	Excludes the interest expense on an intercompany surplus note associated with the acquisition of Association Casualty.

      Gross written premiums at Association Casualty increased $0.1 million in 2003. The slight increase in gross written premiums was primarily attributable to the continued rationalization of certain business along with implementation of certain minimum account standards. During 2003, approximately $3.9 million in gross written premiums were non-renewed as a result of these initiatives. Association Casualty continues to re-underwrite the workers’ compensation book of business, increase rates on renewal business, and increase business writings for commercial lines other than workers’ compensation such as general liability, property and automobile.

      Ceded premiums at Association Casualty increased $0.4 million, or 10.0%, during 2003. In 2003, Association Casualty’s primary reinsurance agreement expired. Due to the proposed renewal rates and terms associated therewith, Association Casualty terminated the relationship with its existing reinsurer and entered into a new reinsurance agreement. The new reinsurance rates will result in a prospective pricing increase of approximately 12% over previous rates. Furthermore, Association Casualty has also experienced higher reinsurance rates due to the change in the company’s book of business. Ceded premiums have increased disproportionately due to the higher reinsurance costs associated with these new lines of business. Excluding assumed written premiums of $3.6 million in 2003 that are not subject to reinsurance and did not exist in 2002, reinsurance premiums ceded as a percentage of written premiums increased to 19.7% in 2003 from 15.6% in 2002.

      Gross written premiums at Association Casualty decreased $7.9 million, or 22.7%, during 2002 as compared to 2001. The primary reasons for this decline were as follows: a cessation of writing accident and health policies in the first quarter of 2002 resulting in a $1.0 million decline in 2002 as compared to 2001; a $3.0 million decline in 2002 as a result of the company’s change late in 2000 and throughout 2001 in recognizing written premiums on an annualized basis instead of the installment method and; an extensive re-underwriting of the workers’ compensation book of business, which even after significant rate increases resulted in a decline in 2002 premiums. Association Casualty increased rates on renewal business by approximately 17% in 2002.

      Ceded premiums at Association Casualty increased $0.5 million, or 12.8%, during 2002. As Association Casualty continued its diversification into commercial lines other than workers’ compensation, ceded premiums increased significantly due to the higher reinsurance costs associated with these new lines of business.

      The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Workers’ compensation	$13,196	$18,950	$22,784
Business automobile	2,307	1,811	671
General liability	385	221	117
Property	4,464	3,080	1,001
Group accident and health	—	182	1,138

Total earned premium	$20,352	$24,244	$25,711

      Net earned premiums decreased $3.9 million, or 16.1%, during 2003 and $1.5 million, or 5.7%, during 2002 primarily due to the reasons discussed previously.

      The combined ratio for Association Casualty decreased from 118.0% in 2002 to 114.9% in 2003. The loss ratio decreased from 84.2% in 2002 to 74.9% in 2003. The decrease in the loss ratio was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Although Association Casualty is benefiting from these initiatives, it continues to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. As the law has evolved, interpretive changes in the application of “life time medical” and “impairment rating” provisions have resulted in increased medical costs and the need to provide for additional reserves. Association Casualty continues to increase pricing and improve underwriting criteria to help to mitigate these costs, as well as others. The expense ratio increased to 40.0% in 2003 from 33.8% in 2002, primarily as a result of a consistent level of fixed expenses coupled with a decrease in earned premiums.

      The combined ratio for Association Casualty decreased from 123.5% in 2001 to 118.0% in 2002. The loss ratio decreased from 91.8% in 2001 to 84.2% in 2002. The decrease in the loss ratio was primarily attributable to significant premium rate increases in addition to benefits from non-renewing its unprofitable workers’ compensation business as discussed previously. The expense ratio increased to 33.8% in 2002 from 31.7% in 2001, primarily as a result of the change in the book of business and the decline in earned premiums.

     Georgia Casualty

      The following table summarizes, for the periods indicated, Georgia Casualty’s premiums, losses and underwriting ratios:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Gross written premiums	$51,753	$52,406	$40,966
Ceded premiums	(14,481)	(17,889)	(15,702)

Net written premiums	$37,272	$34,517	$25,264

Net earned premiums	$34,319	$29,744	$25,579
Net losses and loss adjustment expenses	22,258	19,950	17,644
Underwriting expenses	14,150	13,321	8,765

Underwriting loss	$(2,089)	$(3,527)	$(830)

Loss ratio	64.9%	67.1%	69.0%
Expense ratio	41.2	44.8	34.3

Combined ratio	106.1%	111.9%	103.3%

      Gross written premiums at Georgia Casualty decreased $0.7 million, or 1.2%, in 2003. The decrease in premiums was primarily attributable to the non-renewal of several large accounts that were previously unprofitable in addition to the complete elimination of a substandard underwriting program, which began during the latter part of 2002. During 2003, approximately $4.3 million in gross written premiums were non-renewed from these initiatives. Through existing agents, Georgia Casualty continues to produce new business and increase rates on renewal business.

      Ceded premiums at Georgia Casualty decreased $3.4 million, or 19.1%, in 2003. The decrease in ceded premiums is primarily due to the quota share reinsurance agreement. During 2003, the 30% quota share reinsurance agreement that Georgia Casualty had put into place in the first quarter of 2002 was reduced to a 20% quota share agreement retroactive to January 1, 2003. The reduction in the quota share agreement resulted in a decrease in ceded premiums of approximately $3.6 million in 2003 as compared to 2002 when the cession rate was higher.

      Gross written premiums at Georgia Casualty increased $11.4 million, or 27.9%, in 2002. The increase in premiums was primarily attributable to rate increases on renewal business of approximately 16% coupled with new business produced by existing agents. The majority of the growth occurred in the package policies, while the workers’ compensation line of business experienced a modest growth.

      Ceded premiums at Georgia Casualty increased $2.2 million, or 13.9%, in 2002. The increase in ceded premiums was primarily due to an overall increase in rates charged to reinsure the business as well as the growth experienced by the company. Also, the 40% quota share reinsurance agreement that Georgia Casualty incepted in 2001 for premium growth and surplus protection was reduced to a 30% quota share on January 1, 2002. From this initiative, premiums ceded under the quota share agreement decreased $3.4 million during 2002 resulting in a lower effective percent of premium ceded to premium written.

      The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Workers’ compensation	$11,071	$10,592	$10,744
Business automobile	8,767	7,388	5,412
General liability	2,272	1,761	2,610
Property	12,209	10,003	6,813

Total earned premium	$34,319	$29,744	$25,579

      Net earned premiums increased $4.6 million, or 15.4%, during 2003. The increase in earned premiums was due to several reasons including rate increases and new business. While the cession for the quota share was reduced from 40% in 2001 to 30% in 2002, the bulk of written premiums ceded under the 40% quota share agreement during 2001 were recognized in 2002, resulting in lower earned premiums in 2002 as compared to 2003 when the cession rate was lower. Additionally, in 2003 net earned premiums at Georgia Casualty increased by $1.8 million due to another reduction in the quota share reinsurance agreement discussed previously.

      Net earned premiums increased $4.2 million, or 16.3%, during 2002 primarily due to the factors discussed previously. Partially offsetting the increase in net earned premiums for 2002 was an increase in ceded earned premiums under the quota share agreement. While the cession for the quota share had been reduced from 40% in 2001 to 30% in 2002, the bulk of the written premiums ceded under this agreement during 2001 were recognized in 2002.

      The combined ratio for Georgia Casualty decreased from 111.9% in 2002 to 106.1% in 2003. The loss ratio decreased from 67.1% in 2002 to 64.9% in 2003. The decrease in the loss ratio was primarily attributable to better experience on Georgia Casualty’s net book of business during 2003 than in 2002. During 2002, Georgia Casualty incurred several large losses. The expense ratio decreased in 2003 to 41.2% from 44.8% in 2002. The decrease in the expense ratio was primarily due to the reversal of the company’s accrued 2002 policyholder dividend payment of $0.4 million due to substandard results for workers’ compensation business in the states of Florida and Georgia during 2003. In 2003 and 2002, Georgia Casualty accrued and expensed $0 and $0.5 million, respectively, for policyholder dividends. The reduction of the 2002 policyholder dividend accrual in 2003 decreased expenses by $0.9 million during 2003 as compared to the same period in 2002.

      The combined ratio for Georgia Casualty increased to 111.9% in 2002 from 103.3% in 2001. The loss ratio decreased slightly from 69.0% in 2001 to 67.1% in 2002. The decrease in the loss ratio was attributable to rate increases and continued focus on disciplined underwriting. The expense ratio increased to 44.8% in 2002 from 34.3% in 2001 primarily due to an overall increase in operating expenses resulting from significant business growth in addition to state assessments, specifically second injury trust fund and insolvency assessments. In 2002 the company expensed $2.2 million for such assessments compared to $0.9 million in 2001.

Bankers Fidelity

      The following summarizes, for the periods indicated, Bankers Fidelity’s premiums and operating expenses:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Medicare Supplement	$46,190	$42,298	$38,268
Other health products	2,952	2,878	2,912
Life insurance	13,541	15,421	14,096

Total earned premium	$62,683	$60,597	$55,276

Insurance benefits and losses	$43,863	$42,404	$39,570
Underwriting expenses	19,201	18,807	17,304

Total expenses	$63,064	$61,211	$56,874

      Premium revenue at Bankers Fidelity increased $2.1 million, or 3.4%, during 2003. The Medicare Supplement line of business increased $3.9 million, or 9.2%, and accounts for 74% of total earned premiums. Bankers Fidelity continues its market expansion throughout the Southeast, Mid-Atlantic, and in the western United States. In 2003, the company’s key states in terms of premium revenue were Georgia, Indiana, Pennsylvania, Utah and West Virginia, which accounted for approximately 60% of total earned premium for 2003. The Medicare Supplement line of business in these states increased approximately $1.5 million in 2003 as compared to the same period in 2002. During 2003, rate increases were implemented in varying amounts by state and plan. Rate increases that were implemented in 2002 resulted in increased revenue and profitability in 2003. During the same time, the life insurance line of business decreased $1.9 million, or 12.2%. During 2002, Bankers Fidelity contracted varying amounts of whole life insurance to certain former Cub Food workers for a single life premium of $1.2 million, which did not occur in 2003. The lack of such a significant contract in 2003 as well as a decline in qualified leads resulted in a lower level of life insurance premiums in 2003 than in 2002.

      Premium revenue at Bankers Fidelity increased $5.3 million, or 9.6%, during 2002. The most significant increase in premium was in the Medicare Supplement line of business, which increased $4.0 million, or 10.5%. During 2002, Bankers Fidelity generated additional Medicare Supplement premium revenue in the state of Pennsylvania of approximately $1.7 million. In addition, in both 2002 and 2001, rate increases were implemented in varying amounts by state and type of plan. Significant rate increases in 2001 resulted in increased revenue and profitability in 2002, thereby requiring smaller rate increases in 2002 than those experienced in 2001. Additionally, the life insurance line of business increased $1.3 million, or 9.4%, primarily due to $1.2 million in single premium life sales.

      The increase in both “benefits and losses” and “underwriting expenses” during 2003 and 2002 was primarily attributable to the increase in premiums for those periods. As a percentage of premiums, benefits and losses were 70.0% in 2003 compared to 70.0% in 2002 and 71.6% in 2001. The increase in the loss ratio in 2001 was primarily due to continued aging of the life business and higher medical costs than expected for the health business. Rate increases implemented by the company on the Medicare Supplement line of business have helped to mitigate the impact of higher medical costs.

      Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to add new business. As a percentage of premiums, commissions and underwriting expenses were 30.6% in 2003 compared to 31.0% in 2002 and 31.3% in 2001.

Investment Income and Realized Gains

      Investment income for 2003 of $15.6 million increased $1.6 million, or 11.5%, from 2002. The increase in investment income during 2003 was primarily due to a shift from short-term investments to higher yielding fixed maturities. The Company’s investment in fixed maturities increased from $207.0 million at December 31, 2002 to $229.5 million as of December 31, 2003.

      Realized investment gains were $0.4 million in 2003, $0.6 million in 2002, and $1.7 million in 2001. During the years ended December 31, 2003 and 2002, the Company recorded impairments of $1.0 million and $0.2 million, respectively, related to a common stock investment and $0.2 million and $0, respectively, related to an other invested asset. There were no impairments recorded for the year ended December 31, 2001. While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $1.2 million in 2003 and $0.2 million in 2002. Management continually evaluates the Company’s investment portfolio and when opportunities arise will divest investments.

      Investment income for 2002 of $14.0 million decreased $0.3 million, or 2.1%, from 2001. The decrease in investment income during 2002 was primarily attributable to decreased interest rates. During both years, the decline in interest rates resulted in several of the Company’s higher yielding callable fixed income securities being redeemed by the issuers prior to maturity. The proceeds received from the early redemptions of these fixed income securities were reinvested at a lower yield, and as a result, investment income decreased during 2002. In addition, the Company’s equity investment in its joint venture with AAA Carolinas was reduced by $0.4 million in 2002 to reflect lower than expected premium production and higher expenses compared to a decrease of $0.2 million in the equity investment during 2001.

Interest Expense

      Interest expense increased $0.6 million, or 21.8%, during 2003 to $3.1 million from $2.6 million in 2002. As of December 31, 2003, total debt increased $6.2 million to $56.2 million, from $50.0 million at December 31, 2002. On December 4, 2002, the Company participated in a pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly created Connecticut statutory trust approximately $18.0 million in thirty year junior subordinated debentures, and the trust sold $17.5 million of trust preferred securities to third party investors. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the principal balance on the Company’s outstanding term loan to $32.0 million from $44.0 million. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly created Connecticut statutory trust approximately $23.2 million in thirty year junior subordinated debentures, and that trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding term loan to $15.0 million from $32.0 million. Both trust preferred securities issuances, which have a maturity of thirty years from their original date of issuance, have an interest rate equivalent to the London Interbank Offer Rate (“LIBOR”) plus an applicable margin varying from 4.00% to 4.10% and the portion of the term loan that was repaid with the proceeds from the trust preferred issuances had an interest rate equivalent of LIBOR plus 2.50%. The increase in debt level, along with the increased variable rate paid thereon, results in the increase in interest expense for 2003.

      In 2002, interest expense decreased $0.7 million to $2.6 million from $3.2 million in 2001. The decrease in interest expense was primarily due to a decline in interest rates. The base interest rate during 2002, which is three-month LIBOR, decreased from prevailing three-month LIBOR rates in 2001. The interest rates on the Company’s debt generally are variable and tied to LIBOR. Additionally, the Company’s average debt levels during 2002 were lower as compared to 2001. The reduction in average debt levels, along with decreasing interest rates, accounts for the decrease in 2002.

Other Expenses

      Other expenses (commissions, underwriting expenses, and other expenses) increased $4.1 million, or 7.5%, in 2003. The increase in other expenses during 2003 is attributable to several factors. First, the Company experienced an increase in acquisition costs on new and renewal business at American Southern, which increased $1.9 million over 2002. Of the $1.9 million increase in acquisition costs in 2003, agents’ profit sharing commissions at American Southern accounted for $0.7 million of the increase due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. In addition, the bad debt reserve was increased by $0.3 million due to uncertainty as to the collectibility of certain agent and customer receivables. Also contributing to the increase in other expenses was an overall increase in operating expenses, primarily compensation which increased $1.2 million as compared to 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 38.5% from 35.9% in 2002.

      Other expenses increased $6.5 million, or 13.4%, in 2002, primarily due to a significant increase in acquisition costs related to new business. In addition, the Company experienced an overall increase in operating expenses, primarily compensation and state assessments both of which increased $1.3 million as compared to 2001. Also contributing to the increase in other expenses was a decrease of $1.4 million in the ceding commission Georgia Casualty was receiving from the quota share contract, which was reduced from a 40% quota share reinsurance agreement to a 30% quota share reinsurance agreement on January 1, 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.9% in 2002 from 33.6% in 2001.

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

      Dividend payments to the Company by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2003, the Company’s insurance subsidiaries had statutory surplus of $106.1 million.

      The Company provides certain administrative, purchasing and other services for each of its subsidiaries. The amount charged to and paid by the subsidiaries was $7.6 million, $6.7 million, and $5.9 million in 2003, 2002, and 2001, respectively. In addition, the Company has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $0.9 million, $2.8 million and $1.3 million was paid to the Company under the tax sharing agreement in 2003, 2002, and 2001, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $5.7 million in 2003, $7.1 million in 2002, and $7.1 million in 2001. As a result of the Company’s tax loss carryforwards, which totaled approximately $17.2 million at December 31, 2003, it is anticipated that the tax sharing agreement will continue to provide the Company with additional funds with which to meet its cash flow obligations.

      At December 31, 2003, the Company’s $56.2 million of borrowings consisted of $15.0 million outstanding under a bank loan with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). Effective June 30, 2003, the Company executed an amended and restated credit agreement (“Term Loan”) with Wachovia with respect to the outstanding $15.0 million bank debt. Terms of the agreement require the Company to repay $2.0 million in principal on July 1, 2004 and $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31 with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at December 31, 2003. The margin varies based upon the Company’s leverage ratio (debt to total capitalization) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”). The Company must also comply with limitations on capital expenditures and additional debt obligations. During 2003 and 2002, the Company formed two Connecticut statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures of Atlantic American Corporation. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2003 the effective interest rate of the trust preferred securities was 5.24%. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Company of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer subordinated debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

      The Company intends to pay its obligations under the Term Loan and the Junior Subordinated Debentures using dividend and tax sharing payments from its subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

      At December 31, 2003, the Company had a $15.0 million notional amount interest rate swap agreement with Wachovia that matures on June 30, 2004. The Company pays a fixed interest rate of 5.1% and receives 3-month LIBOR until maturity. Due to the significant decrease in LIBOR since the interest rate swap agreement was incepted in 2001, and assuming no future change in the LIBOR rate, the Company expects a reduction in interest expense of approximately $0.3 million subsequent to the swap maturity at June 30, 2004 through December 31, 2004.

      At December 31, 2003, the Company had two series of preferred stock outstanding, substantially all of which was held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Preferred Stock is not currently convertible. At December 31, 2003, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $9.6 million. The shares of Series C Preferred Stock (“Series C Preferred Stock”) had a stated value of $100 per share; accrued annual dividends at a rate of $9.00 per share and are cumulative. During 2003, in accordance with the terms of the Series C Preferred Stock, the Company exercised its right to redeem 20,000 shares of the outstanding shares of the Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $2.0 million, bringing the total outstanding shares of Series C Preferred stock to 5,000 from 25,000 as of December 31, 2003. The Company paid $0.1 million and $0.2 million in dividends to the holders of the Series C Preferred Stock during 2003 and 2002, respectively. Subsequent to December 31, 2003, the remaining 5,000 shares of Series C Preferred Stock were redeemed for $100 per share, or $0.5 million.

      Net cash provided by operating activities totaled $13.9 million in 2003, $13.8 million in 2002 and $15.8 million in 2001. Cash and short-term investments at December 31, 2003 were $34.2 million and are believed to be sufficient to meet the Company’s near-term needs.

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

New Accounting Pronouncements

      In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of this statement is not anticipated to have an impact on the Company’s financial condition or results of operations.

      In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted the new disclosures required as of December 31, 2003.

      Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Disclosures are required for unrealized losses on fixed maturity and equity securities classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. Certain qualitative disclosures about the unrealized holdings are also required in order to provide additional information that the Company considered in concluding that the unrealized losses were not other than temporary.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

      In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”), which incorporated a number of modifications and changes made to FIN 46. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trusts (“trust preferred securities”). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities, which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are Junior Subordinated Debentures issued by the Company with payment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as debt on the Company’s consolidated balance sheets. At December 31, 2003 and 2002, the impact of deconsolidation was to increase both investment in unconsolidated trusts and debt by $1,238 and $542, respectively.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

      In April 2002, the FASB issued FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Adoption of the provisions of SFAS No. 145 did not have an impact on the Company’s financial condition or results of operations.

      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (“SOP 03-3”). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Adoption of this statement is not expected to have material impact on the Company’s financial condition or results of operations.

      In July 2003, AcSEC issued financial Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP addresses a wide variety of topics, many of which are not applicable to the business which the Company sells. Adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial condition or results of operations.

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

Off-Balance Sheet Arrangements

      As of December 31, 2003 the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

      The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due by period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In thousands)
Bank debt payable	$15,000	$3,000	$3,500	$8,500	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Operating Leases	6,918	1,589	2,187	1,519	1,623

Total	$63,156	$4,589	$5,687	$10,019	$42,861

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate and Market Risk

      Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To manage this risk, the Company invests in high quality fixed maturities and monitors levels of investments in securities that are directly linked to loans or mortgages.

      The Company is also subject to risk from changes in equity prices. Atlantic American owned $20.6 million of common stock of Wachovia Corporation at December 31, 2003. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $1.3 million to shareholders’ equity.

      The interest rate on the Company’s debt is tied to LIBOR. During 2001, the Company entered into an interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. (See Note 7 of Notes to Consolidated Financial Statements). A 100 basis point increase in the LIBOR would result in an additional $0.4 million in interest expense.

      The table below summarizes the estimated fair values that might result from changes in interest rates of the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair Value	-100bp	-200bp

	(Dollars in thousands)
December 31, 2003	$198,062	$212,521	$229,449	$247,935	$269,739
December 31, 2002	$192,540	$204,272	$207,010	$217,538	$223,173

      The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	-10%	-20%

	(Dollars in thousands)
December 31, 2003
Investment in Wachovia Corporation	$24,745	$22,683	$20,621	$18,559	$16,497
Other equity holdings	28,055	25,717	23,379	21,041	18,703

Total equity holdings	$52,800	$48,400	$44,000	$39,600	$35,200

December 31, 2002
Investment in Wachovia Corporation	$19,354	$17,741	$16,128	$14,515	$12,902
Other equity holdings	19,121	17,527	15,934	14,341	12,747

Total equity holdings	$38,475	$35,268	$32,062	$28,856	$25,649

      The interest rate on the Company’s debt is variable and tied to LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense, prior to the expiration of the interest rate swap agreements.

	Interest Expense			Interest Expense

	+200bp	+100bp	Debt	-100bp	-200bp

	(Dollars in thousands)
December 31, 2003	$800	$400	$56,238	$(400)	$(800)
December 31, 2002	$690	$345	$50,042	$(345)	$(690)

Deferred Taxes

      At December 31, 2003, the Company had a net deferred tax liability of $0.9 million, comprised of a deferred tax asset of $18.2 million, a deferred tax liability of $16.8 million and a valuation allowance of $2.3 million. The valuation allowance was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the deferred income tax benefits relating to these carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has a formal tax-sharing agreement and files a consolidated income tax return with its subsidiaries.

Item 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Atlantic American Corporation:

      We have audited the accompanying consolidated balance sheets of ATLANTIC AMERICAN CORPORATION and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audit also included the 2003 and 2002 financial statement schedules listed in the index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the 2003 and 2002 financial statements and financial statement schedules based on our audits. The financial statements and financial statement schedules of the Company as of December 31, 2001, and for the year then ended, before the inclusion of the disclosures discussed in Note 1 to the consolidated financial statements, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and stated that such 2001 financial statement schedules, when considered in relation to the basic 2001 financial statements taken as a whole, fairly state, in all material respects the financial data required to be set forth therein, in their report dated March 25, 2002.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of ATLANTIC AMERICAN CORPORATION and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.

      As discussed above, the consolidated financial statements of ATLANTIC AMERICAN CORPORATION and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, those consolidated financial statements have been revised to include pro forma disclosures required by SFAS No. 142. We audited the transitional SFAS No. 142 disclosures as described in Note 1. Our procedures included proving the arithmetic accuracy of adjusted net income and adjusted net income per common share (basic and diluted) as included within the pro forma disclosures. In our opinion, such adjustments and disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

March 26, 2004

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

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents, including short-term investments of $25,819 and $21,487 in 2003 and 2002, respectively	$34,238	$41,638
Investments	284,890	250,384
Receivables:
Reinsurance	42,913	49,875
Other, net of allowance for doubtful accounts of $1,418 and $1,121 in 2003 and 2002, respectively	41,044	40,386
Deferred income taxes, net	—	667
Deferred acquisition costs	27,996	25,922
Other assets	9,463	9,644
Goodwill	3,008	3,008

Total assets	$443,552	$421,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$263,745	$254,135
Accounts payable and accrued expenses	35,734	38,807
Deferred income taxes, net	942	—
Debt payable	56,238	50,042

Total liabilities	356,659	342,984

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series C preferred, 5,000 shares and 25,000 shares issued and outstanding in 2003 and 2002, respectively; $500 and $2,500 redemption value in 2003 and 2002, respectively	5	25
Common stock, $1 par, 50,000,000 shares authorized; 21,412,138 shares issued in 2003 and 2002 and 21,198,553 shares outstanding in 2003 and 21,374,370 shares outstanding in 2002	21,412	21,412
Additional paid-in capital	51,978	55,204
Accumulated deficit	(4,457)	(11,270)
Unearned compensation	(22)	(30)
Accumulated other comprehensive income	18,293	13,143
Treasury stock, at cost, 213,585 shares in 2003 and 37,768 shares in 2002	(450)	(78)

Total shareholders’ equity	86,893	78,540

Total liabilities and shareholders’ equity	$443,552	$421,524

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands, except
	per share data)
Revenue:
Insurance premiums	$154,712	$154,499	$145,589
Investment income	15,628	14,011	14,317
Other income	900	1,148	1,694
Realized investment gains, net	360	587	1,708

Total revenue	171,600	170,245	163,308

Benefits and expenses:
Insurance benefits and losses incurred	102,343	109,109	106,896
Commissions and underwriting expenses	46,807	44,757	37,317
Interest expense	3,120	2,562	3,234
Other	12,805	10,714	11,608

Total benefits and expenses	165,075	167,142	159,055

Income before income taxes and cumulative effect of change in accounting principle	6,525	3,103	4,253
Income tax (benefit) expense	(319)	(498)	656

Income before cumulative effect of change in accounting principle	6,844	3,601	3,597
Cumulative effect of change in accounting principle	—	(15,816)	—

Net income (loss)	6,844	(12,215)	3,597
Preferred stock dividends	(1,349)	(1,431)	(1,431)

Net income (loss) applicable to common stock	$5,495	$(13,646)	$2,166

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.26	$.10	$.10
Cumulative effect of change in accounting principle	—	(.74)	—

Net income (loss)	$.26	$(.64)	$.10

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.25	$.10	$.10
Cumulative effect of change in accounting principle	—	(.73)	—

Net income (loss)	$.25	$(.63)	$.10

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained		Accumulated
			Additional	Earnings		Other
	Preferred	Common	Paid-In	(Accumulated	Unearned	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Compensation	Income	Stock	Total

	(Dollars in thousands)
Balance, December 31, 2000	$159	$21,412	$56,997	$(1,248)	$—	$6,820	$(900)	$83,240
Comprehensive income:
Net income	—	—	—	3,597	—	—	—	3,597
Increase in unrealized investment gains	—	—	—	—	—	3,498	—	3,498
Fair value adjustment to interest rate swap	—	—	—	—	—	(532)	—	(532)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(1,038)	—	(1,038)

Total comprehensive income	—	—	—	—	—	—	—	5,525
Dividends accrued on preferred stock	—	—	(436)	(995)	—	—	—	(1,431)
Deferred share compensation expense	—	—	45	—	—	—	—	45
Purchase of 5,999 shares for treasury	—	—	—	—	—	—	(11)	(11)
Issuance of 94,460 shares for employee benefit plans and stock options	—	—	—	(257)	—	—	415	158

Balance, December 31, 2001	159	21,412	56,606	1,097	—	8,748	(496)	87,526
Comprehensive loss:
Net loss	—	—	—	(12,215)	—	—	—	(12,215)
Increase in unrealized investment gains	—	—	—	—	—	7,144	—	7,144
Fair value adjustment to interest rate swap	—	—	—	—	—	(382)	—	(382)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,367)	—	(2,367)

Total comprehensive loss	—	—	—	—	—	—	—	(7,820)
Dividends accrued on preferred stock	—	—	(1,431)	—	—	—	—	(1,431)
Deferred share compensation expense	—	—	41	—	—	—	—	41
Restricted stock grants	—	—	(12)	—	(66)	—	78	—
Amortization of unearned compensation	—	—	—	—	36	—	—	36
Purchase of 23,736 shares for treasury	—	—	—	—	—	—	(44)	(44)
Issuance of 152,395 shares for employee benefit plans and stock options	—	—	—	(152)	—	—	384	232

Balance, December 31, 2002	159	21,412	55,204	(11,270)	(30)	13,143	(78)	78,540
Comprehensive income:
Net income	—	—	—	6,844	—	—	—	6,844
Increase in unrealized investment gains	—	—	—	—	—	7,453	—	7,453
Fair value adjustment to interest rate swap	—	—	—	—	—	470	—	470
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,773)	—	(2,773)

Total comprehensive income	—	—	—	—	—	—	—	11,994
Preferred stock redeemed	(20)	—	(1,980)	—	—	—	—	(2,000)
Dividends accrued on preferred stock	—	—	(1,349)	—	—	—	—	(1,349)
Deferred share compensation expense	—	—	52	—	—	—	—	52
Restricted stock grants	—	—	(1)	—	(66)	—	67	—
Amortization of unearned compensation	—	—	—	—	74	—	—	74
Acquisition of 371,582 shares for treasury	—	—	—	—	—	—	(698)	(698)
Issuance of 154,262 shares for employee benefit plans and stock options	—	—	52	(31)	—	—	259	280

Balance, December 31, 2003	$139	$21,412	$51,978	$(4,457)	$(22)	$18,293	$(450)	$86,893

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$6,844	$(12,215)	$3,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	15,816	—
Amortization of deferred acquisition costs	18,478	17,610	16,892
Acquisition costs deferred	(20,552)	(18,851)	(18,175)
Realized investment gains, net	(360)	(587)	(1,708)
Increase in insurance reserves and policyholder funds	9,610	13,447	18,035
Compensation expense related to share awards	126	77	45
Depreciation and amortization	1,138	924	1,680
Deferred income tax (benefit) expense	(1,163)	(621)	507
Decrease (increase) in receivables, net	5,759	(4,226)	(12,402)
(Decrease) increase in other liabilities	(6,076)	1,926	12,681
Other, net	111	477	(5,305)

Net cash provided by operating activities	13,915	13,777	15,847

Cash flows from investing activities:
Proceeds from investments sold	20,914	7,282	39,122
Proceeds from investments matured, called or redeemed	92,690	54,838	94,098
Investments purchased	(136,804)	(107,371)	(109,249)
Additions to property and equipment	(425)	(452)	(930)
Acquisition of Association Casualty	—	—	(128)

Net cash (used in) provided by investing activities	(23,625)	(45,703)	22,913

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	21,824	16,974	—
Proceeds from issuance of Series C Preferred Stock	—	—	750
Preferred stock redemption	(2,000)	—	—
Preferred stock dividends	(143)	(225)	(225)
Proceeds from exercise of stock options	25	13	158
Purchase of treasury shares	(396)	(44)	(11)
Repayments of debt	(17,000)	(12,000)	(2,500)

Net cash provided by (used in) financing activities	2,310	4,718	(1,828)

Net (decrease) increase in cash and cash equivalents	(7,400)	(27,208)	36,932
Cash and cash equivalents at beginning of year	41,638	68,846	31,914

Cash and cash equivalents at end of year	$34,238	$41,638	$68,846

Supplemental cash flow information:
Cash paid for interest	$3,285	$2,282	$3,394

Cash paid for income taxes	$537	$113	$176

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

      At December 31, 2003, the Company had five insurance subsidiaries, including Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-insurance subsidiaries, Association Risk Management General Agency, Inc., and Self-Insurance Administrators, Inc. (“SIA, Inc.”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are collectively known as “Association Casualty”.

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

Goodwill

      In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 on January 1, 2002 and accordingly goodwill and indefinite lived intangible assets are no longer amortized but are subject to impairment tests in accordance with the statement. Intangible assets with finite lives continue to be amortized over their useful lives, which is no longer limited to a maximum of forty years. The criteria for recognizing an intangible asset have also been revised. SFAS No. 142 requires that goodwill be tested for impairment at least annually. The goodwill impairment test requires goodwill to be allocated to reporting units. The fair value of the reporting unit is then compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, a goodwill impairment may exist. The implied fair value of the goodwill is then compared to the carrying value of the goodwill and an impairment loss is recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. The impact of adopting SFAS No. 142 resulted in an impairment loss of $15,816 in the casualty division, and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s 2002 results of operations. The following presents the impact on net income (loss) and net income per share of SFAS No. 142:

	December 31,

	2003	2002	2001

Net income (loss)	$6,844	$(12,215)	$3,597
Add back: Impairment loss	—	15,816	—
Add back: Goodwill amortization	—	—	802

Adjusted net income	$6,844	$3,601	$4,399

Basic earnings per common share	$.26	$.10	$.14

Diluted earnings per common share	$.25	$.10	$.14

Investments

      The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair market value with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of accumulated other comprehensive income. The fair market value for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices or independent broker quotations. With the exception of short-term securities for which amortized cost is predominately used to approximate fair value, security prices are first sought from NAIC pricing services with the remaining unpriced securities submitted to brokers for prices. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures; those which are publicly traded are carried at estimated market value and others are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated net realizable value, which becomes the new cost basis. In evaluating impairment, the Company considers, among other factors, the expected holding period, the nature of the investment and the prospects for the company and its industry. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Stock Options

      Stock options are reported under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation”. Accordingly, no stock-based employee compensation cost attributable to stock options is reflected in net income, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	2003(2)	2002(1)	2002(2)	2001(2)

Net income (loss), as reported	$6,844	$3,601	$(12,215)	$3,597
Add: Stock-based employee compensation expense included in reported net income, net of tax	82	50	50	29
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(198)	(270)	(270)	(199)

Pro forma net income (loss)	$6,728	$3,381	$(12,435)	$3,427

Net income (loss) per common share:
Basic — as reported	$.26	$.10	$(.64)	$.10
Basic — pro forma	$.25	$.09	$(.65)	$.09
Diluted — as reported	$.25	$.10	$(.63)	$.10
Diluted — pro forma	$.25	$.09	$(.64)	$.09

(1)	Based on income before cumulative effect of change in accounting principle.

(2)	Based on net income (loss).

      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Cash and Cash Equivalents

      Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

      In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of this statement is not anticipated to have an impact on the Company’s financial condition or results of operations.

      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company adopted the new disclosures required as of December 31, 2003. See Note 9.

      Effective December 31, 2003, the Company adopted the disclosure requirements of Emerging Issues Task Force (“EITF”) Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Disclosures are required for unrealized losses on fixed maturity and equity securities classified as either available-for-sale or held-to-maturity. The disclosure requirements include quantitative information regarding the aggregate amount of unrealized losses and the associated fair value of the investments in an unrealized loss position, segregated into time periods for which the investments have been in an unrealized loss position. Certain qualitative disclosures about the unrealized holdings are also required in order to provide additional information that the Company considered in concluding that the unrealized losses were not other than temporary. See Note 2.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amended and clarified accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”), which requires an enterprise to assess whether consolidation of an entity is appropriate based upon its interests in a variable interest entity (“VIE”). The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial condition or results of operations as there were no material VIEs identified which required consolidation.

      In December 2003, the FASB issued a revised version of FIN 46 (“FIN 46R”), which incorporated a number of modifications and changes made to FIN 46. FIN 46R replaces the previously issued FIN 46 and, subject to certain special provisions, is effective no later than the end of the first reporting period that ends after December 15, 2003 for entities considered to be special-purpose entities. The Company adopted FIN 46R in the fourth quarter of 2003. The adoption of FIN 46R did not result in the consolidation of any material VIEs but resulted in the deconsolidation of VIEs that issued Mandatorily Redeemable Preferred Securities of Subsidiary Trusts (“trust preferred securities”). The Company is not the primary beneficiary of the VIEs, which issued the trust preferred securities. The Company does not own any of the trust preferred securities, which were issued to unrelated third parties. These trust preferred securities are considered the principal variable interests issued by the VIEs. As a result, the VIEs, which the Company previously consolidated, are no longer consolidated. The sole assets of the VIEs are junior subordinated debentures issued by the Company with payment terms identical to the trust preferred securities. Previously, the trust preferred securities were reported as debt on the Company’s consolidated balance sheets. At December 31, 2003 and 2002, the impact of deconsolidation was to increase debt by $1,238 and $542, respectively. See Note 6 for disclosure of information related to these VIEs.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supercedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“Issue 94-3”). Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

      In April 2002, the FASB issued FASB No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. Adoption of the provisions of SFAS No. 145 did not have an impact on the Company’s financial condition or results of operations.

      In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities” (“SOP 03-3”). SOP 03-3 addresses the accounting for differences between contractual and expected cash flows to be collected from an investment in loans or fixed maturity securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. Adoption of this statement is not expected to have material impact on the Company’s financial condition or results of operations.

      In July 2003, AcSEC issued financial Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (the “SOP”). The SOP addresses a wide variety of topics, many of which are not applicable to the business which the Company sells. Adoption of this statement is not expected to have a material impact on the Company’s financial condition or results of operations.

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This standard provides the financial accounting and reporting for the cost of legal obligations associated with the retirement of tangible long lived assets. In accordance with SFAS 143, asset retirement obligations will be recorded at fair value in the period they are incurred if a reasonable estimate can be made. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements

      The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments, pension benefits, commitments and contingencies, among others, and actual results could differ from management’s estimates.

Reclassifications

      Certain reclassifications have been made to prior year financial information to conform to the current year presentation.

Note 2.	Investments

      Investments were comprised of the following:

	2003

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$117,442	$1,833	$1,812	$117,421
Obligations of states and political subdivisions	1,446	98	—	1,348
Corporate securities	82,277	4,910	208	77,575
Mortgage-backed securities (government guaranteed)	4,079	136	—	3,943
Redeemable preferred stocks	24,205	1,537	198	22,866

Total fixed maturities	229,449	8,514	2,218	223,153
Common and non-redeemable preferred stocks	44,000	22,336	44	21,708
Other invested assets	4,639	—	—	4,639
Mortgage loans (estimated fair value of $3,919)	3,189	—	—	3,189
Policy and student loans	2,375	—	—	2,375
Investment in unconsolidated trusts	1,238	—	—	1,238

	284,890	30,850	2,262	256,302
Short-term investments	25,819	—	—	25,819

Total investments	$310,709	$30,850	$2,262	$282,121

	2002

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$114,307	$3,753	$—	$110,554
Obligations of states and political subdivisions	3,064	121	—	2,943
Corporate securities	58,418	2,996	977	56,399
Mortgage-backed securities (government guaranteed)	6,041	265	—	5,776
Redeemable preferred stocks	25,180	600	410	24,990

Total fixed maturities	207,010	7,735	1,387	200,662
Common and non-redeemable preferred stocks	32,062	15,387	377	17,052
Other invested assets	5,031	—	224	5,255
Mortgage loans (estimated fair value of $4,127)	3,330	—	—	3,330
Policy and student loans	2,409	—	—	2,409
Investment in unconsolidated trusts	542	—	—	542

	250,384	23,122	1,988	229,250
Short-term investments	21,487	—	—	21,487

Total investments	$271,871	$23,122	$1,988	$250,737

      Bonds and short-term investments having an amortized cost of $16,988 and $16,166 were on deposit with insurance regulatory authorities at December 31, 2003 and 2002, respectively, in accordance with statutory requirements.

      Securities with unrealized losses at December 31, 2003 were as follows:

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies	$41,741	$1,812	$—	$—	$41,741	$1,812
Corporate securities	6,525	184	3,043	24	9,568	208
Redeemable preferred stocks	1,102	25	502	173	1,604	198
Common and non-redeemable preferred stocks	1,260	44	—	—	1,260	44

Total temporary impaired securities	$50,628	$2,065	$3,545	$197	$54,173	$2,262

      Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. The majority of the unrealized losses, $2,065 of the total unrealized losses of $2,262, has been in an unrealized loss position of less than twelve months and is primarily attributable to recent increases in interest yields on comparable investments.

      Excluding U.S. Treasury Securities and Obligations of U.S. Government Corporations and Agencies, the Company held seventeen investments with unrealized losses, four of which existed in excess of twelve months. Of the seventeen investments with unrealized losses, only two (both redeemable preferred stocks) had a fair value less than 90% of the investment’s original amortized cost; and both had an unrealized loss in excess of twelve months. One of the redeemable preferred stocks was issued by a company providing scheduled air transportation of passengers and cargo throughout the U.S. and the world. The other redeemable preferred stock was issued by a company providing parking and related services primarily in the U.S., but also in Europe and Central and South America. Both of these businesses are cyclical and are affected by consumer confidence in the overall economy. The Company continues to monitor these investments but at December 31, 2003 believed the impairments to be temporary.

      During the years ended December 31, 2003 and 2002, the Company recorded impairments of $995 and $242, respectively, related to a common stock investment and $159 and $0, respectively, related to an other invested asset. There were no impairments recorded for the year ended December 31, 2001.

      As part of the Company’s ongoing investment review, the Company has reviewed its investment portfolio and concluded that there were no additional other than temporary impairments as of December 31, 2003 or 2002. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on investments at December 31, 2003 and 2002 were temporary.

      The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.

      The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2003 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Amortized
	Value	Cost

Due in one year or less	$30,743	$30,637
Due after one year through five years	18,965	17,881
Due after five years through ten years	34,488	32,376
Due after ten years	166,993	164,134
Varying maturities	4,079	3,944

Totals	$255,268	$248,972

      Investment income was earned from the following sources:

	2003	2002		2001

Fixed maturities	$13,726	$11,966	Bonds	$10,530
Common and non-redeemable preferred stocks	1,137	1,146	Common and preferred stocks	2,438
Mortgage loans	299	311	Mortgage loans	323
Short-term investments	239	458	Short-term investments	1,071
Other	227	130	Other	(45)

Total investment income	15,628	14,011	Total investment income	14,317
Less investment expenses	(269)	(218)	Less investment expenses	(176)

Net investment income	$15,359	$13,793	Net investment income	$14,141

      A summary of realized investment gains (losses) follows:

	2003

		Fixed	Other
	Stocks	Maturities	Invested Assets	Total

Gains	$297	$1,257	$100	$1,654
Losses	(995)	(123)	(176)	(1,294)

Total realized investment gains (losses) net	$(698)	$1,134	$(76)	$360

	2002

		Fixed	Other
	Stocks	Maturities	Invested Assets	Total

Gains	$556	$302	$5	$863
Losses	(270)	(6)	—	(276)

Total realized investment gains (losses) net	$286	$296	$5	$587

	2001

			Other
	Stocks	Bonds	Invested Assets	Total

Gains	$1,189	$927	$—	$2,116
Losses	(289)	(27)	(92)	(408)

Total realized investment gains (losses) net	$900	$900	$(92)	$1,708

      Proceeds from the sale of investments were as follows:

	2003	2002		2001

Common and non-redeemable preferred stocks	$1,572	$360	Common and preferred stocks	$18,194
Fixed maturities	18,344	6,066	Bonds	19,717
Student loans	34	304	Student loans	385
Other investments	964	552	Other investments	826

Total proceeds	$20,914	$7,282	Total proceeds	$39,122

      The Company’s investment in the common stock of Wachovia Corporation exceeds 10% of shareholders’ equity at December 31, 2003. The carrying value of this investment at December 31, 2003 was $20,621 with a cost basis of $3,927.

      The Company’s bond portfolio included 99% investment grade securities at December 31, 2003 as defined by the NAIC.

Note 3.	Insurance Reserves and Policyholder Funds

      The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			in Force

	2003	2002	2003	2002

Future policy benefits
Life insurance policies:
Ordinary	$37,639	$34,896	$269,931	$266,682
Mass market	6,151	6,669	10,814	11,974
Individual annuities	773	821	—	—

	44,563	42,386	$280,745	$278,656

Accident and health insurance policies	2,663	2,381

	47,226	44,767
Unearned premiums	61,150	55,900
Losses and claims	150,092	148,691
Other policy liabilities	5,277	4,777

Total policy liabilities	$263,745	$254,135

      Annualized premiums for accident and health insurance policies were $52,435 and $48,360 at December 31, 2003 and 2002, respectively.

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

      Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2003	2002	2001

Balance at January 1	$148,691	$143,515	$133,220
Less: Reinsurance recoverables	(39,380)	(47,729)	(38,851)

Net balance at January 1	109,311	95,786	94,369

Incurred related to:
Current year	98,536	104,724	108,068
Prior years	139	(57)	(2,415)

Total incurred	98,675	104,667	105,653

Paid related to:
Current year	56,229	52,253	59,506
Prior years	43,417	38,889	44,730

Total paid	99,646	91,142	104,236

Net balance at December 31	108,340	109,311	95,786
Plus: Reinsurance recoverables	41,752	39,380	47,729

Balance at December 31	$150,092	$148,691	$143,515

      Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2003	2002	2001

Total incurred claims	$98,675	$104,667	$105,653
State residual pool adjustments	(75)	29	(150)
Cash surrender value and matured endowments	1,489	1,490	1,393
Benefit reserve changes	2,254	2,923	—

Total insurance benefits and losses incurred	$102,343	$109,109	$106,896

Note 4.	Reinsurance

      In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 90% of the reinsurance receivables were due from four reinsurers as of December 31, 2003. Reinsurance receivables of $18,297 were with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $3,769 were with First Colony Life Insurance Company, rated “AA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $10,642 were with PMA Capital Insurance Company (“PMA Re”), rated “B++” (Very Good) by A.M. Best and $5,955 were with Swiss Reinsurance Corporation, rated “AA” by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate. On November 4, 2003, A.M. Best downgraded the financial strength rating of PMA Re to “B++” (Very Good) from “A-” (Excellent). The rating action reflects PMA Re’s weak stand-alone capital position following its third major reinsurance or run-off reserve charge in recent years and the uncertainty of the capital structure and future strategic direction of the company. Consequently, PMA Re decided to exit from the reinsurance business. Management has evaluated the impact of the rating downgrade and PMA Re’s intention to “withdraw from the reinsurance business” and at this time does not have any reason to believe an allowance for uncollectible amounts should be established against the reinsurance receivables due from PMA Re. The Company will continue to monitor the ongoing progress of PMA Re and evaluate various alternatives, if necessary. Premiums assumed of $20,410 and $22,708 in 2002 and 2001 respectively, included a state contract with premiums of $14,309 and $14,054. The contract premiums represented 9.3% and 9.7% of net premiums earned for the years ended 2002 and 2001, respectively. During 2003, the Company prepared a renewal quote for this business; however given the competitive nature of the current insurance market place, the Company was unable to renew this account. The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2003	2002	2001

Direct premiums written	$178,320	$168,500	$153,743
Plus — premiums assumed	7,843	20,410	22,708
Less — premiums ceded	(25,562)	(28,993)	(25,399)

Net premiums written	160,601	159,917	151,052

Change in unearned premiums	(5,250)	(4,875)	(11,889)
Change in unearned premiums ceded	(639)	(543)	6,426

Net change in unearned premiums	(5,889)	(5,418)	(5,463)

Net premiums earned	$154,712	$154,499	$145,589

Provision for benefits and losses incurred	$121,639	$132,567	$132,724
Reinsurance loss recoveries	(19,296)	(23,458)	(25,828)

Insurance benefits and losses incurred	$102,343	$109,109	$106,896

      Components of reinsurance receivables were as follows:

	2003	2002

Receivable on unpaid losses	$41,752	$39,380
Receivable on paid losses	1,161	2,939
Receivable from reinsurance contract termination	—	7,556

	$42,913	$49,875

Note 5.	Income Taxes

      A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the (benefit) expense for income taxes was as follows:

	2003	2002	2001

Federal income tax provision at statutory rate of 35%	$2,284	$1,086	$1,489
Tax exempt interest and dividends received deductions	(598)	(628)	(469)
Other permanent differences	238	170	314
Change in asset valuation allowance due to:
Change in judgment relating to realizability of deferred tax assets	(1,478)	(1,786)	(827)
Prior years’ taxes	—	537	—
Revision for prior year estimates	(767)	—	—
State income taxes	2	123	81
Alternative minimum tax	—	—	68

Total (benefit) expense for income taxes	$(319)	$(498)	$656

      Deferred tax liabilities and assets at December 31, 2003 and 2002 were comprised of the following:

	2003	2002

Deferred tax liabilities:
Deferred acquisition costs	$(5,871)	$(5,495)
Net unrealized investment gains	(10,006)	(7,397)
Deferred and uncollected premium	(830)	(902)
Other	(99)	(118)

Total deferred tax liabilities	(16,806)	(13,912)

Deferred tax assets:
Net operating loss carryforwards	6,029	7,389
Insurance reserves	10,193	10,173
Impaired assets	348	—
Alternative minimum tax credit	722	—
Bad debts and other	918	841

Total deferred tax assets	18,210	18,403

Asset valuation allowance	(2,346)	(3,824)

Net deferred tax (liabilities) assets	$(942)	$667

      The components of the (benefit) expense were:

	2003	2002	2001

Current — Federal	$842	$—	$68
Current — State	2	123	81
Deferred — Federal	(1,163)	(621)	507

Total	$(319)	$(498)	$656

      At December 31, 2003, the Company had regular federal net operating loss carryforwards of approximately $17,225 expiring generally between 2006 and 2009. As of December 31, 2003 and 2002, a valuation allowance of $2,346 and $3,824, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In 2003 and 2002, the decrease of $1,478 and $1,249, respectively, in the valuation allowance was due primarily to the utilization of a portion of these benefits that were previously reserved for. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to the carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements and files a consolidated income tax return with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt

      At December 31, 2002, the Company’s $32,000 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan with an annual installment of $2,000 due on or before December 31, 2003 together with a final payment of $30,000 due on June 30, 2004. In connection with a May 2003 pooled private placement of trust preferred securities, the bank debt was reduced by $17,000 and the $2,000 installment due on or before December 31, 2003 was satisfied. Subsequent thereto and effective June 30, 2003, the Company negotiated and executed an Amended and Restated Credit Agreement relating to the remaining $15,000. The loan matures on June 30, 2008 and requires minimum annual payments as follows: 2004 — $3,000; 2005 — $1,750; 2006 — $1,750; 2007 - $1,750; 2008 — $6,750. The interest rate on the borrowing is LIBOR plus a margin ranging between 1.75% and 2.50%. The applicable margin rate is determined based on the ratio of funded debt to consolidated total capitalization, all as defined. As of December 31, 2003 the stated interest rate on the bank debt was LIBOR + 2.50% or 3.64%. The loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risked based capital levels.

Junior Subordinated Debentures

      The Company has formed two Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American Corporation; and (iii) engaging in only those activities necessary or incidental thereto. In accordance with the adoption of FIN 46R, the Company has deconsolidated the trust preferred securities. For further discussion of the adoption of FIN 46R, see Note 1.

      The financial structure of Atlantic American Statutory Trust I and II, as of December 31, 2003 and 2002, were as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2003	18,042	23,196
Balance December 31, 2002	18,042	—
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the trust preferred securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Company and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Company has guaranteed, on a subordinated basis, all of the obligations under the trust preferred securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.	Derivative Financial Instruments

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

      The estimated fair value and related carrying value of the Company’s interest rate swap agreement at December 31, 2003 and 2002 was a liability of approximately $444 and $914, respectively.

Note 8.	Commitments and Contingencies

Litigation

      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims will not have a material effect on the business or financial condition of the Company.

Operating Lease Commitments

      The Company’s rental expense, including common area charges, for operating leases was $1,867, $1,811, and $1,732 in 2003, 2002, and 2001, respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2004	$1,589
2005	1,438
2006	748
2007	756
2008	764
Thereafter	1,623

Total	$6,918

Note 9.	Employee Benefit Plans

Stock Options

      In accordance with the Company’s 1992 Incentive Plan, the Board of Directors may grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vest in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options may be granted that fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors may grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors may grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 41,503 and 29,997 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2003 and 2002, respectively. As of December 31, 2003, an aggregate of forty-six employees, officers and directors held options under the three plans.

      A summary of the status of the Company’s stock options at December 31, 2003, 2002 and 2001, is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	1,008,000	$2.31	1,275,000	$2.63	1,024,000	$3.43
Options granted	227,000	1.59	58,000	2.09	572,000	1.26
Options exercised	(20,000)	1.25	(10,000)	1.25	—	—
Options canceled or expired	(304,500)	3.54	(315,000)	3.58	(321,000)	2.75

Options outstanding, end of year	910,500	1.74	1,008,000	2.31	1,275,000	2.63

Options exercisable	784,500	1.76	847,375	2.49	991,250	3.02

Options available for future grant	2,452,150		2,416,153		194,150

      Data on options outstanding and exercisable at December 31, 2003 is as follows:

		Outstanding		Exercisable

Range of	Number of	Weighted Average	Weighted Average	Number of	Weighted Average
Exercise Price	Options	Remaining Life	Exercise Price	Options	Exercise Price

$1.00 to $1.50	492,500	7.79	$1.25	492,500	$1.25
$1.51 to $2.00	286,500	8.96	$1.67	160,500	$1.70
$2.51 to $3.00	15,000	2.41	$2.68	15,000	$2.68
$3.51 to $4.00	111,500	<1.00	$3.88	111,500	$3.88
$4.01 to $4.50	5,000	<1.00	$4.06	5,000	$4.06

	910,500			784,500

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and was $1.15, $1.62, and $.95 for grants in 2003, 2002, and 2001, respectively. Fair value determinations were based on expected dividend yields of zero, expected lives of 5 or 10 years, risk free interest rates of 4.21%, 3.92%, and 4.49%, and expected volatility of 60.08%, 69.11%, and 64.99%, for the years ended December 31, 2003, 2002, and 2001, respectively.

401(k) Plan

      The Company initiated an employees’ savings plan under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company stock and had a value of approximately $256, $219, and $159 in 2003, 2002, and 2001, respectively.

Defined Benefit Pension Plans

      The Company has both a funded and unfunded noncontributory defined benefit pension plan covering the employees of American Southern. The plans provide defined benefits based on years of service and average salary. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes.

Obligation and Funded Status

	2003	2002

Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,195	$3,810
Service cost	144	123
Interest cost	266	250
Actuarial loss	286	118
Gross benefits paid	(90)	(106)

Net benefit obligation at end of year	4,801	4,195

Change in Plan Assets
Fair value of plan assets at beginning of year	1,999	2,183
Employer contributions	250	191
Actual return on plan assets	299	(269)
Gross benefits paid	(90)	(106)

Fair value of plan assets at end of year	2,458	1,999

Funded Status of Plan
Funded status at end of year	(2,343)	(2,196)
Unrecognized net actuarial loss	1,531	1,492
Unrecognized prior service cost	(5)	(5)
Unrecognized net transition obligation	—	2
Additional minimum liability	(105)	(96)

Net amount recognized in accrued liabilities at end of year	$(922)	$(803)

      The accumulated benefit obligation for all defined benefit plans at December 31, 2003 and 2002 was $3,797 and $3,301, respectively.

      The weighted-average assumptions used to determine the benefit obligation at December 31, were as follows:

	2003	2002

Discount rate to determine the projected benefit obligation	6.00%	6.50%
Projected annual salary increases	4.50%	4.50%

      Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $1,086, $891, and $0, respectively, as of December 31, 2003 and $1,005, $794, and $0, respectively, as of December 31, 2002.

Components of Net Periodic Benefit Cost

      Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2003, 2002 and 2001 included the following components:

	2003	2002	2001

Service cost	$144	$123	$136
Interest cost	266	250	263
Expected return on plan assets	(137)	(170)	(192)
Net amortization	88	41	35

	$361	$244	$242

      The weighted-average assumptions used to determine the net periodic benefit cost at December 31, were as follows:

	2003	2002	2001

Discount rate to determine the net periodic benefit cost	6.50%	7.00%	7.00%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	8.00%	8.00%
Projected annual salary increases	4.50%	4.50%	4.50%

      The qualified defined benefit plan assets were invested in the INVESCO Total Return Fund (the “Fund”), the prospectus for which indicates a 10 year average annual return of approximately 7%; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost for 2003. The Fund normally invests at least 65% of its assets in common stocks and at least 30% of its assets in debt securities that are investment grade at the time of purchase. The remaining assets of the Fund are allocated to other investments at the Fund manager’s discretion, based upon current business, economic and market conditions.

      The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. The long-term primary investment objectives are to: 1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk; and protect the assets from erosion of purchasing power, and 2) provide investment results that meet or exceed the actuarially assumed long-term rate of return. The Fund has not included any equity securities of the Company at any time.

Expected Cash Flows

      The Company expects to contribute $236 for all defined benefit plans in 2004.

Note 10.	Preferred Stock

      The Company had 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding at December 31, 2003 and 2002, having a stated value of $100 per share. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the Company’s common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable at the option of the Company. As of December 31, 2003 and 2002, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $9,648 and $8,442, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series B Preferred Stock were accrued from additional paid in capital.

      The Company had 5,000 shares of Series C Preferred Stock (“Series C Preferred Stock”) outstanding at December 31, 2003, having a stated value of $100 per share. Annual dividends are $9.00 per share and are cumulative. The Series C Preferred Stock is not currently convertible but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series C Preferred Stock would be convertible into an aggregate of approximately 125,000 shares of the Company’s common stock at a conversion price of $3.99 per share. The Series C Preferred Stock is redeemable at the option of the Company. During 2003, in accordance with the terms of the Series C Preferred Stock, the Company exercised its right to redeem 20,000 of the outstanding shares of the Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, or $2,000. The Company paid $143 and $225 in dividends to the holders of the Series C Preferred Stock during 2003 and 2002, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series C Preferred Stock were accrued from additional paid in capital. Subsequent to December 31, 2003, the remaining 5,000 shares of Series C Preferred Stock were redeemed at the redemption price of $100 per share, or $500.

Note 11.	Earnings Per Common Share

      A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2003

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$6,844	21,200
Less preferred dividends	(1,349)	—

Net income applicable to common shareholders	5,495	21,200	$.26

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	375

Net income applicable to common shareholders	$5,495	21,575	$.25

	For the Year Ended
	December 31, 2002

			Per Share
	Income	Shares	Amount

Basic Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle	$3,601	21,307
Less preferred dividends	(1,431)	—

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,307	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,307	(0.74)

Net loss applicable to common shareholders	$(13,646)	21,307	$(0.64)

Diluted Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle applicable to common shareholders	$2,170	21,307
Effect of dilutive stock options	—	354

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,661	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,661	(0.73)

Net loss applicable to common shareholders	$(13,646)	21,661	$(0.63)

	For the Year Ended
	December 31, 2001

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,597	21,198
Less preferred dividends	(1,431)	—

Net income applicable to common shareholders	2,166	21,198	$.10

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	160

Net income applicable to common shareholders	$2,166	21,358	$.10

      Average outstanding options of 335,000 were excluded from the earnings per common share calculation in 2003 and outstanding stock options of 408,500 and 712,500 were excluded from the earnings per common share calculation in 2002 and 2001, respectively, since their impact was antidilutive. The assumed conversions of the Series B and Series C Preferred Stock were also excluded from the earnings per common share calculation for 2003, 2002, and 2001 since their impact was antidilutive.

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

      The amount of statutory net income and surplus (shareholders’ equity) for the Company’s insurance subsidiaries for the years ended December 31 were as follows:

	2003	2002	2001

Life and Health, net income	$3,102	$4,002	$2,948
Property and Casualty, net income	5,224	1,270	3,539

Statutory net income	$8,326	$5,272	$6,487

Life and Health, surplus	$31,197	$25,850	$22,739
Property and Casualty, surplus	74,937	68,869	61,922

Statutory surplus	$106,134	$94,719	$84,661

      Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the Insurance Commissioner. The Company received dividends of $5,728, $7,076 and $7,099 in 2003, 2002, and 2001, respectively, from its subsidiaries. In 2004, dividend payments by insurance subsidiaries in excess of $12,536 would require prior approval.

Note 13.	Related Party and Other Transactions

      In the normal course of business and, in management’s opinion, at terms comparable to those available from unrelated parties, the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include leasing of office space as well as investing and financing activities. A brief description of each of these follows.

      The Company leases approximately 65,489 square feet of office and covered garage space from an affiliated company. During the years ended December 31, 2003, 2002, and 2001, the Company paid $1,000, $987 and $961, respectively, under the leases.

      Financing for the Company has been provided through affiliates of the Company or its Chairman, in the form of the Series B Preferred Stock and Series C Preferred Stock (See Note 10).

      The Company has made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which is owned by an affiliate of the Chairman. At December 31, 2003 and 2002, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $3,152 and $3,292, respectively. For 2003, 2002, and 2001, interest paid by Leath on the mortgage loans totaled $299, $311, and $323, respectively.

      Certain members of management are on the Boards of Directors of Bull Run Corporation (“Bull Run”) and Gray Television, Inc. (“Gray”). At December 31, 2003, the Company owned 184,337 common shares of Bull Run and 376,060 shares of Gray Common Stock Class A and 106,000 shares of Gray Common Stock Class B. The Company also owned 350 shares of Gray’s Series C Preferred Stock and 2,000 shares of Bull Run’s Series D Preferred Stock as of December 31, 2003. At December 31, 2002, the Company owned 131,137 common shares of Bull Run and 376,060 shares of Gray’s Common Stock Class A and 106,000 shares of Gray’s Common Stock Class B. In addition, the Company owned 350 shares of Gray’s Series C Preferred Stock and 2,000 shares of Bull Run’s Series B Preferred Stock. The aggregate carrying value of the investments in Bull Run and Gray at December 31, 2003 were $2,225 and $10,808, respectively and at December 31, 2002 were $3,219 and $8,990, respectively.

      In 1998, Georgia Casualty began assuming workers’ compensation premiums from Delta Fire & Casualty Insurance Company which is controlled by certain affiliates of the Company. Premiums assumed and commissions paid in 2003 were $1,817 and $168, respectively, $1,090 and $128 in 2002, respectively and $1,554 and $212 in 2001, respectively.

      In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with Carolina Motor Club, Inc. to market personal automobile insurance to the members of the automobile club. American Southern holds a 50% interest in the joint venture and underwrites the majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $8,311, $7,083 and $6,084 in 2003, 2002, and 2001, respectively.

Note 14.     Segment Information

      The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources.

	American	Georgia	Bankers	Association	Corporate	Adjustments &
	Southern	Casualty	Fidelity	Casualty	& Other	Eliminations	Consolidated

December 31, 2003
Insurance premiums	$37,358	$34,319	$62,683	$20,352	$—	$—	$154,712
Investment income, including net realized gains	4,844	3,107	5,650	2,396	1,725	(1,734)	15,988
Other income	—	97	—	28	8,375	(7,600)	900

Total revenue	42,202	37,523	68,333	22,776	10,100	(9,334)	171,600

Insurance benefits and losses incurred	20,977	22,258	43,863	15,245	—	—	102,343
Expenses deferred	(7,807)	(7,439)	(1,427)	(3,879)	—	—	(20,552)
Amortization and depreciation expense	6,842	6,989	1,998	3,787	—	—	19,616
Other expenses	14,343	14,600	18,630	8,235	17,194	(9,334)	63,668

Total expenses	34,355	36,408	63,064	23,388	17,194	(9,334)	165,075

Income (loss) before income taxes	$7,847	$1,115	$5,269	$(612)	$ (7,094)	$—	$6,525

Total assets	$113,299	$121,818	$127,642	$96,275	$153,635	$(169,117)	$443,552

	American	Georgia	Bankers	Association	Corporate	Adjustments
	Southern	Casualty	Fidelity	Casualty	& Other	& Eliminations	Consolidated

December 31, 2002
Insurance premiums	$39,914	$29,744	$60,597	$24,244	$—	$—	$154,499
Investment income, including net realized gains	4,251	3,302	4,679	2,287	200	(121)	14,598
Other income	188	47	—	88	7,529	(6,704)	1,148

Total revenue	44,353	33,093	65,276	26,619	7,729	(6,825)	170,245

Insurance benefits and losses incurred	26,353	19,950	42,404	20,402	—	—	109,109
Expenses deferred	(5,898)	(6,591)	(2,533)	(3,829)	—	—	(18,851)
Amortization and depreciation expense	5,826	5,935	2,383	4,390	—	—	18,534
Other expenses	11,451	13,977	18,957	7,637	13,153	(6,825)	58,350

Total expenses	37,732	33,271	61,211	28,600	13,153	(6,825)	167,142

Income (loss) before income taxes and cumulative effect of change in accounting principle	6,621	(178)	4,065	(1,981)	(5,424)	—	3,103
Cumulative effect of change in accounting principle	—	—	—	(15,816)	—	—	(15,816)

Income (loss) before income taxes	$6,621	$(178)	$4,065	$(17,797)	$(5,424)	$—	$(12,713)

Total assets	$112,337	$114,308	$115,275	$84,773	$140,340	$(145,509)	$421,524

	American	Georgia	Bankers	Association	Corporate	Adjustments
	Southern	Casualty	Fidelity	Casualty	& Other	& Eliminations	Consolidated

December 31, 2001
Insurance premiums	$39,023	$25,579	$55,276	$25,711	$—	$—	$145,589
Investment income, including net realized gains	4,630	2,907	4,968	3,462	945	(887)	16,025
Other income	126	29	—	495	6,978	(5,934)	1,694

Total revenue	43,779	28,515	60,244	29,668	7,923	(6,821)	163,308

Insurance benefits and losses incurred	26,069	17,644	39,570	23,613	—	—	106,896
Expenses deferred	(4,502)	(4,876)	(3,393)	(5,404)	—	—	(18,175)
Amortization and depreciation expense	4,651	5,122	2,478	6,181	140	—	18,572
Other expenses	10,765	8,519	18,219	8,203	12,877	(6,821)	51,762

Total expenses	36,983	26,409	56,874	32,593	13,017	(6,821)	159,055

Income (loss) before income taxes	$6,796	$2,106	$3,370	$(2,925)	$(5,094)	$—	$4,253

Total assets	$110,680	$103,701	$108,604	$90,505	$140,150	$(141,621)	$412,019

Note 15.	Disclosures About Fair Value of Financial Instruments

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

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$34,238	$34,238	$41,638	$41,638
Fixed maturities	229,449	229,449	207,010	207,010
Common and non-redeemable preferred stocks	44,000	44,000	32,062	32,062
Mortgage loans	3,189	3,919	3,330	4,127
Policy and student loans	2,375	2,375	2,409	2,409
Other invested assets	4,639	4,639	5,031	5,031
Investment in unconsolidated trusts	1,238	1,238	542	542
Liabilities:
Debt payable to bank	15,000	15,000	32,000	32,000
Junior subordinated debentures	41,238	41,238	18,042	18,042

      The fair value estimates as of December 31, 2003 and 2002 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

      The following describes the methods and assumptions used by the Company in estimating fair values:

     Cash and Cash Equivalents, including Short-term Investments

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities, Common and Non-Redeemable Preferred Stocks and Publicly Traded Other Invested Assets

The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from nationally quoted market prices.

     Non-publicly Traded Invested Assets

The fair value of investments in certain limited partnerships, which are included in other invested assets on the consolidated balance sheet, were determined by officers of those limited partnerships.

     Mortgage Loans

The fair values are estimated based on quoted market prices for those or similar investments.

     Debt Payable and Junior Subordinated Debentures

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

      Other than net income, the other components of comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001 were as follows:

	December 31,

	2003	2002	2001

Gain on the sale of securities included in net income	$360	$587	$1,708

Other comprehensive income:
Net pre-tax unrealized gains arising during year	$7,813	$7,731	$5,206
Reclassification adjustment	(360)	(587)	(1,708)

Net pre-tax unrealized gains recognized in other comprehensive income	7,453	7,144	3,498
Fair value adjustments to interest rate swap	470	(382)	(532)
Deferred income tax expense attributable to other comprehensive income	(2,773)	(2,367)	(1,038)

Net other comprehensive income	$5,150	$4,395	$1,928

Note 17.	Quarterly Financial Information (Unaudited)

      The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2003:

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$44,018	$43,464	$41,534	$42,584	$40,069	$43,079	$43,151	$43,946

Income (loss) before income taxes and cumulative effect of change in accounting principle	$864	$1,712	$1,717	$2,232	$2,264	$1,421	$(525)	$(57)
Income tax expense (benefit)	168	501	(1,549)	561	759	479	(1,481)	(255)
Cumulative effect of change in accounting principle	—	—	—	—	(15,816)	—	—	—

Net income (loss)	$696	$1,211	$3,266	$1,671	$(14,311)	$942	$956	$198

Per common share data:
Basic net income (loss) per share	$.02	$.04	$.14	$.06	$(.69)	$.03	$.03	$(.01)

Diluted net income (loss) per share	$.02	$.04	$.13	$.06	$(.68)	$.03	$.03	$(.01)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 26, 2002, the Audit Committee of the Board of Directors of Atlantic American Corporation (the “Company”) determined to end its engagement of Arthur Andersen LLP (“Andersen”) as auditors and voted to engage the services of Deloitte & Touche LLP to serve as the Company’s auditors for the Company’s 2002 fiscal year, effective immediately.

      Andersen’s report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

      During the fiscal year ended December 31, 2001 and through the date their engagement ended, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report with respect to the Company’s consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

      The Company provided Andersen with a copy of the foregoing disclosures. Attached in the 8-K filing dated June 28, 2002, as Exhibit 16.1, is a copy of Andersen’s letter, dated June 28, 2002, stating its agreement with such statements.

      During the fiscal year ended December 31, 2001 and through June 26, 2002, the Company did not consult Deloitte & Touche LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(1)(iv) and (v) of Regulation S-K.

Item 9A.	Controls and Procedures

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

PART III

      With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions” and “Ratification of Independent Public Accountants” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 4, 2004.

      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Ethics is attached as Exhibit 14.1 to this annual report.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) List of documents filed as part of this report:

Financial Statement Schedules

II	—	Condensed financial information of Registrant for the three years ended December 31, 2003
III	—	Supplementary insurance information for the three years ended December 31, 2003
IV	—	Reinsurance for the three years ended December 31, 2003
VI	—	Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2003

      Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

      (b) Reports on Form 8-K:

      None.

      (c) Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2002].
3.2		—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.01		—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.02		—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10-Q for the quarter ended June 30, 1993].
10.03		—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10-Q for the quarter ended September 30, 1994].
10.04		—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.05		—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.06		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10	.07**	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].
10.08		—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries named therein and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.09		—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.10		—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries named therein [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.11		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.12		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.13		—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].
10.14		—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.15		—	Revolving Credit Facility, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.16		—	First Amendment, dated as of March 24, 2000, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2000].
10.17		—	Second Amendment, dated February 9, 2001, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2000].
10.18		—	Third Amendment, dated as of December 31, 2001 to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2001].
10.19		—	Fourth Amendment, dated November 21, 2002, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.20		—	Fifth Amendment, dated April 23, 2003, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].
10.21		—	Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].
10	.22**	—	Atlantic American Corporation 1992 Incentive Plan [ incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.23**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.24**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10.25		—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
14.1		—	Code of Ethics.
21.1		—	Subsidiaries of the registrant.
23.1		—	Consent of Deloitte & Touche LLP, Independent Auditors.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ JOHN G. SAMPLE, JR.

John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 29, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. MACK ROBINSON J. Mack Robinson	Chairman of the Board	March 29, 2004

/s/ HILTON H. HOWELL, JR. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2004

/s/ JOHN G. SAMPLE, JR. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2004

/s/ EDWARD E. ELSON Edward E. Elson	Director	March 29, 2004

/s/ SAMUEL E. HUDGINS Samuel E. Hudgins	Director	March 29, 2004

/s/ D. RAYMOND RIDDLE D. Raymond Riddle	Director	March 29, 2004

/s/ HARRIETT J. ROBINSON Harriett J. Robinson	Director	March 29, 2004

/s/ SCOTT G. THOMPSON Scott G. Thompson	Director	March 29, 2004

/s/ MARK C. WEST Mark C. West	Director	March 29, 2004

/s/ WILLIAM H. WHALEY, M.D. William H. Whaley, M.D.	Director	March 29, 2004

Signature	Title	Date

/s/ DOM H. WYANT Dom H. Wyant	Director	March 29, 2004

/s/ HAROLD K. FISCHER Harold K. Fischer	Director	March 29, 2004

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands)
ASSETS
Cash and short-term investments	$1,751	$1,742
Investment in subsidiaries	147,978	134,511
Investment in unconsolidated trusts	1,238	542
Income taxes receivable from subsidiaries	3,986	1,359
Other assets	3,210	2,712

Total assets	$158,163	$140,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred tax liability, net	$2,463	$854
Other payables	12,569	11,430
Debt payable to bank	15,000	32,000
Junior subordinated debentures	41,238	18,042

Total liabilities	71,270	62,326
Shareholders’ equity	86,893	78,540

Total liabilities and shareholders’ equity	$158,163	$140,866

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Revenue
Fees, rentals and interest income from subsidiaries	$7,599	$6,705	$5,933
Distributed earnings from subsidiaries	5,728	7,076	7,099
Other	120	217	1,299

Total revenue	13,447	13,998	14,331
General and administrative expenses	12,005	10,162	9,318
Interest expense	3,120	2,564	3,234

	(1,678)	1,272	1,779
Income tax benefit(1)	4,747	2,690	1,606

	3,069	3,962	3,385
Equity in undistributed earnings (losses) of subsidiaries, net	3,775	(361)	212
Equity in cumulative effect of change in accounting principle	—	(15,816)	—

Net income (loss)	$6,844	$(12,215)	$3,597

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,844	$(12,215)	$3,597
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	—	(125)	(118)
Depreciation and amortization	798	659	631
Compensation expense related to share awards	126	77	45
Equity in undistributed (earnings) loss and cumulative effect of change in accounting principle of consolidated subsidiaries	(3,775)	16,177	(212)
(Increase) decrease in intercompany taxes	(2,627)	682	(832)
Deferred income tax (benefit) expense	(1,163)	(621)	507
Increase (decrease) in other liabilities	90	549	(296)
Other, net	(7)	149	(46)

Net cash provided by operating activities	286	5,332	3,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	—	31	—
Capitalization of trusts	(696)	(542)	—
Acquisition of Association Casualty	—	—	(128)
Capital contribution to subsidiaries	(2,250)	(8,521)	—
Additions to property and equipment	(337)	(335)	(803)

Net cash used in investing activities	(3,283)	(9,367)	(931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated debentures	22,520	17,516	—
Preferred stock redemption	(2,000)	—	—
Preferred stock dividends to affiliated shareholders	(143)	(225)	(225)
Purchase of treasury shares	(396)	(44)	(11)
Repayments of debt	(17,000)	(12,000)	(2,500)
Issuance of preferred stocks	—	—	750
Proceeds from exercise of stock options	25	13	158

Net cash provided by (used in) financing activities	3,006	5,260	(1,828)

Net increase in cash	9	1,225	517
Cash at beginning of year	1,742	517	—

Cash at end of year	$1,751	$1,742	$517

Supplemental disclosure:
Cash paid for interest	$3,285	$2,282	$3,394

Cash paid for income taxes	$514	$113	$100

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,		Other Policy
	Deferred	Claims and Loss	Unearned	Claims and
Segment	Acquisition Costs	Reserves	Premiums	Benefits Payable

	(In thousands)
December 31, 2003:
Bankers Fidelity	$18,647	$57,758	$3,986	$2,414
American Southern	3,578	39,042	21,118	2,863
Association Casualty	1,847	44,497	12,485	—
Georgia Casualty	3,924	56,021	23,561	—

	$27,996	$197,318 (1)	$61,150	$5,277

December 31, 2002:
Bankers Fidelity	$18,934	$53,656	$3,566	$2,395
American Southern	2,327	44,428	20,519	2,382
Association Casualty	1,470	41,669	10,147	—
Georgia Casualty	3,191	53,705	21,668	—

	$25,922	$193,458 (2)	$55,900	$4,777

December 31, 2001:
Bankers Fidelity	$18,554	$51,932	$3,219	$2,153
American Southern	2,024	46,235	18,598	2,151
Association Casualty	1,799	38,489	11,590	—
Georgia Casualty	2,304	51,214	17,618	—

	$24,681	$187,870 (3)	$51,025	$4,304

(1)	Includes future policy benefits of $47,226 and losses and claims of $150,092.

(2)	Includes future policy benefits of $44,767 and losses and claims of $148,691.

(3)	Includes future policy benefits of $44,355 and losses and claims of $143,515.

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
December 31, 2003:
Bankers Fidelity	$62,683	$5,292	$43,863	$1,714	$17,487	$—
American Southern	37,358	4,357	20,977	6,557	6,821	37,958
Association Casualty	20,352	2,178	15,245	3,503	4,640	22,269
Georgia Casualty	34,319	3,505	22,258	6,704	7,446	37,272
Other	—	27	—	—	7,860	—

	$154,712	$15,359	$102,343	$18,478	$44,254	$97,499

December 31, 2002:
Bankers Fidelity	$60,597	$4,664	$42,404	$2,152	$16,655	$—
American Southern	39,914	4,125	26,353	5,595	5,784	41,835
Association Casualty	24,244	2,183	20,402	4,159	4,039	22,620
Georgia Casualty	29,744	2,819	19,950	5,704	7,617	34,517
Other	—	2	—	—	6,328	—

	$154,499	$13,793	$109,109	$17,610	$40,423	$98,972

December 31, 2001:
Bankers Fidelity	$55,276	$4,318	$39,570	$2,173	$15,131	$—
American Southern	39,023	4,590	26,069	4,282	6,632	39,558
Association Casualty	25,711	2,591	23,613	5,534	3,446	30,956
Georgia Casualty	25,579	2,639	17,644	4,903	3,862	25,264
Other	—	3	—	—	6,196	—

	$145,589	$14,141	$106,896	$16,892	$35,267	$95,778

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net

	(In thousands)
Year ended December 31, 2003:
Life insurance in force	$305,793	$(25,048)	$—	$280,745

Premiums —
Bankers Fidelity	$62,255	$(62)	$490	$62,683	0.8%
American Southern	35,438	(6,436)	8,356	37,358	22.4%
Association Casualty	24,515	(4,163)	—	20,352	—
Georgia Casualty	36,807	(17,358)	14,870	34,319	43.3%

Total premiums	$159,015	$(28,019)	$23,716	$154,712	15.3%

Year ended December 31, 2002:
Life insurance in force	$310,874	$(32,218)	$—	$278,656

Premiums —
Bankers Fidelity	$60,056	$(59)	$600	$60,597	1.0%
American Southern	27,501	(6,877)	19,290	39,914	48.3%
Association Casualty	28,230	(3,986)	—	24,244	—
Georgia Casualty	37,851	(18,612)	10,505	29,744	35.3%

Total premiums	$153,638	$(29,534)	$30,395	$154,499	19.7%

Year ended December 31, 2001:
Life insurance in force	$305,952	$(29,915)	$—	$276,037

Premiums —
Bankers Fidelity	$54,591	$(72)	$757	$55,276	1.4%
American Southern	24,101	(5,929)	20,851	39,023	53.4%
Association Casualty	28,626	(2,915)	—	25,711	—
Georgia Casualty	29,746	(10,053)	5,886	25,579	23.0%

Total premiums	$137,064	$(18,969)	$27,494	$145,589	18.9%

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING

PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment
						Expenses			Paid
						Incurred Related to		Amortization	Claims
	Deferred				Net			of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written

	(In thousands)
December 31, 2003	$9,349	$139,560	$57,164	$92,029	$10,040	$57,038	$1,516	$16,764	$61,168	$97,499

December 31, 2002	$6,988	$139,802	$52,334	$93,902	$9,127	$67,053	$(377)	$15,458	$54,463	$98,972

December 31, 2001	$6,127	$135,938	$47,806	$90,313	$9,757	$70,250	$(2,774)	$14,719	$66,665	$95,778