Form 10-Q
period 2004-03-31
ATLANTIC AMERICAN CORP
filed 2004-05-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 7, 2004, was 21,311,391.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
March 31, 2004	December 31, 2003

Cash, including short-term investments of $1,023 and $25,819	$ 23,667	$ 34,238
Investments:
Fixed maturities (cost: $216,300 and $223,153)	225,628	229,449
Common and non-redeemable preferred stocks (cost: $27,496 and $21,708)	48,795	44,000
Other invested assets (cost: $4,855 and $4,639)	4,853	4,639
Mortgage loans	3,152	3,189
Policy and student loans	2,306	2,375
Investment in unconsolidated trusts	1,238	1,238
Total investments	285,972	284,890
Receivables:
Reinsurance	46,706	42,913
Other (net of allowance for doubtful accounts: $1,396 and $1,418)	44,091	41,044
Deferred acquisition costs	28,701	27,996
Other assets	8,736	9,463
Goodwill	3,008	3,008
Total assets	$ 440,881	$ 443,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 47,522	$ 47,226
Unearned premiums	62,320	61,150
Losses and claims	150,554	150,092
Other policy liabilities	5,109	5,277
Total policy liabilities	265,505	263,745
Accounts payable and accrued expenses	27,742	35,734
Deferred income taxes, net	2,225	942
Bank debt payable	15,000	15,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	351,710	356,659

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series C preferred, 5,000 shares issued and outstanding in 2003; $500 redemption value	-	5
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138 and 21,412,138; shares outstanding: 21,277,295 and 21,198,553	21,412	21,412
Additional paid-in capital	51,212	51,978
Accumulated deficit	(2,966)	(4,457)
Unearned compensation	(6)	(22)
Accumulated other comprehensive income	19,713	18,293
Treasury stock, at cost; 134,843 and 213,585 shares	(328)	(450)
Total shareholders' equity	89,171	86,893
Total liabilities and shareholders' equity	$ 440,881	$ 443,552

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

Three Months Ended March 31,
2004	2003

Revenue:
Insurance premiums	$ 41,392	$ 39,686
Investment income	3,979	3,939
Realized investment gains, net	707	2
Other income	326	391
Total revenue	46,404	44,018
Benefits and expenses:
Insurance benefits and losses incurred	26,719	29,118
Commissions and underwriting expenses	13,427	10,419
Interest expense	814	704
Other	3,263	2,913
Total benefits and expenses	44,223	43,154
Income before income tax expense	2,181	864
Income tax expense	673	168
Net income	1,508	696
Preferred stock dividends	(312)	(358)
Net income applicable to common stock	$ 1,196	$ 338
Net income per common share (basic and diluted)	$ .06	$ .02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Three Months Ended March 31, 2004	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income:
Net income				1,508				1,508
Increase in unrealized investment gains						2,037		2,037
Fair value adjustment to interest rate swap						147		147
Deferred income tax attributable to other comprehensive income						(764)		(764)
Total comprehensive income								2,928

Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(312)					(312)
Deferred share compensation expense			13					13
Amortization of unearned compensation					16			16
Purchase of shares for treasury							(1)	(1)
Issuance of shares for employee benefit plans and stock options			28	(17)			123	134
Balance, March 31, 2004	$ 134	$ 21,412	$ 51,212	$ (2,966)	$ (6)	$ 19,713	$ (328)	$ 89,171
Three Months Ended March 31, 2003

Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income (loss):
Net income				696				696
Decrease in unrealized investment gains						(3,416)		(3,416)
Fair value adjustment to interest rate swap						68		68
Deferred income tax attributable to other comprehensive loss						1,172		1,172
Total comprehensive loss								(1,480)
Dividends accrued on preferred stock			(358)					(358)
Deferred share compensation expense			13					13
Amortization of unearned compensation					18			18
Purchase of shares for treasury							(389)	(389)
Issuance of shares for employee benefit plans and stock options				(24)			110	86
Balance, March 31, 2003	$ 159	$ 21,412	$ 54,859	$ (10,598)	$ (12)	$ 10,967	$ (357)	$ 76,430

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

Three Months Ended March 31,
2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,508	$ 696
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of deferred acquisition costs	5,435	4,410
Acquisition costs deferred	(6,140)	(4,516)
Realized investment gains	(707)	(2)
Increase in insurance reserves	1,760	3,871
Compensation expense related to share awards	29	31
Depreciation and amortization	537	246
Deferred income tax expense	518	167
(Increase) decrease in receivables, net	(5,370)	4,179
Decrease in other liabilities	(6,183)	(5,883)
Other, net	455	(349)
Net cash (used) provided by operating activities	(8,158)	2,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	41,512	22,237
Investments purchased	(43,304)	(28,445)
Additions to property and equipment	(187)	(127)
Net cash used by investing activities	(1,979)	(6,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock redemption	(500)	-
Preferred stock dividends	(10)	(56)
Proceeds from the exercise of stock options	77	-
Purchase of treasury shares	(1)	(87)
Net cash used by financing activities	(434)	(143)
Net decrease in cash and cash equivalents	(10,571)	(3,628)
Cash and cash equivalents at beginning of period	34,238	41,638
Cash and cash equivalents at end of period	$ 23,667	$ 38,010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 827	$ 837
Cash paid for income taxes	$ 318	$ 16

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited; In thousands, except share and per share data)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2.  Impact of Recently Issued Accounting Standards

        In January 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

        In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company has adopted the statement. See Note 9.

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

Note 3.  Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and income before taxes for the three months ended March 31, 2004 and 2003.

Revenues	Three Months Ended March 31,
	2004	2003

American Southern	$ 11,926	$ 11,859
Association Casualty	6,267	5,840
Georgia Casualty	10,304	9,165
Bankers Fidelity	17,528	16,783
Corporate and other	3,087	2,289
Adjustments and eliminations	(2,708)	(1,918)
Total revenue	$ 46,404	$ 44,018

Income before income taxes	Three Months Ended March 31,
	2004	2003

American Southern	$ 1,314	$ 1,348
Association Casualty	558	(937)
Georgia Casualty	689	894
Bankers Fidelity	1,160	1,060
Corporate and other	(1,540)	(1,501)
Consolidated results	$ 2,181	$ 864

Note 4.  Credit Arrangements

        At March 31, 2004, the Company’s $56,238 of borrowings consisted of $15,000 of bank debt (the “Term Loan”) with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $41,238 of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $2,000 in principal on July 1, 2004 and $1,000 on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $500 on June 30 and $1,250 on December 31, with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at March 31, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations.

        The Company also has formed two statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41,238 of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

        The estimated fair value and related carrying value of the Company’s interest rate swap agreement at March 31, 2004 was a liability of approximately $298.

Note 6.  Reconciliation of Other Comprehensive Income

Three Months Ended, March 31,
2004	2003

Gain on sale of securities included in net income	$ 707	$ 2
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ 2,744	$ (3,414)
Reclassification adjustment	(707)	(2)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income	2,037	(3,416)
Fair value adjustment to interest rate swap agreement	147	68
Deferred income tax attributable to other comprehensive income (loss)	(764)	1,172
Change in accumulated other comprehensive income	1,420	(2,176)
Accumulated other comprehensive income beginning of period	18,293	13,143
Accumulated other comprehensive income end of period	$ 19,713	$ 10,967

Note 7.  Earnings Per Common Share

         A reconciliation of the numerator and denominator of the earnings per common share calculations was as follows:

	Three Months Ended March 31, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,508	21,217
Less preferred stock dividends	(312)
Net income applicable to common shareholders	$ 1,196	21,217	$ .06
Diluted Earnings Per Common Share:
Effect of dilutive stock options		468
Net income applicable to common shareholders	$ 1,196	21,685	$ .06

	Three Months Ended March 31, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 696	21,321
Less preferred stock dividends	(358)
Net income applicable to common shareholders	$ 338	21,321	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		240
Net income applicable to common shareholders	$ 338	21,561	$ .02

         Outstanding stock options of 116,500 for the three months ended March 31, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 452,000 for the three months ended March 31, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for 2004 and 2003 since its impact was antidilutive. The assumed conversion of the Series C Preferred Stock was excluded from the earnings per common share calculation for 2003 since its impact was antidilutive.

Note 8.  Stock Options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, ” Accounting for Stock-Based Compensation - Transition and Disclosure”. Pro forma net income and net income per share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months ended March 31, 2004 and 2003:

Three Months Ended March 31,
2004	2003

Net income, as reported	$ 1,508	$ 696
Add: Stock-based employee compensation expense included in reported net income, net of tax	19	20
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(75)	(51)
Pro forma net income	$ 1,452	$ 665
Net income per common share:
Basic - as reported	$ .06	$ .02
Basic - pro forma	$ .05	$ .01
Diluted - as reported	$ .06	$ .02
Diluted - pro forma	$ .05	$ .01

         The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 9.  Employee Retirement Plans

         The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

Three Months Ended March 31,
2004	2003

Service cost	$ 43	$ 36
Interest cost	69	66
Expected return on plan assets	(42)	(34)
Net amortization	22	22
Net periodic pension benefit cost	$ 92	$ 90

         The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

The Company expects to contribute $236 for all defined benefit pension plans in 2004. During the three months ended March 31, 2004, the Company made payments of $17 to the pension plans.

Note 10.  Commitments and Contingencies

         From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 11.  Related Party Transaction

        During the three months ended March 31, 2004, in accordance with the terms of the Series C Preferred Stock, the Company redeemed the remaining 5,000 shares of the outstanding Series C Preferred Stock at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $500. All of the 5,000 shares of Series C Preferred Stock were owned directly by affiliates of the Company’s Chairman.

Note 12.  Prior Year Reclassifications

         Certain reclassifications have been made to the 2003 balances to conform with the 2004 presentation.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the quarter ended March 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Unpaid loss and loss adjustment expense comprised 43% of the Company’s liabilities at March 31, 2004. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to March 31, 2004, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2004 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to March 31, 2004. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2004 but not yet reported to the Company, and estimates of unpaid claims adjustment expense are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted. In the event the Company's reported losses in any period develop materially in excess of the previously estimated amounts, such loss, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company's results of operations.

         Future policy benefits comprised 14% of the Company’s total liabilities at March 31, 2004. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at March 31, 2004. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 21% of the Company’s total assets at March 31, 2004. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 70% of the Company’s total assets at March 31, 2004. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated market value has declined below its cost basis for a period of time, generally, not less than nine months, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment on the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s Consolidated Statements of Operations.

         Deferred income taxes comprised less than 1% of the Company’s total liabilities at March 31, 2004. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $1.5 million, or $0.06 per diluted share, during the first quarter ended March 31, 2004 compared to net income of $0.7 million, or $0.02 per diluted share, for the first quarter ended March 31, 2003. Premium revenue for the first quarter of 2004 increased $1.7 million, or 4.3%, to $41.4 million from $39.7 million for first quarter of 2003. The increase in premiums for the first quarter of 2004 was primarily attributable to new program business at American Southern as well as premium growth generated by new agency appointments and strengthened pricing on our Medicare supplement line of business. The increase in net income was primarily due to better operating performance in the Casualty Division, as described below, and realized gains of $0.7 million.

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

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Gross written premiums	$ 12,020	$ 5,646
Ceded premiums	(2,092)	(1,750)
Net written premiums	$ 9,928	$ 3,896
Net earned premiums	$ 10,859	$ 10,651

        Gross written premiums at American Southern increased $6.4 million, or 112.9%, during the first quarter of 2004. The increase in gross written premiums during the first quarter of 2004 was primarily due to American Southern underwriting several new programs coupled with new agency appointments, which generated new business, and premium growth produced by established agents.

        Ceded premiums increased $0.3 million, or 19.5%, during the first quarter of 2004 resulting from changes in American Southern’s book of business.

The following presents American Southern’s net earned premiums by line of business for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Commercial automobile	$ 6,247	$ 7,719
Private passenger auto	983	884
General liability	2,167	1,121
Property	985	913
Surety	477	14
	$ 10,859	$ 10,651

         Net earned premiums increased $0.2 million, or 2.0%, during the first quarter of 2004. The normal increase in earned premiums resulted from the impact of changes in written business, which occurred in 2003 and are as disclosed in the 2003 Annual Report on Form 10-K. American Southern increased its business writings in the general liability and surety lines of business beginning in 2003 and, as indicated in the table above, such trends have continued in the first quarter of 2004.

         American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. In an effort to increase the number of programs underwritten by American Southern and to minimize the impact from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of any one contract in the future.

The following sets forth the loss and expense ratios of American Southern for the first quarter of 2004 and for the comparable period in 2003:

Three Months Ended March 31,
2004	2003

Loss ratio	53.5%	69.9%
Expense ratio	44.2%	28.8%
Combined ratio	97.7%	98.7%

         The loss ratio for the first quarter of 2004 decreased to 53.5% from 69.9% in the first quarter of 2003. The decrease in the loss ratio for the first quarter of 2004 was primarily attributable to the 2003 loss of American Southern’s largest account, which expired on April 30, 2003. American Southern’s loss ratio in the first quarter of 2004 improved significantly over the first quarter of 2003 as it benefited from a substantial reduction in automobile claims related to this lost account. The expense ratio for the first quarter of 2004 increased to 44.2% compared to 28.8% in the first quarter of 2003. The increase in the expense ratio for the quarter was a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

The following is a summary of Association Casualty’s net earned premiums for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Gross written premiums	$ 6,610	$ 7,276
Ceded premiums	(945)	(1,277)
Net written premiums	$ 5,665	$ 5,999
Net earned premiums	$ 5,444	$ 5,259

         Gross written premiums at Association Casualty decreased $0.7 million, or 9.2%, during the first quarter of 2004. The decrease in gross written premiums was primarily attributable to the strict underwriting policies that Association Casualty had implemented while re-underwriting its workers’ compensation book of business. Consequently, Association Casualty’s policy retention rates, specifically in the workers’ compensation line of business, have declined resulting in lost premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for general liability, property and automobile to help to offset lost business.

         Ceded premiums at Association Casualty decreased $0.3 million, or 26.0%, during the first quarter of 2004. Excluding written premiums assumed from Georgia Casualty under a quota share agreement of $1.6 million in the first quarter of 2004 and $1.0 million in the first quarter of 2003, that were not subject to reinsurance, premiums ceded as a percentage of written premiums decreased to 19.0% in the first quarter of 2004 from 20.3% for the comparable period in 2003. In January 2004, Association Casualty modified a layer in its reinsurance program that resulted in a reduction of the cession rate during the first quarter of 2004 as compared to the same period in 2003.

The following presents Association Casualty’s net earned premiums by line of business for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Workers' compensation	$ 2,881	$ 3,903
General liability	170	54
Commercial multi-peril	1,475	847
Commercial automobile	905	449
Other	13	6
	$ 5,444	$ 5,259

         Net earned premiums increased $0.2 million, or 3.5%, during the first quarter of 2004 primarily due to the reasons discussed previously.

The following sets forth the loss and expense ratios for Association Casualty for the first quarter of 2004 and the comparable period in 2003:

Three Months Ended March 31,
2004	2003

Loss ratio	59.5%	89.8%
Expense ratio	45.4%	39.1%
Combined ratio	104.9%	128.9%

         The loss ratio decreased to 59.5% in the first quarter of 2004 from 89.8% in the first quarter of 2003. The decrease in the loss ratio during the first quarter of 2004 was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. The expense ratio in the first quarter of 2004 increased to 45.4% from 39.1% in the first quarter of 2003 primarily as a result of increased data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty.

Georgia Casualty

The following is a summary of Georgia Casualty’s net earned premiums for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Gross written premiums	$ 14,456	$ 14,170
Ceded premiums	(3,275)	(4,615)
Net written premiums	$ 11,181	$ 9,555
Net earned premiums	$ 8,968	$ 8,357

         Gross written premiums at Georgia Casualty increased $0.3 million, or 2.0%, during the first quarter of 2004. The increase in premiums for the quarter was primarily attributable to new business generated by agents that were appointed in 2003.

         Ceded premiums at Georgia Casualty decreased $1.3 million, or 29.0%, during the first quarter of 2004. The decrease in ceded premiums for the first quarter of 2004 was primarily due to the quota share reinsurance agreement. During the first quarter of 2004, Georgia Casualty entered into a 15% quota share reinsurance agreement. During the same period of 2003, the quota share cession rate was 30%. The reduction in the quota share cession rate resulted in a decrease in ceded premiums of $1.4 million.

         During 2003, PMA Capital Insurance Company (“PMA Re”) one of Georgia Casualty’s reinsurers, was downgraded by A.M. Best and, as a result, announced their intention to withdraw from the reinsurance business. Currently, PMA Re is delaying claims payments to Georgia Casualty as they review certain provisions of the most recent reinsurance agreements. The Company has considered the impact of the reinsurer’s decision to delay payments and at this time believes that contractually there is no basis for such action and accordingly has requested PMA Re to resume with payments. The Company does not believe it is necessary to establish an allowance for uncollected amounts against these receivables, however; in the event that PMA Re continues to delay claims payments, future provisions for uncollected amounts may become necessary and could be material to the results of operations.

The following presents Georgia Casualty’s net earned premiums by line of business for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Workers' compensation	$ 3,051	$ 2,869
General liability	671	482
Commercial multi-peril	3,204	2,949
Commercial automobile	2,042	2,057
	$ 8,968	$ 8,357

         Net earned premiums increased $0.6 million, or 7.3%, during the first quarter of 2004 primarily as a result of the reduction in ceded premiums related to the quota share agreement, discussed previously.

The following sets forth Georgia Casualty’s loss and expense ratios for the first quarter of 2004 and the comparable period in 2003:

Three Months Ended March 31,
2004	2003

Loss ratio	69.4%	70.9%
Expense ratio	37.8%	28.0%
Combined ratio	107.2%	98.9%

         The loss ratio decreased slightly from 70.9% in the first quarter of 2003 to 69.4% in the first quarter of 2004. The expense ratio increased to 37.8% in the first quarter of 2004 from 28.0% in the first quarter of 2003. The increase in the expense ratio for the quarter was primarily attributable to the reversal in the first quarter of 2003 of the company’s accrued 2002 policyholder dividend. The $0.4 million policyholder dividend liability was reversed due to substandard results for the workers’ compensation business in the states of Florida and Georgia. In addition, the quota share cession rate was decreased from 30% to 15% and, as a result, reduced the ceding commission Georgia Casualty received from the quota share by $0.6 million, thereby increasing underwriting expenses in the first quarter of 2004 as compared to the same period in 2003.

Bankers Fidelity

The following summarizes Bankers Fidelity’s premiums for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Medicare supplement	$ 12,191	$ 11,241
Other health	739	742
Life	3,191	3,437
Total	$ 16,121	$ 15,420

         Premium revenue at Bankers Fidelity increased $0.7 million, or 4.5%, during the first quarter of 2004. The most significant increase in premium revenue was in the Medicare supplement line of business, which increased $1.0 million, or 8.5%, during the quarter. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. Significant rate increases that were implemented in varying amounts by state and plan in 2003 have resulted in increased revenues for the first quarter of 2004.

The following summarizes Bankers Fidelity’s operating expenses for the first quarter of 2004 and the comparable period in 2003 (in thousands):

Three Months Ended March 31,
2004	2003

Benefits and losses	$ 11,451	$ 11,022
Commission and other expenses	4,917	4,701
Total expenses	$ 16,368	$ 15,723

         Benefits and losses increased 3.9% during the first quarter of 2004. As a percentage of premiums, benefits and losses were 71.0% for the first quarter of 2004 compared to 71.5% for the first quarter of 2003. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

         Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.5% for the first quarter of 2004 and 2003.

INVESTMENT INCOME AND REALIZED GAINS

         Investment income increased $40,000, or 1.0%, during the first quarter of 2004. The increase in investment income for the quarter was primarily due to a shift from short-term investments to higher yielding bonds resulting in higher average invested assets. The Company’s investment in bonds increased from $191.5 million at March 31, 2003 to $201.9 million as of March 31, 2004.

         The Company recognized a $0.7 million realized gain during the first quarter of 2004 compared to a minor realized gain in the first quarter of 2003. During the first quarter of 2004, the Company also recorded an impairment charge related to a common stock investment. While the write down did not impact the carrying value of the investment, it resulted in a realized loss of $0.1 million. Management continually evaluates the Company’s investment portfolio and when opportunities arise will make adjustments as necessary and/or will divest investments.

INTEREST EXPENSE

         Interest expense increased $0.1 million, or 15.6%, during the first quarter of 2004. As of March 31, 2004, total debt increased $6.2 million to $56.2 million, from $50.0 million in the first quarter ended March 31, 2003. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly formed Connecticut statutory trust (the “Trust”) approximately $23.2 million in thirty year junior subordinated debentures, and the Trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding bank debt with Wachovia Bank, N.A. (“Wachovia”) to $15.0 million from $32.0 million. The trust preferred securities issuance has an interest rate equivalent to the London Interbank Offer Rate (“LIBOR”) plus an applicable margin varying from 4.00% to 4.10%, and the portion of the bank debt that was repaid with the proceeds from the trust preferred securities issuance had an interest rate equivalent to LIBOR plus 2.75%. The increase in debt level, along with the increase in pricing, resulted in the increase in interest expense for the quarter.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $3.4 million, or 25.2%, during the first quarter of 2004. The increase in other expenses for the quarter was attributable to several factors. First, the quota share cession rate was decreased from 30% to 15% and, consequently, reduced the ceding commission Georgia Casualty received from the quota share by $0.6 million. In addition, agents’ commissions at American Southern increased $0.9 million during the first quarter of 2004 as compared to the same period in 2003 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Also, fixed commissions at American Southern increased $1.2 million during the first quarter of 2004 primarily as a result of the new programs and accounts the company has underwritten. The remaining portion of the increase was attributable to the elimination of the policyholder dividend liability of $0.4 million at Georgia Casualty in the first quarter of 2003 resulting from substandard results for workers’ compensation business in the states of Florida and Georgia, which decreased underwriting expenses in 2003 as compared to the same period in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 40.3% in the first quarter of 2004 from 33.6% in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

        The major cash needs of the Company are for the payment of claims and expenses as they come due and the maintenance of adequate statutory capital and surplus to satisfy state regulatory requirements and meet debt service requirements. The Company’s primary sources of cash are written premiums and investment income. Cash payments consist of current claim payments to insureds and operating expenses such as salaries, employee benefits, commissions and taxes.

         The Company’s insurance subsidiaries reported a combined statutory net income of $1.9 million for the first three months of 2004 compared to statutory net income of $2.0 million for the first three months of 2003. The reasons for the decrease in statutory earnings in the first quarter of 2004 are discussed above in “Results of Operations.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income of $3.0 million for the first three months of 2004 compared to $2.2 million for the first three months of 2003. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as different reserving methods.

         The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At March 31, 2004, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $10.0 million. During the first quarter of 2004, in accordance with the terms of the Company’s then-outstanding Series C Preferred Stock, the Company exercised its right to redeem the remaining 5,000 shares of the outstanding Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $0.5 million.

         At March 31, 2004, the Company’s $56.2 million of borrowings consisted of $15.0 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $2.0 million in principal on July 1, 2004 and $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at March 31, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations.

         The Company also has formed two statutory business trusts, which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. The obligations of the Company with respect to the issuance of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         The Company intends to repay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the bank debt with Wachovia could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2004 increased over the first quarter of 2003. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $16.8 million at March 31, 2004.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2004, Georgia Casualty had $22.1 million of statutory surplus, American Southern had $34.1 million of statutory surplus, Association Casualty had $18.6 million of statutory surplus, and Bankers Fidelity had $31.0 million of statutory surplus.

         Net cash used by operating activities was $8.2 million in the first three months of 2004 compared to net cash provided by operating activities of $2.9 million in the first three months of 2003; and cash and short-term investments decreased from $34.2 million at December 31, 2003 to $23.7 million at March 31, 2004. The decrease in operating cash flows and cash balances during the first quarter of 2004 was primarily attributable to the collection of $7.6 million from a reinsurance contract termination that occurred in the first quarter of 2003. In addition, the Company also redeemed $0.5 million of Series C Preferred Stock, as discussed previously.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 15,000	$ 3,000	$ 3,500	$ 8,500	$ -
Trust preferred securities obligation	41,238	-	-	-	41,238
Operating leases	6,521	1,551	2,016	1,737	1,217
Total	$ 62,759	$ 4,551	$ 5,516	$ 10,237	$ 42,455

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2003.

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

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

31.1 – Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 14, 2004	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.