Form 10-Q
period 2004-06-30
ATLANTIC AMERICAN CORP
filed 2004-08-13
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 4, 2004 was 21,334,844.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	June 30, 2004	December 31, 2003
Cash, including short-term investments of $0 and $25,819	$ 24,478	$ 34,238
Investments:
Fixed maturities (cost: $226,429 and $223,153)	227,102	229,449
Common and non-redeemable preferred stocks (cost: $22,691 and $21,708)	41,788	44,000
Other invested assets (cost: $4,708 and $4,639)	4,699	4,639
Mortgage loans	3,114	3,189
Policy and student loans	2,215	2,375
Investment in unconsolidated trusts	1,238	1,238
Total investments	280,156	284,890
Receivables:
Reinsurance	48,433	42,913
Other (net of allowance for doubtful accounts: $1,494 and $1,418)	43,526	41,044
Deferred income taxes, net	1,350	-
Deferred acquisition costs	28,950	27,996
Other assets	7,830	9,463
Goodwill	3,008	3,008
Total assets	$ 437,731	$ 443,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 47,917	$ 47,226
Unearned premiums	64,141	61,150
Losses and claims	148,616	150,092
Other policy liabilities	5,300	5,277
Total policy liabilities	265,974	263,745
Accounts payable and accrued expenses	32,319	35,734
Deferred income taxes, net	-	942
Bank debt payable	15,000	15,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	354,531	356,659

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series C preferred, 5,000 shares issued and outstanding in 2003; $500 redemption value	-	5
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138 and 21,412,138; shares outstanding: 21,326,415 and 21,198,553	21,412	21,412
Additional paid-in capital	50,963	51,978
Accumulated deficit	(1,859)	(4,457)
Unearned compensation	(55)	(22)
Accumulated other comprehensive income	12,845	18,293
Treasury stock, at cost; 85,723 and 213,585 shares	(240)	(450)
Total shareholders' equity	83,200	86,893
Total liabilities and shareholders' equity	$ 437,731	$ 443,552

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Insurance premiums	$ 43,203	$ 38,069	$ 84,595	$ 77,755
Investment income	3,940	3,931	7,919	7,870
Realized investment gains, net	111	1,333	818	1,335
Other income	161	131	487	522
Total revenue	47,415	43,464	93,819	87,482
Benefits and expenses:
Insurance benefits and losses incurred	27,614	26,197	54,333	55,315
Commissions and underwriting expenses	13,972	11,474	27,399	21,893
Interest expense	819	764	1,633	1,468
Other	3,602	3,317	6,865	6,230
Total benefits and expenses	46,007	41,752	90,230	84,906
Income before income tax expense	1,408	1,712	3,589	2,576
Income tax expense	300	501	973	669
Net income	1,108	1,211	2,616	1,907
Preferred stock dividends	(301)	(354)	(613)	(712)
Net income applicable to common stock	$ 807	$ 857	$ 2,003	$ 1,195
Net income per common share (basic and diluted)	$ .04	$ .04	$ .09	$ .06

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; In thousands)
Six Months Ended June 30, 2004	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income (loss):
Net income				2,616				2,616
Decrease in unrealized investment gains						(8,827)		(8,827)
Fair value adjustment to interest rate swap						445		445
Deferred income tax attributable to other comprehensive income (loss)						2,934		2,934
Total comprehensive loss								(2,832)
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(613)					(613)
Deferred share compensation expense			26					26
Restricted stock grants			21		(66)		45	-
Amortization of unearned compensation					33			33
Purchase of shares for treasury							(5)	(5)
Issuance of shares for employee benefit plans and stock options			46	(18)			170	198
Balance, June 30, 2004	$ 134	$ 21,412	$ 50,963	$ (1,859)	$ (55)	$ 12,845	$ (240)	$ 83,200
Six Months Ended June 30, 2003
Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income:
Net income				1,907				1,907
Increase in unrealized investment gains						4,050		4,050
Fair value adjustment to interest rate swap						171		171
Deferred income tax attributable to other comprehensive income						(1,477)		(1,477)
Total comprehensive income								4,651
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(712)					(712)
Deferred share compensation expense			26					26
Restricted stock grants			(1)		(66)		67	-
Amortization of unearned compensation					41			41
Purchase of shares for treasury							(579)	(579)
Issuance of shares for employee benefit plans and stock options			11	(27)			176	160
Balance, June 30, 2003	$ 154	$ 21,412	$ 54,033	$ (9,390)	$ (55)	$ 15,887	$ (414)	$ 81,627
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; In thousands)
	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 2,616	$ 1,907
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of deferred acquisition costs	11,428	8,755
Acquisition costs deferred	(12,382)	(9,117)
Realized investment gains	(818)	(1,335)
Increase in insurance reserves	2,229	4,749
Compensation expense related to share awards	59	67
Depreciation and amortization	808	538
Deferred income tax expense	641	622
(Increase) decrease in receivables, net	(8,002)	2,141
Decrease in other liabilities	(3,110)	(2,704)
Other, net	1,417	(799)
Net cash (used) provided by operating activities	(5,114)	4,824
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	52,649	60,880
Investments purchased	(56,529)	(70,243)
Additions to property and equipment	(328)	(242)
Net cash used by investing activities	(4,208)	(9,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of junior subordinated debentures	-	21,824
Repayments of debt	-	(17,000)
Preferred stock redemption	(500)	(500)
Preferred stock dividends	(10)	(109)
Proceeds from the exercise of stock options	77	16
Purchase of treasury shares	(5)	(277)
Net cash (used) provided by financing activities	(438)	3,954
Net decrease in cash and cash equivalents	(9,760)	(827)
Cash and cash equivalents at beginning of period	34,238	41,638
Cash and cash equivalents at end of period	$ 24,478	$ 40,811
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,787	$ 1,545
Cash paid for income taxes	$ 918	$ 41
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited; In thousands, except share and per share data)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

        In July 2003, AcSEC issued Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”). SOP 03-1 addresses a wide variety of topics, many of which are not applicable to the business which the Company sells. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months and six months ended June 30, 2004 and 2003.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
American Southern	$ 13,239	$ 10,742	$ 25,165	$ 22,601
Association Casualty	6,073	5,789	12,340	11,629
Georgia Casualty	10,672	9,276	20,976	18,441
Bankers Fidelity	17,300	17,539	34,828	34,322
Corporate and Other	3,056	2,442	6,143	4,731
Adjustments and Eliminations	(2,925)	(2,324)	(5,633)	(4,242)
Total Revenue	$ 47,415	$ 43,464	$ 93,819	$ 87,482

Income before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
American Southern	$ 2,091	$ 2,135	$ 3,405	$ 3,483
Association Casualty	(113)	(474)	445	(1,411)
Georgia Casualty	288	99	977	993
Bankers Fidelity	775	1,635	1,935	2,695
Corporate and Other	(1,633)	(1,683)	(3,173)	(3,184)
Consolidated Results	$ 1,408	$ 1,712	$ 3,589	$ 2,576

Note 4.   Credit Arrangements

        At June 30, 2004, the Company’s $56,238 of borrowings consisted of $15,000 of bank debt (the “Term Loan”) with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $41,238 of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $2,000 in principal on July 1, 2004 and $1,000 on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $500 on June 30 and $1,250 on December 31, with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at June 30, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations. Subsequent to June 30, 2004, and in accordance with the Term Loan agreement, the Company repaid $2,000 in principal to Wachovia on July 1, 2004, thereby reducing the outstanding amount of the Term Loan to $13,000.

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

Note 5.  Derivative Financial Instruments

        On March 21, 2001, the Company entered into a $15,000 notional amount interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap was effective on April 2, 2001 and matured on June 30, 2004; and accordingly, at June 30, 2004, there was no component of accumulated other comprehensive income attributable to the interest rate swap.

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2004	2003	2004	2003
Gain on sale of securities included in net income	$ 111	$ 1,333	$ 818	$ 1,335
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (10,753)	$ 8,799	$ (8,009)	$ 5,385
Reclassification adjustment	(111)	(1,333)	(818)	(1,335)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	(10,864)	7,466	(8,827)	4,050
Fair value adjustment to interest rate swap	298	103	445	171
Deferred income tax attributable to other comprehensive income (loss)	3,698	(2,649)	2,934	(1,477)
(Decrease) increase in accumulated other comprehensive income	(6,868)	4,920	(5,448)	2,744
Accumulated other comprehensive income beginning of period	19,713	10,967	18,293	13,143
Accumulated other comprehensive income end of period	$ 12,845	$ 15,887	$ 12,845	$ 15,887

Note 7.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,108	21,243
Less preferred stock dividends	(301)
Net income applicable to common shareholders	$ 807	21,243	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		451
Net income applicable to common shareholders	$ 807	21,694	$ .04

Note 7.  Earnings Per Common Share (continued)

	Three Months Ended June 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,211	21,158
Less preferred stock dividends	(354)
Net income applicable to common shareholders	$ 857	21,158	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		321
Net income applicable to common shareholders	$ 857	21,479	$ .04

	Six Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 2,616	21,230
Less preferred stock dividends	(613)
Net income applicable to common shareholders	$ 2,003	21,230	$ .09
Diluted Earnings Per Common Share:
Effect of dilutive stock options		459
Net income applicable to common shareholders	$ 2,003	21,689	$ .09

	Six Months Ended June 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,907	21,239
Less preferred stock dividends	(712)
Net income applicable to common shareholders	$ 1,195	21,239	$ .06
Diluted Earnings Per Common Share:
Effect of dilutive stock options		281
Net income applicable to common shareholders	$ 1,195	21,520	$ .06

        Outstanding stock options of 109,500 for the three months ended June 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 113,000 for the six months ended June 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 476,000 for the three months ended June 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 464,000 for the six months ended June 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for 2004 and 2003 since its impact was antidilutive. The assumed conversion of the Series C Preferred Stock was excluded from the earnings per common share calculation for 2003 since its impact was antidilutive.

Note 8.  Stock Options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Pro forma net income and net income per share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$ 1,108	$ 1,211	$ 2,616	$ 1,907
Add: Stock-based employee compensation expense included in reported net income, net of tax	19	24	38	44
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(72)	(96)	(147)	(147)
Pro forma net income	$ 1,055	$ 1,139	$ 2,507	$ 1,804
Net income per common share:
Basic - as reported	$ .04	$ .04	$ .09	$ .06
Basic - pro forma	$ .04	$ .04	$ .09	$ .05
Diluted - as reported	$ .04	$ .04	$ .09	$ .06
Diluted - pro forma	$ .04	$ .04	$ .09	$ .05

      The resulting pro forma compensation cost may not be representative of that to be expected in future periods.

Note 9.  Employee Retirement Plans

      The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$ 42	$ 36	$ 85	$ 72
Interest cost	70	67	139	133
Expected return on plan assets	(42)	(34)	(84)	(68)
Net amortization	19	22	41	44
Net periodic benefit cost	$ 89	$ 91	$ 181	$ 181

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Six Months Ended June 30,
	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $236 for all defined benefit pension plans in 2004. During the three months and six months ended June 30, 2004, the Company made payments of $18 and $35, respectively to the pension plans.

Note 10.  Commitments and Contingencies

        From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 11.  Related Party Transaction

        During the first quarter of 2004, in accordance with the terms of the Series C Preferred Stock, the Company redeemed the 5,000 shares of outstanding Series C Preferred Stock at the redemption price of $100 per share, or $500 in aggregate. All of the 5,000 shares of Series C Preferred Stock were owned directly by affiliates of the Company’s Chairman.

Note 12.  Prior Year Reclassifications

        Certain reclassifications have been made to the 2003 balances to conform with the 2004 presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the second quarter and six months ended June 30, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Unpaid loss and loss adjustment expenses comprised 42% of the Company’s liabilities at June 30, 2004. This obligation includes an estimate for: 1) unpaid losses on claims reported prior to June 30, 2004, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2004 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to June 30, 2004. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2004 but not yet reported to the Company, and estimates of unpaid claims adjustment expense are developed based on the Company’s historical experience using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expense. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted. In the event the Company’s reported losses in any period develop materially in excess of the previously estimated amounts, such loss, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 14% of the Company’s total liabilities at June 30, 2004. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at June 30, 2004. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year's projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 21% of the Company’s total assets at June 30, 2004. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 70% of the Company’s total assets at June 30, 2004. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated market value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment on the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised less than 1% of the Company’s total assets at June 30, 2004. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $1.1 million, or $0.04 per diluted share, during the second quarter ended June 30, 2004 compared to net income of $1.2 million, or $0.04 per diluted share, for the second quarter ended June 30, 2003. The Company had net income of $2.6 million, or $0.09 per diluted share, for the six months ended June 30, 2004 compared to net income of $1.9 million, or $0.06 per diluted share, for the six months ended June 30, 2003. Premium revenue for the quarter ended June 30, 2004 increased $5.1 million, or 13.5%, to $43.2 million. For the six months ended June 30, 2004, premium revenue increased $6.8 million, or 8.8%, to $84.6 million. The increase in premiums for the second quarter and six months ended June 30, 2004 was primarily attributable to new program business at American Southern as well as premium growth generated by established agents and new agency appointments at Georgia Casualty. The decrease in net income for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was due to a decrease in realized gains. During the second quarter of 2004, the Company had realized gains of $0.1 million compared to $1.3 million during the same period in 2003. The increase in net income for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 was due primarily to better operating performance in the Casualty Division, as described below.

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

UNDERWRITING RESULTS

American Southern

        The following is a summary of American Southern’s net earned premiums for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross written premiums	$ 15,965	$ 10,443	$ 27,985	$ 16,089
Ceded premiums	(2,384)	(1,599)	(4,476)	(3,349)
Net written premiums	$ 13,581	$ 8,844	$ 23,509	$ 12,740
Net earned premiums	$ 11,991	$ 9,210	$ 22,850	$ 19,861

        Gross written premiums at American Southern increased $5.5 million, or 52.9%, during the second quarter of 2004 and $11.9 million, or 73.9%, during the first six months of 2004 over the comparable periods in 2003. The increase in premiums for the second quarter and first six months of 2004 was primarily attributable to new business opportunities in 2004 subsequent to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract had previously represented annualized premiums of $14.3 million, or approximately 10% of annualized premium revenue for Atlantic American. Since losing that significant contract, American Southern has been reasonably successful in replacing the lost business with new accounts from a more diversified group of clients by underwriting several new programs. In addition, American Southern has generated new business and premium growth through new agency appointments and established agents.

        Ceded premiums increased $0.8 million, or 49.1%, during the second quarter of 2004 and $1.1 million, or 33.7%, during the first six months of 2004 over the comparable periods in 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. For the second quarter and first six months of 2004, American Southern experienced an increase in reinsurance rates that resulted in a higher effective rate of premiums ceded as compared to the same periods in 2003 due to changes in American Southern’s book of business.

        The following presents American Southern’s net earned premiums by line of business for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Commercial automobile	$ 6,997	$ 6,074	$ 13,244	$ 13,793
Private passenger auto	958	936	1,941	1,820
General liability	2,383	1,228	4,550	2,349
Property	939	953	1,924	1,866
Surety	714	19	1,191	33
Total	$ 11,991	$ 9,210	$ 22,850	$ 19,861

        Net earned premiums increased $2.8 million, or 30.2%, during the second quarter of 2004 and $3.0 million, or 15.0%, during the first six months of 2004 over the comparable periods in 2003. The increase in the second quarter of 2004 reflects increased earned premiums from new business written in the second half of 2003 and continuing in 2004; while the prior year quarter reflects lower new business levels and the loss of two months of earned premiums from the company’s then-largest account. The significant increase in new business is not as evident in the six month period ended June 30, 2004, as the six months ended June 30, 2003 included four months of earnings from the company’s then-largest contract which was terminated on April 30, 2003. American Southern increased its business writings in the general liability and surety lines of business beginning in the second half of 2003 and, as indicated in the table above, such trends have continued in the second quarter and first six months of 2004.

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

        The following sets forth the loss and expense ratios of American Southern for the second quarter and first six months of 2004 and for the comparable periods in 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loss ratio	51.6%	58.4%	52.5%	64.6%
Expense ratio	41.3%	35.0%	42.7%	31.7%
Combined ratio	92.9%	93.4%	95.2%	96.3%

         The loss ratio for the second quarter of 2004 decreased to 51.6% from 58.4% in the second quarter of 2003 and to 52.5% in the first six months of 2004 from 64.6% in the comparable period in 2003. The decrease in the loss ratio for the quarter and six months ended June 30, 2004 was primarily attributable to the loss of American Southern’s largest account, which contract expired on April 30, 2003. American Southern’s loss ratio for the quarter and year to date period improved significantly as it benefited from a substantial reduction in automobile claims related to this account. The expense ratio for the second quarter of 2004 increased to 41.3% compared to 35.0% in the second quarter of 2003 and to 42.7% for the first six months of 2004 compared to 31.7% for the first six months of 2003. The increase in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

        The following is a summary of Association Casualty’s net earned premiums for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Direct written premiums	$ 5,733	$ 5,916	$ 10,710	$ 12,205
Assumed written premiums(1)	1,345	769	2,978	1,756
Gross written premiums	7,078	6,685	13,688	13,961
Ceded premiums	(1,113)	(1,088)	(2,058)	(2,365)
Net written premiums	$ 5,965	$ 5,597	$ 11,630	$ 11,596
Net earned premiums	$ 5,472	$ 5,048	$ 10,916	$ 10,307

        (1)  Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation.

        Gross written premiums at Association Casualty increased $0.4 million, or 5.9%, during the second quarter of 2004 compared to the second quarter of 2003 and decreased $0.3 million, or 2.0%, during the first half of 2004 compared to the first half of 2003. The primary reason for the second quarter 2004 increase was the increased cession from Georgia Casualty offset by a slight decrease in the amount of direct written premiums that has resulted from the continued evaluation of certain business and implementation of certain minimum account standards. During the second quarter of 2004, approximately $0.5 million in gross written premiums were non-renewed as a result of these initiatives compared to $0.8 million in the second quarter of 2003. The decrease in gross written premiums during the first half of 2004 was primarily attributable to the strict underwriting policies that Association Casualty had implemented while re-underwriting its workers’ compensation book of business. Consequently, Association Casualty’s policy retention rates, specifically in the workers’ compensation line of business, have declined resulting in lower workers’ compensation premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for general liability, property and automobile to help to offset lower levels of workers’ compensation business.

         Ceded premiums at Association Casualty increased 2.3% during the second quarter of 2004 compared to the second quarter of 2003 and decreased $0.3 million, or 13.0%, during the first six months of 2004 compared to the first six months of 2003. Excluding written premiums of $1.3 million and $0.8 million assumed from Georgia Casualty under a quota share agreement in the second quarter of 2004 and the second quarter of 2003, respectively, that were not subject to reinsurance, premiums ceded as a percentage of direct written premiums increased to 19.4% in the second quarter of 2004 from 18.4% for the comparable period in 2003 primarily due to changes in the mix of business. Excluding written premiums assumed from Georgia Casualty for the six months ended June 30, 2004 and 2003 of $3.0 million and $1.8 million, respectively, premiums ceded as a percentage of direct written premiums decreased to 19.2% in 2004 from 19.4% in 2003. In January 2004, Association Casualty modified a layer in its reinsurance program that resulted in a reduction of the cession rate.

        The following is Association Casualty’s net earned premiums by line of business for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Workers' compensation	$ 2,837	$ 3,445	$ 5,718	$ 7,348
General liability	176	94	346	148
Commercial multi-peril	1,502	1,006	2,977	1,853
Commercial automobile	943	495	1,848	944
Other	14	8	27	14
Total	$ 5,472	$ 5,048	$ 10,916	$ 10,307

        Net earned premiums increased $0.4 million, or 8.4%, during the second quarter of 2004 and $0.6 million, or 5.9%, during the first six months of 2004 over the comparable periods in 2003. The increase for the quarter and year to date period was primarily due to the direct general liability, property and automobile business that was written in 2003 along with increased assumed business from Georgia Casualty.

        The following sets forth the loss and expense ratios for Association Casualty for the second quarter and first six months of 2004 and the comparable periods in 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loss ratio	71.8%	82.4%	65.7%	86.2%
Expense ratio	41.3%	41.7%	43.3%	40.3%
Combined ratio	113.1%	124.1%	109.0%	126.5%

         The loss ratio decreased from 82.4% in the second quarter of 2003 to 71.8% in the second quarter of 2004 and from 86.2% for the first six months of 2003 to 65.7% for the comparable period in 2004. The decrease in the loss ratio during the second quarter and first six months of 2004 was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. During the second quarter of 2004, Association Casualty incurred two large losses; one for hail and the other as a result of fire damage, both of which: exceeded retention levels; resulted in incurred losses of $0.7 million collectively; and produced a higher than expected loss ratio. The expense ratio decreased slightly from 41.7% in the second quarter of 2003 to 41.3% in the second quarter of 2004, and increased to 43.3% from 40.3% for the year to date period. The increase in the expense ratio for the year to date period was primarily due to increased data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty.

Georgia Casualty

        The following is a summary of Georgia Casualty’s net earned premiums for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gross written premiums	$ 14,522	$ 11,863	$ 30,611	$ 27,020
Ceded premiums	(3,116)	(4,205)	(6,391)	(8,820)
Ceded premiums(1)	(1,345)	(769)	(2,978)	(1,756)
Net written premiums	$ 10,061	$ 6,889	$ 21,242	$ 16,444
Net earned premiums	$ 9,766	$ 8,183	$ 18,734	$ 16,540

        (1)  Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation.

        Gross written premiums at Georgia Casualty increased $2.7 million, or 22.4%, during the second quarter of 2004 and $3.6 million, or 13.3%, during the first six months of 2004 over the comparable periods in 2003. The increase in premiums for the quarter and year to date period was primarily attributable to new business generated by existing agents along with agents first appointed in 2003.

        Ceded premiums at Georgia Casualty decreased $0.5 million, or 10.3%, during the second quarter of 2004 and $1.2 million, or 11.4%, during the first six months of 2004 from the comparable periods in 2003. The decrease in ceded premiums for the second quarter and first six months of 2004 was primarily due to the quota share reinsurance agreement. During the first half of 2004, Georgia Casualty entered into a 15% quota share reinsurance agreement with Association Casualty. During the same period of 2003, the quota share cession rate was 30% (10% with Association Casualty and 20% with a third party reinsurer). The reduction in the quota share cession rate resulted in a decrease in total ceded premiums of $1.5 million during the second quarter of 2004 and $3.2 million during the first six months of 2004; even though premiums ceded to Association Casualty increased $0.6 million and $1.2 million, respectively, due to their higher quota share participation.

        During 2003, PMA Capital Insurance Company (“PMA Re”) one of Georgia Casualty’s reinsurers, was downgraded by A.M. Best and announced its intention to withdraw from the reinsurance business. PMA Re has ceased reimbursing certain claims payments to Georgia Casualty as a result of a dispute with respect to a provision related to the reinsurance agreements for the two most recent contract periods. The Company believes that contractually there is no basis for such action and accordingly has requested arbitration with PMA Re in accordance with the terms of the agreements. As of June 30, 2004, the Company had $1.7 million of receivables recorded related to the disputed agreements. The Company does not believe it is necessary to establish an allowance for uncollected amounts against these receivables; however, in the event of an adverse resolution of the dispute, future provisions for uncollected amounts may become necessary and could have an adverse effect on the Company’s results of operations.

       The following presents Georgia Casualty’s net earned premiums by line of business for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Workers' compensation	$ 3,084	$ 2,508	$ 6,135	$ 5,377
General liability	741	522	1,412	1,004
Commercial multi-peril	3,295	3,000	6,499	5,949
Commercial automobile	2,646	2,153	4,688	4,210
Total	$ 9,766	$ 8,183	$ 18,734	$ 16,540

        Net earned premiums increased $1.6 million, or 19.3%, during the second quarter of 2004 and $2.2 million, or 13.3%, during the first six months of 2004 over the comparable periods in 2003 primarily as a result of increased writings and the reduction in ceded premiums related to the quota share agreement, discussed previously.

       The following sets forth Georgia Casualty’s loss and expense ratios for the second quarter and first six months of 2004 and the comparable periods in 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Loss ratio	63.1%	66.7%	66.1%	68.9%
Expense ratio	43.2%	45.5%	40.7%	36.6%
Combined ratio	106.3%	112.2%	106.8%	105.5%

        The loss ratio decreased to 63.1% in the second quarter of 2004 from 66.7% in the second quarter of 2003 and to 66.1% for the first six months of 2004 from 68.9% for the comparable period in 2003. The decrease in the loss ratio for the quarter and year to date period was primarily attributable to better than expected experience on Georgia Casualty’s net book of business.

        The expense ratio decreased to 43.2% in the second quarter of 2004 from 45.5% in the second quarter of 2003 and increased from 36.6% for the first six months of 2003 to 40.7% for the comparable period in 2004. The decrease in the expense ratio for the quarter was primarily attributable to state assessments, specifically the second injury trust fund assessments, which decreased $0.4 million during the second quarter of 2004 and $0.4 million for year to date period as compared to the same periods in 2003. The increase in the expense ratio for the year to date period was primarily attributable to the reversal in the first quarter of 2003 of the company’s accrued 2002 policyholder dividend. The $0.4 million policyholder dividend liability was reversed when the decision was made that it would not be paid due to substandard results for the workers’ compensation business in the states of Florida and Georgia. In addition, the quota share cession rate was decreased from 30% to 15% and, as a result, reduced the ceding commission Georgia Casualty received, thereby increasing underwriting expenses in the first half of 2004 as compared to the same period in 2003.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s premiums for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Medicare supplement	$ 12,016	$ 11,317	$ 24,207	$ 22,558
Other health	721	739	1,460	1,481
Life	3,237	3,570	6,428	7,007
Total	$ 15,974	$ 15,626	$ 32,095	$ 31,046

        Premium revenue at Bankers Fidelity increased $0.3 million, or 2.2%, during the second quarter of 2004 and $1.0 million, or 3.4%, during the first six months of 2004 over the comparable periods in 2003. The most significant increase in premium was in the Medicare supplement line of business, which increased $0.7 million, or 6.2%, for the quarter and $1.6 million, or 7.3%, during the first half of 2004. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. Significant rate increases that were implemented in varying amounts by state and plan in 2003 have resulted in increased revenues for the 2004 second quarter and year to date period. Premiums from the life insurance line of business decreased $0.3 million, or 9.3%, during the second quarter of 2004 and $0.6 million, or 8.3%, during the first six months of 2004 primarily due to a decline in qualified leads.

       The following summarizes Bankers Fidelity’s operating expenses for the second quarter and first six months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Benefits and losses	$ 11,334	$ 11,197	$ 22,785	$ 22,219
Commission and other expenses	5,192	4,708	10,109	9,409
Total expenses	$ 16,526	$ 15,905	$ 32,894	$ 31,628

        Benefits and losses increased 1.2% during the second quarter of 2004 and 2.5% during the first six months of 2004 over the comparable periods in 2003. As a percentage of premiums, benefits and losses were 70.9% for the second quarter of 2004 and 71.0% for the first six months of 2004 compared to 71.7% in the second quarter of 2003 and 71.6% for the first six months of 2003. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

        Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 32.5% for the second quarter of 2004 and 31.5% for the first six months of 2004 compared to 30.1% in the second quarter of 2003 and 30.3% for the first six months of 2003. The increase for the quarter and year to date period was primarily attributable to increases in both printing and postage expenses that resulted from notifying, printing, and providing new prescription drug cards to policyholders as well as increased marketing costs associated with increasing the number and quality of leads to be provided to the company’s agency force.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased slightly during the second quarter of 2004 and $49,000, or 0.6%, for six months ended June 30, 2004 over the comparable periods in 2003. The increase in investment income for the 2004 second quarter and year to date period was primarily due to a shift from short-term investments to higher yielding bonds.

        The Company recognized a $0.8 million net realized gain during the first six months of 2004 compared to a $1.3 million net realized gain in the first six months of 2003. During the first six months of 2004, the Company also recorded an impairment charge related to a common stock investment. While the write down did not impact the carrying value of the investment, it resulted in a realized loss of $0.2 million. For the first six months of 2003, there were no impairment charges taken. Management continually evaluates the Company’s investment portfolio and, when opportunities arise, will make adjustments as necessary and/or will divest investments.

INTEREST EXPENSE

        Interest expense increased $0.1 million, or 7.2%, during the second quarter of 2004 and $0.2 million, or 11.2%, for the six months ended June 30, 2004. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly formed Connecticut statutory trust (the “Trust”) approximately $23.2 million in thirty year junior subordinated debentures, and the Trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding bank debt with Wachovia Bank, N.A. (“Wachovia”) to $15.0 million from $32.0 million. The trust preferred securities issuance has an interest rate equivalent to the London Interbank Offer Rate (“LIBOR”) plus an applicable margin of 4.10%, and the portion of the bank debt that was repaid with the proceeds from the trust preferred securities issuance had an interest rate equivalent to LIBOR plus 2.75%. The increase in average debt levels, along with the increase in pricing, resulted in the increase in interest expense for the quarter and year to date period.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $2.8 million, or 18.8%, for the second quarter of 2004 and $6.1 million, or 21.8%, for the first six months of 2004. The increase for the second quarter and first six months of 2004 was attributable to several factors. First, the Georgia Casualty quota share cession rate was decreased from 30% to 15% and, consequently, reduced the ceding commission Georgia Casualty received from the quota share by $0.6 million during the quarter and $1.2 million for the year to date period. In addition, agents’ variable commissions at American Southern increased $0.7 million during the second quarter of 2004 and $1.6 million for the first six months of 2004 as compared to the same periods in 2003 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Also, fixed commissions at American Southern increased $0.8 million during the second quarter of 2004 and $2.1 million during the first half of 2004 primarily as a result of the new programs and accounts the company has underwritten. Also contributing to the year to date increase was the elimination of the policyholder dividend liability of $0.4 million at Georgia Casualty in the first quarter of 2003 resulting from substandard results for workers’ compensation business in the states of Florida and Georgia, which decreased underwriting expenses in 2003 as compared to the same period in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 40.7% in the second quarter of 2004 from 38.8% in the second quarter of 2003. Year to date this ratio increased to 40.5% from 36.2% in 2003.

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

        The Company’s insurance subsidiaries reported a combined statutory net income of $3.7 million for the first six months of 2004 compared to statutory net income of $3.9 million for the first six months of 2003. The reasons for the decrease in statutory earnings in the first six months of 2004 are discussed above in “Results of Operations.” Statutory results are further impacted by the immediate recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income of $5.0 million for the first six months of 2004 compared to $4.6 million for the first six months of 2003. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as the use of different reserving methods.

        The Company has one series of preferred stock which remains outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2004, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $10.3 million. During the first quarter of 2004, in accordance with the terms of the Company’s then-outstanding Series C Preferred Stock, the Company exercised its right to redeem the remaining 5,000 shares of the outstanding Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $0.5 million.

        At June 30, 2004, the Company’s $56.2 million of borrowings consisted of $15.0 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $2.0 million in principal on July 1, 2004 and $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at June 30, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations. Subsequent to June 30, 2004, and in accordance with the Term Loan agreement, utilizing available cash on hand and cash received from subsidiaries pursuant to existing intercompany agreements, the Company repaid $2.0 million in principal to Wachovia on July 1, 2004, thereby reducing the outstanding amount of the Term Loan to $13.0 million.

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

         On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received interest equal to the 3-month LIBOR. Given the decline in interest rates subsequent to the inception of the interest rate swap agreement in 2001; assuming no future change in the LIBOR, the Company expects a reduction in interest expense of approximately $0.3 million during the period from July 1, 2004 through December 31, 2004.

         The Company intends to repay its obligations under the Term Loan and the trust preferred securities using dividend and tax sharing payments from its subsidiaries. In addition, the Company believes that, if necessary, at maturity, the bank debt with Wachovia could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing.

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the second quarter of 2004 increased over the second quarter of 2003. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $16.1 million at June 30, 2004.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before realized investment gains of the individual insurance subsidiaries. At June 30, 2004, Georgia Casualty had $22.1 million of statutory surplus, American Southern had $34.2 million of statutory surplus, Association Casualty had $18.6 million of statutory surplus, and Bankers Fidelity had $31.6 million of statutory surplus.

         Net cash used by operating activities was $5.1 million in the first six months of 2004 compared to net cash provided by operating activities of $4.8 million in the first six months of 2003; and cash and short-term investments decreased from $34.2 million at December 31, 2003 to $24.5 million at June 30, 2004. The decrease in operating cash flows and cash balances during the first six months of 2004 was primarily attributable to the collection of $7.6 million from a reinsurance contract termination that occurred in the first quarter of 2003 and did not reoccur in the first six months of 2004. Also, the Company paid $0.9 million in federal income tax deposits during the first half of 2004 that did not occur in the same period of 2003.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 15,000	$ 3,000	$ 4,000	$ 8,000	$ -
Trust preferred securities obligation	41,238	-	-	-	41,238
Operating leases	6,124	1,514	1,845	1,544	1,221
Total	$ 62,362	$ 4,514	$ 5,845	$ 9,544	$ 42,459

         In addition to those obligations set forth in the table above, the Company has obligations relating to insurance reserves and policyholder funds, which include: future policy benefits for life insurance and accident and health insurance policies, unearned premiums, losses and claims and other policy liabilities. As future policy benefit reserves are liabilities established over a period of time, usually the premium paying period, and are generally not contractually payable until the contract is surrendered or the insured dies, the Company is unable to project payments by period with any accuracy. Unearned premiums represent future revenue for the Company; however, such premiums may be refundable with cancellation of the underlying policy. The Company does not believe that future payments to refund unearned premiums will be significant and is unable to determine the timing or amount of any such refunded premiums. Losses and claims represent the single most significant obligation of the Company and are contractually due only after any losses and claims are adjudicated and settled among parties. Trends over the most recent three year period, as summarized in “Losses and Claims Reserves” in Note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, would indicate contractual payments of approximately $100.0 million within one year following any reporting period. Payments in subsequent periods are expected to be significant, but it is not presently determinable in which period and in what amounts losses or claims might be paid.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         On May 2, 1995, the board of directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company’s common stock (the “Repurchase Plan”). As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 1.5 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases can be made from time to time in accordance with applicable securities laws and other requirements.

         Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2004	200	$2.91	200	378,905
May 1 - May 31, 2004	82	2.77	82	378,823
June 1 - June 30, 2004	952	2.82	952	377,871
Total	1,234	$2.83	1,234

Item 4. Submission of Matters to a Vote of Security Holders

         On May 4, 2004, the shareholders of the Company cast the following votes at the annual meeting of shareholders with respect to the election of directors of the Company, and the appointment of Deloitte & Touche LLP as the Company’s auditors.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,626,637	208,639
Hilton H. Howell, Jr.	19,628,129	207,147
Edward E. Elson	19,755,006	80,270
Harold K. Fischer	19,763,006	72,270
Samuel E. Hudgins	19,755,006	80,270
D. Raymond Riddle	19,761,700	73,576
Harriett J. Robinson	19,626,488	208,788
Scott G. Thompson	19,620,991	214,285
Mark C. West	19,762,380	72,896
William H. Whaley, M.D.	19,810,054	25,222
Dom H. Wyant	19,754,200	81,076

Appointment of Independent Public Accountants	Shares Voted
	For	Against	Abstain
Deloitte & Touche, LLP	19,802,965	17,552	14,759

Item 6.  Exhibits and Reports on Form 8-K

31.1 –Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –Certification pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 13, 2004	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.