Form 10-Q
period 2004-09-30
ATLANTIC AMERICAN CORP
filed 2004-11-12
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 5, 2004 was 21,151,267.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	September 30, 2004	December 31, 2003
Cash, including short-term investments of $0 and $25,819	$ 40,128	$ 34,238
Investments:
Fixed maturities (cost: $221,413 and $223,153)	224,942	229,449
Common and non-redeemable preferred stocks (cost: $15,593 and $21,708)	35,084	44,000
Other invested assets (cost: $4,741 and $4,639)	4,730	4,639
Mortgage loans	3,075	3,189
Policy and student loans	2,245	2,375
Investment in unconsolidated trusts	1,238	1,238
Total investments	271,314	284,890
Receivables:
Reinsurance	60,341	42,913
Other (net of allowance for doubtful accounts: $1,505 and $1,418)	45,132	41,044
Deferred income taxes, net	1,893	-
Deferred acquisition costs	29,324	27,996
Other assets	6,978	9,463
Goodwill	3,008	3,008
Total assets	$ 458,118	$ 443,552

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 48,475	$ 47,226
Unearned premiums	65,148	61,150
Losses and claims	163,063	150,092
Other policy liabilities	5,634	5,277
Total policy liabilities	282,320	263,745
Accounts payable and accrued expenses	36,317	35,734
Deferred income taxes, net	-	942
Bank debt payable	12,000	15,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	371,875	356,659

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series C preferred, 5,000 shares issued and outstanding in 2003; $500 redemption value	-	5
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138 and 21,412,138; shares outstanding: 21,120,227 and 21,198,553	21,412	21,412
Additional paid-in capital	50,673	51,978
Accumulated deficit	(23)	(4,457)
Unearned compensation	(39)	(22)
Accumulated other comprehensive income	14,956	18,293
Treasury stock, at cost; 291,911 and 213,585 shares	(870)	(450)
Total shareholders' equity	86,243	86,893
Total liabilities and shareholders' equity	$ 458,118	$ 443,552

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Insurance premiums	$ 43,947	$ 37,916	$ 128,542	$ 115,671
Investment income	3,939	3,900	11,858	11,770
Realized investment gains (losses), net	1,623	(501)	2,441	834
Other income	139	219	626	741
Total revenue	49,648	41,534	143,467	129,016
Benefits and expenses:
Insurance benefits and losses incurred	30,504	23,220	84,837	78,535
Commissions and underwriting expenses	15,237	12,279	42,636	34,172
Interest expense	698	827	2,331	2,295
Other	3,395	3,491	10,260	9,721
Total benefits and expenses	49,834	39,817	140,064	124,723
Income (loss) before income taxes	(186)	1,717	3,403	4,293
Income tax benefit	2,023	1,549	1,050	880
Net income	1,837	3,266	4,453	5,173
Preferred stock dividends	(302)	(324)	(915)	(1,036)
Net income applicable to common stock	$ 1,535	$ 2,942	$ 3,538	$ 4,137
Net income per common share (basic)	$ .07	$ .14	$ .17	$ .20
Net income per common share (diluted)	$ .07	$ .13	$ .16	$ .19

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; In thousands)
Nine Months Ended September 30, 2004	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income (loss):
Net income				4,453				4,453
Decrease in unrealized investment gains						(5,579)		(5,579)
Fair value adjustment to interest rate swap						445		445
Deferred income tax attributable to other comprehensive income (loss)						1,797		1,797
Total comprehensive income								1,116
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(915)					(915)
Deferred share compensation expense			27					27
Restricted stock grants			21		(66)		45	-
Amortization of unearned compensation					49			49
Purchase of shares for treasury							(690)	(690)
Issuance of shares for employee benefit plans and stock options			57	(19)			225	263
Balance, September 30, 2004	$ 134	$ 21,412	$ 50,673	$ (23)	$ (39)	$ 14,956	$ (870)	$ 86,243
Nine Months Ended September 30, 2003
Balance, December 31, 2002	$ 159	$ 21,412	$ 55,204	$ (11,270)	$ (30)	$ 13,143	$ (78)	$ 78,540
Comprehensive income:
Net income				5,173				5,173
Increase in unrealized investment gains						2,223		2,223
Fair value adjustment to interest rate swap						314		314
Deferred income tax attributable to other comprehensive income						(888)		(888)
Total comprehensive income								6,822
Preferred stock redeemed	(20)		(1,980)					(2,000)
Dividends accrued on preferred stock			(1,036)					(1,036)
Deferred share compensation expense			39					39
Restricted stock grants			(1)		(66)		67	-
Amortization of unearned compensation					57			57
Purchase of shares for treasury							(580)	(580)
Issuance of shares for employee benefit plans and stock options			32	(27)			213	218
Balance, September 30, 2003	$ 139	$ 21,412	$ 52,258	$ (6,124)	$ (39)	$ 14,792	$ (378)	$ 82,060
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; In thousands)
	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 4,453	$ 5,173
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Amortization of deferred acquisition costs	17,658	13,209
Acquisition costs deferred	(18,986)	(14,222)
Realized investment gains	(2,441)	(834)
Increase in insurance reserves	18,575	4,618
Compensation expense related to share awards	76	96
Depreciation and amortization	1,066	865
Deferred income tax benefit	(1,038)	(1,410)
(Increase) decrease in receivables, net	(21,266)	1,395
Decrease in other liabilities	(2,098)	(634)
Other, net	2,136	632
Net cash (used) provided by operating activities	(1,865)	8,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	89,092	95,680
Investments purchased	(76,796)	(120,259)
Additions to property and equipment	(420)	(428)
Net cash provided (used) by investing activities	11,876	(25,007)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of junior subordinated debentures	-	21,824
Repayments of debt	(3,000)	(17,000)
Preferred stock redemption	(500)	(2,000)
Preferred stock dividends	(10)	(131)
Proceeds from the exercise of stock options	79	13
Purchase of treasury shares	(690)	(278)
Net cash (used) provided by financing activities	(4,121)	2,428
Net increase (decrease) in cash and cash equivalents	5,890	(13,691)
Cash and cash equivalents at beginning of period	34,238	41,638
Cash and cash equivalents at end of period	$ 40,128	$ 27,947
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,470	$ 2,466
Cash paid for income taxes	$ 1,118	$ 357
The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited; In thousands, except share and per share data)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note 2.  Impact of Recently Issued Accounting Standards

        In May 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and supersedes FASB Staff Position No. 106-1. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

        In January 2004, the FASB issued FASB Staff Position No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which addressed the accounting and disclosure implications expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.

        In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company has adopted this statement. See Note 8.

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

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months and nine months ended September 30, 2004 and 2003.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
American Southern	$ 14,249	$ 9,470	$ 39,414	$ 32,071
Association Casualty	6,364	5,352	18,704	16,981
Georgia Casualty	10,601	9,510	31,577	27,951
Bankers Fidelity	18,321	17,062	53,149	51,384
Corporate and Other	2,889	2,685	9,032	7,416
Adjustments and Eliminations	(2,776)	(2,545)	(8,409)	(6,787)
Total Revenue	$ 49,648	$ 41,534	$ 143,467	$ 129,016

Income before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
American Southern	$ 1,890	$ 2,101	$ 5,295	$ 5,584
Association Casualty	338	53	783	(1,358)
Georgia Casualty	(3,248)	267	(2,271)	1,260
Bankers Fidelity	2,322	1,166	4,257	3,861
Corporate and Other	(1,488)	(1,870)	(4,661)	(5,054)
Consolidated Results	$ (186)	$ 1,717	$ 3,403	$ 4,293

Note 4.   Credit Arrangements

        At September 30, 2004, the Company’s $53,238 of borrowings consisted of $12,000 of bank debt (the “Term Loan”) with Wachovia Bank, N.A. (“Wachovia”) and an aggregate of $41,238 of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan required the Company to repay $2,000 in principal on July 1, 2004 and requires the Company to repay an additional $1,000 on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $500 on June 30 and $1,250 on December 31, with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at September 30, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations. On July 1, 2004, in accordance with the Term Loan agreement, the Company repaid $2,000 in principal to Wachovia. In addition, on September 30, 2004, the Company elected to prepay, out of available cash, the scheduled December principal payment of $1,000 to Wachovia, thereby reducing the outstanding amount of the Term Loan to $12,000 and resulting in a decreased interest rate of three month LIBOR plus 2.00%, effective as of October 1, 2004.

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

Note 5.  Reconciliation of Other Comprehensive Income

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2004	2003	2004	2003
Gain (loss) on sale of securities included in net income	$ 1,623	$ (501)	$ 2,441	$ 834
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ 4,871	$ (2,328)	$ (3,138)	$ 3,057
Reclassification adjustment	(1,623)	501	(2,441)	(834)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	3,248	(1,827)	(5,579)	2,223
Fair value adjustment to interest rate swap	-	143	445	314
Deferred income tax attributable to other comprehensive income (loss)	(1,137)	589	1,797	(888)
Increase (decrease) in accumulated other comprehensive income	2,111	(1,095)	(3,337)	1,649
Accumulated other comprehensive income beginning of period	12,845	15,887	18,293	13,143
Accumulated other comprehensive income end of period	$ 14,956	$ 14,792	$ 14,956	$ 14,792

Note 6.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended September 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,837	21,254
Less preferred stock dividends	(302)
Net income applicable to common shareholders	$ 1,535	21,254	$ .07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		475
Net income applicable to common shareholders	$ 1,535	21,729	$ .07

Note 6.  Earnings Per Common Share (continued)

	Three Months Ended September 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,266	21,150
Less preferred stock dividends	(324)
Net income applicable to common shareholders	2,942	21,150	$ .14
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	470
Effect of Series B Preferred Stock	301	3,358
Effect of Series C Preferred Stock	23	125
Net income applicable to common shareholders	$ 3,266	25,103	$ .13

	Nine Months Ended September 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 4,453	21,247
Less preferred stock dividends	(915)
Net income applicable to common shareholders	$ 3,538	21,247	$ .17
Diluted Earnings Per Common Share:
Effect of dilutive stock options		464
Net income applicable to common shareholders	$ 3,538	21,711	$ .16

	Nine Months Ended September 30, 2003
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 5,173	21,209
Less preferred stock dividends	(1,036)
Net income applicable to common shareholders	$ 4,137	21,209	$ .20
Diluted Earnings Per Common Share:
Effect of dilutive stock options		344
Net income applicable to common shareholders	$ 4,137	21,553	$ .19

        Outstanding stock options of 5,000 for the three months ended September 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 77,000 for the nine months ended September 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Outstanding stock options of 386,500 for the three months ended September 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 444,000 for the nine months ended September 30, 2003 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for the nine months ended September 30, 2004 and 2003 since its impact was antidilutive. The assumed conversion of the Series C Preferred Stock was excluded from the earnings per common share calculation for the nine months ended September 30, 2003 since its impact was antidilutive.

Note 7.  Stock Options

         The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and discloses pro forma information as provided by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Pro forma net income and net income per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. The following table presents the pro forma disclosures used to estimate the fair value of these options for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$ 1,837	$ 3,266	$ 4,453	$ 5,173
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	19	50	62
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(65)	(78)	(212)	(224)
Pro forma net income	$ 1,784	$ 3,207	$ 4,291	$ 5,011
Net income per common share:
Basic - as reported	$ .07	$ .14	$ .17	$ .20
Basic - pro forma	$ .07	$ .14	$ .16	$ .19
Diluted - as reported	$ .07	$ .13	$ .16	$ .19
Diluted - pro forma	$ .07	$ .13	$ .16	$ .18

      The resulting pro forma compensation cost may not be representative of that to be expected in future periods.

Note 8.  Employee Retirement Plans

      The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$ 42	$ 36	$ 127	$ 108
Interest cost	69	67	208	200
Expected return on plan assets	(42)	(35)	(126)	(103)
Net amortization	20	21	61	65
Net periodic benefit cost	$ 89	$ 89	$ 270	$ 270

      The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	Nine Months Ended September 30,
	2004	2003
Discount rate	6.00%	6.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $236 for all defined benefit pension plans in 2004. During the three months and nine months ended September 30, 2004, the Company made payments of $18 and $53, respectively, to the pension plans.

Note 9.  Commitments and Contingencies

        From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Related Party Transaction

        During the first quarter of 2004, in accordance with the terms of the Series C Preferred Stock, the Company redeemed the 5,000 shares of outstanding Series C Preferred Stock at the redemption price of $100 per share, or $500 in aggregate. All of the 5,000 shares of Series C Preferred Stock were owned by affiliates of the Company’s Chairman.

Note 11.  Prior Year Reclassifications

        Certain reclassifications have been made to the 2003 balances to conform with the 2004 presentation.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the third quarter and nine months ended September 30, 2004. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

         Unpaid loss and loss adjustment expenses comprised 44% of the Company’s liabilities at September 30, 2004. This obligation includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2004, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2004 but not yet reported to the Company and 4) unpaid claims adjustment expense for reported and unreported claims incurred prior to September 30, 2004. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2004 but not yet reported to the Company, and estimates of unpaid claims adjustment expense are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are generally reviewed quarterly for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid claims and claim adjustment expenses is adjusted. In the event the Company’s reported losses in any period develop materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 13% of the Company’s total liabilities at September 30, 2004. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 6% of the Company’s total assets at September 30, 2004. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 23% of the Company’s total assets at September 30, 2004. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company and/or its reinsurance broker perform an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 68% of the Company’s total assets at September 30, 2004. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated market value has declined below its cost basis for a period of time due primarily to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to a more appropriate value. While such write down does not impact the reported value of the investment on the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised less than 1% of the Company’s total assets at September 30, 2004. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $1.8 million, or $0.07 per diluted share, during the third quarter ended September 30, 2004 compared to net income of $3.3 million, or $0.13 per diluted share, for the third quarter ended September 30, 2003. The Company had net income of $4.5 million, or $0.16 per diluted share, for the nine months ended September 30, 2004 compared to net income of $5.2 million, or $0.19 per diluted share, for the nine months ended September 30, 2003. Premium revenue for the quarter ended September 30, 2004 increased $6.0 million, or 15.9%, to $43.9 million. For the nine months ended September 30, 2004, premium revenue increased $12.9 million, or 11.1%, to $128.5 million. The increase in premiums for the third quarter and nine months ended September 30, 2004 was primarily attributable to new program business at American Southern as well as premium growth generated by established agents and new agency appointments at Georgia Casualty. The decrease in net income for the three months and nine months ended September 30, 2004 as compared to the same periods of 2003 was primarily due to hurricane related expenses of $3.8 million in the Casualty Division. During August and September 2004, the Company’s financial results were directly impacted by insured losses caused by four hurricanes, Charlie, Frances, Ivan, and Jeanne, all of which inflicted substantial damage, primarily in Florida. In addition, during the third quarter of 2004, the decrease in net income was partially offset by a $1.3 million deferred tax benefit related to a reduction of the Company’s valuation allowance compared to a similar $1.5 million deferred tax benefit in the third quarter of 2003. The reduction of the valuation allowance is the result of reassessment as to the realization of certain net operating loss carry forwards. Also, the Company had net realized gains of $1.6 million for three months ended September 30, 2004 compared to net realized losses of $0.5 million during the same period in 2003. For the nine months ended September 30, 2004, the Company had net realized gains of $2.4 million compared to net realized gains of $0.8 million during the nine months ended September 30, 2003.

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

UNDERWRITING RESULTS

American Southern

        The following is a summary of American Southern’s net earned premiums for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross written premiums	$ 16,461	$ 12,938	$ 44,446	$ 29,027
Ceded premiums	(2,483)	(1,214)	(6,959)	(4,563)
Net written premiums	$ 13,978	$ 11,724	$ 37,487	$ 24,464
Net earned premiums	$ 12,557	$ 8,275	$ 35,407	$ 28,136

        Gross written premiums at American Southern increased $3.5 million, or 27.2%, during the third quarter of 2004 and $15.4 million, or 53.1%, during the first nine months of 2004 over the comparable periods in 2003. The increase in premiums for the third quarter and first nine months of 2004 was primarily attributable to new business opportunities in 2004 subsequent to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract had previously represented annualized premiums of $14.3 million, or approximately 10% of annualized premium revenue for Atlantic American. Since losing that significant contract, American Southern has been successful in replacing the lost business with new accounts from a more diversified group of clients by underwriting several new programs. In addition, American Southern has generated new business and premium growth through new agency appointments and established agents.

        Ceded premiums increased $1.3 million, or 104.5%, during the third quarter of 2004 and $2.4 million, or 52.5%, during the first nine months of 2004 over the comparable periods in 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. For the third quarter and first nine months of 2004, American Southern also experienced an increase in reinsurance rates that resulted in a higher effective rate of premiums ceded as compared to the same periods in 2003 due to changes in American Southern’s book of business.

        The following presents American Southern’s net earned premiums by line of business for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Commercial automobile	$ 6,809	$ 4,624	$ 20,053	$ 18,417
Private passenger auto	905	996	2,846	2,816
General liability	2,727	1,601	7,277	3,950
Property	969	975	2,893	2,841
Surety	1,147	79	2,338	112
Total	$ 12,557	$ 8,275	$ 35,407	$ 28,136

        Net earned premiums increased $4.3 million, or 51.7%, during the third quarter of 2004 and $7.3 million, or 25.8%, during the first nine months of 2004 over the comparable periods in 2003. The increase in the third quarter of 2004 reflects increased earned premiums from new business written in the fourth quarter of 2003 and continuing in 2004; while the prior year quarter reflects lower new business levels. The significant increase in new business is not as evident in the nine month period ended September 30, 2004, as the nine months ended September 30, 2003 includes four months of earnings from the company’s then-largest contract, which was terminated on April 30, 2003. American Southern increased its business writings in the general liability and surety lines of business beginning in the second half of 2003 and, as indicated in the table above, such trends have continued in the third quarter and first nine months of 2004.

        American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of any one contract in the future. Further, profit margins on contracts vary significantly and new business opportunities may not be as profitable as non-renewed contracts.

        The following sets forth the loss and expense ratios of American Southern for the third quarter and first nine months of 2004 and for the comparable periods in 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss ratio	53.3%	47.7%	52.8%	59.6%
Expense ratio	45.1%	41.4%	43.6%	34.5%
Combined ratio	98.4%	89.1%	96.4%	94.1%

         The loss ratio for the third quarter of 2004 increased to 53.3% from 47.7% in the third quarter of 2003 and decreased from 59.6% for the first nine months of 2003 to 52.8% for the comparable period in 2004. The increase in the loss ratio for the third quarter of 2004 was primarily due to hurricane related losses in the state of Florida that contributed $1.0 million to the hurricane related expenses within the Casualty Division, which did not occur during the same period of 2003. The decrease in the loss ratio for the nine months ended September 30, 2004 was primarily attributable to changes in American Southern’s book of business. The increased focus on new business writings in general liability and surety that began in the second half of 2003, resulted in a decrease in the loss ratio due to favorable loss experience in those lines of business during the first nine months of 2004, even after considering the third quarter 2004 hurricane losses. The expense ratio for the third quarter of 2004 increased to 45.1% compared to 41.4% in the third quarter of 2003 and to 43.6% for the first nine months of 2004 compared to 34.5% for the first nine months of 2003. The increase in the expense ratio for the quarter and year to date period is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write.

Association Casualty

        The following is a summary of Association Casualty’s net earned premiums for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Direct written premiums	$ 5,365	$ 4,948	$ 16,075	$ 17,153
Assumed written premiums(1)	1,522	862	4,500	2,618
Gross written premiums	6,887	5,810	20,575	19,771
Ceded premiums	(1,039)	(1,125)	(3,097)	(3,490)
Net written premiums	$ 5,848	$ 4,685	$ 17,478	$ 16,281
Net earned premiums	$ 5,808	$ 4,807	$ 16,724	$ 15,114

        (1)  Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation.

         Gross written premiums at Association Casualty increased $1.1 million, or 18.5%, during the third quarter of 2004 and $0.8 million, or 4.1%, during the first nine months of 2004 over the comparable periods in 2003. The increase in gross written premiums for the third quarter and first nine months of 2004 was due primarily to the increased cession from Georgia Casualty, partially offset by a decrease in the amount of direct written premiums that has resulted from the continued evaluation of certain business and implementation of certain minimum account standards. Consequently, Association Casualty’s policy retention rates, specifically in the workers’ compensation line of business, have declined resulting in lower workers’ compensation premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for general liability, property and automobile to help to offset lower levels of workers’ compensation business.

         Ceded premiums at Association Casualty decreased $0.1 million, or 7.6%, during the third quarter of 2004 and $0.4 million, or 11.3%, during the first nine months of 2004 from the comparable periods in 2003. Excluding assumed written premiums of $1.5 million and $0.9 million in the third quarter of 2004 and the third quarter of 2003, respectively, that were not subject to reinsurance, premiums ceded as a percentage of direct written premiums decreased from 22.7% in the third quarter of 2003 to 19.4% for the comparable period in 2004 primarily due to changes in the mix of business. Also, during the third quarter of 2003, Association Casualty accrued $0.1 million in catastrophic reinstatement premiums that increased the cession rate by 2.14 percentage points, which did not occur during the third quarter of 2004. Excluding written premiums assumed from Georgia Casualty for the nine months ended September 30, 2004 and 2003 of $4.5 million and $2.6 million, respectively, premiums ceded as a percentage of direct written premiums decreased from 20.3% in 2003 to 19.3% in 2004. In January 2004, Association Casualty modified a layer in its reinsurance program that resulted in a reduction of the cession rate.

        The following is Association Casualty’s net earned premiums by line of business for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Workers' compensation	$ 2,797	$ 3,063	$ 8,515	$ 10,411
General liability	200	100	546	248
Commercial multi-peril	1,728	1,028	4,705	2,881
Commercial automobile	1,068	606	2,916	1,550
Other	15	10	42	24
Total	$ 5,808	$ 4,807	$ 16,724	$ 15,114

        Net earned premiums increased $1.0 million, or 20.8%, during the third quarter of 2004 and $1.6 million, or 10.7%, during the first nine months of 2004 over the comparable periods in 2003. The increase for the quarter and year to date period was due to the direct general liability, property and automobile business that was written in 2003 supplemented by increased assumed business from Georgia Casualty.

        The following sets forth the loss and expense ratios for Association Casualty for the third quarter and first nine months of 2004 and the comparable periods in 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss ratio	62.7%	66.7%	64.6%	80.0%
Expense ratio	41.1%	43.5%	42.6%	41.3%
Combined ratio	103.8%	110.2%	107.2%	121.3%

         The loss ratio decreased from 66.7% in the third quarter of 2003 to 62.7% in the third quarter of 2004 and from 80.0% for the first nine months of 2003 to 64.6% for the comparable period in 2004. The decrease in the loss ratio during the third quarter and first nine months of 2004 was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. The expense ratio decreased from 43.5% in the third quarter of 2003 to 41.1% in the third quarter of 2004, and increased to 42.6% from 41.3% for the year to date period. The decrease in the expense ratio for the third quarter of 2004 was primarily due to a consistent level of fixed expenses coupled with an increase in earned premiums. The increase in the expense ratio for the year to date period was primarily due to increased data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty.

Georgia Casualty

        The following is a summary of Georgia Casualty’s net earned premiums for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross written premiums	$ 15,660	$ 12,934	$ 46,271	$ 39,954
Ceded premiums	(4,380)	(1,774)	(10,771)	(10,594)
Ceded premiums(1)	(1,522)	(862)	(4,500)	(2,618)
Net written premiums	$ 9,758	$ 10,298	$ 31,000	$ 26,742
Net earned premiums	$ 9,294	$ 8,964	$ 28,028	$ 25,504

        (1)  Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation.

        Gross written premiums at Georgia Casualty increased $2.7 million, or 21.1%, during the third quarter of 2004 and $6.3 million, or 15.8%, during the first nine months of 2004 over the comparable periods in 2003. The increase in premiums for the quarter and year to date period was primarily attributable to new business generated by existing agents as well as new agents first appointed throughout 2003.

        Ceded premiums at Georgia Casualty increased $3.3 million, or 123.9%, during the third quarter of 2004 and $2.1 million, or 15.6%, during the first nine months of 2004 over the comparable periods in 2003. The increase in ceded premiums for the third quarter and first nine months of 2004 was due primarily to the quota share reinsurance agreement and hurricane related accruals. During the first nine months of 2004, Georgia Casualty operated pursuant to a 15% quota share reinsurance agreement with Association Casualty. During the third quarter of 2003, the quota share cession rate was reduced from 30% to 20% (10% with Association Casualty and 10% with a third party reinsurer) retroactive to January 1, 2003. The reduction in the quota share cession rate resulted in a decrease in total ceded premiums of approximately $2.4 million during the third quarter of 2003. Also, during the third quarter of 2004, Georgia Casualty accrued various hurricane related expenses, including $0.5 million in catastrophic reinstatement premiums and $0.9 million for the reinsurance provisional rate adjustment. Such accruals were not necessary during the same period of 2003. Premiums ceded to Association Casualty increased $0.7 million, or 76.6%, during the third quarter of 2004 and $1.9 million, or 71.9%, during the first nine months of 2004 over the comparable periods in 2003 due to their higher quota share participation.

        During 2003, PMA Capital Insurance Company (“PMA Re”) one of Georgia Casualty’s reinsurers, was downgraded by A.M. Best and announced its intention to withdraw from the reinsurance business. PMA Re has ceased reimbursing certain claims payments to Georgia Casualty as a result of a dispute with respect to a provision related to the reinsurance agreements for the two most recent contract periods. The Company believes that contractually there is no basis for such action and accordingly has requested arbitration with PMA Re in accordance with the terms of the agreements. Arbitration is currently scheduled for late December 2004. As of September 30, 2004, the Company had $1.6 million of receivables recorded related to the disputed agreements. The Company currently does not believe it is necessary to establish an allowance for uncollected amounts against these receivables; however, in the event of an adverse resolution of the dispute, future provisions for uncollected amounts and additional amounts may become necessary and could have a material adverse effect on the Company’s results of operations.

       The following presents Georgia Casualty’s net earned premiums by line of business for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Workers' compensation	$ 3,192	$ 2,878	$ 9,327	$ 8,255
General liability	723	636	2,135	1,640
Commercial multi-peril	3,093	3,149	9,592	9,098
Commercial automobile	2,286	2,301	6,974	6,511
Total	$ 9,294	$ 8,964	$ 28,028	$ 25,504

        Net earned premiums increased $0.3 million, or 3.7%, during the third quarter of 2004 and $2.5 million, or 9.9%, during the first nine months of 2004 over the comparable periods in 2003 primarily as a result of increased premium writings, discussed previously.

       The following sets forth Georgia Casualty’s loss and expense ratios for the third quarter and first nine months of 2004 and the comparable periods in 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Loss ratio	98.0%	55.8%	76.7%	64.3%
Expense ratio	51.0%	47.3%	44.1%	40.4%
Combined ratio	149.0%	103.1%	120.8%	104.7%

        The loss ratio increased from 55.8% in the third quarter of 2003 to 98.0% in the third quarter of 2004 and from 64.3% for the first nine months of 2003 to 76.7% for the comparable period in 2004. The increase in the loss ratio for the quarter and year to date period was primarily attributable to hurricane related losses in the state of Florida that increased net losses by $1.4 million during the third quarter of 2004, which did not occur in 2003.

        The expense ratio increased from 47.3% in the third quarter of 2003 to 51.0% in the third quarter of 2004 and increased from 40.4% for the first nine months of 2003 to 44.1% for the comparable period in 2004. The increase in the expense ratio for the quarter and year to date period was primarily attributable to a reduction in reinsurance profit sharing commissions of $0.4 million during the third quarter of 2004 due to deteriorating loss experience from a number of similar claims specifically related to one accident year. Also contributing to the increase in the expense ratio for the year to date period was the reversal in the first quarter of 2003 of the company’s accrued 2002 policyholder dividend. The $0.4 million policyholder dividend liability was reversed when the decision was made that it would not be paid due to substandard results for the workers’ compensation business in the states of Florida and Georgia.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s premiums for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Medicare supplement	$ 12,313	$ 11,679	$ 36,520	$ 34,237
Other health	742	763	2,202	2,244
Life	3,234	3,429	9,662	10,436
Total	$ 16,289	$ 15,871	$ 48,384	$ 46,917

        Premium revenue at Bankers Fidelity increased $0.4 million, or 2.6%, during the third quarter of 2004 and $1.5 million, or 3.1%, during the first nine months of 2004 over the comparable periods in 2003. The most significant increase in premium was in the Medicare supplement line of business, which increased $0.6 million, or 5.4%, for the quarter and $2.3 million, or 6.7%, during the first nine months of 2004. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. Significant rate increases that were implemented in varying amounts by state and plan in 2003 have resulted in increased revenues for the 2004 third quarter and year to date period. Premiums from the life insurance line of business decreased $0.2 million, or 5.7%, during the third quarter of 2004 and $0.8 million, or 7.4%, during the first nine months of 2004 primarily due to a decline in sales related activities.

       The following summarizes Bankers Fidelity’s operating expenses for the third quarter and first nine months of 2004 and the comparable periods in 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Benefits and losses	$ 11,062	$ 11,062	$ 33,847	$ 33,281
Commission and other expenses	4,937	4,833	15,046	14,242
Total expenses	$ 15,999	$ 15,895	$ 48,893	$ 47,523

        Benefits and losses were unchanged during the third quarter of 2004 and increased 1.7% during the first nine months of 2004 over the comparable periods in 2003. As a percentage of premiums, benefits and losses were 67.9% for the third quarter of 2004 and 70.0% for the first nine months of 2004 compared to 69.7% in the third quarter of 2003 and 70.9% for the first nine months of 2003. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

        Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 30.3% for the third quarter of 2004 and 31.1% for the first nine months of 2004 compared to 30.5% in the third quarter of 2003 and 30.4% for the first nine months of 2003. The increase for the year to date period was primarily attributable to increases in both printing and postage expenses that resulted from notifying, printing, and providing new prescription drug cards to policyholders as well as increased marketing costs associated with increasing the number and quality of leads to be provided to the company’s agency force.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased slightly during the third quarter of 2004 and $0.1 million, or 0.7%, for the nine months ended September 30, 2004 over the comparable periods in 2003.

        The Company recognized a $2.4 million net realized gain during the first nine months of 2004 compared to a $0.8 million net realized gain in the first nine months of 2003. During the first nine months of 2004 and 2003, the Company also recorded impairment charges related to a common stock investment. While the write-downs did not impact the carrying value of the investment, it resulted in realized losses of $0.2 million and $0.7 million for nine months ended September 30, 2004 and 2003, respectively. Management continually evaluates the Company’s investment portfolio and, when opportunities arise, will make adjustments as necessary and/or will divest investments.

INTEREST EXPENSE

        Interest expense decreased $0.1 million, or 15.6%, during the third quarter of 2004 from the third quarter of 2003 and increased $36,000, or 1.6%, for the nine months ended September 30, 2004 over the comparable period in 2003. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia Bank, N.A. ("Wachovia") matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received interest equal to the three-month London Interbank Offer Rate ("LIBOR"). Given the maturity of the interest rate swap and the decline in interest rates subsequent to the inception of the interest rate swap agreement in 2001, interest expense decreased by $0.1 million during the third quarter of 2004 as compared to the same period in 2003. Additionally, during the third quarter of 2004, the Company repaid $3.0 million in principal to Wachovia, $2.0 million of which was repaid at the beginning of the quarter, which also decreased interest expense for the quarter.
        On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly formed Connecticut statutory trust (the “Trust”) approximately $23.2 million in thirty year junior subordinated debentures, and the Trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding bank debt with Wachovia to $15.0 million from $32.0 million. The trust preferred securities issuance has an interest rate equivalent to LIBOR plus an applicable margin of 4.10%, and the portion of the bank debt that was repaid with the proceeds from the trust preferred securities issuance had an interest rate equivalent to LIBOR plus 2.75%. The increase in average debt levels, along with the increase in pricing, resulted in the marginal increase in interest expense for the year to date period.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $2.9 million, or 18.1%, for the third quarter of 2004 and $9.0 million, or 20.5%, for the first nine months of 2004 over the comparable periods in 2003. The increase for the third quarter and first nine months of 2004 was attributable to several factors. First, Georgia Casualty’s reinsurance profit sharing commissions decreased $0.4 million during the third quarter of 2004 due to deteriorating loss experience from a number of similar claims specifically related to one accident year. In addition, agents’ variable commissions at American Southern increased $0.6 million during the third quarter of 2004 and $2.2 million for the first nine months of 2004 as compared to the same periods in 2003 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease. Also, fixed commissions at American Southern increased $1.3 million during the third quarter of 2004 and $3.4 million during the first nine months of 2004 primarily as a result of the new programs and accounts the company has underwritten. Also contributing to the year to date increase was the elimination of the policyholder dividend liability of $0.4 million at Georgia Casualty in the first quarter of 2003 resulting from substandard results for workers’ compensation business in the states of Florida and Georgia, which decreased underwriting expenses in 2003 as compared to the same period in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 42.4% in the third quarter of 2004 from 41.6% in the third quarter of 2003. Year to date this ratio increased to 41.2% from 37.9% in 2003.

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

        The Company’s insurance subsidiaries reported a combined statutory net income of $4.4 million for the first nine months of 2004 compared to statutory net income of $5.4 million for the first nine months of 2003. The reasons for the decrease in statutory earnings in the first nine months of 2004 are discussed above in “Results of Operations.” Statutory results are further impacted by the immediate recognition of all costs of acquiring business. In a growth scenario, statutory results are generally less than results determined under generally accepted accounting principles (“GAAP”). The Company’s insurance subsidiaries reported a combined GAAP net income of $5.9 million for the first nine months of 2004 compared to $6.4 million for the first nine months of 2003. Statutory results for the Casualty Division differ from the results of operations under GAAP due to the deferral of acquisition costs. The Life and Health Division’s statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as the use of different reserving methods.

        The Company has one series of preferred stock which remains outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At September 30, 2004, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $10.6 million. During the first quarter of 2004, in accordance with the terms of the Company’s then-outstanding Series C Preferred Stock, the Company exercised its right to redeem the 5,000 shares of outstanding Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $0.5 million.

        At September 30, 2004, the Company’s $53.2 million of borrowings consisted of $12.0 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures of the Parent (“Junior Subordinated Debentures”). The Term Loan required the Company to repay $2.0 million in principal on July 1, 2004 and requires the Company to repay an additional $1.0 million on December 31, 2004. Beginning in 2005 and each year thereafter, the Company must repay $0.5 million on June 30 and $1.3 million on December 31, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.50% at September 30, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization. The Company must also comply with limitations on capital expenditures and additional debt obligations. On July 1, 2004, in accordance with the Term Loan agreement, the Company repaid $2.0 million in principal to Wachovia. In addition, on September 30, 2004, the Company elected to prepay, out of available cash, the scheduled December principal payment of $1.0 million to Wachovia, thereby reducing the outstanding amount of the Term Loan to $12.0 million and resulting in a decreased interest rate of three month LIBOR plus 2.00%, effective as of October 1, 2004.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the third quarter of 2004 increased over the third quarter of 2003. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Company with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Company’s tax loss carryforwards, which totaled approximately $17.7 million at September 30, 2004.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before realized investment gains of the individual insurance subsidiaries. At September 30, 2004, Georgia Casualty had $20.2 million of statutory surplus, American Southern had $34.1 million of statutory surplus, Association Casualty had $18.5 million of statutory surplus, and Bankers Fidelity had $32.9 million of statutory surplus.

         Net cash used by operating activities was $1.9 million in the first nine months of 2004 compared to net cash provided by operating activities of $8.9 million in the first nine months of 2003. The decrease in operating cash flows during the first nine months of 2004 was primarily attributable to the collection of $7.6 million from a reinsurance contract termination that occurred in the first quarter of 2003 and did not reoccur in the first nine months of 2004. Also, the Company paid $1.1 million in federal income tax deposits during the first nine months of 2004 compared to $0.4 million during same period of 2003. Cash and short-term investments increased from $34.2 million at December 31, 2003 to $40.1 million at September 30, 2004 primarily due to proceeds from the sale of equity securities. Partially offsetting the increase in cash and short-term investments was $3.0 million used for debt reduction, $0.5 million used for the redemption of the Series C Preferred Stock, and $0.7 million used for treasury share purchases.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Bank debt payable	$ 12,000	$ 500	$ 3,500	$ 8,000	$ -
Trust preferred securities obligation	41,238	-	-	-	41,238
Interest payable(1)	67,765	2,800	5,249	4,448	55,268
Operating leases	5,727	1,476	1,675	1,556	1,020
Total	$ 126,730	$ 4,776	$ 10,424	$ 14,004	$ 97,526

        (1) Interest payable is based on interest rates as of October 1, 2004 and assumes that all debt remains outstanding until its first contractual maturity. The interest rate for the bank debt payable and trust preferred obligation is variable and is equal to three-month LIBOR plus an applicable predetermined margin.

         In addition to those obligations set forth in the table above, the Company has obligations relating to insurance reserves and policyholder funds, which include: future policy benefits for life insurance and accident and health insurance policies, unearned premiums, losses and claims and other policy liabilities. As future policy benefit reserves are liabilities established over a period of time, usually the premium paying period, and are generally not contractually payable until the contract is surrendered or the insured dies, the Company is unable to project payments by period. Unearned premiums represent future revenue for the Company; however, such premiums may be refundable with cancellation of the underlying policy. The Company does not believe that future payments to refund unearned premiums will be significant and is unable to determine the timing or amount of any such refunded premiums. Losses and claims represent the single most significant obligation of the Company and are contractually due only after any losses and claims are adjudicated and settled among parties. Trends over the most recent three year period, as summarized in “Losses and Claims Reserves” in Note 3 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, would indicate contractual payments of approximately $100.0 million within one year following any reporting period. Payments in subsequent periods are expected to be significant, but it is not presently determinable in which period and in what amounts losses or claims might be paid.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2003, as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2004	25	$2.67	25	377,846
August 1 - August 31, 2004	307	3.00	307	377,539
September 1 - September 30, 2004	227,936	3.00	227,936	149,603
Total	228,268	$3.00	228,268

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

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 12, 2004	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.