Form 10-K
period 2004-12-31
ATLANTIC AMERICAN CORP
filed 2005-03-31
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004

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

      The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,039,480. On March 18, 2005 there were 21,309,539 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 3, 2005, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business
The Company
      Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American’s principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”), Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”), Georgia Casualty & Surety Company (“Georgia Casualty”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). The Parent has no significant business operations of its own and relies on fees, dividends and other distributions from its insurance companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent may be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Property and Casualty Operations
      The Company’s property and casualty operations are composed of three distinct entities, American Southern, Association Casualty and Georgia Casualty. The primary products offered by the property and casualty group are described below, followed by an overview of each company.

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
      American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 23 of the 27 states in the Southeast and Midwest in which it is authorized to conduct business. Additionally, American Southern provides personal automobile insurance to the members of the Carolina Motor Club, Inc. (“AAA Carolinas”), an affiliate of the American Automobile Association. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also provides property, general liability and surety coverage. In 2004, American Southern increased its premium writings in the general liability, primarily artisan and small contractors, and surety lines of business and expects such trends to continue.

      The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Automobile liability	$18,944	$17,947	$22,748	$23,677	$22,795
Automobile physical damage	11,187	9,451	9,829	8,732	7,397
General liability	10,102	5,777	3,647	3,161	3,536
Property	3,862	3,819	3,627	3,386	3,383
Surety	3,967	364	63	67	61

Total	$48,062	$37,358	$39,914	$39,023	$37,172

      Georgia Casualty. Georgia Casualty is a property-casualty insurance company providing workers’ compensation, commercial property, general liability, commercial automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States. Georgia Casualty’s primary marketing focus is on accounts with low to moderate hazard grades, ranging from $20,000 to $250,000 in written premiums. In addition to the wide range of commercial products available, Georgia Casualty offers customized extension endorsements for six classes of business, including, but not limited to, light manufacturing, restaurants, golf clubs and artisan contractors. These products, along with risk management and claims services, are offered through a network of independent agents. Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.
      The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Workers’ compensation	$11,608	$11,071	$10,592	$10,744	$16,741
Business automobile	9,470	8,767	7,388	5,412	4,918
General liability	351	2,272	1,761	2,610	2,531
Property	13,246	12,209	10,003	6,813	4,386

Total	$34,675	$34,319	$29,744	$25,579	$28,576

      Association Casualty. Association Casualty is a property-casualty insurance company that offers workers’ compensation, commercial property, commercial automobile, general liability, umbrella and inland marine coverages throughout Texas and surrounding states. Association Casualty has adopted a strategy consistent with that of Georgia Casualty and is focused on small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premiums. In addition to this wide range of products, customized coverages are offered to six classes of business, including restaurants, light manufacturing and country clubs. These particular products are coupled with specialized loss control and claims services and are offered through a network of independent agents. Association Casualty is licensed to do business in eight states.

      The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums for each of its principal product lines.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Workers’ compensation	$11,357	$13,196	$18,950	$22,784	$19,051
Business automobile	4,119	2,307	1,811	671	64
General liability	558	385	221	117	5
Property	6,647	4,464	3,080	1,001	81
Group accident and health	—	—	182	1,138	909

Total	$22,681	$20,352	$24,244	$25,711	$20,110

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity constitutes the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include: ordinary life, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement, accounted for 80.2% of Bankers Fidelity’s net earned premiums in 2004. Life insurance, including both whole and term life insurance policies, accounted for 19.8% of Bankers Fidelity’s premiums in 2004. In terms of the number of policies written in 2004, 31% were life policies and 69% were health policies.
      The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums for each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Life insurance	$12,934	$13,541	$15,421	$14,096	$13,445

Medicare supplement	49,575	46,190	42,298	38,268	31,295
Cancer, accident and other health	2,933	2,952	2,878	2,912	2,899

Total health	52,508	49,142	45,176	41,180	34,194

Total	$65,442	$62,683	$60,597	$55,276	$47,639

      Life Insurance Products include non-participating individual term and whole life insurance policies with a variety of riders and options.
      Medicare Supplement Insurance includes 7 of the 10 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.
      Cancer, Accident & Other Health Insurance coverages include several policies providing for payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including short-term care, accident expense, hospital/ surgical and disability.

Marketing

Property and Casualty Operations
      American Southern. A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid a moderate up-front commission with the potential for additional commission by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. In arrangements similar to those with its agents, the premium assumed from some of these parties is adjusted based upon the profitability of the assumed business. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can retain such business at contract renewal. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with AAA Carolinas to market personal automobile insurance to the members of the automobile club. This program produced gross written premiums of approximately $8.5 million during 2004.
      Association Casualty. Association Casualty is represented by a field force of 65 independent agencies with 85 locations in Texas for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Association Casualty also offers a contingent profit sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals, and complemented by the assistance of the underwriting, loss control and claims staffs.
      Georgia Casualty. Georgia Casualty is represented by a field force of 67 independent agencies with 105 locations in eight states for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Georgia Casualty also offers a contingent profit-sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with general agents who, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days’ written notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract its sales forces at any time without incurring significant additional expense.
      Bankers Fidelity has implemented a selective agent qualification process and had 2,289 licensed agents as of December 31, 2004. The agents concentrate their sales activities in either the accident and health or life insurance product lines, although the company is currently promoting greater cross selling initiatives. During 2004, a total of 695 agents wrote policies on behalf of Bankers Fidelity.
      Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent several insurance companies. Bankers Fidelity, in an effort to motivate agents to market its products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions that immediately vest, simplified policy issue procedures, periodic sales incentive programs and, in some cases, protected sales territories determined based on specific counties and/or zip codes.

      Bankers Fidelity utilizes a distribution sales system which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographical territory to produce a minimum senior population of 25,000. Bankers Fidelity also recruits at a general agent level rather than at a managing general agent level in an effort to reduce commission expenses further.
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
Underwriting

Property and Casualty Operations
      American Southern specializes in the handling of block accounts, such as states and municipalities that generally are sufficiently large to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty and Association Casualty internally underwrite all of their individual accounts.
      During the course of the policy year, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each product line are reviewed on a stand-alone basis. When the results are below expectations, management takes appropriate corrective action which may include raising rates, reviewing underwriting standards, reducing commissions paid to agents, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

Life and Health Operations
      Bankers Fidelity issues a variety of products for both life and health, which include senior life products typically with small face amounts of not less than $1,000 and up to $30,000 and Medicare supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2004 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life (see “Reinsurance”).
      Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon information obtained from the insured, the Medical Information Bureau (“M.I.B.”) report, paramedical testing, and/or medical records, special testing may be ordered. If deemed necessary, Bankers Fidelity may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/ No health related questions is submitted. For these plans, a M.I.B. report is ordered, however, paramedical testing and medical records are not ordered in most cases. All applications for individuals age 60 and above are verified by telephone interview.

Policyholder and Claims Services
      The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see “Competition”). Additionally, the Company believes that its insureds are particularly sensitive to claims processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company’s policyholder and claims services seek to offer expeditious disposition of service requests by providing toll-free access for all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes a state-of-the-art automatic call distribution system to ensure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.
      The Company supports a Customer Awareness Program as the basis for its customer service philosophy. All personnel are required to attend customer service classes. Customer service hours of operation have been expanded in all service areas to serve customers and agents in all domestic time zones.

Property and Casualty Operations
      American Southern, Association Casualty, and Georgia Casualty control their claims costs by utilizing an in-house staff of claim supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, a claim file is established. The claims department then conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, updates the file for the findings and any required reserve adjustments. The property and casualty companies frequently utilize independent adjusters and appraisers to service claims which require on-site inspections.

Life and Health Operations
      Insureds may obtain claim forms by calling the claims department customer service group or through Bankers Fidelity’s website. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt. With regard to Medicare supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically by using a Medicare clearing house.

Reserves
      The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Balance at January 1	$150,092	$148,691	$143,515
Less: Reinsurance recoverables	(41,752)	(39,380)	(47,729)

Net balance at January 1	108,340	109,311	95,786

Incurred related to:
Current year	111,220	98,536	104,724
Prior years	(1,899)	139	(57)

Total incurred	109,321	98,675	104,667

Paid related to:
Current year	67,020	56,229	52,253
Prior years	41,867	43,417	38,889

Total paid	108,887	99,646	91,142

Acquired reserves	930	—	—

Net balance at December 31	109,704	108,340	109,311
Plus: Reinsurance recoverables	57,429	41,752	39,380

Balance at December 31	$167,133	$150,092	$148,691

      Reserves are set by line of business within each of the subsidiaries and a single line of business may be written in one or more of the subsidiaries. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling the claim. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail lines of business generally include workers’ compensation and general liability; the short-tail lines of business generally include property and automobile coverages.
      The Company’s actuaries regularly review reserves for both current and prior accident years using the most current claims data. These regular reviews incorporate a variety of actuarial methods (as discussed in Critical Accounting Estimates below) and judgments and involve a disciplined analysis. For most lines of business, certain actuarial methods and specific assumptions are deemed more appropriate based on the current circumstances affecting that line of business. These selections incorporate input from claims personnel and operating management on reported loss cost trends and other factors that could affect the reserve estimates.
      For long-tail lines of business, emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported reserves (“IBNR”) for the early stages of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses emerge in the early periods is generally not as reliable an indication of the ultimate loss costs as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early stages of loss emergence is therefore largely influenced by statistical analysis and application of prior accident years’ loss ratios after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.
      For short-tail lines of business, emergence of paid loss and case reserves is credible and likely indicative of ultimate losses. The method used to set reserves for these lines is based upon utilization of a historical development pattern for reported losses. IBNR reserves for the current year are set as difference between the estimated fully developed ultimate losses for each year, less the established, related case reserves and cumulative related payments. IBNR reserves for prior accident years are similarly determined, again relying on an indicated, historical development pattern for reported losses.
      Based on the results of regular reserve reviews, the Company will determine the appropriate reserve adjustment, if any, to record. Recorded reserve estimates are changed after consideration of numerous factors, including, but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indication in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to recognize changes in estimates to ultimate losses in the mature accident years and less volatile lines of business.
      Estimating case reserves and ultimate losses involves various considerations which differ according to line of business. Workers’ compensation is a significant line of business for the Company and is the one line with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical inflation, which has been increasing steadily over the past few years. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. Likewise, general liability can also have a long pattern of loss emergence. Given the broad nature of potential general liability coverages, investigative time periods may be extended and coverage questions may exist. Such uncertainties create greater imprecision in estimating required levels of loss reserves. The property and automobile lines of business generally have less variable reserve estimates than other lines. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends. Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.
      Components of the Company’s reserves for losses and claims by product line at December 31, 2004 were as follows:

	Case	IBNR	Total

	(In thousands)
Workers’ compensation	$42,282	$21,406	$63,688
Business automobile	19,205	15,630	34,835
Personal automobile/ physical damage	3,135	955	4,090
General & other liability	6,233	7,019	13,252
Commercial multi peril	11,384	16,931	28,315
Other lines (including life)	2,309	1,712	4,021
Medicare supplement	443	9,335	9,778
Unallocated loss adjustment reserves	824	8,330	9,154

Total reserves for losses and claims	$85,815	$81,318	$167,133

      The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2004 review indicated that reserves could be as much as 5.8% lower or as much as 4.9% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material.

Property and Casualty Operations
      The Company’s property and casualty operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE and are not discounted. The property and casualty operations also maintain incurred but not reported reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by qualified actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results.
      The property and casualty operations establish reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is continually reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.
      The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of the property and casualty operations’ insurance lines from 1994 through 2004. Development from acquired companies are included from the year of acquisition. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.
      The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2004. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

	(In thousands)
Reserve for losses and LAE	$156,415	$139,560	$139,802	$135,948	$126,263	$120,235	$81,070	$81,657	$79,776	$74,677	$35,492
Cumulative paid as of:
One year later		52,420	48,628	52,644	48,780	38,957	26,357	25,799	25,925	30,117	5,581
Two years later			81,083	78,654	78,496	63,496	43,749	38,756	38,330	42,581	17,972
Three years later				98,580	93,599	80,824	54,408	48,330	45,073	49,288	21,193
Four years later					106,022	90,266	61,981	54,840	50,334	53,224	23,112
Five years later						100,393	66,467	58,891	53,833	56,517	24,635
Six years later							72,925	61,600	56,534	59,398	26,431
Seven years later								65,744	59,029	61,320	27,783
Eight years later									61,671	63,570	29,412
Nine years later										66,122	31,284
Ten years later											33,621
Ultimate losses and LAE reestimated as of:
End of year	156,415	139,560	139,802	135,948	126,263	120,235	81,070	81,657	79,776	74,677	35,492
One year later		146,058	143,771	136,606	130,415	115,019	80,174	75,243	76,269	79,620	30,813
Two years later			149,552	143,901	136,425	117,289	81,023	73,037	70,734	76,712	37,604
Three years later				146,775	140,039	122,099	83,149	75,199	68,816	73,383	37,974
Four years later					143,400	125,006	83,033	76,758	70,932	72,944	35,960
Five years later						129,797	83,182	76,832	72,430	74,695	37,986
Six years later							86,132	76,886	72,243	76,275	41,071
Seven years later								77,692	72,401	75,986	41,868
Eight years later									72,144	76,323	41,447
Nine years later										75,976	42,206
Ten years later											41,700
Cumulative redundancy (deficiency)		$(6,498)	$(9,750)	$(10,827)	$(17,137)	$(9,562)	$(5,062)	$3,965	$7,632	$(1,299)	$(6,208)
		-4.7%	-7.0%	-8.0%	-13.6%	-8.0%	-6.2%	4.9%	9.6%	-1.7%	-17.5%
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

Property and Casualty Operations
      American Southern. American Southern generally retains a maximum amount of $240,000 per occurrence. Limits per occurrence within reinsurance treaties are as follows: Fire, inland marine and commercial automobile — $125,000 excess $50,000 retention; All other lines vary by type of policy and generally have retentions in excess of $100,000, up to $240,000. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not subject to reinsurance.
      Association Casualty. Association Casualty retains a maximum amount of $300,000 per occurrence on workers’ compensation up to $20.0 million. Limits per occurrence within the reinsurance treaties are as follows: Automobile and general liability — $5.7 million excess $300,000 retention; Property — $2.7 million excess $300,000 retention. The property lines of coverage are protected with an excess of loss treaty, which affords recovery for property losses in excess of $3.0 million up to a maximum of $15.0 million. Association Casualty maintains a property catastrophe reinsurance treaty with a $7.15 million limit excess of $350,000.
      Georgia Casualty. Georgia Casualty’s basic reinsurance treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the reinsurance treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $10.0 million; Liability — $10.0 million; and Surety — $10.0 million. Georgia Casualty maintains a property catastrophe reinsurance treaty with a $7.15 million limit excess of $350,000 retention. During 2004, Georgia Casualty entered into a quota share reinsurance agreement with Association Casualty to cover 15% of the first $300,000 of occurrence losses and the first $350,000 of catastrophe losses on policies classified as casualty business written from January 1, 2004 to December 31, 2004. Also in 2004, Georgia Casualty terminated its 2003 10% quota share contract with Association Casualty as of December 31, 2004.

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity has entered into reinsurance contracts ceding the excess of their retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2004, Bankers Fidelity reinsured $28.6 million of the $288.8 million of life insurance in force, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

Competition

Property and Casualty Operations
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
      Association Casualty. The Texas market, historically Association Casualty’s primary market, is extremely competitive. Association Casualty’s competition comes from carriers that are of a larger size than Association Casualty as well as the state fund that writes monoline workers’ compensation. Association Casualty’s strong focus and commitment to its target markets has enabled it to forge stronger ties with the agency networks that represent the company. Insurance products that provide a full range of commercial coverage, as well as customized loss control and claims services, position the agency partners to compete effectively within their respective geographic locations. Association Casualty generally writes workers’ compensation coverage as a part of the total insurance package. Flexible commission agreements award the greatest commissions to those agents that demonstrate loyalty and commitment to Association Casualty through continued premium growth and profitability. This further allows Association Casualty to be competitive in the marketplace.
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

Life and Health Operations
      The life and health insurance business remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources. Bankers Fidelity focuses on three core products in the senior market; Medicare supplement, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that the primary competitors in this market are Continental Life, Standard Life & Accident, Lincoln Heritage Life, United American, American Pioneer and Blue Cross/ Blue Shield. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity has expanded into other markets through cross-selling strategies with the company’s sister property and casualty affiliations, offering turn-key marketing programs to facilitate business through these relationships. Bankers Fidelity continues to expand in niche markets through long-term relationships with a select number of independent marketing organizations including credit union business and association endorsements. Bankers Fidelity has a proven track record of competing in its chosen markets through long-standing relationships with independent agents by providing proprietary marketing initiatives and outstanding service to distribution and policyholders. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.
Ratings
      Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important measures within the insurance industry, and improved ratings should have a favorable impact on the ability of a company to compete in the marketplace.
      Each year A.M Best Company, Inc. (“A.M. Best”) publishes Best’s Insurance Reports, which includes assessments and ratings of all insurance companies. A.M. Best’s ratings, which may be revised quarterly, fall into fifteen categories ranging from A++ (Superior) to F (in liquidation). A.M. Best’s ratings are based on a detailed analysis of the statutory financial condition and operations of an insurance company compared to the industry in general.
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
      A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2004, securities with an amortized cost of $17.2 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.
      Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments has increased significantly in recent years. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For 2004, 2003, and 2002, the amounts expensed by the Company were $0.6 million, $0.5 million, and $0.4 million, respectively.
      Workers’ compensation insurance carriers authorized to transact business in certain states are required to participate in second injury trust funds of those states. A second injury fund is a state-mandated monetary reserve designed to remove financial disincentives from employment of individuals with disabilities. Without a second injury fund, the employer or insurer might be required to absorb full indemnity and/or medical and rehabilitation costs if a worker suffered increased disability from a work-related injury because of a pre-existing condition. Second injury funds are used to reimburse indemnity and medical costs to employer/insurers on accepted, qualified second injury cases. In 2003 and 2002, the Company experienced significant increases in second injury trust fund assessments. For 2004, 2003, and 2002, the amounts expensed by the Company in connection with such assessments were $1.1 million, $1.8 million, and $1.8 million, respectively.
NAIC Ratios
      The National Association of Insurance Commissioners (the “NAIC”) was established to, among other things, provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of 13 financial ratios prepared on a statutory basis. The annual statements are submitted to state insurance departments to assist them in monitoring insurance companies in their state and to set forth a desirable range in which companies should fall in each such ratio.
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
      For the year ended December 31, 2004, Bankers Fidelity was within the NAIC “usual” range for all 13 financial ratios. American Southern was outside the “usual” range on one ratio: the change in net writings. The change in net writings variance resulted from the significant premium growth during 2004. Association Casualty was outside the “usual” range on one ratio: the investment yield. The investment yield ratio variance resulted from declining yields in Association Casualty’s investment portfolio. Georgia Casualty was outside the “usual” range on three ratios: the two year overall operating ratio variance, the two year reserve development to policyholders’ surplus, and the estimated current reserve deficiency to policyholders’ surplus. The two year overall operating ratio variance was primarily due to hurricane related expenses in addition to several large losses. The two year reserve development to policyholders’ surplus estimate and the current reserve deficiency to policyholders’ surplus variances were primarily attributable to adverse development on prior year losses.
Risk-Based Capital
      Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2004, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments
      Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed maturities:
U.S. Government agencies and authorities	$125,855	41.7%	$121,521	39.1%	$120,348	44.2%
States, municipalities and political subdivisions	1,144	0.4	1,446	0.5	3,064	1.1
Public utilities	5,939	2.0	7,309	2.3	8,074	3.0
Convertibles and bonds with warrants attached	—	—	—	—	—	—
All other corporate bonds	71,327	23.6	73,868	23.8	49,038	18.0
Redeemable preferred stock	24,900	8.2	24,205	7.8	25,180	9.3
Certificates of deposit	300	0.1	1,100	0.3	1,306	0.5

Total fixed maturities(1)	229,465	76.0	229,449	73.8	207,010	76.1
Common and non-redeemable preferred stocks(2)	38,407	12.7	44,000	14.2	32,062	11.8
Mortgage, policy and student loans(3)	5,318	1.8	5,564	1.8	5,739	2.1
Other invested assets(4)	4,569	1.5	4,639	1.5	5,031	1.9
Real estate	38	—	—	—	—	—
Investment in unconsolidated trusts	1,238	0.4	1,238	0.4	542	0.2
Short-term investments(5)	23,073	7.6	25,819	8.3	21,487	7.9

Total investments	$302,108	100.0%	$310,709	100.0%	$271,871	100.0%

(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Total cost of fixed maturities was $226.5 million as of December 31, 2004, $223.2 million as of December 31, 2003, and $200.7 million as of December 31, 2002.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Certain non-redeemable preferred stocks do not have quoted values, and are carried at estimated fair value as determined by management. Total cost of equity securities was $14.7 million as of December 31, 2004, $21.7 million as of December 31, 2003, and $17.1 million as of December 31, 2002.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated fair value and those in which the Company has significant influence are accounted for using the equity method. Total cost of other invested assets was $4.6 million as of December 31, 2004, $4.6 million as of December 31, 2003, and $5.3 million as of December 31, 2002.

(5)	Short-term investments are valued at cost, which approximates market value.

      Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Average investments(1)	$290,256	$283,873	$246,704
Net investment income	15,640	15,359	13,793
Average yield on investments	5.39%	5.41%	5.59%
Realized investment gains, net	2,199	360	587

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.
      Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.
Employees
      The Company and its subsidiaries employed 279 people at December 31, 2004.
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
Available Information
      The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like Atlantic American that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at http://www.atlanticamericancorp.com.
Executive Officers of the Registrant
      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2005, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	81	Chairman of the Board	1974
Hilton H. Howell, Jr.	42	Director, President & CEO	1992
John G. Sample, Jr.	48	Senior Vice President & CFO	2002
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
      Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. He also serves in the following capacities at subsidiaries of the Company: Director of Georgia Casualty, Director of Association Casualty, and Director of Bankers Fidelity. Prior to joining the Company in July 2002, he was a partner of Arthur Andersen LLP since 1990. He is also a director of 1st Franklin Financial Corporation.
Forward-Looking Statements
      Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others: unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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
      Self Insurance Administrators, Inc. (“SIA”), a non-insurance subsidiary of the Company, leases space for its office in a building located in Duluth, Georgia. The lease term expires March 31, 2008. Under the terms of the lease, SIA occupies 2,266 square feet.

Item 3.	Legal Proceedings
      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such exposures through the establishment of loss and loss adjustment expense reserves. Subject to the uncertainties inherent in litigation, management expects that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for probable losses and costs of defense, will not be material to the Company’s consolidated financial condition, although the results of such litigation could be material to the consolidated results of operations for any given period.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 18, 2005, there were 4,019 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported on the Nasdaq National Market.

Year Ended December 31,	High	Low

2004
1st quarter	$3.62	$2.80
2nd quarter	3.15	2.35
3rd quarter	3.18	2.61
4th quarter	3.18	2.87
2003
1st quarter	$1.84	$0.95
2nd quarter	2.90	1.17
3rd quarter	2.75	2.16
4th quarter	3.32	2.30
      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of accumulated statutory earnings or statutory net income before recognizing realized investment gains. The Company’s principal insurance subsidiaries had the following accumulated statutory earnings as of December 31, 2004: Georgia Casualty — $22.3 million, American Southern — $34.6 million, Association Casualty — $19.1 million, Bankers Fidelity Life — $35.5 million. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.
Equity Compensation Plan Information
      The following table sets forth, as of December 31, 2004, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities remaining available for grant under these plans:

			Weighted-		Number of securities
			average exercise		remaining available for
	Number of securities		price of		future issuance under
	to be issued upon		outstanding		equity compensation
	exercise of		options,		plans (excluding
	outstanding options,		warrants and		securities reflected in
Plan Category	warrants and rights		rights		the first column)

Equity compensation plans approved by security holders	772,500		$1.59		2,514,837
Equity compensation plans not approved by security holders	—	(1)	—	(1)	—	(1)

Total	772,500		$1.59		2,514,837

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

Issuer Purchases of Equity Securities
      On May 2, 1995, the Board of Directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company’s common stock (the “Repurchase Plan”). As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases can be made from time to time in accordance with applicable securities laws and other requirements.
      Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.
      The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended December 31, 2004.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 — October 31, 2004	—	$—	—	649,603
November 1 — November 30, 2004	4,530	3.13	4,530	645,073
December 1 — December 31, 2004	13,831	3.10	13,831	631,242

Total	18,361	$3.11	18,361

Item 6.	Selected Financial Data

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Insurance premiums	$170,860	$154,712	$154,499	$145,589	$133,497
Investment income	15,860	15,628	14,011	14,317	15,552
Other income	1,183	900	1,148	1,694	1,287
Realized investment gains, net	2,199	360	587	1,708	1,922

Total revenue	190,102	171,600	170,245	163,308	152,258

Insurance benefits and losses incurred	113,077	102,343	109,109	106,896	97,628
Other expenses	72,704	62,732	58,033	52,159	49,874

Total benefits and expenses	185,781	165,075	167,142	159,055	147,502

Income before income taxes and cumulative effect of change in accounting principle	4,321	6,525	3,103	4,253	4,756
Income tax (benefit) expense	(696)	(319)	(498)	656	1,124

Income before cumulative effect of change in accounting principle	5,017	6,844	3,601	3,597	3,632
Cumulative effect of change in accounting principle(1)	—	—	(15,816)	—	—

Net income (loss)	$5,017	$6,844	$(12,215)	$3,597	$3,632

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.18	$.26	$.10	$.10	$.12
Cumulative effect of change in accounting principle(1)	—	—	(.74)	—	—

Net income (loss)	$.18	$.26	$(.64)	$.10	$.12

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.18	$.25	$.10	$.10	$.12
Cumulative effect of change in accounting principle(1)	—	—	(.73)	—	—

Net income (loss)	$.18	$.25	$(.63)	$.10	$.12

Tangible book value per common share(2)	$3.42	$3.30	$2.79	$2.49	$2.26
Common shares outstanding	21,213	21,199	21,374	21,246	21,157
Total assets	$470,511	$443,552	$421,524	$412,019	$375,777
Total long-term debt	$51,488	$53,238	$48,042	$44,000	$46,500
Total debt	$53,238	$56,238	$50,042	$44,000	$46,500
Total shareholders’ equity	$88,960	$86,893	$78,540	$87,526	$83,240

(1)	Represents a cumulative effect of change in accounting principle with respect to the adoption of Statement of Financial Accounting Standards No. 142 regarding goodwill.

(2)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the three years in the period ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.
      Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products offered; although management is conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation and increase efficiencies.
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
      Unpaid loss and loss adjustment expense comprised 44% of the Company’s liabilities at December 31, 2004. This obligation includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2004, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2004 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2004. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2004 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.
      Future policy benefits comprised 13% of the Company’s total liabilities at December 31, 2004. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.
      Deferred acquisition costs comprised 6% of the Company’s total assets at December 31, 2004. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.
      Receivables are amounts due from reinsurers, insureds and agents and comprised 23% of the Company’s total assets at December 31, 2004. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company using various data sources performs an analysis of the credit worthiness of the Company’s reinsurers. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.
      Cash and investments comprised 68% of the Company’s total assets at December 31, 2004. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently have a greater degree of judgement and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.
      Deferred income taxes comprised less than 1% of the Company’s total assets at December 31, 2004. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized.

In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.
      Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.
Overall Corporate Results

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue
Property and Casualty:
American Southern	$53,277	$42,202	$44,353
Association Casualty	25,278	22,776	26,619
Georgia Casualty	39,046	37,523	33,093

Total property and casualty	117,601	102,501	104,065
Life and Health:
Bankers Fidelity	71,369	68,333	65,276
Corporate and Other	1,132	766	904

Total revenue	$190,102	$171,600	$170,245

Income (loss) before income taxes and cumulative effect of change in accounting principle
Property and Casualty:
American Southern	$8,024	$7,847	$6,621
Association Casualty	2,094	(612)	(1,981)
Georgia Casualty	(5,463)	1,115	(178)

Total property and casualty	4,655	8,350	4,462
Life and Health:
Bankers Fidelity	5,863	5,269	4,065
Corporate and Other	(6,197)	(7,094)	(5,424)

Total income before income taxes and cumulative effect of change in accounting principle	$4,321	$6,525	$3,103

Net income (loss)	$5,017	$6,844	$(12,215)

      On a consolidated basis, the Company had net income of $5.0 million, or $0.18 per diluted share in 2004. Net income was $6.8 million, or $.25 per diluted share in 2003. In 2002, the Company had a net loss of $12.2 million, or $.63 per diluted share. The net loss for 2002 was primarily the result of a non-cash charge of $15.8 million to reflect a change in accounting for goodwill. Total revenue for 2004 increased $18.5 million, or 10.8%, to $190.1 million from $171.6 million in 2003. The increase was primarily attributable to new program business at American Southern as well as premium growth generated by established agents and new agency appointments at Georgia Casualty. Premium revenue for 2004 increased $16.1 million, or 10.4%, over 2003. Total revenue for 2003 increased slightly to $171.6 million from $170.2 million in 2002. The slight increase in revenue during 2003 was primarily due to the non-renewal of several accounts that were unprofitable in addition to the loss of one of the Company’s larger contracts early in the second quarter of 2003, offset primarily by new business and premium increases on existing business. The decrease in net income during 2004 from 2003 was primarily due to hurricane related expenses of $3.8 million in the property and casualty operations as well as a $3.1 million reinsurance premium accrual related to the settlement of an arbitration proceeding between

Georgia Casualty and a former reinsurance provider, described below. The Company’s 2004 financial results were directly impacted by insured losses caused by four hurricanes, Charlie, Frances, Ivan, and Jeanne, all of which inflicted substantial damage, primarily in Florida. Further, the Company entered into arbitration relating to an ongoing dispute with respect to a provision related to Georgia Casualty’s reinsurance agreements for the two most recent contract periods with a former reinsurer, PMA Capital Insurance Company (“PMA Re”). This matter was arbitrated during the last week of 2004 and on January 4, 2005, PMA Re was awarded $3.1 million. The decrease in 2004 net income was partially offset by a $1.3 million deferred tax benefit related to a reduction of the Company’s valuation allowance compared to a similar $1.5 million and $1.3 million deferred tax benefit in 2003 and 2002, respectively. The reduction of the valuation allowance was the result of reassessment as to the realization of certain net operating loss carry forwards. Also, during 2004, the Company recognized no tax benefit related to prior years’ alternative minimum tax payments; however, in 2003, the Company recognized a tax benefit of approximately $1.0 million related to such amounts. The Company had net realized investment gains of $2.2 million in 2004 compared to gains of $0.4 and $0.6 million in 2003 and 2002, respectively.
      The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.
      A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.
Underwriting Results

American Southern
      The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Gross written premiums	$60,278	$44,393	$48,713
Ceded premiums	(9,268)	(6,435)	(6,878)

Net written premiums	$51,010	$37,958	$41,835

Net earned premiums	$48,062	$37,358	$39,914
Net losses and loss adjustment expenses	24,795	20,977	26,353
Underwriting expenses	20,458	13,378	11,379

Underwriting income	$2,809	$3,003	$2,182

Loss ratio	51.6%	56.2%	66.0%
Expense ratio	42.6	35.8	28.5

Combined ratio	94.2%	92.0%	94.5%

      Gross written premiums at American Southern increased $15.9 million, or 35.8%, during 2004 as compared to 2003. The increase in premiums was primarily attributable to new business opportunities in 2004 subsequent to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract had previously represented annualized premiums of $14.3 million, or approximately 10% of annualized premium revenue for Atlantic American. Since losing that significant contract, American Southern has been successful in replacing the lost business with new accounts from a more diversified group of clients by underwriting several new programs, specifically in the general liability and surety lines of business. In addition, American Southern has generated new business and premium growth through new agency appointments and established agents.

      Ceded premiums increased $2.8 million, or 44%, during 2004 as compared to 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. In 2004, American Southern also experienced an increase in reinsurance rates of approximately 13% that resulted in a higher effective rate of premiums ceded as compared to 2003 due to increases in the volume of American Southern’s general liability business.
      Gross written premiums at American Southern decreased $4.3 million, or 8.9%, during 2003 as compared to 2002. The decrease in premiums was attributable to the loss of American Southern’s largest account, partially offset by new business opportunities.
      Ceded premiums decreased $0.4 million, or 6.4%, during 2003 as compared to 2002. Although American Southern experienced an increase in reinsurance rates in 2003, the effective percent of premiums ceded to premiums earned remained virtually unchanged in 2003 from 2002. Rate increases were offset by a reduction in reinsurance costs attributable to the loss of American Southern’s largest account discussed previously. This contract had higher reinsurance costs than the other accounts in American Southern’s book of business.
      American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of a significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of any one or more contracts in the future. Further, profit margins on contracts vary significantly and new business opportunities may not be as profitable as non-renewed contracts.
      The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Automobile liability	$18,944	$17,947	$22,748
Automobile physical damage	11,187	9,451	9,829
General liability	10,102	5,777	3,647
Property	3,862	3,819	3,627
Surety	3,967	364	63

Total earned premium	$48,062	$37,358	$39,914

      Net earned premiums for 2004 increased $10.7 million, or 28.7%, over 2003. The increase during 2004 reflects increased earned premiums from new business written in the fourth quarter of 2003 and continuing in 2004. American Southern increased its business writings in the general liability and surety lines of business beginning in the second half of 2003 and, as indicated in the table above, such trends continued in 2004.
      Net earned premiums for 2003 decreased $2.6 million, or 6.4%, from 2002 primarily due to the loss of American Southern’s largest contract, partially offset by the new, more diversified business written in 2003.
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
      The combined ratio for American Southern increased to 94.2% in 2004 from a combined ratio of 92.0% in 2003. The loss ratio decreased to 51.6% in 2004 from 56.2% in 2003. The decrease in the loss ratio during 2004 was primarily attributable to changes in American Southern’s book of business. The increased focus on new business writings in general liability and surety that began in the second half of 2003 resulted in a decrease in the loss ratio due to favorable loss experience in those lines of business during 2004. The 2004 hurricane related losses in the state of Florida, which contributed $1.0 million to the hurricane related expenses within the property and casualty operations partially offset the reported improvement in the loss ratio. The expense ratio for 2004 increased to 42.6% from 35.8% in 2003. The increase in the expense ratio for 2004 is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. The majority of American Southern’s business is structured in such a way that the agents are rewarded or penalized based upon the loss ratio of the business they submit. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. As a result of this arrangement, in periods where losses and the loss ratio decrease, commission and underwriting expenses increase. American Southern continues to experience increased acquisition costs associated with new programs and accounts the company has underwritten in 2004. As a percentage of gross written premiums, net fixed commissions increased to 16.3% in 2004 from 14.2% in 2003. Total commissions (fixed plus variable) increased to 26.3% in 2004 from 21.3% in 2003.
      The combined ratio for American Southern decreased to 92.0% in 2003 from a combined ratio of 94.5% in 2002. The loss ratio decreased to 56.2% in 2003 from 66.0% in 2002. The decrease in the loss ratio during 2003 was primarily attributable to the loss of American Southern’s largest account upon the termination of a contract, which expired on April 30, 2003. American Southern’s loss ratio in 2003 improved significantly as it benefited from a substantial reduction in automobile claims related to this account. The expense ratio in 2003 increased to 35.8% from 28.5% in 2002. The increase in the expense ratio in 2003 was primarily due to American Southern’s business structure, which compensates agents in relation to the profitability of business they write. Also contributing was the increase in fixed commissions due to new business opportunities. As a percentage of gross written premiums, net fixed commissions increased to 14.2% in 2003 from 9.2% in 2002.

Association Casualty
      The following table summarizes, for the periods indicated, Association Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Direct written premiums	$22,322	$23,259	$26,786
Assumed written premiums(1)	5,913	3,594	—

Gross written premiums	28,235	26,853	26,786
Ceded premiums	(4,703)	(4,584)	(4,166)

Net written premiums	$23,532	$22,269	$22,620

Net earned premiums	$22,681	$20,352	$24,244
Net losses and loss adjustment expenses	13,785	15,245	20,402
Underwriting expenses	9,399	8,143	8,198

Underwriting loss	$(503)	$(3,036)	$(4,356)

Loss ratio	60.8%	74.9%	84.2%
Expense ratio	41.4	40.0	33.8

Combined ratio	102.2%	114.9%	118.0%

(1)	Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation.
      Gross written premiums at Association Casualty increased $1.4 million, or 5.1%, during 2004 as compared to 2003. The increase in gross written premiums was due solely to the increased cession from Georgia Casualty, partially offset by a decrease in the amount of direct written premiums that has resulted from the continued evaluation of certain business and implementation of certain minimum account standards. Consequently, Association Casualty’s policy retention rates, specifically in the monoline workers’ compensation line of business, have declined resulting in lower workers’ compensation premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for general liability, property and automobile offseting lower levels of workers’ compensation business.
      Ceded premiums at Association Casualty increased $0.1 million, or 2.6%, during 2004 as compared to 2003. Excluding assumed written premiums of $5.9 million and $3.6 million in 2004 and 2003, respectively, that were not subject to reinsurance, premiums ceded as a percentage of direct written premiums increased to 21.1% in 2004 from 19.7% in 2003 primarily due to changes in the mix of business and average increase in overall rates.
      Gross written premiums at Association Casualty increased $0.1 million in 2003 from 2002. The slight increase in gross written premiums was due primarily to new business in addition to $3.6 million in premiums assumed from Georgia Casualty under a quota share agreement, offset by the non-renewal of approximately $3.9 million in gross written premiums for certain accounts that were not profitable. In 2003, Association Casualty continued to re-underwrite the workers’ compensation book of business, increase rates on renewal business, and increase business writings for commercial lines other than workers’ compensation such as general liability, property and automobile.
      Ceded premiums at Association Casualty increased $0.4 million, or 10.0%, during 2003 from 2002. In 2003, Association Casualty’s primary reinsurance agreement expired. Due to the proposed renewal rates and terms associated therewith, Association Casualty terminated the relationship with its then-existing reinsurer and entered into a new reinsurance agreement. The new reinsurance rates resulted in a prospective pricing increase over previous rates. Furthermore, Association Casualty experienced higher reinsurance rates due to the change in the company’s book of business. Ceded premiums increased disproportionately due to the higher reinsurance costs associated with these new lines of business. Excluding assumed written premiums of $3.6 million in 2003 that were not subject to reinsurance and did not exist in 2002, reinsurance premiums ceded as a percentage of direct written premiums increased to 19.7% in 2003 from 15.6% in 2002.
      The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Workers’ compensation	$11,357	$13,196	$18,950
Business automobile	4,119	2,307	1,811
General liability	558	385	221
Property	6,647	4,464	3,080
Group accident and health	—	—	182

Total earned premium	$22,681	$20,352	$24,244

      Net earned premiums increased $2.3 million, or 11.4%, during 2004 as compared to 2003 primarily due to increased assumed business from Georgia Casualty.
      Net earned premiums decreased $3.9 million, or 16.1%, during 2003 as compared to 2002 primarily due to the reasons discussed previously.
      The combined ratio for Association Casualty decreased to 102.2% in 2004 from 114.9% in 2003. The loss ratio decreased to 60.8% in 2004 from 74.9% in 2003. The decrease in the loss ratio was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. Association Casualty’s overall number of claims reported and the severity of those claims has decreased significantly. The expense ratio increased to 41.4% in 2004 from 40.0% in 2003 primarily due to increased data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty.
      The combined ratio for Association Casualty decreased to 114.9% in 2003 from 118.0% in 2002. The loss ratio decreased to 74.9% in 2003 from 84.2% in 2002. The decrease in the loss ratio was primarily due to the re-underwriting of its workers’ compensation book of business. Although Association Casualty benefited from the re-underwriting of its workers’ compensation business, it continued to be adversely impacted by the liberal interpretation of the workers’ compensation laws in the state of Texas. Interpretive changes in the application of “life time medical” and “impairment rating” provisions of Texas workers’ compensation laws resulted in increased medical costs and the need to provide for additional reserves. In 2003, Association Casualty increased pricing and improved underwriting criteria to help to mitigate these costs, as well as others. The expense ratio increased to 40.0% in 2003 from 33.8% in 2002, primarily as a result of a consistent level of fixed expenses coupled with a decrease in earned premiums.

Georgia Casualty
      The following table summarizes, for the periods indicated, Georgia Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Gross written premiums	$65,345	$55,347	$52,406
Ceded premiums	(17,479)	(14,481)	(17,889)
Ceded premium(1)	(5,913)	(3,594)	—

Net written premiums	$41,953	$37,272	$34,517

Net earned premiums	$34,675	$34,319	$29,744
Net losses and loss adjustment expenses	28,670	22,258	19,950
Underwriting expenses	15,839	14,150	13,321

Underwriting loss	$(9,834)	$(2,089)	$(3,527)

Loss ratio	82.7%	64.9%	67.1%
Expense ratio	45.7	41.2	44.8

Combined ratio	128.4%	106.1%	111.9%

(1)	Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation.
      Gross written premiums at Georgia Casualty increased $10.0 million, or 18.1%, in 2004 as compared to 2003. The increase in premiums was primarily attributable to new business generated by existing agents as well as new agency appointments.
      Ceded premiums at Georgia Casualty increased $5.3 million, or 29.4%, in 2004 as compared to 2003. The increase in ceded premiums was due to several factors. First, as described previously, Georgia Casualty’s dispute with PMA Re was arbitrated and resulted in the award to PMA Re of $3.1 million. As a result of the award and in accordance with the arbitration agreement, Georgia Casualty accrued $3.1 million of additional ceded premiums in the fourth quarter of 2004. Also in 2004, Georgia Casualty accrued various hurricane related expenses, including $0.5 million in catastrophic reinstatement premiums and a $0.9 million reinsurance provisional rate adjustment. Such accruals were not necessary during the same period of 2003. These increases in ceded premiums were partially offset by the cession rate decrease in the quota share agreement. During 2004, Georgia Casualty operated pursuant to a 15% quota share reinsurance agreement with Association Casualty. In 2003, the quota share cession rate was 20% (10% with Association Casualty and 10% with a third party reinsurer). The elimination of the external quota share cession rate resulted in a decrease in total ceded premiums of approximately $2.5 million during 2004 as compared to 2003 when the cession rate was higher. Premiums ceded to Association Casualty increased $2.3 million, or 64.5%, in 2004 due to its higher quota share participation.
      Gross written premiums at Georgia Casualty increased $2.9 million, or 5.6%, in 2003 as compared to 2002. The increase in premiums was primarily attributable to new business and increased rates on renewal business. The increase in premiums was partially offset by the non-renewal of several large accounts in 2003 and the complete elimination of a substandard underwriting program, which began during the latter part of 2002. During 2003, approximately $4.3 million in gross written premiums were non-renewed from these initiatives.
      Ceded premiums at Georgia Casualty increased $0.2 million, or 1.0%, in 2003 as compared to 2002. The increase in ceded premiums was primarily due to the 10% quota share reinsurance agreement with Association Casualty that was established in 2003. Under this quota share agreement, Georgia Casualty ceded $3.6 million of premiums to Association Casualty in 2003, while no such premiums were ceded in

2002. Offsetting the increase in ceded premiums in 2003 was a reduction in the cession rate in the external quota share agreement. During 2003, the 30% quota share reinsurance agreement that Georgia Casualty had established in the first quarter of 2002 was decreased to a 20% rate (10% with Association Casualty and 10% with a third party reinsurer) retroactive to January 1, 2003. The reduction in the cession rate in the quota share agreement resulted in a decrease in ceded premiums of approximately $3.6 million in 2003 as compared to 2002.
      The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Workers’ compensation	$11,608	$11,071	$10,592
Business automobile	9,470	8,767	7,388
General liability	351	2,272	1,761
Property	13,246	12,209	10,003

Total earned premium	$34,675	$34,319	$29,744

      Net earned premiums increased $0.4 million, or 1.0%, during 2004 as compared to 2003 primarily as a result of increased premium writings. Also, the reduction in the quota share cession rate increased earned premiums by $1.3 million. The PMA Re arbitration award and the hurricane related reinsurance expense accruals that were discussed previously offset much of the increase in earned premiums in 2004. The significant decrease in the general liability line of business during 2004 was primarily due to increased treaty reinsurance cessions.
      Net earned premiums increased $4.6 million, or 15.4%, during 2003 as compared to 2002. The increase in earned premiums was due primarily to rate increases and new business. While the cession rate in the quota share was reduced from 40% in 2001 to 30% in 2002, the bulk of written premiums ceded at the 40% rate during 2001 were earned in 2002, resulting in lower earned premiums in 2002 as compared to 2003 when the cession rate in that quota share agreement was lower. Additionally, in 2003, net earned premiums at Georgia Casualty increased by $1.8 million due to another reduction in the cession rate in the quota share reinsurance agreement, as discussed previously.
      The combined ratio for Georgia Casualty increased to 128.4% in 2004 from 106.1% in 2003. The loss ratio increased to 82.7% in 2004 from 64.9% in 2003. The increase in the loss ratio was primarily attributable to hurricane related losses in the state of Florida that increased net losses by $1.4 million during 2004. Such losses did not occur in 2003. Also in 2004, Georgia Casualty incurred several additional large losses other than the hurricane related losses discussed previously. The expense ratio increased to 45.7% in 2004 from 41.2% in 2003. The increase in the expense ratio was due to several factors. First, during 2004, Georgia Casualty had a reduction in reinsurance profit sharing commissions of $0.4 million, which had been recognized in prior years, due to deteriorating loss experience from a number of similar claims specifically related to one accident year. Also, during 2003 there was a reversal of Georgia Casualty’s accrued 2002 policyholder dividend. The $0.4 million policyholder dividend liability was reversed due to substandard results from the workers’ compensation business in the states of Florida and Georgia, which decreased expenses in 2003 and resulted in a comparative increase to expenses in 2004. In addition, the PMA Re arbitration award of $3.1 million and the hurricane related reinsurance expense accruals of $1.4 million that occurred in 2004 decreased net earned premiums and, as a result, increased both the loss ratio and the expense ratio for 2004.
      The combined ratio for Georgia Casualty decreased to 106.1% in 2003 from 111.9% in 2002. The loss ratio decreased to 64.9% in 2003 from 67.1% in 2002. The decrease in the loss ratio was primarily attributable to better experience on Georgia Casualty’s net book of business during 2003 than in 2002. In 2003, Georgia Casualty incurred fewer large losses than in 2002. The expense ratio decreased to 41.2% in 2003 from 44.8% in 2002. The decrease in the expense ratio was primarily due to the reversal in 2003 of the company’s estimated accrued 2002 policyholder dividend of $0.4 million due to substandard results from the workers’ compensation business, as described above. In 2003 and 2002, Georgia Casualty accrued and expensed $(0.4) million and $0.5 million, respectively, for policyholder dividends.

Bankers Fidelity
      The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Medicare supplement	$49,575	$46,190	$42,298
Other health products	2,933	2,952	2,878
Life insurance	12,934	13,541	15,421

Total earned premium	65,442	62,683	60,597

Insurance benefits and losses	45,827	43,863	42,404
Underwriting expenses	19,679	19,201	18,807

Total expenses	65,506	63,064	61,211

Underwriting loss	$(64)	$(381)	$(614)

      Premium revenue at Bankers Fidelity increased $2.8 million, or 4.4%, during 2004 as compared to 2003. The most significant increase in premium was in the Medicare supplement line of business, which increased $3.4 million, or 7.3%, in 2004 as compared to 2003. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. In 2004, the company’s key states in terms of premium revenue were Georgia, Pennsylvania, Ohio, Utah and West Virginia, which collectively accounted for approximately 58% of total earned premium for 2004. The Medicare supplement line of business in these states increased approximately $3.1 million as compared to 2003. Significant rate increases that were implemented in varying amounts by state and plan in 2003 resulted in increased revenues in 2004. Premiums from the life insurance line of business decreased $0.6 million, or 4.5%, during 2004 due to a decline in sales related activities. During 2004, Bankers Fidelity purchased a block of Medicare supplement business with estimated annualized premium of approximately $4.5 million. This new block of business, with the new agent relationships it brought, should allow Bankers Fidelity to grow its business in the state of Ohio.
      Premium revenue at Bankers Fidelity increased $2.1 million, or 3.4%, during 2003 as compared to 2002. The Medicare supplement line of business increased $3.9 million, or 9.2%, and accounted for 74% of total 2003 earned premiums. In 2003, the company’s key states in terms of premium revenue were Georgia, Indiana, Pennsylvania, Utah and West Virginia, which accounted for approximately 60% of total earned premium for 2003. The Medicare supplement line of business in these states increased approximately $1.5 million in 2003 as compared to the same period in 2002. During 2003, rate increases were implemented in varying amounts by state and plan. Rate increases that were implemented in 2002 resulted in increased revenue and profitability in 2003. During the same time, the life insurance line of business decreased $1.9 million, or 12.2%. During 2002, Bankers Fidelity contracted varying amounts of whole life insurance to certain former workers at Cub Foods for a single life premium of $1.2 million, which did not occur in 2003. The lack of such a significant contract in 2003 as well as a decline in qualified leads resulted in a lower level of life insurance premiums in 2003 than in 2002.
      The increase in both “benefits and losses” and “underwriting expenses” during 2004 and 2003 was primarily attributable to the increase in premiums for those periods. As a percentage of premiums, benefits and losses were approximately 70.0% for all years presented. The rate increases implemented by Bankers Fidelity on the Medicare supplement line of business helped to mitigate the impact of higher medical costs.

      Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, commissions and underwriting expenses were 30.1% in 2004 compared to 30.6% in 2003 and 31.0% in 2002.
Investment Income and Realized Gains
      Investment income for 2004 of $15.9 million increased slightly by $0.2 million, or 1.5%, from 2003. Investment income for 2003 of $15.6 million increased $1.6 million, or 11.5%, from 2002. The increase in investment income during 2003 was primarily due to a shift from short-term investments to higher yielding fixed maturities. The Company’s investment in fixed maturities increased from $207.0 million at December 31, 2002 to $229.5 million as of December 31, 2004 and 2003.
      Realized investment gains were $2.2 million in 2004, $0.4 million in 2003, and $0.6 million in 2002. During the years ended December 31, 2004, 2003 and 2002, the Company also recorded impairments, which reduced reported realized investment gains, related to the following investments:

	2004	2003	2002

	(In thousands)
Redeemable preferred stocks	$281	$—	$—
Common stocks	$179	$995	$242
Other invested assets	$—	$159	$—
      While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $0.5 million in 2004, $1.2 million in 2003, and $0.2 million in 2002. Management continually evaluates the Company’s investment portfolio and, as needed, will make adjustments for impairments and/or will divest investments. (See Note 2 of Notes to Consolidated Financial Statements.)
Interest Expense
      Interest expense of $3.1 million decreased 1.6%, during 2004 as compared to 2003. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia Bank, N.A. (“Wachovia”) matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received interest equal to the three-month London Interbank Offer Rate (“LIBOR”). Given the maturity of the interest rate swap and the decline in interest rates subsequent to the inception of the interest rate swap agreement in 2001, interest expense decreased by $0.2 million during 2004 as compared to 2003. Additionally, during 2004, the Company repaid $3.0 million in principal of its term loan (as described below in “Liquidity and Capital Resources”) to Wachovia, which also decreased interest expense. The increase in average debt levels resulting from the second pooled private placement offering of trust preferred securities in 2003 (as described in “Liquidity and Capital Resources”), along with the increased variable rate paid thereon, substantially offset the discussed decreases in interest expense during 2004.
      Interest expense increased $0.6 million, or 21.8%, during 2003 to $3.1 million from $2.6 million in 2002. As of December 31, 2003, total debt increased $6.2 million to $56.2 million, from $50.0 million at December 31, 2002. On December 4, 2002, the Company participated in a pooled private placement offering of trust preferred securities. In that offering, the Company issued to a newly created Connecticut statutory trust approximately $18.0 million in thirty year junior subordinated debentures, and the trust sold $17.5 million of trust preferred securities to third party investors. Of the $17.0 million in net proceeds, $12.0 million was used to reduce the principal balance on the Company’s outstanding term loan to $32.0 million from $44.0 million. On May 15, 2003, the Company participated in a second pooled private placement offering of trust preferred securities. In that offering, the Company issued to a separate newly created Connecticut statutory trust approximately $23.2 million in thirty year junior subordinated debentures, and that trust sold $22.5 million of trust preferred securities to third party investors. Of the $21.8 million in net proceeds, $17.0 million was used to reduce the principal balance on the Company’s outstanding term loan to $15.0 million from $32.0 million. Both trust preferred securities issuances, which have maturities of thirty years from their original date of issuance, have an interest rate equivalent to LIBOR plus an applicable margin varying from 4.00% to 4.10%, and the portion of the term loan that was repaid with the proceeds from the trust preferred issuances had an interest rate equivalent of LIBOR plus 2.50%. The increase in debt level, along with the increased variable rate paid thereon, resulted in the increase in interest expense for 2003.
Other Expenses
      Other expenses (commissions, underwriting expenses, and other expenses) increased $10.0 million, or 16.8%, in 2004 as compared to 2003. The increase in other expenses during 2004 was attributable to several factors. First, Georgia Casualty’s reinsurance profit sharing commissions decreased $0.4 million during 2004 due to deteriorating loss experience from a number of similar claims specifically related to one accident year. Also contributing to the increase in other expenses was a decrease of $0.9 million in the ceding commission Georgia Casualty was receiving from the quota share reinsurance agreement, which was reduced from 20% to 15% on January 1, 2004. Furthermore, agents’ variable commissions at American Southern increased $2.9 million during 2004 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease. Additionally, fixed commissions at American Southern increased $3.5 million during 2004 primarily as a result of the new programs and accounts the company has underwritten. Also, during 2003, Georgia Casualty eliminated a $0.4 million policyholder dividend liability, previously accrued in 2002, due to substandard results from the workers’ compensation business in the states of Florida and Georgia, which decreased underwriting expenses in 2003 and resulted in a comparative increase to other expenses in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 40.8% in 2004 from 38.5% in 2003.
      Other expenses increased $4.1 million, or 7.5%, in 2003 as compared to 2002. The increase in other expenses during 2003 was due to several factors. First, the Company experienced an increase in acquisition costs on new and renewal business at American Southern, which increased $1.9 million over 2002. Of the $1.9 million increase in acquisition costs in 2003, agents’ profit sharing commissions at American Southern accounted for $0.7 million of the increase due primarily to lower loss ratios. In addition, the bad debt reserve was increased by $0.3 million due to uncertainty as to the collectibility of certain agent and customer receivables. Also contributing to the increase in other expenses was an overall increase in operating expenses, primarily compensation which increased $1.2 million as compared to 2002. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 38.5% from 35.9% in 2002.
Liquidity and Capital Resources
      The major cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. The Company believes that, within each subsidiary, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed. Cash flows at the Parent company are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent company are for the payment of operating expenses, the acquisition of capital assets and debt service requirements.
      Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2004, the Parent’s insurance subsidiaries had statutory surplus of $111.5 million.
      The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries was $9.0 million, $7.6 million, and $6.7 million in 2004, 2003, and 2002, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $4.5 million, $0.9 million and $2.8 million was paid to the Parent under the tax sharing agreements in 2004, 2003, and 2002, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $5.8 million in 2004, $5.7 million in 2003, and $7.1 million in 2002. As a result of the Parent’s tax loss carryforwards, which totaled approximately $16.0 million at December 31, 2004, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds with which to meet its cash flow obligations.
      At December 31, 2004, the Company’s $53.2 million of borrowings consisted of $12.0 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to pay $0.5 million in principal on June 30 and $1.3 million in principal on December 31 of each year beginning in 2005, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, which was 2.00% at December 31, 2004. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. During 2004, in accordance with the Term Loan, the Company repaid $3.0 million in principal thereby reducing the outstanding amount of the Term Loan to $12.0 million and resulting in a decreased interest rate on the remaining outstanding balance of three-month LIBOR plus 2.00%.
      The Company has formed two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2004, the effective interest rate was 6.40%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.
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
      At December 31, 2004, the Company had one series of preferred stock outstanding, substantially all of which was held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Preferred Stock is not currently convertible. At December 31, 2004, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $10.9 million. During 2004, in accordance with the terms of the Company’s then-outstanding Series C Preferred Stock, the Company exercised its right to redeem the 5,000 shares of outstanding Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $0.5 million.
      Net cash provided by operating activities totaled $6.0 million in 2004, $13.9 million in 2003, and $13.8 million in 2002. The decrease in operating cash flows during 2004 was primarily attributable to the collection of $7.6 million from a reinsurance contract termination that occurred in 2003 and did not reoccur during 2004. Also, the Company paid $1.2 million in federal income tax deposits in 2004 compared to $0.5 million during 2003. Cash and short-term investments increased from $34.2 million at December 31, 2003 to $41.0 million at December 31, 2004 primarily due to proceeds from the sale of equity securities. Partially offsetting the increase in cash and short-term investments was $3.0 million used for debt reduction, $0.5 million used for the redemption of the Series C Preferred Stock, and $0.7 million used for treasury share purchases. Cash and short-term investments at December 31, 2004 of $41.0 million are believed to be sufficient to meet the Company’s near-term needs.
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
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R in the third quarter of 2005 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. The impact of adoption is anticipated to approximate that reflected in the existing SFAS No. 123 pro forma disclosures.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and required a three-step impairment model for investments within its scope. In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Positions (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to re-deliberate certain aspects of the consensus as well as the implementation guidance included in the FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position remain effective and are included in Note 2 of Notes to Consolidated Financial Statements. The ultimate impact the adoption of EITF Issue No. 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $2.2 million of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold investments with unrealized losses at the time of the impairment evaluation.
      In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and supersedes FASB Staff Position No. 106-1. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.
      In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement requires additional detailed disclosures regarding pension plan assets, benefit obligations, cash flows, benefit costs and related information. The Company has adopted this statement. See Note 9 of Notes to Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements
      As of December 31, 2004 the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations
      The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Bank debt payable	$12,000	$1,750	$3,500	$6,750	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	75,070	3,111	5,982	5,304	60,673
Operating Leases	5,444	1,466	1,581	1,545	852
Purchase commitments(2)	14,003	13,729	274	—	—
Losses and claims(3)	167,133	65,746	53,780	25,213	22,394
Future policy benefits(4)	49,886	8,025	15,092	13,604	13,165
Unearned premiums(5)	47,544	20,550	14,319	6,719	5,956
Other policy liabilities	5,004	5,004	—	—	—

Total	$417,322	$119,381	$94,528	$59,135	$144,278

(1)	Interest payable is based on interest rates as of December 31, 2004 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and is equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of December 31, 2004. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported (“IBNR”). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not consider reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premium will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premium have not been recorded. The contractual obligations related to unearned premium reflected in the table represent the average loss ratio applied to the year end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Forward-Looking Statements
      Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others: unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not extended beyond 2005; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and second-injury funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
      Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To manage this risk, the Company generally invests in high quality fixed maturities and monitors levels of investments in securities that are directly linked to loans or mortgages.
      The Company is also subject to risk from changes in equity prices. Atlantic American owned $22.8 million of common stock of Wachovia Corporation at December 31, 2004. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $1.5 million to shareholders’ equity.

      The table below summarizes the estimated fair values that might result from changes in interest rates of the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair Value	-100bp	-200bp

	(In thousands)
December 31, 2004	$199,727	$213,618	$229,465	$247,657	$268,611
December 31, 2003	$198,062	$212,521	$229,449	$247,935	$269,739
      The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	-10%	-20%

	(In thousands)
December 31, 2004
Investment in Wachovia Corporation	$27,306	$25,030	$22,755	$20,479	$18,204
Other equity holdings	18,782	17,218	15,652	14,087	12,522

Total equity holdings	$46,088	$42,248	$38,407	$34,566	$30,726

December 31, 2003
Investment in Wachovia Corporation	$24,745	$22,683	$20,621	$18,559	$16,497
Other equity holdings	28,055	25,717	23,379	21,041	18,703

Total equity holdings	$52,800	$48,400	$44,000	$39,600	$35,200

      The interest rate on the Company’s debt is variable and based on LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense, prior to the expiration of the interest rate swap agreements.

	Interest Expense			Interest Expense

	+200bp	+100bp	Debt	-100bp	-200bp

	(In thousands)
December 31, 2004	$1,040	$520	$53,238	$(520)	$(1,040)
December 31, 2003	$800	$400	$56,238	$(400)	$(800)

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Atlantic American Corporation
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.
DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 30, 2005

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents, including short-term investments of $23,073 and $25,819 in 2004 and 2003, respectively	$40,958	$34,238
Investments	279,035	284,890
Receivables:
Reinsurance	62,854	42,913
Other, net of allowance for doubtful accounts of $1,677 and $1,418 in 2004 and 2003, respectively	47,127	41,044
Deferred income taxes, net	476	—
Deferred acquisition costs	30,358	27,996
Other assets	6,695	9,463
Goodwill	3,008	3,008

Total assets	$470,511	$443,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$292,287	$263,745
Accounts payable and accrued expenses	36,026	35,734
Deferred income taxes, net	—	942
Debt payable	53,238	56,238

Total liabilities	381,551	356,659

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series C preferred, 5,000 shares issued and outstanding in 2003; $500 redemption value in 2003	—	5
Common stock, $1 par, 50,000,000 shares authorized;
21,412,138 shares issued in 2004 and 2003 and 21,212,925 shares outstanding in 2004 and 21,198,553 shares outstanding in 2003	21,412	21,412
Additional paid-in capital	50,369	51,978
Retained earnings (accumulated deficit)	462	(4,457)
Unearned compensation	(22)	(22)
Accumulated other comprehensive income	17,207	18,293
Treasury stock, at cost, 199,213 shares in 2004 and 213,585 shares in 2003	(602)	(450)

Total shareholders’ equity	88,960	86,893

Total liabilities and shareholders’ equity	$470,511	$443,552

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands, except
	per share data)
Revenue:
Insurance premiums	$170,860	$154,712	$154,499
Investment income	15,860	15,628	14,011
Other income	1,183	900	1,148
Realized investment gains, net	2,199	360	587

Total revenue	190,102	171,600	170,245

Benefits and expenses:
Insurance benefits and losses incurred	113,077	102,343	109,109
Commissions and underwriting expenses	56,089	46,807	44,757
Interest expense	3,071	3,120	2,562
Other	13,544	12,805	10,714

Total benefits and expenses	185,781	165,075	167,142

Income before income taxes and cumulative effect of change in accounting principle	4,321	6,525	3,103
Income tax benefit	(696)	(319)	(498)

Income before cumulative effect of change in accounting principle	5,017	6,844	3,601
Cumulative effect of change in accounting principle	—	—	(15,816)

Net income (loss)	5,017	6,844	(12,215)
Preferred stock dividends	(1,216)	(1,349)	(1,431)

Net income (loss) applicable to common stock	$3,801	$5,495	$(13,646)

Basic earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.18	$.26	$.10
Cumulative effect of change in accounting principle	—	—	(.74)

Net income (loss)	$.18	$.26	$(.64)

Diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$.18	$.25	$.10
Cumulative effect of change in accounting principle	—	—	(.73)

Net income (loss)	$.18	$.25	$(.63)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained		Accumulated
			Additional	Earnings		Other
	Preferred	Common	Paid-In	(Accumulated	Unearned	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Compensation	Income	Stock	Total

	(Dollars in thousands)
Balance, December 31, 2001	$159	$21,412	$56,606	$1,097	$—	$8,748	$(496)	$87,526
Comprehensive loss:
Net loss	—	—	—	(12,215)	—	—	—	(12,215)
Increase in unrealized investment gains	—	—	—	—	—	7,144	—	7,144
Fair value adjustment to interest rate swap	—	—	—	—	—	(382)	—	(382)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,367)	—	(2,367)

Total comprehensive loss	—	—	—	—	—	—	—	(7,820)
Dividends accrued on preferred stock	—	—	(1,431)	—	—	—	—	(1,431)
Deferred share compensation expense	—	—	41	—	—	—	—	41
Restricted stock grants	—	—	(12)	—	(66)	—	78	—
Amortization of unearned compensation	—	—	—	—	36	—	—	36
Acquisition of 23,736 shares for treasury	—	—	—	—	—	—	(44)	(44)
Issuance of 152,395 shares for employee benefit plans and stock options	—	—	—	(152)	—	—	384	232

Balance, December 31, 2002	159	21,412	55,204	(11,270)	(30)	13,143	(78)	78,540
Comprehensive income:
Net income	—	—	—	6,844	—	—	—	6,844
Increase in unrealized investment gains	—	—	—	—	—	7,453	—	7,453
Fair value adjustment to interest rate swap	—	—	—	—	—	470	—	470
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,773)	—	(2,773)

Total comprehensive income	—	—	—	—	—	—	—	11,994
Preferred stock redeemed	(20)	—	(1,980)	—	—	—	—	(2,000)
Dividends accrued on preferred stock	—	—	(1,349)	—	—	—	—	(1,349)
Deferred share compensation expense	—	—	52	—	—	—	—	52
Restricted stock grants	—	—	(1)	—	(66)	—	67	—
Amortization of unearned compensation	—	—	—	—	74	—	—	74
Acquisition of 371,582 shares for treasury	—	—	—	—	—	—	(698)	(698)
Issuance of 154,262 shares for employee benefit plans and stock options	—	—	52	(31)	—	—	259	280

Balance, December 31, 2003	139	21,412	51,978	(4,457)	(22)	18,293	(450)	86,893
Comprehensive income:
Net income	—	—	—	5,017	—	—	—	5,017
Decrease in unrealized investment gains	—	—	—	—	—	(1,985)	—	(1,985)
Fair value adjustment to interest rate swap	—	—	—	—	—	445	—	445
Minimum pension liability adjustment	—	—	—	—	—	(131)	—	(131)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	585	—	585

Total comprehensive income	—	—	—	—	—	—	—	3,931
Preferred stock redeemed	(5)	—	(495)	—	—	—	—	(500)
Dividends accrued on preferred stock	—	—	(1,216)	—	—	—	—	(1,216)
Deferred share compensation expense	—	—	27	—	—	—	—	27
Restricted stock grants	—	—	18	—	(176)	—	158	—
Amortization of unearned compensation	—	—	—	—	176	—	—	176
Acquisition of 248,290 shares for treasury	—	—	—	—	—	—	(747)	(747)
Issuance of 199,599 shares for employee benefit plans and stock options	—	—	57	(98)	—	—	437	396

Balance, December 31, 2004	$134	$21,412	$50,369	$462	$(22)	$17,207	$(602)	$88,960

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$5,017	$6,844	$(12,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	—	15,816
Amortization of deferred acquisition costs	22,846	18,478	17,610
Acquisition costs deferred	(25,208)	(20,552)	(18,851)
Realized investment gains, net	(2,199)	(360)	(587)
Increase in insurance reserves and policyholder funds	27,094	9,610	13,447
Compensation expense related to share awards	203	126	77
Depreciation and amortization	1,361	1,138	924
Deferred income tax benefit	(834)	(1,163)	(621)
(Increase) decrease in receivables, net	(26,024)	5,759	(4,226)
Increase (decrease) in other liabilities	1,364	(6,076)	1,926
Other, net	2,406	111	477

Net cash provided by operating activities	6,026	13,915	13,777

Cash flows from investing activities:
Proceeds from investments sold	45,924	20,914	7,282
Proceeds from investments matured, called or redeemed	58,645	92,690	54,838
Investments purchased	(100,645)	(136,804)	(107,371)
Additions to property and equipment	(575)	(425)	(452)
Acquired insurance reserves and policy funds (Note 3)	1,448	—	—

Net cash provided by (used in) investing activities	4,797	(23,625)	(45,703)

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	—	21,824	16,974
Preferred stock redemption	(500)	(2,000)	—
Preferred stock dividends paid	(10)	(143)	(225)
Proceeds from exercise of stock options	154	25	13
Purchase of treasury shares	(747)	(396)	(44)
Repayments of debt	(3,000)	(17,000)	(12,000)

Net cash (used in) provided by financing activities	(4,103)	2,310	4,718

Net increase (decrease) in cash and cash equivalents	6,720	(7,400)	(27,208)
Cash and cash equivalents at beginning of year	34,238	41,638	68,846

Cash and cash equivalents at end of year	$40,958	$34,238	$41,638

Supplemental cash flow information:
Cash paid for interest	$3,189	$3,285	$2,282

Cash paid for income taxes	$1,218	$537	$113

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1.     Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. These financial statements include the accounts of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.
      At December 31, 2004, the Company had five insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-insurance subsidiaries, Association Risk Management General Agency, Inc., and Self-Insurance Administrators, Inc. (“SIA, Inc.”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are together known as “Association Casualty.”

Premium Revenue and Cost Recognition
      Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Benefits and expenses are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill
      Goodwill represents the difference between the purchase prices of acquired assets and the related fair values of net assets acquired and accounted for by the purchase method of accounting. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) provides guidance on the financial accounting and reporting for acquired goodwill and other intangible assets. The Company adopted SFAS No. 142 on January 1, 2002 and accordingly goodwill is no longer amortized but is subject to impairment tests in accordance with the statement. Intangible assets with finite lives continue to be amortized over their useful lives. The criteria for recognizing an intangible asset have also been revised. SFAS No. 142 requires that goodwill be tested for impairment at least annually and be allocated to reporting units. The impact of adopting SFAS No. 142 resulted in an impairment loss of $15,816 in the property and casualty division, and such loss was reflected as a cumulative effect of change in accounting principle in the Company’s 2002 results of operations. For each of the three years presented, there was no goodwill amortization recorded.

Investments
      The Company’s investments in both fixed maturity securities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost reflected in shareholders’ equity as a component of accumulated other comprehensive income. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, or independent broker quotations. Certain non-redeemable preferred stocks that do not have quoted values are carried at estimated fair value as determined by management. With the exception of short-term securities for which amortized cost is predominately used to approximate fair value, security prices are first sought from NAIC pricing services with the remaining unpriced securities submitted to brokers for prices. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures. Those which are publicly traded are carried at estimated fair value and the others are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. In evaluating impairment, the Company considers, among other factors, the expected holding period, the nature of the investment and the prospects for the company and its industry. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Stock Options
      Stock options are reported under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation cost attributable to stock options is reflected in net income, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma net income (loss) and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	2004(2)	2003(2)	2002(1)	2002(2)

Net income (loss), as reported	$5,017	$6,844	$3,601	$(12,215)
Add: Stock-based employee compensation expense included in reported net income, net of tax	132	82	50	50
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(344)	(280)	(320)	(320)

Pro forma net income (loss)	$4,805	$6,646	$3,331	$(12,485)

Net income (loss) per common share:
Basic — as reported	$.18	$.26	$.10	$(.64)
Basic — pro forma	$.17	$.25	$.09	$(.65)
Diluted — as reported	$.18	$.25	$.10	$(.63)
Diluted — pro forma	$.17	$.25	$.09	$(.64)

(1)	Based on income before cumulative effect of change in accounting principle.

(2)	Based on net income (loss).
      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements for reporting periods beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R in the third quarter of 2005 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. The impact of adoption is anticipated to approximate that reflected in the existing SFAS No. 123 pro forma disclosures.
      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). EITF Issue No. 03-1 was effective for periods beginning after June 15, 2004 and required a three-step impairment model for investments within its scope. In September 2004, the FASB staff issued clarifying guidance for comment in FASB Staff Positions (“FSP”) EITF Issue No. 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue

No. 03-1” (“FSP Issue No. 03-1-a”) and subsequently voted to delay the implementation of the impairment measurement and recognition guidance contained in paragraphs 10-20 of EITF Issue No. 03-1 in order to re-deliberate certain aspects of the consensus as well as the implementation guidance included in the FSP Issue No. 03-1-a. The disclosure requirements including quantitative and qualitative information regarding investments in an unrealized loss position, remain effective and are included in Note 2. The ultimate impact the adoption of EITF Issue No. 03-1 will have on the Company’s consolidated financial condition and results of operations is still unknown. Depending on the nature of the ultimate guidance, adoption of the standard could result in the recognition of unrealized losses, including those declines in value that are attributable to interest rate movements, as other-than-temporary impairments, except those deemed to be minor in nature. As of December 31, 2004, the Company had $2,157 of total gross unrealized losses. The amount of impairments to be recognized, if any, will depend on the final standard, market conditions and management’s intent and ability to hold investments with unrealized losses at the time of the impairment evaluation.
      In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 discusses the effect of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and supersedes FASB Staff Position No. 106-1. Adoption of this statement did not have an impact on the Company’s financial condition or results of operations.
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

Note 2.	Investments
      Investments were comprised of the following:

	2004

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$122,670	$767	$934	$122,837
Obligations of states and political subdivisions	1,144	72	—	1,072
Corporate securities	77,566	3,179	1,086	75,473
Mortgage-backed securities (government guaranteed)	3,185	92	—	3,093
Redeemable preferred stocks	24,900	942	94	24,052

Total fixed maturities	229,465	5,052	2,114	226,527
Common and non-redeemable preferred stocks	38,407	23,708	42	14,741
Other invested assets	4,569	—	1	4,570
Mortgage loans (estimated fair value of $3,602)	2,997	—	—	2,997
Policy and student loans	2,321	—	—	2,321
Real estate	38	—	—	38
Investment in unconsolidated trusts	1,238	—	—	1,238

	279,035	28,760	2,157	252,432
Short-term investments	23,073	—	—	23,073

Total investments	$302,108	$28,760	$2,157	$275,505

	2003

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$117,442	$1,833	$1,812	$117,421
Obligations of states and political subdivisions	1,446	98	—	1,348
Corporate securities	82,277	4,910	208	77,575
Mortgage-backed securities (government guaranteed)	4,079	136	—	3,943
Redeemable preferred stocks	24,205	1,537	198	22,866

Total fixed maturities	229,449	8,514	2,218	223,153
Common and non-redeemable preferred stocks	44,000	22,336	44	21,708
Other invested assets	4,639	—	—	4,639
Mortgage loans (estimated fair value of $3,919)	3,189	—	—	3,189
Policy and student loans	2,375	—	—	2,375
Investment in unconsolidated trusts	1,238	—	—	1,238

	284,890	30,850	2,262	256,302
Short-term investments	25,819	—	—	25,819

Total investments	$310,709	$30,850	$2,262	$282,121

      Bonds and short-term investments having an amortized cost of $17,194 and $16,988 were on deposit with insurance regulatory authorities at December 31, 2004 and 2003, respectively, in accordance with statutory requirements.
      Securities with unrealized losses at December 31, 2004 and 2003 were as follows:

	2004

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,218	$103	$37,964	$831	$69,182	$934
Corporate securities	20,137	474	6,725	612	26,862	1,086
Redeemable preferred stocks	4,528	71	1,104	23	5,632	94
Common and non-redeemable preferred stocks	780	42	—	—	780	42
Other invested assets	4,569	1	—	—	4,569	1

Total temporary impaired securities	$61,232	$691	$45,793	$1,466	$107,025	$2,157

	2003

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$41,741	$1,812	$—	$—	$41,741	$1,812
Corporate securities	6,525	184	3,043	24	9,568	208
Redeemable preferred stocks	1,102	25	502	173	1,604	198
Common and non-redeemable preferred stocks	1,260	44	—	—	1,260	44

Total temporary impaired securities	$50,628	$2,065	$3,545	$197	$54,173	$2,262

      Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. The majority of the unrealized losses at both December 31, 2004 and 2003 were primarily attributable to increases in interest yields on comparable investments.
      Excluding U.S. Treasury securities and obligations of U.S. Government agencies and authorities, the Company held investments in 17 issuers at both December 31, 2004 and 2003 which had unrealized investment losses. At December 31, 2004, the Company had one corporate security investment that had a fair value less than 90% of the investment’s original amortized cost. The investment was in a Swiss based independent international muti-line reinsurer, which in the third quarter of 2004 announced a major reserve strengthening in its U.S. subsidiaries and at the same time chose to cease its underwriting business in its U.S. subsidiaries, in order to place its U.S. reinsurance operations into run-off and selectively write U.S. business from its corporate headquarters. While public information indicates that such actions have impacted this company as its management originally expected, the Company continues to monitor this investment but believes the impairment to be temporary. At December 31, 2003, the Company had two preferred stock investments that had fair values less than 90% of the investments’ original amortized cost. One of the redeemable preferred stocks was issued by a company providing scheduled air transportation of passengers and cargo. The other redeemable preferred stock was issued by a company providing parking and related services primarily in the U.S., but also in Europe and Central and South America.

      During the years ended, December 31, 2004, 2003, and 2002, the Company recorded impairments related to the following investments.

	2004	2003	2002

Redeemable preferred stocks	$281	$—	$—
Common stocks	$179	$995	$242
Other invested assets	$—	$159	$—
      As part of the Company’s ongoing investment review, the Company has reviewed its investment portfolio and concluded that there were no additional investments with other than temporary impairments as of December 31, 2004 or 2003. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, if applicable, and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on investments at December 31, 2004 and 2003 were temporary.
      The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2004 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Amortized
	Value	Cost

Due in one year or less	$25,615	$25,567
Due after one year through five years	26,556	25,947
Due after five years through ten years	31,544	30,118
Due after ten years	165,638	164,875
Varying maturities	3,185	3,093

Totals	$252,538	$249,600

      Investment income was earned from the following sources:

	2004	2003	2002

Fixed maturities	$13,403	$13,726	$11,966
Common and non-redeemable preferred stocks	1,438	1,137	1,146
Mortgage loans	285	299	311
Short-term investments	329	239	458
Other	405	227	130

Total investment income	15,860	15,628	14,011
Less investment expenses	(220)	(269)	(218)

Net investment income	$15,640	$15,359	$13,793

      A summary of realized investment gains (losses) follows:

	2004

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,432	$1,699	$—	$3,131
Losses	(205)	(727)	—	(932)

Total realized investment gains (losses) net	$1,227	$972	$—	$2,199

	2003

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$297	$1,257	$100	$1,654
Losses	(995)	(123)	(176)	(1,294)

Total realized investment gains (losses) net	$(698)	$1,134	$(76)	$360

	2002

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$556	$302	$5	$863
Losses	(270)	(6)	—	(276)

Total realized investment gains (losses) net	$286	$296	$5	$587

      Proceeds from the sale of investments were as follows:

	2004	2003	2002

Common and non-redeemable preferred stocks	$14,216	$1,572	$360
Fixed maturities	31,305	18,344	6,066
Student loans	55	34	304
Other investments	348	964	552

Total proceeds	$45,924	$20,914	$7,282

      The Company’s investment in the common stock of Wachovia Corporation exceeded 10% of shareholders’ equity at December 31, 2004. The carrying value of this investment at December 31, 2004 was $22,755 with a cost basis of $3,843.
      The Company’s investment in the bonds of General Motors Acceptance Corporation exceeded 10% of shareholders’ equity at December 31, 2004. The carrying value of these fixed maturity investments at December 31, 2004 was $23,386 with a cost basis of $23,810.
      The Company’s bond portfolio included 99% investment grade securities at December 31, 2004 as defined by the NAIC.

Note 3.	Insurance Reserves and Policyholder Funds
      The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force

	2004	2003	2004	2003

Future policy benefits
Life insurance policies:
Ordinary	$40,610	$37,639	$250,802	$269,931
Mass market	5,541	6,151	9,424	10,814
Individual annuities	756	773	—	—

	46,907	44,563	$260,226	$280,745

Accident and health insurance policies	2,979	2,663

	49,886	47,226
Unearned premiums	70,264	61,150
Losses and claims	167,133	150,092
Other policy liabilities	5,004	5,277

Total policy liabilities	$292,287	$263,745

      Annualized premiums for accident and health insurance policies were $57,366 and $52,435 at December 31, 2004 and 2003, respectively.
      During 2004, the Company purchased a block of Medicare supplement policies with estimated annualized premiums of approximately $4,500. Assets and liabilities acquired as of October 31, 2004, the effective date of the acquisition, were as follows:

Cash	$1,448

Insurance reserves and policy funds:
Unearned premiums	$429
Losses and claims	930
Other policy liabilities	89

Total liabilities	$1,448

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

      Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2004	2003	2002

Balance at January 1	$150,092	$148,691	$143,515
Less: Reinsurance recoverables	(41,752)	(39,380)	(47,729)

Net balance at January 1	108,340	109,311	95,786

Incurred related to:
Current year	111,220	98,536	104,724
Prior years	(1,899)	139	(57)

Total incurred	109,321	98,675	104,667

Paid related to:
Current year	67,020	56,229	52,253
Prior years	41,867	43,417	38,889

Total paid	108,887	99,646	91,142

Acquired reserves	930	—	—

Net balance at December 31	109,704	108,340	109,311
Plus: Reinsurance recoverables	57,429	41,752	39,380

Balance at December 31	$167,133	$150,092	$148,691

      Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2004	2003	2002

Total incurred claims	$109,321	$98,675	$104,667
State residual pool adjustments	(66)	(75)	29
Cash surrender value and matured endowments	1,318	1,489	1,490
Benefit reserve changes	2,504	2,254	2,923

Total insurance benefits and losses incurred	$113,077	$102,343	$109,109

Note 4.	Reinsurance
      In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 76% of the Company’s reinsurance receivables were due from five reinsurers as of December 31, 2004. Reinsurance receivables of $14,736 were with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $11,805 were with GE Reinsurance Corporation, rated “A+” by Standard & Poor’s and “A” (Excellent) by A.M. Best, $3,530 were with First Colony Life Insurance Company, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best, $8,188 were with PMA Capital Insurance Company (“PMA Re”), rated “B+” (Very Good) by A.M. Best, and $9,301 were with Swiss Reinsurance Corporation, rated “AA” by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate. On November 4, 2003, A.M. Best downgraded the financial strength rating of PMA Re to “B++” (Very Good) from “A-” (Excellent). The rating action reflected PMA Re’s weak stand-alone capital position following its third major reinsurance or run-off reserve charge in recent years and the uncertainty of the capital structure and future strategic direction of the company. Consequently in 2003, PMA Re decided to exit from the reinsurance business. On November 15, 2004, A.M. Best further downgraded the financial strength rating of PMA Re to “B+” (Very Good). Management has evaluated the impact of the rating downgrade and PMA Re’s withdrawal from the reinsurance business and at this time does not have any reason to believe an allowance for uncollectible amounts should be established against the reinsurance receivables due from PMA Re. The Company will continue to monitor the ongoing progress of PMA Re and evaluate various alternatives, if necessary.
      Premiums assumed of $20,410 in 2002 included a state contract with premiums of $14,309. The contract premiums represented 9.3% of net premiums earned for the year ended December 31, 2002 and was not renewed at its expiration date, April 30, 2003.
      The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2004	2003	2002

Direct premiums written	$203,536	$178,320	$168,500
Plus — premiums assumed	9,860	7,843	20,410
Less — premiums ceded	(31,523)	(25,562)	(28,993)

Net premiums written	181,873	160,601	159,917

Change in unearned premiums	(8,685)	(5,250)	(4,875)
Change in unearned premiums ceded	(2,328)	(639)	(543)

Net change in unearned premiums	(11,013)	(5,889)	(5,418)

Net premiums earned	$170,860	$154,712	$154,499

Provision for benefits and losses incurred	$152,535	$121,639	$132,567
Reinsurance loss recoveries	(39,458)	(19,296)	(23,458)

Insurance benefits and losses incurred	$113,077	$102,343	$109,109

      Components of reinsurance receivables were as follows:

	2004	2003

Receivable on unpaid losses	$57,429	$41,752
Receivable on paid losses	5,425	1,161

	$62,854	$42,913

Note 5.	Income Taxes
      A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the benefit for income taxes was as follows:

	2004	2003	2002

Federal income tax provision at statutory rate of 35%	$1,512	$2,284	$1,086
Tax exempt interest and dividends received deductions	(581)	(598)	(628)
Small life deduction	(542)	—	—
Other permanent differences	470	238	170
Change in asset valuation allowance due to:
Change in judgment relating to realizability of deferred tax assets	(1,291)	(1,478)	(1,786)
Prior years’ taxes	—	—	537
Adjustment for prior year estimates to actual	(267)	(767)	—
State income taxes	3	2	123

Total benefit for income taxes	$(696)	$(319)	$(498)

      Deferred tax liabilities and assets at December 31, 2004 and 2003 were comprised of the following:

	2004	2003

Deferred tax liabilities:
Deferred acquisition costs	$(6,476)	$(5,871)
Net unrealized investment gains	(9,311)	(10,006)
Deferred and uncollected premium	(766)	(830)
Other	(113)	(99)

Total deferred tax liabilities	(16,666)	(16,806)

Deferred tax assets:
Net operating loss carryforwards	5,604	6,029
Insurance reserves	10,275	10,193
Impaired assets	509	348
Alternative minimum tax credit	810	722
Bad debts and other	999	918

Total deferred tax assets	18,197	18,210

Asset valuation allowance	(1,055)	(2,346)

Net deferred tax asset (liability)	$476	$(942)

      The components of the benefit for income taxes were:

	2004	2003	2002

Current — Federal	$135	$842	$—
Current — State	3	2	123
Deferred — Federal	(834)	(1,163)	(621)

Total	$(696)	$(319)	$(498)

      At December 31, 2004, the Company had regular federal net operating loss carryforwards of approximately $16,011 expiring generally between 2006 and 2009. As of December 31, 2004 and 2003, a valuation allowance of $1,055 and $2,346, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In 2004, 2003 and 2002, the decrease of $1,291, $1,478 and $1,249, respectively, in the valuation allowance was due primarily to the utilization of a portion of these benefits that were previously reserved for. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to the carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements and files a consolidated income tax return with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt
      At December 31, 2004, the Company’s $12,000 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan. The loan matures on June 30, 2008 and requires minimum annual payments as follows: 2005 — $1,750; 2006 — $1,750; 2007 — $1,750; 2008 — $6,750. The interest rate on the borrowing is London Interbank Offer Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. The applicable margin rate is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. As of December 31, 2004 the stated interest rate on the bank debt was LIBOR + 2.00%, or 4.01%. The loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels.

Junior Subordinated Debentures
      The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in only those activities necessary or incidental thereto.
      The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2004 and 2003, were as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2004	18,042	23,196
Balance December 31, 2003	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company will have the right at any time to dissolve the Trust and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Company and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Company has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7. Derivative Financial Instruments
      Effective April 2, 2001, the Company entered into a $15,000 notional amount interest rate swap agreement with Wachovia to hedge its interest rate risk on a portion of its outstanding borrowings. The interest rate swap matured on June 30, 2004; accordingly, at December 31, 2004, there was no component of accumulated other comprehensive income attributable to the interest rate swap.

Note 8.	Commitments and Contingencies

Litigation
      From time to time, the Company and its subsidiaries are involved in various claims and lawsuits incidental to and in the ordinary course of their businesses. In the opinion of management, such claims are not expected to have a material effect on the business or financial condition of the Company.

Operating Lease Commitments
      The Company’s rental expense, including common area charges, for operating leases was $1,920, $1,867, and $1,811 in 2004, 2003, and 2002, respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2005	$1,466
2006	786
2007	795
2008	774
2009	771
Thereafter	852

Total	$5,444

Note 9.	Employee Benefit Plans

Stock Options
      In accordance with the Company’s 1992 Incentive Plan, the Board of Directors may grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options may be granted that fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors may grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors may grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 63,063, 41,503 and 29,997 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2004, 2003 and 2002, respectively. As of December 31, 2004, an aggregate of forty-eight employees, officers and directors held options under the three plans.

      A summary of the status of the Company’s stock options at December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	910,500	$1.74	1,008,000	$2.31	1,275,000	$2.63
Options granted	—	—	227,000	1.59	58,000	2.09
Options exercised	(117,250)	1.31	(20,000)	1.25	(10,000)	1.25
Options canceled or expired	(115,750)	3.80	(304,500)	3.54	(315,000)	3.58

Options outstanding, end of year	677,500	1.47	910,500	1.74	1,008,000	2.31

Options exercisable	626,125	1.46	784,500	1.76	847,375	2.49

Options available for future grant	2,514,837		2,452,150		2,416,153

      Data on options outstanding and exercisable at December 31, 2004 is as follows:

		Outstanding
				Exercisable
		Weighted Average
Range of	Number of	Remaining Life	Weighted Average	Number of	Weighted Average
Exercise Price	Options	(Years)	Exercise Price	Options	Exercise Price

$1.00 to $1.50	395,000	6.79	$1.25	395,000	$1.25
$1.51 to $2.00	262,500	8.00	$1.68	211,125	$1.70
$2.51 to $3.00	15,000	1.41	$2.68	15,000	$2.68
$3.51 to $4.00	5,000	<1.00	$3.88	5,000	$3.88

	677,500			626,125

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and was $1.15 and $1.62, for grants in 2003 and 2002, respectively. No options were granted in 2004. Fair value determinations were based on expected dividend yields of zero, expected lives of 5 or 10 years, risk free interest rates of 4.21% and 3.92% and expected volatility of 60.08% and 69.11% for the years ended December 31, 2003 and 2002, respectively.

401(k) Plan
      The Company initiated an employees’ savings plan under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company stock and had a value of approximately $241, $256, and $219 in 2004, 2003, and 2002, respectively.

Defined Benefit Pension Plans
      The Company has both a funded and unfunded noncontributory defined benefit pension plan covering the employees of American Southern. The plans provide defined benefits based on years of service and average salary. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes.

Obligation and Funded Status

	2004	2003

Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,801	$4,195
Service cost	170	144
Interest cost	278	266
Actuarial loss	98	286
Gross benefits paid	(181)	(90)

Net benefit obligation at end of year	5,166	4,801

Change in Plan Assets
Fair value of plan assets at beginning of year	2,458	1,999
Employer contributions	318	250
Actual return on plan assets	94	299
Gross benefits paid	(181)	(90)

Fair value of plan assets at end of year	2,689	2,458

Funded Status of Plan
Funded status at end of year	(2,477)	(2,343)
Unrecognized net actuarial loss	1,624	1,550
Unrecognized prior service cost	(6)	(6)
Unrecognized net transition obligation	—	—
Additional minimum liability	(540)	(540)

Net amount recognized in accrued liabilities at end of year	$(1,399)	$(1,339)

      The accumulated benefit obligation for all defined benefit plans at December 31, 2004 and 2003 was $4,088 and $3,797, respectively.
      The weighted-average assumptions used to determine the benefit obligation at December 31, 2004 and 2003 were as follows:

	2004	2003

Discount rate to determine the projected benefit obligation	5.75%	6.00%
Projected annual salary increases	4.50%	4.50%
      Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $1,171, $946, and $0, respectively, as of December 31, 2004 and $1,086, $891, and $0, respectively, as of December 31, 2003.
Components of Net Periodic Benefit Cost
      Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2004, 2003 and 2002 included the following components:

	2004	2003	2002

Service cost	$170	$144	$123
Interest cost	278	266	250
Expected return on plan assets	(169)	(137)	(170)
Net amortization	81	88	41

	$360	$361	$244

      The weighted-average assumptions used to determine the net periodic benefit cost at December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Discount rate to determine the net periodic benefit cost	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	7.00%	8.00%
Projected annual salary increases	4.50%	4.50%	4.50%
      The qualified defined benefit plan assets were invested in the INVESCO Total Return Fund (the “Fund”), the prospectus for which indicates a 10 year average annual return of approximately 7%; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost for 2004. The Fund normally invests at least 65% of its assets in common stocks and at least 30% of its assets in debt securities that are investment grade at the time of purchase. The remaining assets of the Fund are allocated to other investments at the Fund manager’s discretion, based upon current business, economic and market conditions.
      The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. The long-term primary investment objectives are to: 1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, and protect the assets from erosion of purchasing power, and 2) provide investment results that meet or exceed the actuarially assumed long-term rate of return. The Fund has not included any equity securities of the Company at any time.
Expected Cash Flows
      The Company expects to contribute $229 for all defined benefit plans in 2005.
Estimated Future Benefit Payments
      Estimated future benefit payments as of December 31, 2004 were as follows:

Pension Benefits

2005	$174
2006	$135
2007	$214
2008	$217
2009	$217
2010 — 2014	$2,501

Note 10.	Preferred Stock
      The Company had 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding at December 31, 2004 and 2003, having a stated value of $100 per share. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the Company’s common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable at the option of the Company. As of December 31, 2004 and 2003, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $10,854 and $9,648, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series B Preferred Stock were accrued from additional paid in capital.

      During 2004, in accordance with the terms of the then-outstanding Series C Preferred Stock, the Company exercised its right to redeem the 5,000 shares of outstanding Series C Preferred Stock. These shares were redeemed at the redemption price specified in the terms of the Series C Preferred Stock, $100 per share, for $500. The Company paid $10 and $143 in dividends to the holders of the Series C Preferred Stock during 2004 and 2003, respectively. For all periods in which the Company had an accumulated deficit, dividends on the Series C Preferred Stock were charged to additional paid in capital.

Note 11.	Earnings Per Common Share
      A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2004

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$5,017	21,216
Less preferred dividends	(1,216)	—

Net income applicable to common shareholders	3,801	21,216	$.18

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	468

Net income applicable to common shareholders	$3,801	21,684	$.18

	For the Year Ended
	December 31, 2003

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$6,844	21,200
Less preferred dividends	(1,349)	—

Net income applicable to common shareholders	5,495	21,200	$.26

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	375

Net income applicable to common shareholders	$5,495	21,575	$.25

	For the Year Ended
	December 31, 2002

			Per Share
	Income	Shares	Amount

Basic Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle	$3,601	21,307
Less preferred dividends	(1,431)	—

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,307	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,307	(0.74)

Net loss applicable to common shareholders	$(13,646)	21,307	$(0.64)

Diluted Earnings (Loss) Per Common Share
Income before cumulative effect of change in accounting principle applicable to common shareholders	$2,170	21,307
Effect of dilutive stock options	—	354

Income before cumulative effect of change in accounting principle applicable to common shareholders	2,170	21,661	$0.10
Cumulative effect of change in accounting principle	(15,816)	21,661	(0.73)

Net loss applicable to common shareholders	$(13,646)	21,661	$(0.63)

      Average outstanding options of 59,000 and 335,000 were excluded from the earnings per common share calculation in 2004 and 2003, respectively, and outstanding stock options of 408,500 were excluded from the earnings per common share calculation in 2002 since their impact was antidilutive. The assumed conversions of the Series B and Series C Preferred Stock were also excluded from the earnings per common share calculation for all years presented since their impact was antidilutive.

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
      The amount of statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2004	2003	2002

Life and Health, net income	$4,616	$3,102	$4,002
Property and Casualty, net income	1,692	5,224	1,270

Statutory net income	$6,308	$8,326	$5,272

Life and Health, surplus	$35,492	$31,197	$25,850
Property and Casualty, surplus	76,036	74,937	68,869

Statutory surplus	$111,528	$106,134	$94,719

      Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the Insurance Commissioner. The Parent received dividends of $5,803, $5,728 and $7,076 in 2004, 2003, and 2002, respectively, from its subsidiaries. In 2005, dividend payments by insurance subsidiaries in excess of $13,364 would require prior approval.

Note 13.	Related Party and Other Transactions
      In the normal course of business the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include leasing of office space as well as investing and financing activities. A brief description of each of these follows.
      The Company leases approximately 65,489 square feet of office and covered garage space from an affiliated company. During the years ended December 31, 2004, 2003, and 2002, the Company paid $1,048, $1,000 and $987, respectively, under the leases.
      Financing for the Company has been provided through affiliates of the Company or its Chairman, in the form of the Series B Preferred Stock and Series C Preferred Stock (See Note 10).
      The Company has made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which is owned by an affiliate of the Chairman. At December 31, 2004 and 2003, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $2,997 and $3,152, respectively. For 2004, 2003, and 2002, interest paid by Leath on the mortgage loans totaled $285, $299, and $311, respectively.
      Certain members of management are on the Board of Directors of Bull Run Corporation (“Bull Run”) and Gray Television, Inc. (“Gray”). At December 31, 2004 and 2003, the Company owned 184,337 common shares of Bull Run and 376,060 shares of Gray Common Stock Class A and 106,000 shares of Gray Common Stock Class B. The Company also owned 350 shares of Gray’s Series C Preferred Stock and 2,000 shares of Bull Run’s Series D Preferred Stock at December 31, 2004 and 2003. The aggregate carrying value of the investments in Bull Run and Gray at December 31, 2004 were $2,083 and $10,464, respectively, and at December 31, 2003 were $2,225 and $10,808, respectively.
      In 1998, Georgia Casualty began directing certain workers’ compensation premiums to Delta Fire & Casualty Insurance Company (“Delta”) and fully reinsured such amounts. Delta is controlled by certain affiliates of the Company. Premiums assumed and commissions paid were $1,710 and $143 in 2004, respectively, $1,817 and $168 in 2003, respectively, and $1,090 and $128 in 2002, respectively.
      In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with Carolina Motor Club, Inc. to market personal automobile insurance to the members of the automobile club. American Southern holds a 50% interest in the joint venture, accounted for using the equity method and reflected as an operating activity, and underwrites a majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $8,517, $8,311 and $7,083 in 2004, 2003, and 2002, respectively. The Company has, in the past funded its pro rata share of operations, and may continue to do so in the future.

Note 14.	Segment Information
      The Parent’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources.

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2004
Insurance premiums	$48,062	$34,675	$65,442	$22,681	$—	$—	$170,860

Insurance benefits and losses incurred	24,795	28,670	45,827	13,785	—	—	113,077
Expenses deferred	(11,791)	(8,433)	(1,048)	(3,937)	—	—	(25,209)
Amortization and depreciation expense	10,858	7,282	1,860	4,207	—	—	24,207
Other expenses	21,391	16,990	18,867	9,129	18,597	(11,268)	73,706

Total expenses	45,253	44,509	65,506	23,184	18,597	(11,268)	185,781

Underwriting income (loss)	2,809	(9,834)	(64)	(503)
Investment income, including net realized gains	5,215	4,263	5,927	2,571	2,331	(2,248)	18,059
Other income	—	108	—	26	10,069	(9,020)	1,183

Income (loss) before income taxes	$8,024	$(5,463)	$5,863	$2,094	$(6,197)	$—	$4,321

Total revenues	$53,277	$39,046	$71,369	$25,278	$12,400	$(11,268)	$190,102

Total assets	$121,347	$136,397	$133,185	$111,536	$154,288	$(186,242)	$470,511

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2003
Insurance premiums	$37,358	$34,319	$62,683	$20,352	$—	$—	$154,712

Insurance benefits and losses incurred	20,977	22,258	43,863	15,245	—	—	102,343
Expenses deferred	(7,807)	(7,439)	(1,427)	(3,879)	—	—	(20,552)
Amortization and depreciation expense	6,842	6,989	1,998	3,787	—	—	19,616
Other expenses	14,343	14,600	18,630	8,235	17,194	(9,334)	63,668

Total expenses	34,355	36,408	63,064	23,388	17,194	(9,334)	165,075

Underwriting income (loss)	3,003	(2,089)	(381)	(3,036)
Investment income, including net realized gains	4,844	3,107	5,650	2,396	1,725	(1,734)	15,988
Other income	—	97	—	28	8,375	(7,600)	900

Income (loss) before income taxes	$7,847	$1,115	$5,269	$(612)	$ (7,094)	$—	$6,525

Total revenues	$42,202	$37,523	$68,333	$22,776	$10,100	$(9,334)	$171,600

Total assets	$113,299	$121,818	$127,642	$96,275	$153,635	$(169,117)	$443,552

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2002
Insurance premiums	$39,914	$29,744	$60,597	$24,244	$—	$—	$154,499

Insurance benefits and losses incurred	26,353	19,950	42,404	20,402	—	—	109,109
Expenses deferred	(5,898)	(6,591)	(2,533)	(3,829)	—	—	(18,851)
Amortization and depreciation expense	5,826	5,935	2,383	4,390	—	—	18,534
Other expenses	11,451	13,977	18,957	7,637	13,153	(6,825)	58,350

Total expenses	37,732	33,271	61,211	28,600	13,153	(6,825)	167,142

Underwriting income (loss)	2,182	(3,527)	(614)	(4,356)
Investment income, including net realized gains	4,251	3,302	4,679	2,287	200	(121)	14,598
Other income	188	47	—	88	7,529	(6,704)	1,148

Income (loss) before income taxes and cumulative effect of change in accounting principle	6,621	(178)	4,065	(1,981)	(5,424)	—	3,103
Cumulative effect of change in accounting principle	—	—	—	(15,816)	—	—	(15,816)

Income (loss) before income taxes	$6,621	$(178)	$4,065	$(17,797)	$(5,424)	$—	$(12,713)

Total revenues	$44,353	$33,093	$65,276	$26,619	$7,729	$(6,825)	$170,245

Total assets	$112,337	$114,308	$115,275	$84,773	$140,340	$(145,509)	$421,524

Note 15.	Disclosures About Fair Value of Financial Instruments
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

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$40,958	$40,958	$34,238	$34,238
Fixed maturities	229,465	229,465	229,449	229,449
Common and non-redeemable preferred stocks	38,407	38,407	44,000	44,000
Mortgage loans	2,997	3,602	3,189	3,919
Policy and student loans	2,321	2,321	2,375	2,375
Other invested assets	4,569	4,569	4,639	4,639
Real estate	38	38	—	—
Investment in unconsolidated trusts	1,238	1,238	1,238	1,238
Liabilities:
Debt payable to bank	12,000	12,000	15,000	15,000
Junior Subordinated Debentures	41,238	41,238	41,238	41,238
      The fair value estimates as of December 31, 2004 and 2003 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.
      The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents, including Short-term Investments

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities, Common and Non-Redeemable Preferred Stocks and Publicly Traded Other Invested Assets

The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from nationally quoted market prices. Certain non-redeemable preferred stocks that do not have quoted values are carried at estimated fair value as determined by management.

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

Note 16.	Reconciliation of Other Comprehensive Income (loss)
      The Company’s comprehensive income (loss) consists of net income, unrealized gains and losses on securities available for sale, fair value adjustments to the interest rate swap described in Note 7 and minimum additional pension liability, net of applicable income taxes. Other than net income, the other components of comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002 were as follows:

	December 31,

	2004	2003	2002

Gain on the sale of securities included in net income	$2,199	$360	$587

Other comprehensive income (loss):
Net pre-tax unrealized gains arising during year	$214	$7,813	$7,731
Reclassification adjustment	(2,199)	(360)	(587)

Net pre-tax unrealized gains (losses) recognized in other comprehensive income (loss)	(1,985)	7,453	7,144
Fair value adjustments to interest rate swap	445	470	(382)
Minimum pension liability adjustment	(131)	—	—
Deferred income tax expense attributable to other comprehensive income (loss)	585	(2,773)	(2,367)

Net other comprehensive income (loss)	$(1,086)	$5,150	$4,395

Note 17.	Quarterly Financial Information (Unaudited)
      The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2004:

	2004					2003

	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter

Revenue	$46,404	$47,415	$49,648	$46,635	(1)	$44,018	$43,464	$41,534	$42,584

Income (loss) before income taxes	$2,181	$1,408	$(186)	$918		$864	$1,712	$1,717	$2,232
Income tax expense (benefit)	673	300	(2,023)	354		168	501	(1,549)	561

Net income	$1,508	$1,108	$1,837	$564		$696	$1,211	$3,266	$1,671

Per common share data:
Basic net income per share	$.06	$.04	$.07	$.01		$.02	$.04	$.14	$.06

Diluted net income per share	$.06	$.04	$.07	$.01		$.02	$.04	$.13	$.06

(1)	Includes a $3.1 million charge related to settlement of an arbitration matter with a former reinsurer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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

Item 9B.	Other Information
      None.
PART III
      With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions” and “Ratification of Independent Public Accountants” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 3, 2005.
      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Ethics is being filed as Exhibit 14.1 to this annual report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) List of documents filed as part of this report:
      1. Financial Statements:
      See Index to Financial Statements contained in Item 8 hereof.
      2. Financial Statement Schedules:

Schedule II	—	Condensed financial information of Registrant for the three years ended December 31, 2004
Schedule III	—	Supplementary insurance information for the three years ended December 31, 2004
Schedule IV	—	Reinsurance for the three years ended December 31, 2004
Schedule VI	—	Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2004
      Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
      3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2002].
3.2		—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.01		—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.02		—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10-Q for the quarter ended June 30, 1993].
10.03		—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10-Q for the quarter ended September 30, 1994].
10.04		—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.05		—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.06		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10	.07**	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].
10.08		—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries named therein and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.09		—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.10		—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries named therein [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.11		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.12		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.13		—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].
10.14		—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.15		—	Revolving Credit Facility, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.16		—	First Amendment, dated as of March 24, 2000, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [ incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2000].
10.17		—	Second Amendment, dated February 9, 2001, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2000].
10.18		—	Third Amendment, dated as of December 31, 2001 to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2001].
10.19		—	Fourth Amendment, dated November 21, 2002, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.20		—	Fifth Amendment, dated April 23, 2003, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].
10.21		—	Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].
10	.22**	—	Atlantic American Corporation 1992 Incentive Plan [ incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.23**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.24**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10.25		—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
14.1		—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1		—	Subsidiaries of the registrant.
23.1		—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1		—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Atlantic American Corporation

By:	/s/ John G. Sample, Jr.

John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman of the Board	March 31, 2005

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2005

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005

/s/ Edward E. Elson Edward E. Elson	Director	March 31, 2005

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 31, 2005

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 31, 2005

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 31, 2005

/s/ Scott G. Thompson Scott G. Thompson	Director	March 31, 2005

/s/ Mark C. West Mark C. West	Director	March 31, 2005

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 31, 2005

Signature	Title	Date

/s/ Dom H. Wyant Dom H. Wyant	Director	March 31, 2005

/s/ Harold K. Fischer Harold K. Fischer	Director	March 31, 2005

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands)
ASSETS
Cash and short-term investments	$558	$1,751
Investment in subsidiaries	149,534	147,978
Investment in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	2,419	3,986
Other assets	2,719	3,210

Total assets	$156,468	$158,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred tax liability, net	$1,045	$2,463
Other payables	13,225	12,569
Debt payable to bank	12,000	15,000
Junior subordinated debentures	41,238	41,238

Total liabilities	67,508	71,270
Shareholders’ equity	88,960	86,893

Total liabilities and shareholders’ equity	$156,468	$158,163

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Revenue
Fees, rentals and interest income from subsidiaries	$9,015	$7,599	$6,705
Distributed earnings from subsidiaries	5,803	5,728	7,076
Other	506	120	217

Total revenue	15,324	13,447	13,998
General and administrative expenses	12,772	12,005	10,162
Interest expense	3,071	3,120	2,564

	(519)	(1,678)	1,272
Income tax benefit(1)	2,832	4,747	2,690

	2,313	3,069	3,962
Equity in undistributed earnings (losses) of subsidiaries, net	2,704	3,775	(361)
Equity in cumulative effect of change in accounting principle	—	—	(15,816)

Net income (loss)	$5,017	$6,844	$(12,215)

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,017	$6,844	$(12,215)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	(72)	—	(125)
Depreciation and amortization	802	798	659
Compensation expense related to share awards	203	126	77
Equity in undistributed (earnings) loss and cumulative effect of change in accounting principle of consolidated subsidiaries	(2,704)	(3,775)	16,177
Decrease (increase) in intercompany taxes	1,567	(2,627)	682
Deferred income tax benefit	(834)	(1,163)	(621)
(Decrease) increase in other liabilities	(104)	90	549
Other, net	444	(7)	149

Net cash provided by operating activities	4,319	286	5,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	—	—	31
Capitalization of trusts	—	(696)	(542)
Capital contribution to subsidiaries	(900)	(2,250)	(8,521)
Additions to property and equipment	(509)	(337)	(335)

Net cash used in investing activities	(1,409)	(3,283)	(9,367)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated debentures	—	22,520	17,516
Preferred stock redemption	(500)	(2,000)	—
Preferred stock dividends to affiliated shareholders	(10)	(143)	(225)
Purchase of treasury shares	(747)	(396)	(44)
Repayments of debt	(3,000)	(17,000)	(12,000)
Proceeds from exercise of stock options	154	25	13

Net cash (used in) provided by financing activities	(4,103)	3,006	5,260

Net (decrease) increase in cash	(1,193)	9	1,225
Cash at beginning of year	1,751	1,742	517

Cash at end of year	$558	$1,751	$1,742

Supplemental disclosure:
Cash paid for interest	$3,189	$3,285	$2,282

Cash paid for income taxes	$1,200	$514	$113

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable

	(In thousands)
December 31, 2004:
Bankers Fidelity	$18,175	$60,604		$4,350	$2,516
American Southern	4,852	42,307		24,578	2,488
Association Casualty	1,916	45,489		13,624	—
Georgia Casualty	5,415	68,619		27,712	—

	$30,358	$217,019	(1)	$70,264	$5,004

December 31, 2003:
Bankers Fidelity	$18,647	$57,758		$3,986	$2,414
American Southern	3,578	39,042		21,118	2,863
Association Casualty	1,847	44,497		12,485	—
Georgia Casualty	3,924	56,021		23,561	—

	$27,996	$197,318	(2)	$61,150	$5,277

December 31, 2002:
Bankers Fidelity	$18,934	$53,656		$3,566	$2,395
American Southern	2,327	44,428		20,519	2,382
Association Casualty	1,470	41,669		10,147	—
Georgia Casualty	3,191	53,705		21,668	—

	$25,922	$193,458	(3)	$55,900	$4,777

(1)	Includes future policy benefits of $49,886 and losses and claims of $167,133.

(2)	Includes future policy benefits of $47,226 and losses and claims of $150,092.

(3)	Includes future policy benefits of $44,767 and losses and claims of $148,691.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
December 31, 2004:
Bankers Fidelity	$65,442	$5,349	$45,827	$1,520	$18,159	$—
American Southern	48,062	4,599	24,795	10,517	9,941	51,010
Association Casualty	22,681	2,284	13,785	3,867	5,532	23,532
Georgia Casualty	34,675	3,397	28,670	6,942	8,897	41,953
Other	—	11	—	—	7,329	—

	$170,860	$15,640	$113,077	$22,846	$49,858	$116,495

December 31, 2003:
Bankers Fidelity	$62,683	$5,292	$43,863	$1,714	$17,487	$—
American Southern	37,358	4,357	20,977	6,557	6,821	37,958
Association Casualty	20,352	2,178	15,245	3,503	4,640	22,269
Georgia Casualty	34,319	3,505	22,258	6,704	7,446	37,272
Other	—	27	—	—	7,860	—

	$154,712	$15,359	$102,343	$18,478	$44,254	$97,499

December 31, 2002:
Bankers Fidelity	$60,597	$4,664	$42,404	$2,152	$16,655	$—
American Southern	39,914	4,125	26,353	5,595	5,784	41,835
Association Casualty	24,244	2,183	20,402	4,159	4,039	22,620
Georgia Casualty	29,744	2,819	19,950	5,704	7,617	34,517
Other	—	2	—	—	6,328	—

	$154,499	$13,793	$109,109	$17,610	$40,423	$98,972

III-2

SCHEDULE IV
ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net

	(In thousands)
Year ended December 31, 2004:
Life insurance in force	$288,808	$(28,582)	$—	$260,226

Premiums —
Bankers Fidelity	$65,103	$(75)	$414	$65,442	0.6%
American Southern	45,688	(9,019)	11,393	48,062	23.7%
Association Casualty	27,095	(4,414)	—	22,681	—
Georgia Casualty	36,393	(20,609)	18,891	34,675	54.5%

Total premiums	$174,279	$(34,117)	$30,698	$170,860	18.0%

Year ended December 31, 2003:
Life insurance in force	$305,793	$(25,048)	$—	$280,745

Premiums —
Bankers Fidelity	$62,255	$(62)	$490	$62,683	0.8%
American Southern	35,438	(6,436)	8,356	37,358	22.4%
Association Casualty	24,515	(4,163)	—	20,352	—
Georgia Casualty	36,807	(17,358)	14,870	34,319	43.3%

Total premiums	$159,015	$(28,019)	$23,716	$154,712	15.3%

Year ended December 31, 2002:
Life insurance in force	$310,874	$(32,218)	$—	$278,656

Premiums —
Bankers Fidelity	$60,056	$(59)	$600	$60,597	1.0%
American Southern	27,501	(6,877)	19,290	39,914	48.3%
Association Casualty	28,230	(3,986)	—	24,244	—
Georgia Casualty	37,851	(18,612)	10,505	29,744	35.3%

Total premiums	$153,638	$(29,534)	$30,395	$154,499	19.7%

IV-1

SCHEDULE VI
ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment
						Expenses			Paid
						Incurred Related To		Amortization	Claims
	Deferred				Net			of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written

	(In thousands)
December 31, 2004	$12,183	$156,415	$65,914	$105,418	$10,280	$66,599	$717	$21,326	$66,138	$116,495

December 31, 2003	$9,349	$139,560	$57,164	$92,029	$10,040	$57,038	$1,516	$16,764	$61,168	$97,499

December 31, 2002	$6,988	$139,802	$52,334	$93,902	$9,127	$67,053	$(377)	$15,458	$54,463	$98,972

VI-1