Form 10-Q
period 2005-03-31
ATLANTIC AMERICAN CORP
filed 2005-05-13
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 10, 2005, was 21,330,594.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
March 31, 2005	December 31, 2004

Cash, including short-term investments of $9,955 and $23,073	$ 25,608	$ 40,958
Investments:
Fixed maturities (cost: $221,231 and $226,527)	216,627	229,465
Common and non-redeemable preferred stocks (cost: $29,608 and $14,741)	51,421	38,407
Other invested assets (cost: $3,998 and $4,570)	3,999	4,569
Mortgage loans	2,956	2,997
Policy and student loans	2,323	2,321
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	278,602	279,035
Receivables:
Reinsurance	64,481	62,854
Other (net of allowance for doubtful accounts: $1,796 and $1,677)	46,717	47,127
Deferred income taxes, net	4,633	476
Deferred acquisition costs	29,900	30,358
Other assets	8,365	6,695
Goodwill	3,008	3,008
Total assets	$ 461,314	$ 470,511

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 50,481	$ 49,886
Unearned premiums	68,599	70,264
Losses and claims	170,858	167,133
Other policy liabilities	5,055	5,004
Total policy liabilities	294,993	292,287
Accounts payable and accrued expenses	31,313	36,026
Bank debt payable	12,000	12,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	379,544	381,551

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138 shares outstanding: 21,307,256 and 21,212,925	21,412	21,412
Additional paid-in capital	49,864	50,369
Retained earnings (accumulated deficit)	(413)	462
Unearned compensation	(6)	(22)
Accumulated other comprehensive income	11,102	17,207
Treasury stock, at cost; 104,882 and 199,213 shares	(323)	(602)
Total shareholders' equity	81,770	88,960
Total liabilities and shareholders' equity	$ 461,314	$ 470,511

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

Three Months Ended March 31,
2005	2004

Revenue:
Insurance premiums	$ 46,294	$ 41,392
Investment income	4,036	3,979
Realized investment gains (loss), net	(440)	707
Other income	383	326
Total revenue	50,273	46,404
Benefits and expenses:
Insurance benefits and losses incurred	32,924	26,719
Commissions and underwriting expenses	14,497	13,427
Interest expense	792	814
Other	3,692	3,263
Total benefits and expenses	51,905	44,223
Income (loss) before income tax expense (benefit)	(1,632)	2,181
Income tax expense (benefit)	(800)	673
Net income (loss)	(832)	1,508
Preferred stock dividends	(302)	(312)
Net income (loss) applicable to common stock	$ (1,134)	$ 1,196
Net income (loss) per common share (basic and diluted)	$ (.05)	$ .06

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Three Months Ended March 31, 2005	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	$ 134	$ 21,412	$ 50,369	$ 462	$ (22)	$ 17,207	$ (602)	$ 88,960
Comprehensive loss:
Net loss				(832)				(832)
Decrease in unrealized investment gains						(9,392)		(9,392)
Deferred income tax attributable to other comprehensive income						3,287		3,287
Total comprehensive loss								(6,937)
Dividends accrued on preferred stock			(302)					(302)
Deferred share compensation expense			(204)	(40)			240	(4)
Amortization of unearned compensation					16			16
Purchase of shares for treasury							(49)	(49)
Issuance of shares for employee benefit plans and stock options			1	(3)			88	86
Balance, March 31, 2005	$ 134	$ 21,412	$ 49,864	$ (413)	$ (6)	$ 11,102	$ (323)	$ 81,770
Three Months Ended March 31, 2004

Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income:
Net income				1,508				1,508
Increase in unrealized investment gains						2,037		2,037
Fair value adjustment to interest rate swap						147		147
Deferred income tax attributable to other comprehensive income						(764)		(764)
Total comprehensive income								2,928
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(312)					(312)
Deferred share compensation expense			13					13
Amortization of unearned compensation					16			16
Purchase of shares for treasury							(1)	(1)
Issuance of shares for employee benefit plans and stock options			28	(17)			123	134
Balance, March 31, 2004	$ 134	$ 21,412	$ 51,212	$ (2,966)	$ (6)	$ 19,713	$ (328)	$ 89,171

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

Three Months Ended March 31,
2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (832)	$ 1,508
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred acquisition costs	6,565	5,435
Acquisition costs deferred	(6,107)	(6,140)
Realized investment losses (gains)	440	(707)
Increase in insurance reserves	2,706	1,760
Compensation expense related to share awards	12	29
Depreciation and amortization	268	537
Deferred income tax (benefit) expense	(870)	518
Increase in receivables, net	(1,217)	(5,370)
Decrease in other liabilities	(7,515)	(6,183)
Other, net	(1,894)	455
Net cash used in operating activities	(8,444)	(8,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	34,345	41,512
Investments purchased	(41,121)	(43,304)
Additions to property and equipment	(84)	(187)
Net cash used in investing activities	(6,860)	(1,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock redemption	-	(500)
Preferred stock dividends	-	(10)
Proceeds from the exercise of stock options	3	77
Purchase of treasury shares	(49)	(1)
Net cash used in financing activities	(46)	(434)
Net decrease in cash and cash equivalents	(15,350)	(10,571)
Cash and cash equivalents at beginning of period	40,958	34,238
Cash and cash equivalents at end of period	$ 25,608	$ 23,667
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 770	$ 827
Cash paid for income taxes	$ 15	$ 318

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited; In thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements and the notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2.  Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R during the first quarter of 2006 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. Based on the current level of stock-based awards, the impact of adoption is anticipated to result in compensation expense being recognized in an amount which approximates that reflected in the existing SFAS No. 123 pro forma disclosures.

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

Note 3.  Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and income (loss) before taxes for the three months ended March 31, 2005 and 2004.

Revenues	Three Months Ended March 31,
	2005	2004

American Southern	$ 14,118	$ 11,926
Association Casualty	6,115	6,267
Georgia Casualty	11,461	10,304
Bankers Fidelity	18,247	17,528
Corporate and other	3,277	3,087
Adjustments and eliminations	(2,945)	(2,708)
Total revenue	$ 50,273	$ 46,404

Income (loss) before income taxes	Three Months Ended March 31,
	2005	2004

American Southern	$ 1,527	$ 1,314
Association Casualty	948	558
Georgia Casualty	(3,332)	689
Bankers Fidelity	883	1,160
Corporate and other	(1,658)	(1,540)
Consolidated results	$ (1,632)	$ 2,181

Note 4.  Credit Arrangements

Bank Debt

        At March 31, 2005, the Company’s $12,000 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan. The loan matures on June 30, 2008 and requires minimum annual payments as follows: 2005 - $1,750; 2006 - $1,750; 2007 - $1,750; 2008 - $6,750. The interest rate on the borrowing is the London Interbank Offer Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. The applicable margin rate is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. As of March 31, 2005 the stated interest rate on the bank debt was LIBOR + 2.00%, or 4.56%. The loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels.

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

At March 31, 2005, the financial structure of each of Atlantic American Statutory Trust I and II were as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance March 31, 2005	18,042	23,196
Balance December 31, 2004	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Company and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Company has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Reconciliation of Other Comprehensive Income

Three Months Ended, March 31,
2005	2004

Gain (loss) on sale of securities included in net income (loss)	$ (440)	$ 707
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (9,832)	$ 2,744
Reclassification adjustment	440	(707)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income	(9,392)	2,037
Fair value adjustment to interest rate swap agreement	-	147
Deferred income tax attributable to other comprehensive income (loss)	3,287	(764)
Change in accumulated other comprehensive income	(6,105)	1,420
Accumulated other comprehensive income beginning of period	17,207	18,293
Accumulated other comprehensive income end of period	$ 11,102	$ 19,713

Note 6.  Earnings Per Common Share

         A reconciliation of the numerator and denominator of the earnings per common share calculations was as follows:

	Three Months Ended March 31, 2005
	Income	Shares	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net loss	$ (832)	21,211
Less preferred stock dividends	(302)
Net loss applicable to common shareholders	$ (1,134)	21,211	$ (.05)

	Three Months Ended March 31, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,508	21,217
Less preferred stock dividends	(312)
Net income applicable to common shareholders	$ 1,196	21,217	$ .06
Diluted Earnings Per Common Share:
Effect of dilutive stock options		468
Net income applicable to common shareholders	$ 1,196	21,685	$ .06

         Outstanding stock options of 116,500 for the three months ended March 31, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for 2005 and 2004 since its impact was antidilutive. Due to the net loss in the first quarter of 2005, all outstanding stock options for the three months ended March 31, 2005 were excluded from the earnings per common share calculation since their impact was antidilutive.

Note 7.  Stock Options

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

Three Months Ended March 31,
2005	2004

Net income (loss), as reported	$ (832)	$ 1,508
Add: Stock-based employee compensation expense included in reported net income, net of tax	8	19
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(27)	(75)
Pro forma net income (loss)	$ (851)	$ 1,452
Net income (loss) per common share:
Basic - as reported	$ (.05)	$ .06
Basic - pro forma	$ (.05)	$ .05
Diluted - as reported	$ (.05)	$ .06
Diluted - pro forma	$ (.05)	$ .05

         The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Note 8.  Employee Retirement Plans

         The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

Three Months Ended March 31,
2005	2004

Service cost	$ 44	$ 43
Interest cost	75	69
Expected return on plan assets	(46)	(42)
Net amortization	36	22
Net periodic pension benefit cost	$ 109	$ 92

         The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

The Company expects to contribute $229 for all defined benefit pension plans in 2005. During the three months ended March 31, 2005, the Company made payments of $41 to the pension plans.

Note 9.  Commitments and Contingencies

         From time to time the Company and its subsidiaries are parties to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Investments

        During the first quarter of 2005, the fair value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation (“GMAC”), General Motors Corporation (“GM”), and Ford Motor Credit Company (“Ford”) decreased primarily due to changes in credit risk and interest rates. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of March 31, 2005.

	March 31, 2005
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC bonds	$ 24,886	$ 30,130	$ (5,244)

Ford bonds	6,129	6,250	(121)

GMAC and GM redeemable
preferred stock	3,080	3,700	(620)
Total	$ 34,095	$ 40,080	$ (5,985)

During the first quarter of 2005, net pre-tax unrealized gains recognized in other comprehensive income decreased from $26,603 at December 31, 2004 to $17,211 at March 31, 2005. Of the $9,392 decrease, $5,386 of this was due to the decreased value of the investments in GMAC and Ford bonds and $746 was due to the decreased value of the investments in GMAC and GM redeemable preferred stock.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the quarter ended March 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Unpaid loss and loss adjustment expense comprised 45% of the Company’s liabilities at March 31, 2005. This obligation includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2005, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2005 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2005. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2005 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 13% of the Company’s total liabilities at March 31, 2005. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 6% of the Company’s total assets at March 31, 2005. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

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

Receivables are amounts due from reinsurers, insureds and agents and comprised 24% of the Company’s total assets at March 31, 2005. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Insured and agent balances are evaluated periodically for collectibility. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 66% of the Company’s total assets at March 31, 2005. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have publicly quoted values and are carried at estimated fair values as determined by management. Such values inherently have a greater degree of judgement and uncertainty and therefore ultimately greater price volitility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

Deferred income taxes comprised 1% of the Company’s total assets at March 31, 2005. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had a net loss of $0.8 million, or $0.05 per diluted share, during the first quarter ended March 31, 2005 compared to net income of $1.5 million, or $0.06 per diluted share, for the first quarter ended March 31, 2004. Premium revenue for the first quarter of 2005 increased $4.9 million, or 11.8%, to $46.3 million from $41.4 million for the first quarter of 2004. The increase in premiums in the first quarter of 2005 was primarily attributable to increased volume in the general liability and surety lines of business at American Southern as well as rate increases on renewal business and increased volume written in 2004 for which premiums were earned in 2005 at Georgia Casualty. In the first quarter of 2005, the increase in premium revenue was partially offset by $0.4 million in realized investment losses compared to $0.7 million in realized investment gains in the first quarter of 2004. The decrease in net income during the first quarter of 2005 was primarily due to a significant increase in both the frequency and severity of claims in the property and casualty operations, as described below.

         The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Gross written premiums	$ 13,174	$ 12,020
Ceded premiums	(2,337)	(2,092)
Net written premiums	$ 10,837	$ 9,928
Net earned premiums	$ 13,116	$ 10,859

        Gross written premiums at American Southern increased $1.2 million, or 9.6%, during the first quarter of 2005 over the comparable period in 2004. The increase in gross written premiums during the first quarter of 2005 was primarily due to increased business writings in the surety line of business. American Southern’s surety bond program, which began to increase production levels in the second half of 2004, generated $2.1 million in gross written premiums during the first quarter of 2005 compared to $0.8 million in the first quarter of 2004, resulting in a $1.3 million increase.

        Ceded premiums increased $0.2 million, or 11.7%, during the first quarter of 2005 over the comparable period in 2004. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. For the first quarter of 2005, American Southern experienced a decrease in effective reinsurance rates compared to the same period in 2004. The decrease was primarily due to the increased volume of surety business, which is not subject to reinsurance, as well as lower reinsurance rates resultant from increased retentions on certain program business.

The following presents American Southern’s net earned premiums by line of business for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Commercial automobile	$ 6,237	$ 6,247
Private passenger auto	864	983
General liability	3,069	2,167
Property	970	985
Surety	1,976	477
	$ 13,116	$ 10,859

         Net earned premiums increased $2.3 million, or 20.8%, during the first quarter of 2005 over the comparable period in 2004. American Southern increased its business writings in the general liability and surety lines of business in 2004 and, as indicated in the table above, such trends continued in the first quarter of 2005.

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

The following sets forth the loss and expense ratios of American Southern for the first quarter of 2005 and for the comparable period in 2004:

Three Months Ended March 31,
2005	2004

Loss ratio	48.2%	53.5%
Expense ratio	47.8	44.2
Combined ratio	96.0%	97.7%

         The loss ratio for the first quarter of 2005 decreased to 48.2% from 53.5% in the first quarter of 2004. The decrease in the loss ratio for the first quarter of 2005 was primarily attributable to changes in American Southern’s book of business. The increased focus on new business writings in the general liability and surety lines of business resulted in a decrease in the loss ratio due to favorable loss experience in those lines of business during the quarter. The expense ratio for the first quarter of 2005 increased to 47.8% compared to 44.2% in the first quarter of 2004. The increase in the expense ratio for the quarter was a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. American Southern continues to experience increased acquisition costs associated with new programs and accounts underwritten. As a percentage of gross written premiums, net fixed commissions increased to 18.7% for the first quarter of 2005 from 17.6% for the first quarter of 2004. Total commissions (fixed plus variable) increased to 33.0% for the first quarter of 2005 from 30.5% for the same period in 2004.

Association Casualty

The following is a summary of Association Casualty’s premiums for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Direct written premiums	$ 4,377	$ 4,978
Assumed written premiums(1)	1,599	1,632
Gross written premiums	5,976	6,610
Ceded premiums	(1,079)	(945)
Net written premiums	$ 4,897	$ 5,665
Net earned premiums	$ 5,546	$ 5,444

        (1) Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation.

         Gross written premiums at Association Casualty decreased $0.6 million, or 9.6%, during the first quarter of 2005 from the comparable period in 2004. The decrease in gross written premiums was primarily attributable to the strict underwriting policies that Association Casualty had implemented while re-underwriting its workers’ compensation book of business. Consequently, Association Casualty’s policy retention rates, specifically in the workers’ compensation line of business, have declined resulting in lost premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for commercial multi-peril and automobile to help to offset lost workers’ compensation business.

         Ceded premiums at Association Casualty increased $0.1 million, or 14.2%, during the first quarter of 2005 over the comparable period in 2004. Excluding written premiums assumed from Georgia Casualty under a quota share agreement of $1.6 million in the first quarter of 2005 and 2004, respectively, that were not subject to reinsurance, premiums ceded as a percentage of written premiums increased to 24.7% in the first quarter of 2005 from 19.0% for the comparable period in 2004. The increase in ceded premiums was primarily due to rate increases on certain reinsured loss layers as well as various changes in reinsurance treaty provisions.

The following presents Association Casualty’s net earned premiums by line of business for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Workers' compensation	$ 2,596	$ 2,881
General liability	69	170
Commercial multi-peril	1,680	1,475
Commercial automobile	1,192	905
Other	9	13
	$ 5,546	$ 5,444

         Net earned premiums increased $0.1 million, or 1.9%, during the first quarter of 2005 primarily due to a higher level of premium volume written during 2004 which is reflected as earned during the first quarter of 2005.

The following sets forth the loss and expense ratios for Association Casualty for the first quarter of 2005 and for the comparable period in 2004:

Three Months Ended March 31,
2005	2004

Loss ratio	54.2%	59.5%
Expense ratio	38.9	45.4
Combined ratio	93.1%	104.9%

         The loss ratio decreased to 54.2% in the first quarter of 2005 from 59.5% in the first quarter of 2004. The decrease in the loss ratio during the first quarter of 2005 was primarily attributable to the strict underwriting policies that Association Casualty had implemented while re-underwriting its book of business. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. The expense ratio in the first quarter of 2005 decreased to 38.9% from 45.4% in the first quarter of 2004. The decrease in the expense ratio was primarily due to data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty that occurred in the first quarter of 2004 but did not reoccur with the same magnitude in the first quarter of 2005.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Gross written premiums	$ 17,866	$ 16,088
Ceded premiums	(6,601)	(3,275)
Ceded premiums(1)	(1,599)	(1,632)
Net written premiums	$ 9,666	$ 11,181
Net earned premiums	$ 10,711	$ 8,968

(1) Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation.

         Gross written premiums at Georgia Casualty increased $1.8 million, or 11.1%, during the first quarter of 2005 over the comparable period in 2004. The increase in gross written premiums for the quarter was primarily attributable to rate increases on renewal business.

         Ceded premiums at Georgia Casualty increased $3.3 million, or 67.1%, during the first quarter of 2005 over the comparable period in 2004. The increase in ceded premiums for the first quarter of 2005 was primarily due to a new reinsurance treaty agreement that became effective on January 1, 2005. Under the provisions of the new reinsurance treaty agreement, the umbrella ceded premiums were determined and ceded based on written premiums during the first quarter of 2005 instead of on an earned premium basis as such premiums were earned and ceded in the first quarter of 2004. As a result of this new reinsurance treaty agreement, ceded premiums increased $1.9 million during the first quarter of 2005 over the comparable period in 2004. The impact to earned premiums was not significant since Georgia Casualty also recorded a ceded unearned premium reserve for umbrella ceded premiums that will be recognized over the period of the contract in proportion to the amount of insurance protection provided. In addition, ceded premiums increased by approximately $0.5 million during the first quarter of 2005 due to rate increases in the 2005 reinsurance agreements.

The following presents Georgia Casualty’s net earned premiums by line of business for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Workers' compensation	$ 3,406	$ 3,051
General liability	136	671
Commercial multi-peril	4,175	3,204
Commercial automobile	2,994	2,042
	$ 10,711	$ 8,968

         Net earned premiums increased $1.7 million, or 19.4%, during the first quarter of 2005 over the comparable period in 2004. The increase in earned premiums was primarily due to a higher level of premium volume written during 2004 which is reflected as earned during the first quarter of 2005.

The following sets forth Georgia Casualty’s loss and expense ratios for the first quarter of 2005 and for the comparable period in 2004:

Three Months Ended March 31,
2005	2004

Loss ratio	103.9%	69.4%
Expense ratio	34.2	37.8
Combined ratio	138.1%	107.2%

         The loss ratio increased to 103.9% in the first quarter of 2005 from 69.4% in the first quarter of 2004. The increase in the loss ratio during the first quarter of 2005 was due to a significant increase in both the frequency and severity of claims. Georgia Casualty incurred numerous retained large losses for fires, fatalities, and tornados. The magnitude and frequency of these losses had a significant impact on the loss ratio in the first quarter of 2005. The expense ratio decreased to 34.2% in the first quarter of 2005 from 37.8% in the first quarter of 2004. The decrease in the expense ratio for the quarter was primarily due to a consistent level of fixed expenses coupled with an increase in earned premiums.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Medicare supplement	$ 13,285	$ 12,191
Other health	734	739
Life	2,902	3,191
Total	$ 16,921	$ 16,121

         Premium revenue at Bankers Fidelity increased $0.8 million, or 5.0%, during the first quarter of 2005 over the comparable period in 2004. The most significant increase in premium revenue was in the Medicare supplement line of business, which increased $1.1 million, or 9.0%, during the quarter. Significant rate increases on existing Medicare supplement business that were implemented in varying amounts by state and plan in 2004 have resulted in increased revenues for the first quarter of 2005. In addition, during the fourth quarter of 2004, Bankers Fidelity purchased a block of Medicare supplement business with an estimated annualized premium of $4.5 million, which increased premium revenue during the first three months of 2005 over the comparable period in 2004. Premiums from the life insurance line of business decreased $0.3 million, or 9.1%, during the first quarter of 2005 due to a decline in sales related activities.

The following summarizes Bankers Fidelity’s operating expenses for the first quarter of 2005 and for the comparable period in 2004 (in thousands):

Three Months Ended March 31,
2005	2004

Benefits and losses	$ 12,461	$ 11,451
Commission and other expenses	4,903	4,917
Total expenses	$ 17,364	$ 16,368

         Benefits and losses increased 8.8% during the first quarter of 2005 over the comparable period in 2004. As a percentage of premiums, benefits and losses were 73.6% for the first quarter of 2005 compared to 71.0% for the first quarter of 2004. The increase in the loss ratio was primarily due to the acquired block of Medicare supplement business discussed previously. Bankers Fidelity has filed for the appropriate rate increases for this block of business; however, the impact of these rate increases on the loss ratio is not expected to materialize until the second half of 2005. The rate increases implemented by Bankers Fidelity during both years on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

         Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 29.0% for the first quarter of 2005 and 30.5% for the first quarter of 2004.

INVESTMENT INCOME AND REALIZED GAINS

         Investment income increased $0.1 million, or 1.4%, during the first quarter of 2005 over the comparable period in 2004. The increase in investment income for the quarter was primarily due to a shift from short-term investments to higher yielding fixed maturities.

         The Company recognized a $0.4 million net realized loss during the first quarter of 2005 compared to a $0.7 million net realized gain in the first quarter of 2004. During the first quarter of 2005, the Company repositioned its fixed income investment portfolio due to rising interest rates which resulted in the net realized loss. The Company does not currently anticipate future sales within its fixed income investment portfolio. During the first quarter of 2004, the Company recorded a $0.1 million impairment charge related to a common stock investment which did not occur in the first quarter of 2005. While the write down did not impact the carrying value of the investment, it resulted in a realized loss of $0.1 million during the first quarter of 2004. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

         Interest expense of $0.8 million decreased 2.7%, during the first quarter of 2005 from the comparable period in 2004. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia Bank, N.A. (“Wachovia”) matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received interest equal to the three-month London Interbank Offer Rate (“LIBOR”). Given the maturity of the interest rate swap agreement and the decline in interest rates subsequent to the inception of the agreement in 2001, interest expense decreased during the first quarter of 2005 from the comparable period in 2004. Additionally, during 2004, the Company repaid $3.0 million in principal of its term loan to Wachovia, which also decreased interest expense in the first quarter of 2005 from the comparable period in 2004. The increase in LIBOR, which continued throughout 2004 and into 2005, has substantially offset the factors which would otherwise have contributed to a decrease in interest expense during the first quarter of 2005.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $1.5 million, or 9.0%, during the first quarter of 2005 over the comparable period in 2004. The increase in other expenses for the quarter was primarily attributable to increased acquisition costs at American Southern resulting from premium growth and profitability. Agents’ variable commissions at American Southern increased $0.4 million during the first quarter of 2005 over the comparable period in 2004 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Also, fixed commissions at American Southern increased $0.3 million during the first quarter of 2005 primarily as a result of the new business the company has underwritten. In addition, in the first quarter of 2005 the deferral of acquisition costs at American Southern decreased $0.5 million from the comparable period of 2004 and, as a result, other expenses increased by $0.5 million. The decrease in deferred acquisition costs at American Southern was primarily due to a significantly lower level of premium growth during the first quarter of 2005 than that which occurred during 2004. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 39.3% in the first quarter of 2005 from 40.3% in the first quarter of 2004.

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

         The Parent’s insurance subsidiaries reported a combined statutory net income of $0.8 million for the first three months of 2005 compared to statutory net income of $1.9 million for the first three months of 2004. The reasons for the decrease in statutory net income in the first quarter of 2005 are discussed above in “Results of Operations.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $0.4 million for the first three months of 2005 compared to $3.0 million for the first three months of 2004. Statutory results for the property and casualty operations differ from the results of operations under GAAP due to the deferral of acquisition costs. The life and health operations’ statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as the use of different reserving methods.

         The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At March 31, 2005, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $11.2 million. For all periods in which the Company had an accumulated deficit, dividends on the Series B Stock were accrued from additional paid in capital.

         At March 31, 2005, the Company’s $53.2 million of borrowings consisted of $12.0 million of bank debt (the “Term Loan’) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to pay $0.5 million in principal on June 30, and $1.3 million in principal on December 31, of each year beginning in 2005, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, and was 4.56% at March 31, 2005. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels.

         The Company has formed two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2005, the effective interest rate was 6.91%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         The Company intends to pay its obligations under the Term Loan and the Junior Subordinated Debentures using dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Term Loan can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2005 increased over the first quarter of 2004. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $18.2 million at March 31, 2005.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2005, Georgia Casualty had $19.9 million of statutory surplus, American Southern had $34.9 million of statutory surplus, Association Casualty had $18.6 million of statutory surplus, and Bankers Fidelity had $32.7 million of statutory surplus.

         Net cash used in operating activities was $8.4 million in the first three months of 2005 compared to $8.2 million in the first three months of 2004; and cash and short-term investments decreased from $41.0 million at December 31, 2004 to $25.6 million at March 31, 2005. The decrease in cash and short-term investments during the first quarter of 2005 was primarily attributable to the purchase of equity securities.

         The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, additional borrowings from financial institutions will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 12,000	$ 1,750	$ 3,500	$ 6,750	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	80,839	3,222	6,483	5,724	65,410
Operating leases	5,078	1,296	1,578	1,565	639
Purchase commitments(2)	12,348	12,142	206	-	-
Losses and claims(3)	170,858	68,343	54,675	25,628	22,212
Future policy benefits(4)	50,481	8,582	15,144	13,630	13,125
Unearned premiums(5)	46,647	20,058	13,994	6,531	6,064
Other policy liabilities	5,055	5,055	-	-	-
Total	$ 424,544	$ 120,448	$ 95,580	$ 59,828	$ 148,688

(1)	Interest payable is based on interest rates as of March 31, 2005 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and is equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of March 31, 2005. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will be consistent with those projections at the end of the prior year end. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not consider reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform annual cash flow modeling of such liabilities at each year end, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premium will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premium have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the estimated prior year end loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the first quarter of 2005, the fair value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation, General Motors Corporation, and Ford Motor Credit Company decreased from December 31, 2004 primarily due to changes in credit risk and interest rates. The carrying amount of these fixed maturity investments at March 31, 2005 was $34.1 million with a cost basis of $40.1 million.

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

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2005	14,905	$ 3.21	14,905	616,337
February 1 - February 28, 2005	187	3.08	187	616,150
March 1 - March 31, 2005	190	3.02	190	615,960
Total	15,282	$ 3.21	15,282

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

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 13, 2005	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.