Form 10-Q
period 2005-06-30
ATLANTIC AMERICAN CORP
filed 2005-08-11
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 4, 2005 was 21,366,004.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	June 30, 2005	December 31, 2004
Cash and cash equivalents, including short-term investments of $23,763 and $23,073	$ 37,598	$ 40,958
Investments:
Fixed maturities (cost: $207,891 and $226,527)	205,052	229,465
Common and non-redeemable preferred stocks (cost: $31,612 and $14,741)	52,002	38,407
Other invested assets (cost: $4,046 and $4,570)	4,053	4,569
Mortgage loans	2,914	2,997
Policy and student loans	2,124	2,321
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	267,421	279,035
Receivables:
Reinsurance	61,815	62,854
Other (net of allowance for doubtful accounts: $1,601 and $1,677)	46,558	47,127
Deferred income taxes, net	4,448	476
Deferred acquisition costs	29,166	30,358
Other assets	8,381	6,695
Goodwill	3,008	3,008
Total assets	$ 458,395	$ 470,511

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 50,620	$ 49,886
Unearned premiums	65,994	70,264
Losses and claims	170,588	167,133
Other policy liabilities	5,102	5,004
Total policy liabilities	292,304	292,287
Accounts payable and accrued expenses	30,333	36,026
Bank debt payable	11,500	12,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	375,375	381,551

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138; shares outstanding: 21,358,909 and 21,212,925	21,412	21,412
Additional paid-in capital	50,167	50,369
Retained earnings	202	462
Unearned compensation	(55)	(22)
Accumulated other comprehensive income	11,328	17,207
Treasury stock, at cost; 53,229 and 199,213 shares	(168)	(602)
Total shareholders' equity	83,020	88,960
Total liabilities and shareholders' equity	$ 458,395	$ 470,511

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Insurance premiums	$ 45,312	$ 43,203	$ 91,606	$ 84,595
Investment income	4,272	3,940	8,308	7,919
Realized investment gains, net	474	111	34	818
Other income	130	161	513	487
Total revenue	50,188	47,415	100,461	93,819
Benefits and expenses:
Insurance benefits and losses incurred	29,584	27,614	62,508	54,333
Commissions and underwriting expenses	14,636	13,972	29,133	27,399
Interest expense	881	819	1,673	1,633
Other	3,669	3,602	7,361	6,865
Total benefits and expenses	48,770	46,007	100,675	90,230
Income (loss) before income tax expense (benefit)	1,418	1,408	(214)	3,589
Income tax expense (benefit)	176	300	(624)	973
Net income	1,242	1,108	410	2,616
Preferred stock dividends	(301)	(301)	(603)	(613)
Net income (loss) applicable to common stock	$ 941	$ 807	$ (193)	$ 2,003
Net income (loss) per common share (basic and diluted)	$ .04	$ .04	$ (.01)	$ .09

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; In thousands)
Six Months Ended June 30, 2005	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	$ 134	$ 21,412	$ 50,369	$ 462	$ (22)	$ 17,207	$ (602)	$ 88,960
Comprehensive income (loss):
Net income				410				410
Decrease in unrealized investment gains						(9,045)		(9,045)
Deferred income tax attributable to other comprehensive income (loss)						3,166		3,166
Total comprehensive loss								(5,469)
Dividends accrued on preferred stock				(603)				(603)
Deferred share compensation expense			(203)	(40)			240	(3)
Restricted stock grants					(66)		66	-
Amortization of unearned compensation					33			33
Purchase of shares for treasury							(79)	(79)
Issuance of shares for employee benefit plans and stock options			1	(27)			207	181
Balance, June 30, 2005	$ 134	$ 21,412	$ 50,167	$ 202	$ (55)	$ 11,328	$ (168)	$ 83,020
Six Months Ended June 30, 2004
Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income (loss):
Net income				2,616				2,616
Decrease in unrealized investment gains						(8,827)		(8,827)
Fair value adjustment to interest rate swap						445		445
Deferred income tax attributable to other comprehensive income (loss)						2,934		2,934
Total comprehensive loss								(2,832)
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(613)					(613)
Deferred share compensation expense			26					26
Restricted stock grants			21		(66)		45	-
Amortization of unearned compensation					33			33
Purchase of shares for treasury							(5)	(5)
Issuance of shares for employee benefit plans and stock options			46	(18)			170	198
Balance, June 30, 2004	$ 134	$ 21,412	$ 50,963	$ (1,859)	$ (55)	$ 12,845	$ (240)	$ 83,200

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; In thousands)
	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 410	$ 2,616
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	13,054	11,428
Acquisition costs deferred	(11,862)	(12,382)
Realized investment gains	(34)	(818)
Increase in insurance reserves	17	2,229
Compensation expense related to share awards	30	59
Depreciation and amortization	516	808
Deferred income tax (benefit) expense	(806)	641
Decrease (increase) in receivables, net	2,116	(8,002)
Decrease in other liabilities	(6,296)	(3,110)
Other, net	(2,106)	1,417
Net cash used in operating activities	(4,961)	(5,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	55,009	52,649
Investments purchased	(52,709)	(56,529)
Additions to property and equipment	(154)	(328)
Net cash provided by (used in) investing activities	2,146	(4,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock redemption	-	(500)
Preferred stock dividends	-	(10)
Repayments of debt	(500)	-
Proceeds from the exercise of stock options	34	77
Purchase of treasury shares	(79)	(5)
Net cash used in financing activities	(545)	(438)
Net decrease in cash and cash equivalents	(3,360)	(9,760)
Cash and cash equivalents at beginning of period	40,958	34,238
Cash and cash equivalents at end of period	$ 37,598	$ 24,478
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,600	$ 1,787
Cash paid for income taxes	$ 317	$ 918

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited; In thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2.  Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R during the first quarter of 2006 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. Based on the current level of stock-based awards, the impact of adoption is anticipated to result in compensation expense being recognized in an amount which approximates that reflected in the existing SFAS No. 123 pro forma disclosures.

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

        In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to such adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". This Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle.

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months and six months ended June 30, 2005 and 2004.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
American Southern	$ 13,916	$ 13,239	$ 28,034	$ 25,165
Association Casualty	6,589	6,073	12,704	12,340
Georgia Casualty	11,284	10,672	22,745	20,976
Bankers Fidelity	18,235	17,300	36,482	34,828
Corporate and Other	3,364	3,056	6,641	6,143
Adjustments and Eliminations	(3,200)	(2,925)	(6,145)	(5,633)
Total Revenue	$ 50,188	$ 47,415	$ 100,461	$ 93,819

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
American Southern	$ 2,455	$ 2,091	$ 3,982	$ 3,405
Association Casualty	31	(113)	979	445
Georgia Casualty	(127)	288	(3,459)	977
Bankers Fidelity	876	775	1,759	1,935
Corporate and Other	(1,817)	(1,633)	(3,475)	(3,173)
Consolidated Results	$ 1,418	$ 1,408	$ (214)	$ 3,589

Note 4.   Credit Arrangements

        Bank Debt

        At June 30, 2005, the Company’s $11,500 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan. The term loan requires the Company to pay $500 in principal on June 30 and $1,250 in principal on December 31 of each year beginning in 2005, with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the borrowing is the London Interbank Offered Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. The applicable margin rate is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. As of June 30, 2005 the stated interest rate on the bank debt was LIBOR + 2.00%, or 5.10%. The loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. On June 30, 2005, in accordance with the term loan agreement, the Company repaid $500 in principal to Wachovia, reducing the outstanding amount of the term loan to $11,500. Effective May 2, 2005, the term loan credit agreement was amended. The amendment temporarily decreased the required minimum investment of all bonds rated “2” or better by the National Association of Insurance Commissioners (“NAIC”) from 70% of the aggregate value of total investments to 50% during the period from May 2, 2005 to and including December 31, 2005. Prior to January 1, 2006, the Company cannot make any bond investments that are not rated “2” or better by the NAIC. The amendment to the credit agreement was necessitated by the credit rating downgrade of General Motors Corporation, General Motors Acceptance Corporation, and Ford Motor Credit Company bonds. (See Note 10). While management is hopeful that these companies will take the actions necessary to result in the upgrade of their credit ratings, to the extent possible, the Company has begun discussions with Wachovia with respect to a possible further extension of this modification through 2006. While Wachovia has made no firm commitment, it is the opinion of management that an additional modification extension could be negotiated, if required.

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

At June 30, 2005, the financial structure of each of Atlantic American Statutory Trust I and II were as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2005	18,042	23,196
Balance December 31, 2004	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest for a period not exceeding 20 consecutive quarters up to the debentures' maturity date. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2005	2004	2005	2004
Gain on sale of securities included in net income	$ 474	$ 111	$ 34	$ 818
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ 821	$ (10,753)	$ (9,011)	$ (8,009)
Reclassification adjustment	(474)	(111)	(34)	(818)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	347	(10,864)	(9,045)	(8,827)
Fair value adjustment to interest rate swap	-	298	-	445
Deferred income tax attributable to other comprehensive income (loss)	(121)	3,698	3,166	2,934
Change in accumulated other comprehensive income	226	(6,868)	(5,879)	(5,448)
Accumulated other comprehensive income beginning of period	11,102	19,713	17,207	18,293
Accumulated other comprehensive income end of period	$ 11,328	$ 12,845	$ 11,328	$ 12,845

Note 6.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,242	21,300
Less preferred stock dividends	(301)
Net income applicable to common shareholders	$ 941	21,300	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		350
Net income applicable to common shareholders	$ 941	21,650	$ .04

	Three Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,108	21,243
Less preferred stock dividends	301
Net income applicable to common shareholders	$ 807	21,243	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		451
Net income applicable to common shareholders	$ 807	21,694	$ .04

	Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 410	21,256
Less preferred stock dividends	(603)
Net loss applicable to common shareholders	$ (193)	21,256	$ (.01)

	Six Months Ended June 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 2,616	21,230
Less preferred stock dividends	(613)
Net income applicable to common shareholders	$ 2,003	21,230	$ .09
Diluted Earnings Per Common Share:
Effect of dilutive stock options		459
Net income applicable to common shareholders	$ 2,003	21,689	$ .09

        All outstanding stock options for the six months ended June 30, 2005 were excluded from the earnings per share calculation since their impact was antidilutive. Outstanding stock options of 109,500 for the three months ended June 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 113,000 for the six months ended June 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for 2005 and 2004 since its impact was antidilutive.

Note 7.  Stock Options

         Stock options are reported under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation cost attributable to stock options is reflected in net income, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma net income and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$ 1,242	$ 1,108	$ 410	$ 2,616
Add: Stock-based employee compensation expense included in reported net income, net of tax	12	19	20	38
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(31)	(72)	(58)	(147)
Pro forma net income	$ 1,223	$ 1,055	$ 372	$ 2,507
Net income (loss) per common share:
Basic - as reported	$ .04	$ .04	$ (.01)	$ .09
Basic - pro forma	$ .04	$ .04	$ (.01)	$ .09
Diluted - as reported	$ .04	$ .04	$ (.01)	$ .09
Diluted - pro forma	$ .04	$ .04	$ (.01)	$ .09

      The resulting pro forma compensation cost may not be representative of that to be expected in future periods.

Note 8.  Employee Retirement Plans

      The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$ 45	$ 42	$ 89	$ 85
Interest cost	75	70	150	139
Expected return on plan assets	(47)	(42)	(93)	(84)
Net amortization	35	19	71	41
Net periodic benefit cost	$ 108	$ 89	$ 217	$ 181

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Six Months Ended June 30,
	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $229 for all defined benefit pension plans in 2005. During the three months and six months ended June 30, 2005, the Company made payments of $18 and $59, respectively, to the pension plans.

Note 9.  Commitments and Contingencies

        From time to time the Company is party to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Investments

        During the first quarter of 2005, the fair value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation (“GMAC”), General Motors Corporation (“GM”), and Ford Motor Credit Company (“Ford”) decreased primarily due to changes in credit risk and interest rates. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of June 30, 2005.

	June 30, 2005
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC and GM bonds	$ 25,077	$ 30,116	$ (5,039)

Ford bonds	6,040	6,250	(210)

GMAC and GM redeemable
preferred stock	3,100	3,700	(600)
Total	$ 34,217	$ 40,066	$ (5,849)

        During the first six months of 2005, net pre-tax unrealized gains recognized in other comprehensive income decreased from $26,603 at December 31, 2004 to $17,558 at June 30, 2005. Of the $9,045 decrease, $5,259 was due to the decreased value of the investments in GMAC, GM and Ford bonds and $728 was due to the decreased value of the investments in GMAC and GM redeemable preferred stock. During the second quarter of 2005, the aggregate carrying value of these investments increased by $122 from March 31, 2005. As of June 30, 2005, management does not believe that there has been an other than temporary impairment in the value of these investments.

        On August 3, 2005, Gray Television, Inc. (“Gray”) announced a plan to spin-off its newspaper publishing and GrayLink wireless businesses to its shareholders. The new company formed as a result of the spin-off, Triple Crown Media, Inc. (“Triple Crown”) is then expected to acquire Bull Run Corporation (“Bull Run”), assuming the requisite approvals are obtained. In connection with the spin-off, the Company expects to receive one share of Triple Crown common stock for every ten shares of Gray common stock and for every ten shares of Gray class A common stock owned. In connection with the Bull Run acquisition, the Company expects to receive 0.0289 shares of Triple Crown common stock for each share of Bull Run common stock owned by it and Triple Crown series A preferred stock in exchange for the shares of Bull Run’s series D preferred stock. The consummation of these transactions is dependent upon the satisfaction of certain conditions contained in the applicable transaction documents.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the second quarter and six months ended June 30, 2005. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes thereto included elsewhere herein, as well as the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

        Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products it underwrites, although management is conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation.

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

         Unpaid loss and loss adjustment expense comprised 45% of the Company’s liabilities at June 30, 2005. This obligation includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2005, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2005 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2005. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2005 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 13% of the Company’s total liabilities at June 30, 2005. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 6% of the Company’s total assets at June 30, 2005. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 24% of the Company’s total assets at June 30, 2005. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 67% of the Company’s total assets at June 30, 2005. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have publicly quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgement and uncertainty and therefore ultimately greater price volitility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for an other than temporary impairment. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s consolidated balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised 1% of the Company’s total assets at June 30, 2005. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $1.2 million, or $0.04 per diluted share, during the second quarter ended June 30, 2005 compared to net income of $1.1 million, or $0.04 per diluted share, for the second quarter ended June 30, 2004. The Company had net income of $0.4 million, or a $0.01 loss per diluted share after considering preferred dividends, for the six months ended June 30, 2005 compared to net income of $2.6 million, or $0.09 per diluted share, for the six months ended June 30, 2004. Premium revenue for the quarter ended June 30, 2005 increased $2.1 million, or 4.9%, to $45.3 million. For the six months ended June 30, 2005, premium revenue increased $7.0 million, or 8.3%, to $91.6 million. The increase in premiums for the second quarter and six months ended June 30, 2005 was primarily attributable to increased volume in the general liability and surety lines of business at American Southern as well as increased volume written in 2004 for which premiums were earned in 2005 at Georgia Casualty. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005. The increase in net income for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was due to an increase in realized gains. During the second quarter of 2005, the Company had realized gains of $0.5 million compared to $0.1 million during the same period in 2004. The decrease in net income for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due to the significant first quarter 2005 loss which resulted from a significant increase in both the frequency and severity of claims in the property and casualty operations, as described below. The decrease in the income tax provision during the 2005 second quarter and year to date period was primarily due to the utilization of a $0.3 million tax benefit for the small life deduction which did not occur during the second quarter and first six months of 2004.

        The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

        A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

        The following is a summary of American Southern’s premiums for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross written premiums	$ 15,115	$ 15,965	$ 28,289	$ 27,985
Ceded premiums	(2,153)	(2,384)	(4,490)	(4,476)
Net written premiums	$ 12,962	$ 13,581	$ 23,799	$ 23,509
Net earned premiums	$ 12,692	$ 11,991	$ 25,808	$ 22,850

        Gross written premiums at American Southern decreased $0.9 million, or 5.3%, during the second quarter of 2005 compared to the second quarter of 2004 and increased $0.3 million, or 1.1%, during the first six months of 2005 over the comparable period in 2004. The primary reason for the 2005 second quarter decrease was the loss of a state contract which had contributed approximately $1.0 million in written premiums during the comparable period of 2004. The increase in gross written premiums during the first six months of 2005 was primarily due to increased business writings in the surety line of business. American Southern’s surety bond program, which began to increase production levels in the second half of 2004, generated $4.6 million in gross written premiums during the first six months of 2005 compared to $2.2 million in the first six months of 2004, a $2.4 million increase. Offsetting this increase was the loss of the previously discussed state contract.

        Ceded premiums decreased $0.2 million, or 9.7%, during the second quarter of 2005 compared to the second quarter of 2004 and increased slightly during the first six months of 2005 over the comparable period in 2004. The decrease in ceded premiums during the second quarter of 2005 was primarily due to the increased volume of surety business, which is not subject to reinsurance, as well as lower reinsurance rates resultant from increased retentions on certain program business.

        The following presents American Southern’s net earned premiums by line of business for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Commercial automobile	$ 6,020	$ 6,997	$ 12,257	$ 13,244
Private passenger auto	904	958	1,768	1,941
General liability	2,881	2,383	5,950	4,550
Property	876	939	1,846	1,924
Surety	2,011	714	3,987	1,191
Total	$ 12,692	$ 11,991	$ 25,808	$ 22,850

        Net earned premiums increased $0.7 million, or 5.8%, during the second quarter of 2005 and $3.0 million, or 12.9%, during the first six months of 2005 over the comparable periods in 2004. American Southern increased its business writings in the general liability and surety lines of business in 2004 and such trends continued in the second quarter and first six months of 2005.

        American Southern produces much of its business through contracts with various states and municipalities, some of which represent significant amounts of revenue. These contracts, which last from one to three years, are periodically subject to competitive renewal quotes and the loss of any significant contract could have a material adverse effect on the business or financial condition of American Southern and the Company. In an effort to increase the number of programs underwritten by American Southern and to insulate it from the loss of any one program, American Southern is continually evaluating new underwriting programs. There can be no assurance, however, that new programs or new accounts will offset lost business resulting from the non-renewal of any one or more contracts in the future. Further, profit margins on contracts vary significantly and new business opportunities may not be as profitable as any non-renewed contracts.

        The following sets forth the loss and expense ratios of American Southern for the second quarter and first six months of 2005 and for the comparable periods in 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss ratio	46.9%	51.6%	47.6%	52.5%
Expense ratio	43.4%	41.3%	45.6%	42.7%
Combined ratio	90.3%	92.9%	93.2%	95.2%

         The loss ratio for the second quarter of 2005 decreased to 46.9% from 51.6% in the second quarter of 2004 and to 47.6% in the first six months of 2005 from 52.5% in the comparable period of 2004. The increased focus on new business writings in the general liability and surety lines of business resulted in a decrease in the loss ratio due to favorable loss experience in those lines of business during the 2005 second quarter and year to date period. The expense ratio for the second quarter of 2005 increased to 43.4% compared to 41.3% in the second quarter of 2004 and to 45.6% for the first six months of 2005 compared to 42.7% for the first six months of 2004. The increase in the expense ratio for the 2005 second quarter and year to date period was a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. Also, American Southern continues to experience increased acquisition costs associated with new programs and accounts underwritten. As a percentage of gross written premiums, net fixed commissions increased to 17.6% for the first six months of 2005 from 16.7% for the first six months of 2004 while total commissions (fixed plus variable) increased to 29.4% from 26.4% for the same six month periods, respectively.

Association Casualty

        The following is a summary of Association Casualty’s premiums for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Direct written premiums	$ 5,758	$ 5,733	$ 10,135	$ 10,710
Assumed written premiums(1)	1,050	1,345	2,649	2,978
Gross written premiums	6,808	7,078	12,784	13,688
Ceded premiums	(1,133)	(1,113)	(2,212)	(2,058)
Net written premiums	$ 5,675	$ 5,965	$ 10,572	$ 11,630
Net earned premiums	$ 5,947	$ 5,472	$ 11,493	$ 10,916

        (1)  Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation.

        Gross written premiums at Association Casualty decreased $0.3 million, or 3.8%, during the second quarter of 2005 and $0.9 million, or 6.6%, during the first six months of 2005 from the same comparable periods in 2004. The decrease in gross written premiums for the second quarter and first six months of 2005 was primarily attributable to an increased level of price competition in the marketplace. Consequently, Association Casualty’s policy retention rates, specifically in the workers’ compensation line of business, have declined resulting in lost premiums. Association Casualty has been successful in diversifying its business and continues to increase premium writings for commercial multi-peril and automobile.

        Ceded premiums at Association Casualty increased slightly by 1.8% during the second quarter of 2005 and increased $0.2 million, or 7.5%, during the first six months of 2005 over the same comparable periods in 2004. Excluding written premiums of $1.1 million and $1.3 million assumed from Georgia Casualty under a quota share agreement in the second quarter of 2005 and the second quarter of 2004, respectively, that were not subject to reinsurance, premiums ceded as a percentage of written premiums increased to 19.7% in the second quarter of 2005 from 19.4% for the comparable period in 2004. Excluding written premiums assumed from Georgia Casualty for the six months ended June 30, 2005 and 2004 of $2.6 million and $3.0 million, respectively, premiums ceded as a percentage of written premiums increased to 21.8% in the first six months of 2005 from 19.2% in the comparable period in 2004. The increase in ceded premiums for the second quarter and first six months of 2005 was primarily due to rate increases on certain reinsured loss layers as well as various changes in reinsurance treaty provisions.

        The following presents Association Casualty’s net earned premiums by line of business for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Workers' compensation	$ 2,874	$ 2,837	$ 5,470	$ 5,718
General liability	83	176	152	346
Commercial multi-peril	1,696	1,502	3,376	2,977
Commercial automobile	1,286	943	2,478	1,848
Other	8	14	17	27
Total	$ 5,947	$ 5,472	$ 11,493	$ 10,916

        Net earned premiums increased $0.5 million, or 8.7%, during the second quarter of 2005 and $0.6 million, or 5.3%, during the first six months of 2005 over the comparable periods in 2004. The increase for the 2005 second quarter and year to date period was primarily due to a higher level of premium volume written during 2004 which is reflected as earned for the second quarter and first six months of 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

        The following sets forth the loss and expense ratios for Association Casualty for the second quarter and first six months of 2005 and the comparable periods in 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss ratio	69.1%	71.8%	61.9%	65.7%
Expense ratio	41.2%	41.3%	40.1%	43.3%
Combined ratio	110.3%	113.1%	102.0%	109.0%

         The loss ratio for the second quarter of 2005 decreased to 69.1% from 71.8% in the second quarter of 2004 and to 61.9% in the first six months of 2005 from 65.7% in the comparable period of 2004. The decrease in the loss ratio during the second quarter of 2005 was primarily due to two large losses incurred in the second quarter of 2004 that did not reoccur in 2005. During the second quarter of 2004, Association Casualty incurred two large losses; one relating to hail damage and the other as a result of fire damage, both of which exceeded retention levels and resulted in incurred losses of $0.7 million collectively. However, Association Casualty’s loss ratio during the 2005 second quarter was impacted by an increasing number of construction defect claims on liability policies, which increased loss adjustment expenses and produced a higher than targeted loss ratio. The decrease in the loss ratio during the first six months of 2005 as compared to the same period in 2004 was primarily attributable to the strict underwriting policies that Association Casualty implemented while re-underwriting its book of business. Association Casualty has benefited from these initiatives and continues to diversify its book of business and improve underwriting criteria. The expense ratio for the second quarter of 2005 decreased to 41.2% compared to 41.3% in the second quarter of 2004 and to 40.1% for the first six months of 2005 compared to 43.3% for the first six months of 2004. The decrease in the expense ratio for the 2005 second quarter and year to date period was primarily due to data processing and incremental conversion costs, incurred in 2004, associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty. Such conversion costs did not reoccur during the first six months of 2005. In addition, a reasonably consistent level of fixed expenses coupled with an increase in earned premiums contributed to the decreased expense ratio during the second quarter and first six months of 2005.

Georgia Casualty

        The following is a summary of Georgia Casualty’s premiums for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross written premiums	$ 13,533	$ 14,522	$ 31,399	$ 30,611
Ceded premiums	(5,070)	(3,116)	(11,671)	(6,391)
Ceded premiums(1)	(1,050)	(1,345)	(2,649)	(2,978)
Net written premiums	$ 7,413	$ 10,061	$ 17,079	$ 21,242
Net earned premiums	$ 9,963	$ 9,766	$ 20,674	$ 18,734

        (1)  Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation.

        Gross written premiums at Georgia Casualty decreased $1.0 million, or 6.8%, during the second quarter of 2005 compared to the second quarter of 2004 and increased $0.8 million, or 2.6%, during the first six months of 2005 over the comparable period in 2004. The decrease in premiums during the second quarter of 2005 was primarily attributable to the non-renewal of certain unprofitable accounts. During the 2005 second quarter, accounts resulting in approximately $1.0 million in gross written premiums were non-renewed from these initiatives. The increase in gross written premiums for the first six months of 2005 was primarily due to rate increases on renewal business.

        Ceded premiums at Georgia Casualty increased $1.7 million, or 37.2%, during the second quarter of 2005 and $5.0 million, or 52.8%, during the first six months of 2005 over the comparable periods in 2004. The increase in ceded premiums for the second quarter and first six months of 2005 was attributable to several factors. First, Georgia Casualty entered into a new reinsurance treaty agreement that became effective on January 1, 2005. Under the provisions of this reinsurance treaty agreement, the umbrella ceded premiums were determined and ceded based on written premiums during the second quarter and first six months of 2005 instead of on an earned premium basis as such premiums were earned and ceded in the second quarter and first six months of 2004. As a result, ceded premiums increased $1.9 million during the first six months of 2005 over the comparable period in 2004. During the second quarter of 2005, the amount of premiums ceded under this new agreement was consistent with the amount ceded in the second quarter of 2004. The impact to net earned premiums for the 2005 second quarter and year to date period was not significant since Georgia Casualty also recorded a ceded unearned premium reserve for umbrella ceded premiums that will be recognized over the period of the contract in proportion to the amount of insurance protection provided. Also, ceded premiums increased by approximately $0.5 million during the second quarter of 2005 and $1.0 million in the first six months of 2005 over the comparable periods in 2004 due to rate increases in the 2005 reinsurance agreements. Prior to 2005, Georgia Casualty’s primary working layer reinsurance contract provided for variable pricing based upon the company’s actual loss experience; beginning in 2005 all of the company’s reinsurance contracts provide for fixed rate pricing. Earned premiums that were subject to reinsurance during the 2005 second quarter and year to date period increased over the comparable periods in 2004 and, as a result, also generated additional ceded premiums for the second quarter and first six months of 2005 of $0.5 million and $1.1 million, respectively. Georgia Casualty has also accrued additional reinsurance charges in 2005 related to the previously discussed prior year reinsurance contract with experience rated variable pricing based on current year development of prior accident year claims.

       The following presents Georgia Casualty’s net earned premiums by line of business for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Workers' compensation	$ 3,305	$ 3,084	$ 6,711	$ 6,135
General liability	9	741	145	1,412
Commercial multi-peril	3,784	3,295	7,959	6,499
Commercial automobile	2,865	2,646	5,859	4,688
Total	$ 9,963	$ 9,766	$ 20,674	$ 18,734

        Net earned premiums increased $0.2 million, or 2.0%, during the second quarter of 2005 and $1.9 million, or 10.4%, during the first six months of 2005 over the comparable periods in 2004. The increase for the 2005 second quarter and year to date period was primarily due to a higher level of premium volume written during 2004 which is reflected as earned in the second quarter and first six months of 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

       The following sets forth Georgia Casualty’s loss and expense ratios for the second quarter and first six months of 2005 and the comparable periods in 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Loss ratio	71.5%	63.1%	88.3%	66.1%
Expense ratio	43.1%	43.2%	38.5%	40.7%
Combined ratio	114.6%	106.3%	126.8%	106.8%

        The loss ratio increased to 71.5% in the second quarter of 2005 from 63.1% in the second quarter of 2004 and to 88.3% in the first six months of 2005 from 66.1% in the first six months of 2004. The increase in the loss ratio during the second quarter and first six months of 2005 was due to a significant increase in both the frequency and severity of claims. During the first quarter of 2005, Georgia Casualty incurred numerous large claims related to losses for fires, fatalities, and tornados. The magnitude and frequency of these claims had a significant impact on the loss ratio in the first six months of 2005. Management has undertaken a comprehensive review of the existing book of business and based on recent experience has non-renewed several significant pieces of business, revised underwriting guidelines, and, in one instance, cancelled a significant insured in mid-term in accordance with the terms of the policy. While the impact of such actions is not immediately apparent, management expects improved results on a longer term basis. The expense ratio decreased to 43.1% in the second quarter of 2005 from 43.2% in the second quarter of 2004 and to 38.5% in the first six months of 2005 from 40.7% in the first six months of 2004. The decrease in the expense ratio for the 2005 quarter and year to date period was primarily due to a consistent level of fixed expenses coupled with an increase in earned premiums.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicare supplement	$ 12,971	$ 12,016	$ 26,256	$ 24,207
Other health	718	721	1,452	1,460
Life	3,020	3,237	5,922	6,428
Total	$ 16,709	$ 15,974	$ 33,630	$ 32,095

        Premium revenue at Bankers Fidelity increased $0.7 million, or 4.6%, during the second quarter of 2005 and $1.5 million, or 4.8%, during the first six months of 2005 over the comparable periods in 2004. The most significant increase in premiums was in the Medicare supplement line of business, where premiums increased $1.0 million, or 7.9%, during the second quarter of 2005 and $2.0 million, or 8.5%, during the first six months of 2005. Significant rate increases on existing Medicare supplement business that were implemented in varying amounts by state and plan in 2004 resulted in increased revenues for the 2005 second quarter and year to date period. In addition, during the fourth quarter of 2004, Bankers Fidelity purchased a block of Medicare supplement business with an estimated annualized premium of $4.5 million, which increased premium revenue during the second quarter of 2005 and the first six months of 2005 over the comparable periods in 2004. Premiums from the life insurance line of business decreased $0.2 million, or 6.7%, during the second quarter of 2005 and $0.5 million, or 7.9%, during the first six months of 2005 from the comparable periods in 2004 primarily due to a decline in sales related activities.

       The following summarizes Bankers Fidelity’s operating expenses for the second quarter and first six months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Benefits and losses	$ 12,403	$ 11,334	$ 24,864	$ 22,785
Commission and other expenses	4,956	5,192	9,859	10,109
Total expenses	$ 17,359	$ 16,526	$ 34,723	$ 32,894

        Benefits and losses increased 9.4% during the second quarter of 2005 and 9.1% during the first six months of 2005 over the comparable periods in 2004. As a percentage of premiums, benefits and losses were 74.2% for the second quarter of 2005 and 73.9% for the first six months of 2005 compared to 70.9% in the second quarter of 2004 and 71.0% for the first six months of 2004. The increase in the loss ratio was primarily due to the previously discussed acquired block of Medicare supplement business. Bankers Fidelity has filed and received approval for the appropriate rate increases for this block of business; however, the impact of these rate increases on the loss ratio is not expected to materialize until the second half of 2005. Rate increases implemented by Bankers Fidelity during both 2005 and 2004 on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

        Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 29.7% for the second quarter of 2005 and 29.3% for the first six months of 2005 compared to 32.5% for the second quarter of 2004 and 31.5% for the first six months of 2004. During the 2004 second quarter and year to date period, Bankers Fidelity experienced increased expenses in both printing and postage that resulted from providing new prescription drug cards to policyholders as well as increased marketing costs associated with the increasing number and quality of leads for the company’s agent sales force, which did not reoccur in 2005.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased $0.3 million, or 8.4%, during the second quarter of 2005 and $0.4 million, or 4.9%, for six months ended June 30, 2005 over the comparable periods in 2004. The increase in investment income for the 2005 second quarter and year to date period was primarily due to higher average invested assets in addition to a higher average yield on investments.

        The Company recognized a $0.03 million net realized gain during the first six months of 2005 compared to a $0.8 million net realized gain in the first six months of 2004. During the first quarter of 2005, the Company repositioned a portion of its fixed income investment portfolio due to rising interest rates which resulted in a net realized loss that offset a realized gain of $0.5 million that occurred during the second quarter of 2005 from the sale of an equity security. The Company does not currently anticipate future sales within its fixed income investment portfolio. During the first six months of 2005 and 2004, the Company recorded impairment charges on certain investment securities. While the write-downs did not impact the carrying value of these investments, they resulted in realized losses of $0.03 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense increased $0.1 million, or 7.6%, during the second quarter of 2005 and $0.04 million, or 2.4%, during the first six months of 2005 over the comparable periods in 2004. The increase in interest expense for the second quarter and first six months of 2005 was due to an increase in the London Interbank Offered Rate (“LIBOR”), which continued throughout 2004 and into 2005. The following factors substantially offset the increase in LIBOR during the first half of 2005. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia Bank, N.A. (“Wachovia”) matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received a variable interest rate equal to the three-month LIBOR, which was generally lower than the fixed rate. Given the decline in interest rates subsequent to the inception of the swap agreement in 2001, the current increases in interest expense are being partially offset by the elimination of higher fixed rate payments from the matured swap agreement. Additionally, during the second half of 2004, the Company repaid $3.0 million in principal of its term loan to Wachovia, which also helped to offset the increase in interest expense by reducing the average debt level.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $0.7 million, or 4.2%, during the second quarter of 2005 and $2.2 million, or 6.5%, during the first six months of 2005 over the comparable periods in 2004. The increase in other expenses for the second quarter and first six months of 2005 was primarily attributable to increased acquisition costs at American Southern resulting from premium growth and profitability. Agents’ variable commissions at American Southern increased $0.3 million during the second quarter of 2005 and $0.6 million for the first six months of 2005 as compared to the same periods in 2004 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Also, fixed commissions at American Southern increased $0.3 million during the first six months of 2005 over the comparable period in 2004 primarily as a result of the new programs and accounts the company has underwritten. Fixed commissions at American Southern for the second quarter of 2005 were consistent with the 2004 second quarter. In addition, the deferral of acquisition costs at American Southern in the 2005 second quarter and year to date period decreased $0.3 million and $0.8 million, respectively, from the comparable periods in 2004 and, as a result, increased other expenses during the second quarter and first half of 2005. The decrease in deferred acquisition costs at American Southern was primarily due to a significantly lower level of premium growth during the first half of 2005 than that which occurred during 2004. The Company has also experienced a significant increase in expenses related to Sarbanes-Oxley compliance work and audit fee accruals. These expenses increased $0.3 million, or 194.4%, during the second quarter of 2005 and $0.5 million, or 175.9%, during the first six months of 2005 over the comparable periods in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 40.4% in the second quarter of 2005 from 40.7% in the second quarter of 2004. Year to date this ratio decreased to 39.8% from 40.5% in the comparable period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

        The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. The Company believes that, within each subsidiary, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed. Cash flows at the Parent company are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent company are for the payment of operating expenses, the acquisition of capital assets and debt service requirements.

        The Parent’s insurance subsidiaries reported a combined statutory net income of $3.8 million for the first six months of 2005 compared to statutory net income of $3.7 million for the first six months of 2004. The reasons for the increase in statutory net income in the first six months of 2005 are discussed above in “Underwriting Results.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $2.7 million for the first six months of 2005 compared to $5.0 million for the first six months of 2004. Statutory results for the property and casualty operations differ from the results of operations under GAAP due to the deferral of acquisition costs. The life and health operations’ statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as the use of different reserving methods.

        The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2005, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $11.5 million. For all periods in which the Company had an accumulated deficit, dividends on the Series B Stock were accrued from additional paid in capital.

        At June 30, 2005, the Company’s $52.7 million of borrowings consisted of $11.5 million of bank debt (the “Term Loan’) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to pay $0.5 million in principal on June 30, and $1.3 million in principal on December 31, of each year beginning in 2005, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, and was 5.10% at June 30, 2005. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. On June 30, 2005, in accordance with the Term Loan agreement, the Company repaid $0.5 million in principal to Wachovia, reducing the outstanding amount of the term loan to $11.5 million. Effective May 2, 2005, the Term Loan credit agreement was amended. The amendment temporarily decreased the minimum investment of all bonds rated “2” or better by the National Association of Insurance Commissioners (“NAIC”) from 70% of the aggregate value of total investments to 50% during the period from May 2, 2005 to and including December 31, 2005. Prior to January 1, 2006, the Company cannot make any bond investments that are not rated “2” or better by the NAIC. The amendment to the credit agreement was necessitated by the credit rating downgrade of General Motors Corporation, General Motors Acceptance Corporation, and Ford Motor Credit Company. While management is hopeful that these companies will take the actions necessary to result in the upgrade of their credit ratings, to the extent possible, the Company has begun discussions with Wachovia with respect to a possible further extension of this modification through 2006. While Wachovia has made no firm commitment, it is the opinion of management that an additional modification extension could be negotiated, if required.

         The Company has formed two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2005, the effective interest rate was 7.36%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the second quarter of 2005 increased over the second quarter of 2004. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $17.6 million at June 30, 2005.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2005, Georgia Casualty had $18.5 million of statutory surplus, American Southern had $33.8 million of statutory surplus, Association Casualty had $18.1 million of statutory surplus, and Bankers Fidelity had $33.0 million of statutory surplus.

         Net cash used in operating activities was $5.0 million in the first six months of 2005 compared to $5.1 million in the first six months of 2004; and cash and short-term investments decreased from $41.0 million at December 31, 2004 to $37.6 million at June 30, 2005.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 11,500	$ 1,250	$ 3,500	$ 6,750	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	83,900	3,233	6,811	6,052	67,804
Operating leases	4,711	1,126	1,575	1,584	426
Purchase commitments(2)	9,321	9,184	137	-	-
Losses and claims(3)	170,588	68,235	54,588	25,588	22,177
Future policy benefits(4)	50,620	8,605	15,186	13,667	13,162
Unearned premiums(5)	44,876	19,297	13,463	6,283	5,833
Other policy liabilities	5,102	5,102	-	-	-
Total	$ 421,856	$ 116,032	$ 95,260	$ 59,924	$ 150,640

(1)	Interest payable is based on interest rates as of June 30, 2005 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of June 30, 2005. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid cannot be determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will be consistent with those projections at the end of the prior year end. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not consider reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform annual cash flow modeling of such liabilities at each year end, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premium have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the estimated prior year end loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the first quarter of 2005, the fair value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation, General Motors Corporation, and Ford Motor Credit Company decreased from December 31, 2004 primarily due to changes in credit risk and interest rates. The carrying amount of these fixed maturity investments at June 30, 2005 was $34.2 million with a cost basis of $40.1 million.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2005	10,715	$3.00	10,715	605,245
May 1 - May 31, 2005	47	3.00	47	605,198
June 1 - June 30, 2005	-	-	-	605,198
Total	10,762	$3.00	10,762

Item 4. Submission of Matters to a Vote of Security Holders

         On May 3, 2005, the shareholders of the Company cast the following votes at the annual meeting of shareholders with respect to the election of directors of the Company, and the appointment of Deloitte & Touche LLP as the Company’s independent registered public accountants.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,842,711	608,101
Hilton H. Howell, Jr.	19,842,721	608,091
Edward E. Elson	20,395,672	55,140
Harold K. Fischer	19,844,792	606,020
Samuel E. Hudgins	19,777,243	673,569
D. Raymond Riddle	20,409,162	41,650
Harriett J. Robinson	19,842,711	608,101
Scott G. Thompson	20,247,780	203,032
Mark C. West	20,409,152	41,660
William H. Whaley, M.D.	19,840,978	609,834
Dom H. Wyant	20,409,152	41,660

Appointment of Independent Registered Public Accountants	Shares Voted
	For	Against	Abstain
Deloitte & Touche LLP	20,432,441	5,406	12,965

Item 6.  Exhibits and Reports on Form 8-K

10.26 –	First Amendment, dated May 2, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, National Association

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certification pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 11, 2005	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
10.26	First Amendment, dated May 2, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003, betweeen Atlantic American Corporation and Wachovia Bank, National Association.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.