Form 10-Q
period 2005-09-30
ATLANTIC AMERICAN CORP
filed 2005-11-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     . No   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     . No   X  .

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 9, 2005 was 21,387,926.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited; In thousands, except share data)

ASSETS
	September 30, 2005	December 31, 2004
Cash and cash equivalents, including short-term investments of $18,914 and $23,073	$ 42,474	$ 40,958
Investments:
Fixed maturities (cost: $214,829 and $226,527)	208,180	229,465
Common and non-redeemable preferred stocks (cost: $31,385 and $14,741)	49,056	38,407
Other invested assets (cost: $3,963 and $4,570)	3,975	4,569
Mortgage loans	2,019	2,997
Policy and student loans	2,091	2,321
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	266,597	279,035
Receivables:
Reinsurance	67,157	62,854
Other (net of allowance for doubtful accounts: $1,579 and $1,677)	44,080	47,127
Deferred income taxes, net	6,664	476
Deferred acquisition costs	28,516	30,358
Other assets	8,730	6,695
Goodwill	3,008	3,008
Total assets	$ 467,226	$ 470,511

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 50,965	$ 49,886
Unearned premiums	61,365	70,264
Losses and claims	177,005	167,133
Other policy liabilities	4,932	5,004
Total policy liabilities	294,267	292,287
Accounts payable and accrued expenses	32,101	36,026
Payable for securities	9,000	-
Bank debt payable	11,500	12,000
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	388,106	381,551

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138; shares outstanding: 21,380,245 and 21,212,925	21,412	21,412
Additional paid-in capital	50,165	50,369
Retained earnings	462	462
Unearned compensation	(39)	(22)
Accumulated other comprehensive income	7,088	17,207
Treasury stock, at cost; 31,893 and 199,213 shares	(102)	(602)
Total shareholders' equity	79,120	88,960
Total liabilities and shareholders' equity	$ 467,226	$ 470,511

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Insurance premiums	$ 43,422	$ 43,947	$ 135,028	$ 128,542
Investment income	3,932	3,939	12,240	11,858
Realized investment gains, net	185	1,623	219	2,441
Other income	248	139	761	626
Total revenue	47,787	49,648	148,248	143,467
Benefits and expenses:
Insurance benefits and losses incurred	28,602	30,504	91,110	84,837
Commissions and underwriting expenses	14,069	15,237	43,202	42,636
Interest expense	935	698	2,608	2,331
Other	4,070	3,395	11,431	10,260
Total benefits and expenses	47,676	49,834	148,351	140,064
Income (loss) before income tax benefit	111	(186)	(103)	3,403
Income tax benefit	451	2,023	1,075	1,050
Net income	562	1,837	972	4,453
Preferred stock dividends	(302)	(302)	(905)	(915)
Net income applicable to common stock	$ 260	$ 1,535	$ 67	$ 3,538
Net income per common share (basic)	$ .01	$ .07	$ -	$ .17
Net income per common share (diluted)	$ .01	$ .07	$ -	$ .16

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; In thousands)
Nine Months Ended September 30, 2005	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2004	$ 134	$ 21,412	$ 50,369	$ 462	$ (22)	$ 17,207	$ (602)	$ 88,960
Comprehensive income (loss):
Net income				972				972
Decrease in unrealized investment gains						(15,568)		(15,568)
Deferred income tax attributable to other comprehensive income (loss)						5,449		5,449
Total comprehensive loss								(9,147)
Dividends accrued on preferred stock				(905)				(905)
Deferred share compensation expense			(202)	(40)			240	(2)
Restricted stock grants					(66)		66	-
Amortization of unearned compensation					49			49
Purchase of shares for treasury							(79)	(79)
Issuance of shares for employee benefit plans and stock options			(2)	(27)			273	244
Balance, September 30, 2005	$ 134	$ 21,412	$ 50,165	$ 462	$ (39)	$ 7,088	$ (102)	$ 79,120
Nine Months Ended September 30, 2004
Balance, December 31, 2003	$ 139	$ 21,412	$ 51,978	$ (4,457)	$ (22)	$ 18,293	$ (450)	$ 86,893
Comprehensive income (loss):
Net income				4,453				4,453
Decrease in unrealized investment gains						(5,579)		(5,579)
Fair value adjustment to interest rate swap						445		445
Deferred income tax attributable to other comprehensive income (loss)						1,797		1,797
Total comprehensive income								1,116
Preferred stock redeemed	(5)		(495)					(500)
Dividends accrued on preferred stock			(915)					(915)
Deferred share compensation expense			27					27
Restricted stock grants			21		(66)		45	-
Amortization of unearned compensation					49			49
Purchase of shares for treasury							(690)	(690)
Issuance of shares for employee benefit plans and stock options			57	(19)			225	263
Balance, September 30, 2004	$ 134	$ 21,412	$ 50,673	$ (23)	$ (39)	$ 14,956	$ (870)	$ 86,243

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; In thousands)
	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 972	$ 4,453
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	19,674	17,658
Acquisition costs deferred	(17,832)	(18,986)
Realized investment gains	(219)	(2,441)
Increase in insurance reserves	1,980	18,575
Compensation expense related to share awards	47	76
Depreciation and amortization	787	1,066
Deferred income tax benefit	(739)	(1,038)
Decrease (increase) in receivables, net	1,383	(21,266)
Decrease in other liabilities	(4,830)	(2,098)
Other, net	(2,236)	2,136
Net cash used in operating activities	(1,013)	(1,865)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	76,279	89,092
Investments purchased	(72,658)	(76,796)
Additions to property and equipment	(547)	(420)
Net cash provided by investing activities	3,074	11,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Preferred stock redemption	-	(500)
Preferred stock dividends	-	(10)
Repayments of debt	(500)	(3,000)
Proceeds from the exercise of stock options	34	79
Purchase of treasury shares	(79)	(690)
Net cash used in financing activities	(545)	(4,121)
Net increase in cash and cash equivalents	1,516	5,890
Cash and cash equivalents at beginning of period	40,958	34,238
Cash and cash equivalents at end of period	$ 42,474	$ 40,128
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,509	$ 2,470
Cash paid for income taxes	$ 317	$ 1,118

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited; In thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note 2.  Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R during the first quarter of 2006 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards, including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. Based on the current level of stock-based awards, the impact of adoption is anticipated to result in compensation expense being recognized in an amount which approximates that reflected in the existing SFAS No. 123 pro forma disclosures.

        In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 107 ("SAB No. 107"), "Share-Based Payment", providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in MD&A subsequent to such adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006.

        In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3". This Statement applies to all voluntary changes in accounting principle, and changes the requirements of accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical.  APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle.

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months and nine months ended September 30, 2005 and 2004.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
American Southern	$ 14,001	$ 14,249	$ 42,035	$ 39,414
Association Casualty	5,831	6,364	18,535	18,704
Georgia Casualty	9,983	10,601	32,728	31,577
Bankers Fidelity	17,824	18,321	54,306	53,149
Corporate and Other	3,426	2,889	10,067	9,032
Adjustments and Eliminations	(3,278)	(2,776)	(9,423)	(8,409)
Total Revenue	$ 47,787	$ 49,648	$ 148,248	$ 143,467

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
American Southern	$ 2,038	$ 1,890	$ 6,020	$ 5,295
Association Casualty	54	338	1,033	783
Georgia Casualty	(1,509)	(3,248)	(4,968)	(2,271)
Bankers Fidelity	1,425	2,322	3,184	4,257
Corporate and Other	(1,897)	(1,488)	(5,372)	(4,661)
Consolidated Results	$ 111	$ (186)	$ (103)	$ 3,403

Note 4.   Credit Arrangements

        Bank Debt

        At September 30, 2005, the Company’s $11,500 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan. The term loan requires the Company to pay $500 in principal on June 30 and $1,250 in principal on December 31 of each year beginning in 2005, with one final payment of $6,750 at maturity on June 30, 2008. The interest rate on the borrowing is the London Interbank Offered Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. The applicable margin is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. As of September 30, 2005 the stated interest rate on the bank debt was LIBOR + 2.00%, or 5.50%. The loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Effective May 2, 2005, the term loan credit agreement was amended. The amendment temporarily decreased the required minimum investment of all bonds rated “2” or better by the National Association of Insurance Commissioners (“NAIC”) from 70% of the aggregate value of total investments to 50% during the period from May 2, 2005 to and including December 31, 2005. Prior to January 1, 2006, the Company cannot make any bond investments that are not rated “2” or better by the NAIC. The amendment to the credit agreement was necessitated by the credit rating downgrade of General Motors Corporation, General Motors Acceptance Corporation, and Ford Motor Credit Company bonds (See Note 10). While management believes that, to the extent possible, these companies will take actions intended to result in the upgrade of their respective credit ratings, the Company has had discussions with Wachovia with respect to a possible further extension of this modification through 2006. While Wachovia has made no firm commitment, it is the opinion of management that an additional modification extension could be negotiated, if required.

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

At September 30, 2005, the financial structure of each of Atlantic American Statutory Trust I and II were as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance September 30, 2005	18,042	23,196
Balance December 31, 2004	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Reconciliation of Other Comprehensive Income

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2005	2004	2005	2004
Net gain on sale of securities included in net income	$ 185	$ 1,623	$ 219	$ 2,441
Other comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (6,338)	$ 4,871	$ (15,349)	$ (3,138)
Reclassification adjustment	(185)	(1,623)	(219)	(2,441)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	(6,523)	3,248	(15,568)	(5,579)
Fair value adjustment to interest rate swap	-	-	-	445
Deferred income tax attributable to other comprehensive income (loss)	2,283	(1,137)	5,449	1,797
Change in accumulated other comprehensive income	(4,240)	2,111	(10,119)	(3,337)
Accumulated other comprehensive income beginning of period	11,328	12,845	17,207	18,293
Accumulated other comprehensive income end of period	$ 7,088	$ 14,956	$ 7,088	$ 14,956

Note 6.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended September 30, 2005
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 562	21,344
Less preferred stock dividends	(302)
Net income applicable to common shareholders	$ 260	21,344	$ .01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		347
Net income applicable to common shareholders	$ 260	21,691	$ .01

	Three Months Ended September 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,837	21,254
Less preferred stock dividends	(302)
Net income applicable to common shareholders	$ 1,535	21,254	$ .07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		475
Net income applicable to common shareholders	$ 1,535	21,729	$ .07

	Nine Months Ended September 30, 2005
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 972	21,285
Less preferred stock dividends	(905)
Net income applicable to common shareholders	$ 67	21,285	$ -
Diluted Earnings Per Common Share:
Effect of dilutive stock options		359
Net income applicable to common shareholders	$ 67	21,644	$ -

	Nine Months Ended September 30, 2004
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 4,453	21,247
Less preferred stock dividends	(915)
Net income applicable to common shareholders	$ 3,538	21,247	$ .17
Diluted Earnings Per Common Share:
Effect of dilutive stock options		464
Net income applicable to common shareholders	$ 3,538	21,711	$ .16

        All outstanding stock options for the three months and nine months ended September 30, 2005 were included in the earnings per share calculation since their impact was dilutive. Outstanding stock options of 5,000 for the three months ended September 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding stock options of 77,000 for the nine months ended September 30, 2004 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculations since its impact was antidilutive.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$ 562	$ 1,837	$ 972	$ 4,453
Add: Stock-based employee compensation expense included in reported net income, net of tax	11	12	31	50
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(30)	(65)	(88)	(212)
Pro forma net income	$ 543	$ 1,784	$ 915	$ 4,291
Net income per common share:
Basic - as reported	$ .01	$ .07	$ -	$ .17
Basic - pro forma	$ .01	$ .07	$ -	$ .16
Diluted - as reported	$ .01	$ .07	$ -	$ .16
Diluted - pro forma	$ .01	$ .07	$ -	$ .16

      The resulting pro forma compensation cost may not be representative of that to be expected in future periods.

Note 8.  Employee Retirement Plans

      The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$ 44	$ 42	$ 133	$ 127
Interest cost	75	69	225	208
Expected return on plan assets	(46)	(42)	(139)	(126)
Net amortization	36	20	107	61
Net periodic benefit cost	$ 109	$ 89	$ 326	$ 270

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Nine Months Ended September 30,
	2005	2004
Discount rate	5.75%	6.00%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $229 for all defined benefit pension plans in 2005. During the three months and nine months ended September 30, 2005, the Company made payments of $17 and $76, respectively, to the pension plans.

Note 9.  Commitments and Contingencies

        From time to time the Company is party to litigation occurring in the normal course of business. In the opinion of management, such litigation will not have a material adverse effect on the Company’s financial position or results of operations.

Note 10.  Investments

        During the first quarter of 2005, the carrying value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation (“GMAC”), General Motors Corporation (“GM”), and Ford Motor Credit Company (“Ford”) decreased primarily as a result of changes in credit risk. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of September 30, 2005.

	September 30, 2005
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC and GM bonds	$ 23,650	$ 30,102	$ (6,452)

Ford bonds	5,874	6,250	(376)

GMAC and GM redeemable
preferred stock	2,855	3,700	(845)
Total	$ 32,379	$ 40,052	$ (7,673)

        During the first nine months of 2005, net pre-tax unrealized gains recognized in other comprehensive income decreased from $26,603 at December 31, 2004 to $11,035 at September 30, 2005. Of the $15,568 decrease, $6,838 was due to the decreased value of the investments in GMAC, GM and Ford bonds and $973 was due to the decreased value of the investments in GMAC and GM redeemable preferred stock. During the third quarter of 2005, the aggregate carrying value of these investments decreased by approximately $1,800 from June 30, 2005. As of September 30, 2005, management does not believe that there has been an other than temporary impairment in the value of these investments.

        On August 3, 2005, Gray Television, Inc. (“Gray”) announced a plan to spin-off its newspaper publishing and GrayLink wireless businesses to its shareholders.  The new company formed as a result of the spin-off, Triple Crown Media, Inc. (“Triple Crown”) is then expected to acquire Bull Run Corporation (“Bull Run”), assuming the requisite approvals are obtained.  In connection with the spin-off, the Company expects to receive one share of Triple Crown common stock for every ten shares of Gray common stock and for every ten shares of Gray class A common stock owned.  In connection with the Bull Run acquisition, the Company expects to receive 0.0289 shares of Triple Crown common stock for each share of Bull Run common stock owned by it and Triple Crown series A preferred stock in exchange for the shares of Bull Run’s series D preferred stock.  The consummation of these transactions and the valuations ascribed to the Triple Crown securities is dependent upon the satisfaction of certain conditions contained in the applicable transaction documents.

Note 11.  Regulatory Matters

        Three of the Company’s insurance subsidiaries are currently undergoing state mandated triennial examinations. Such examinations are conducted in the normal course of business and the Company is not aware of any significant adjustments to statutory financial information, if any, which may be required as a result of the state examinations. Further, the Company has been in communication with the Texas Department of Insurance (“TDI”) with respect to inter-company reinsurance transactions between Association Casualty, a TDI regulated entity, and Georgia Casualty, an entity regulated by the State of Georgia Department of Insurance. While TDI has made no factual determinations, it has expressed concerns with respect to certain operating statistics and results of Georgia Casualty in 2005 and prior periods and ultimately the impact such results could have on the ability of Georgia Casualty to meet its reinsurance obligations to Association Casualty. While no formal action has been taken by TDI, the Company continues its discussion with TDI; while at the same time taking action to reduce future reinsurance balances between the two companies. Management anticipates no material impact to the consolidated entity.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the third quarter and nine months ended September 30, 2005. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere herein, as well as the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

         Unpaid loss and loss adjustment expenses comprised 46% of the Company’s liabilities at September 30, 2005. This obligation includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2005, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2005 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2005. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Future development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2005 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated future development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 13% of the Company’s total liabilities at September 30, 2005. These liabilities relate to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 6% of the Company’s total assets at September 30, 2005. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 24% of the Company’s total assets at September 30, 2005. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 66% of the Company’s total assets at September 30, 2005. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have publicly quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgement and uncertainty and therefore ultimately greater price volitility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for an other than temporary impairment. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s consolidated balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised 1% of the Company’s total assets at September 30, 2005. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and available tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.6 million, or $0.01 per diluted share, during the third quarter ended September 30, 2005 compared to net income of $1.8 million, or $0.07 per diluted share, for the third quarter ended September 30, 2004. The Company had net income of $1.0 million, or $0.00 per diluted share, for the nine months ended September 30, 2005 compared to net income of $4.5 million, or $0.16 per diluted share, for the nine months ended September 30, 2004. Premium revenue for the quarter ended September 30, 2005 decreased $0.5 million, or 1.2%, to $43.4 million. The decrease in premiums during the third quarter of 2005 was primarily due to the non-renewal of several large accounts that were not profitable along with increased reinsurance costs in the property and casualty operations. For the nine months ended September 30, 2005, premium revenue increased $6.5 million, or 5.0%, to $135.0 million. The increase in premiums for the nine months ended September 30, 2005 was primarily attributable to increased volume in the general liability and surety lines of business at American Southern as well as increased volume written in 2004 at Georgia Casualty which was earned in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005. The decrease in net income for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 was primarily due to a decrease in realized gains. During the third quarter of 2005, the Company had realized gains of $0.2 million compared to $1.6 million during the same period in 2004. The decrease in net income for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due to several significant losses which resulted from a significant increase in both the frequency and severity of claims in the property and casualty operations, as described below. In addition, during the third quarter of 2005, net income decreased by a $0.3 million deferred income tax expense, compared to a $1.3 million deferred income tax benefit in the third quarter of 2004, both related to adjustments to the Company’s income tax valuation allowance. The 2005 increase in the valuation allowance was the result of a reassessment of the realization of certain net operating loss carry forwards. Also during the third quarter of 2005, the Company amended certain prior years’ tax returns to recognize permanent items that generated a current income tax refund of $0.7 million which partially offset the increase in the valuation allowance. For the nine months ended September 30, 2005, the Company had net realized gains of $0.2 million compared to net realized gains of $2.4 million during the same nine month period of 2004 which decreased comparative net income in the first nine months of 2005. Further, during the quarter and nine months ended September 30, 2005, the Company was directly impacted by three hurricanes, Dennis, Katrina, and Rita, all of which resulted in hurricane related expenses of $1.7 million in the property and casualty operations compared to $3.8 million in hurricane related expenses during the same periods of 2004.

        The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

        A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

        The following is a summary of American Southern’s premiums for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross written premiums	$ 16,007	$ 16,461	$ 44,296	$ 44,446
Ceded premiums	(2,230)	(2,483)	(6,720)	(6,959)
Net written premiums	$ 13,777	$ 13,978	$ 37,576	$ 37,487
Net earned premiums	$ 12,769	$ 12,557	$ 38,577	$ 35,407

        Gross written premiums at American Southern decreased $0.5 million, or 2.8%, during the third quarter of 2005 and $0.2 million, or .3%, during the first nine months of 2005 from the comparable periods in 2004. The primary reason for the 2005 third quarter decrease was the loss of several large accounts. The decrease in gross written premiums during the first nine months of 2005 was due to the non-renewal of a state contract and the lost business discussed previously, all of which had contributed approximately $2.8 million in written premiums during the comparable period of 2004. Offsetting these accounts was the increased business writings in the surety line of business. American Southern’s surety bond program, which began to increase production levels in the second half of 2004, generated $7.1 million in gross written premiums during the first nine months of 2005 compared to $4.0 million in the first nine months of 2004, a $3.1 million increase.

        Ceded premiums decreased $0.3 million, or 10.2%, during the third quarter of 2005 and $0.2 million, or 3.4%, during the first nine months of 2005 from the comparable periods in 2004. The decrease in ceded premiums during the third quarter and first nine months of 2005 was primarily due to the increased volume of surety business, which is not subject to reinsurance, as well as lower reinsurance rates resulting from increased retentions on certain program business.

        The following presents American Southern’s net earned premiums by line of business for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Commercial automobile	$ 6,043	$ 6,809	$ 18,300	$ 20,053
Private passenger auto	890	905	2,658	2,846
General liability	2,930	2,727	8,880	7,277
Property	920	969	2,766	2,893
Surety	1,986	1,147	5,973	2,338
Total	$ 12,769	$ 12,557	$ 38,577	$ 35,407

        Net earned premiums increased $0.2 million, or 1.7%, during the third quarter of 2005 and $3.2 million, or 9.0%, during the first nine months of 2005 over the comparable periods in 2004. American Southern increased its business writings in the general liability and surety lines of business in 2004 and such trends have continued in 2005.

        The following sets forth American Southern's loss and expense ratios for the third quarter and first nine months of 2005 and the comparable periods in 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss ratio	51.4%	53.3%	48.8%	52.8%
Expense ratio	42.3%	45.1%	44.5%	43.6%
Combined ratio	93.7%	98.4%	93.3%	96.4%

         The loss ratio for the third quarter of 2005 decreased to 51.4% from 53.3% in the third quarter of 2004 and to 48.8% in the first nine months of 2005 from 52.8% in the comparable period of 2004. The increased focus on new business writings in the general liability and surety lines of business resulted in a decrease in the loss ratio due to favorable loss experience in those lines of business during the 2005 third quarter and year to date period. Also, during the third quarter of 2004, American Southern incurred, and its loss ratio was impacted by, $1.0 million in hurricane related expenses, which did not reoccur in 2005.

        The expense ratio for the third quarter of 2005 decreased to 42.3% from 45.1% in the third quarter of 2004 and increased to 44.5% for the first nine months of 2005 compared to 43.6% for the first nine months of 2004. During the third quarter of 2005, the expense ratio decreased due to lower variable commissions which resulted from higher losses in accounts that are subject to profit sharing commissions. The increase in the expense ratio for the 2005 year to date period was a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. Also, American Southern continues to experience increased acquisition costs associated with new programs and accounts underwritten. As a percentage of gross written premiums, net fixed commissions increased to 16.9% for the first nine months of 2005 from 16.4% for the first nine months of 2004 while total commissions (fixed plus variable) increased to 27.6% from 26.4% for the same nine month periods, respectively.

Association Casualty

        The following is a summary of Association Casualty’s premiums for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Direct written premiums	$ 5,812	$ 5,365	$ 15,947	$ 16,075
Assumed written premiums(1)	(1,939)	1,522	710	4,500
Gross written premiums	3,873	6,887	16,657	20,575
Ceded premiums	(1,307)	(1,039)	(3,519)	(3,097)
Net written premiums	$ 2,566	$ 5,848	$ 13,138	$ 17,478
Net earned premiums	$ 5,107	$ 5,808	$ 16,600	$ 16,724

        (1)  Written premiums assumed from Georgia Casualty under a quota share agreement and eliminated in consolidation. The quota share agreement was cancelled effective August 31, 2005.

        Gross written premiums at Association Casualty decreased $3.0 million, or 43.8%, during the third quarter of 2005 and $3.9 million, or 19.0%, during the first nine months of 2005 from the comparable periods in 2004. The decrease in gross written premiums for the third quarter and first nine months of 2005 was primarily attributable to the termination of the quota share agreement with Georgia Casualty effective August 31, 2005. Prior to the termination of this quota share agreement, approximately $3.3 million in premiums had been assumed by Association Casualty from Georgia Casualty under this contract. Further, effective September 1, 2005, Association Casualty no longer cedes any portion of its business to Georgia Casualty, which is expected to offset the decrease in premiums from the terminated quota share agreement discussed previously. Prospectively, such business will remain with Association Casualty. In addition, Association Casualty continues to experience an increased level of price competition in the marketplace resulting in a decline in new business.

        Ceded premiums at Association Casualty increased $0.3 million, or 25.8%, during the third quarter of 2005 and $0.4 million, or 13.6%, during the first nine months of 2005 over the comparable periods in 2004. The increase in ceded premiums for the third quarter and first nine months of 2005 was primarily due to rate increases on certain reinsured loss layers as well as changes in retention rates and coverage limits.

        The following presents Association Casualty’s net earned premiums by line of business for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Workers' compensation	$ 2,351	$ 2,797	$ 7,821	$ 8,515
General liability	95	200	247	546
Commercial multi-peril	1,630	1,728	5,006	4,705
Commercial automobile	1,026	1,068	3,504	2,916
Other	5	15	22	42
Total	$ 5,107	$ 5,808	$ 16,600	$ 16,724

        Net earned premiums decreased $0.7 million, or 12.1%, during the third quarter of 2005 and $0.1 million, or 0.7%, during the first nine months of 2005 from the comparable periods in 2004. The decrease for the 2005 third quarter and year to date period was primarily due to the termination of the quota share agreement discussed previously.

        The following sets forth Association Casualty's loss and expense ratios for the third quarter and first nine months of 2005 and the comparable periods in 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss ratio	74.7%	62.7%	65.8%	64.6%
Expense ratio	38.4%	41.1%	39.6%	42.6%
Combined ratio	113.1%	103.8%	105.4%	107.2%

         The loss ratio for the third quarter of 2005 increased to 74.7% from 62.7% in the third quarter of 2004 and to 65.8% in the first nine months of 2005 from 64.6% in the comparable period of 2004. The increase in the loss ratio during the third quarter and first nine months of 2005 was primarily attributable to the decrease in net earned premiums that resulted from the termination of the quota share agreement discussed previously. However, Association Casualty’s loss ratio during the 2005 year to date period was also impacted by an increasing number of construction defect claims on liability policies, which increased loss adjustment expenses and produced a higher than targeted loss ratio.

        The expense ratio for the third quarter of 2005 decreased to 38.4% compared to 41.1% in the third quarter of 2004 and to 39.6% for the first nine months of 2005 compared to 42.6% for the first nine months of 2004. The decrease in the expense ratio for the 2005 third quarter and year to date period was primarily due to data processing and incremental conversion costs, incurred in 2004 and not in the corresponding periods of 2005, associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty. Also, as a result of a state premium tax reduction, Association Casualty reduced its premium tax accrual on written premiums to an effective rate of 2.8% during the first nine months of 2005 from 3.5% in the first nine months of 2004.

Georgia Casualty

        The following is a summary of Georgia Casualty’s premiums for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Gross written premiums	$ 9,457	$ 15,660	$ 40,856	$ 46,271
Ceded premiums	(4,737)	(4,380)	(16,408)	(10,771)
Ceded premiums(1)	1,939	(1,522)	(710)	(4,500)
Net written premiums	$ 6,659	$ 9,758	$ 23,738	$ 31,000
Net earned premiums	$ 9,173	$ 9,294	$ 29,847	$ 28,028

        (1)  Written premiums ceded to Association Casualty under a quota share agreement and eliminated in consolidation. The quota share agreement was cancelled effective August 31, 2005.

        Gross written premiums at Georgia Casualty decreased $6.2 million, or 39.6%, during the third quarter of 2005 and $5.4 million, or 11.7%, during the first nine months of 2005 from the comparable periods in 2004. The decrease in premiums during the third quarter and first nine months of 2005 was primarily attributable to the non-renewal of certain unprofitable accounts. During the third quarter of 2005, accounts resulting in approximately $1.8 million in annualized gross written premiums were non-renewed from these initiatives. For the 2005 year to date period, approximately $2.8 million in annualized gross written premiums were non-renewed. In addition, during the third quarter of 2005, Georgia Casualty returned written premiums of $0.6 million to a single insured due to a mid-term cancellation which did not occur during the third quarter of 2004. Also, Georgia Casualty has experienced an increased level of price competition in the marketplace and ceased writing new property business in the state of Florida, both of which resulted in a decrease in business during the third quarter and first nine months of 2005 from the same periods in 2004. Effective August 31, 2005, Georgia Casualty and Association Casualty terminated their quota share agreement. In addition, effective September 1, 2005, Georgia Casualty no longer assumes new business written by Association Casualty. During the first nine months of 2005, Georgia Casualty’s written premiums on behalf of Association Casualty and subsequently reinsured by Georgia Casualty were $15.8 million. Prospectively, such business will remain with Association Casualty.

        Ceded premiums at Georgia Casualty decreased $3.1 million, or 52.6%, during the third quarter of 2005 from the same period in 2004 and increased $1.8 million, or 12.1%, during the first nine months of 2005 over the comparable period in 2004. The decrease in ceded premiums in the third quarter of 2005 was primarily due to the termination of the quota share agreement discussed previously as well as a $0.5 million reduction in ceded premiums that resulted from a negotiated rate adjustment to a broker’s commission. The increase in ceded premiums during the first nine months of 2005 was attributable to several factors. First, Georgia Casualty entered into a new reinsurance treaty agreement that became effective on January 1, 2005. Under the provisions of this reinsurance treaty agreement, the umbrella ceded premiums were determined and ceded based on written premiums during the third quarter and first nine months of 2005 instead of on an earned premium basis as such premiums were earned and ceded in the third quarter and first nine months of 2004. As a result, ceded premiums related to beginning of the year unearned premiums increased $1.9 million during the first nine months of 2005 over the comparable period in 2004. During the third quarter of 2005, the amount of premiums ceded under this new agreement was $0.3 million higher than the amount ceded in the third quarter of 2004. The impact to net earned premiums for the 2005 third quarter and year to date period was not significant since Georgia Casualty also recorded a ceded unearned premium reserve for umbrella ceded premiums that will be recognized over the period of the contract in proportion to the amount of insurance protection provided. Also, ceded premiums increased by approximately $1.1 million during the third quarter of 2005 and $2.6 million in the first nine months of 2005 over the comparable periods in 2004 due to rate increases in the 2005 reinsurance agreements. In addition, earned premiums that were subject to reinsurance in the first nine months of 2005 increased over the comparable period in 2004 and, as a result, generated higher ceded written premiums for the 2005 year to date period of approximately $0.6 million. During the third quarter and first nine months of 2005, Georgia Casualty accrued hurricane related expenses of $0.8 million in catastrophic reinstatement premiums, compared to $1.4 million in the same periods of 2004, which consisted of $0.5 million in catastrophic reinstatement premiums and $0.9 million for the reinsurance provisional rate adjustment. The decrease in hurricane related expenses during the 2005 third quarter and year to date period partially offset the increase in ceded written premiums for 2005. Prior to 2005, Georgia Casualty’s primary working layer reinsurance contract provided for variable pricing based upon the company’s actual loss experience; beginning in 2005 all of the company’s reinsurance contracts provide for fixed rate pricing. Georgia Casualty has accrued additional reinsurance charges in 2005 related to the previously discussed prior year reinsurance contract with experience rated variable pricing based on current year development of prior accident year claims.

       The following presents Georgia Casualty’s net earned premiums by line of business for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Workers' compensation	$ 2,951	$ 3,192	$ 9,662	$ 9,327
General liability	3	723	148	2,135
Commercial multi-peril	3,475	3,093	11,434	9,592
Commercial automobile	2,744	2,286	8,603	6,974
Total	$ 9,173	$ 9,294	$ 29,847	$ 28,028

        Net earned premiums decreased $0.1 million, or 1.3%, during the third quarter of 2005 from the same period in 2004 and increased $1.8 million, or 6.5%, during the first nine months of 2005 over the comparable period in 2004. The decrease in net earned premiums during the third quarter of 2005 was due to the non-renewal of certain unprofitable accounts and higher reinsurance costs. The increase for the 2005 year to date period was primarily due to a higher level of premium volume written during 2004 which is reflected as earned in the third quarter and first nine months of 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.

       The following sets forth Georgia Casualty’s loss and expense ratios for the third quarter and first nine months of 2005 and the comparable periods in 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Loss ratio	73.0%	98.0%	83.6%	76.7%
Expense ratio	52.3%	51.0%	42.7%	44.1%
Combined ratio	125.3%	149.0%	126.3%	120.8%

        The loss ratio decreased to 73.0% in the third quarter of 2005 from 98.0% in the third quarter of 2004 and increased to 83.6% in the first nine months of 2005 from 76.7% in the first nine months of 2004. The decrease in the loss ratio during the third quarter of 2005 was primarily due to a decrease in hurricane related losses. During the third quarter of 2005, Georgia Casualty incurred $0.6 million in hurricane related losses compared to $1.4 million in the third quarter of 2004. The increase in the loss ratio during the first nine months of 2005 was due to a significant increase in both the frequency and severity of claims. During the first quarter of 2005, Georgia Casualty incurred numerous large claims related to losses for fires, fatalities, and tornados. The magnitude and frequency of these claims had a significant impact on the loss ratio in the first nine months of 2005. Management has undertaken a comprehensive review of the existing book of business and based on recent experience has non-renewed several significant pieces of business, revised underwriting guidelines, and, in one instance, cancelled a significant insured in mid-term in accordance with the terms of the policy. While the impact of such actions is not immediately apparent, management expects improved results on a longer term basis.

        The expense ratio increased to 52.3% in the third quarter of 2005 from 51.0% in the third quarter of 2004 and decreased to 42.7% in the first nine months of 2005 from 44.1% in the first nine months of 2004. The increase in the expense ratio for the third quarter of 2005 was primarily attributable to the decrease in net earned premiums that resulted from the non-renewal of certain unprofitable accounts and higher reinsurance costs as discussed previously. The decrease in the expense ratio for the 2005 year to date period was primarily due to a consistent level of fixed expenses coupled with an increase in net earned premiums. Also contributing to the decrease in the 2005 year to date expense ratio was the prior year decrease in reinsurance profit sharing commissions. During the third quarter and first nine months of 2004, reinsurance profit sharing commissions decreased by $0.4 million due to deteriorating loss experience from a number of similar claims which did not reoccur in 2005.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Medicare supplement	$ 12,699	$ 12,313	$ 38,955	$ 36,520
Other health	726	742	2,178	2,202
Life	2,949	3,234	8,871	9,662
Total	$ 16,374	$ 16,289	$ 50,004	$ 48,384

        Premium revenue at Bankers Fidelity increased $0.1 million, or .5%, during the third quarter of 2005 and $1.6 million, or 3.3%, during the first nine months of 2005 over the comparable periods in 2004. The most significant increase in premiums was in the Medicare supplement line of business, where premiums increased $0.4 million, or 3.1%, during the third quarter of 2005 and $2.4 million, or 6.7%, during the first nine months of 2005. Significant rate increases on existing Medicare supplement business that were implemented in varying amounts by state and plan in 2004 resulted in increased revenues for the 2005 third quarter and year to date period. In addition, during the fourth quarter of 2004, Bankers Fidelity purchased a block of Medicare supplement business with an estimated annualized premium of $4.5 million, which increased premium revenue during the third quarter of 2005 and the first nine months of 2005 over the comparable periods in 2004. Premiums from the life insurance line of business decreased $0.3 million, or 8.8%, during the third quarter of 2005 and $0.8 million, or 8.2%, during the first nine months of 2005 from the comparable periods in 2004 primarily due to a decline in sales related activities.

       The following summarizes Bankers Fidelity’s operating expenses for the third quarter and first nine months of 2005 and the comparable periods in 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Benefits and losses	$ 11,525	$ 11,062	$ 36,389	$ 33,847
Commission and other expenses	4,874	4,937	14,733	15,046
Total expenses	$ 16,399	$ 15,999	$ 51,122	$ 48,893

        Benefits and losses increased 4.2% during the third quarter of 2005 and 7.5% during the first nine months of 2005 over the comparable periods in 2004. As a percentage of premiums, benefits and losses were 70.4% for the third quarter of 2005 and 72.8% for the first nine months of 2005 compared to 67.9% in the third quarter of 2004 and 70.0% for the first nine months of 2004. The increase in the loss ratio was primarily due to the previously discussed acquired block of Medicare supplement business. Bankers Fidelity has received approval for rate increases for this block of business and, as a result, has experienced an improvement in its loss ratio; however, the impact of these rate increases on the loss ratio is not expected to materialize fully until the fourth quarter of 2005. Rate increases implemented by Bankers Fidelity during both 2005 and 2004 on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

        Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, these expenses were 29.8% for the third quarter of 2005 and 29.5% for the first nine months of 2005 compared to 30.3% for the third quarter of 2004 and 31.1% for the first nine months of 2004. During the comparable 2004 year to date period, Bankers Fidelity experienced increased expenses in both printing and postage that resulted from providing new prescription drug cards to policyholders as well as increased marketing costs associated with increasing the number and quality of leads for the company’s agent sales force, which did not reoccur in 2005 to the same extent.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income decreased slightly during the third quarter of 2005 from the third quarter of 2004 and increased $0.4 million, or 3.2%, during the first nine months of 2005 over the comparable period in 2004. The increase in investment income for the 2005 year to date period was primarily due to a higher level of average invested assets in addition to a higher average yield on investments.

        The Company recognized a $0.2 million net realized gain during the first nine months of 2005 compared to a $2.4 million net realized gain in the first nine months of 2004. During the first quarter of 2005, the Company repositioned a portion of its fixed income investment portfolio due to rising interest rates, which resulted in realized losses and, consequently, partially offset the realized gains that occurred during the first nine months of 2005. The Company does not currently anticipate significant future sales within its fixed income investment portfolio. During the first nine months of 2005 and 2004, the Company recorded impairment charges on certain investment securities. While the write-downs did not impact the carrying value of these investments, they resulted in realized losses of $0.05 million and $0.2 million for the nine months ended September 30, 2005 and 2004, respectively. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense increased $0.2 million, or 34.0%, during the third quarter of 2005 and $0.3 million, or 11.9%, during the first nine months of 2005 over the comparable periods in 2004. The increase in interest expense for the third quarter and first nine months of 2005 was due to an increase in the London Interbank Offered Rate (“LIBOR”), which occurred throughout 2004 and into 2005. The following factors substantially offset the increase in LIBOR during the first nine months of 2005. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia Bank, N.A. (“Wachovia”) matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received a variable interest rate equal to the three-month LIBOR, which was generally lower than the fixed rate. Given the decline in interest rates subsequent to the inception of the swap agreement in 2001, the current increases in interest expense were partially offset by the elimination of higher fixed rate payments from the matured swap agreement. Additionally, during the second half of 2004 and into 2005, the Company repaid $3.5 million in principal on its term loan to Wachovia, which also helped to offset the increase in interest expense by reducing the average debt level.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.5 million, or 2.6%, during the third quarter of 2005 compared to the third quarter of 2004 and increased $1.7 million, or 3.3%, during the first nine months of 2005 over the comparable period in 2004. The decrease in other expenses during the third quarter of 2005 was primarily due to decreased commissions and profit sharing expenses that resulted from the reduction in direct written premiums and the decreased profitability of certain agents as discussed previously. The increase in other expenses in the first nine months of 2005 was primarily attributable to increased acquisition costs at American Southern. Agents’ variable commissions at American Southern increased $0.2 million for the first nine months of 2005 as compared to the same period in 2004 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Also, fixed commissions at American Southern increased $0.2 million during the first nine months of 2005 over the comparable period in 2004 primarily as a result of the new programs and accounts the company has underwritten. In addition, the deferral of acquisition costs at American Southern in the 2005 year to date period decreased $1.0 million from the comparable period in 2004 and, as a result, increased other expenses during the first nine months of 2005. The decrease in deferred acquisition costs at American Southern was primarily due to a significantly lower level of premium growth during the first nine months of 2005 than that which occurred during 2004. The Company has also experienced a significant increase in expenses related to Sarbanes-Oxley compliance work and audit fee accruals. These expenses increased $0.4 million, or 259.9%, during the third quarter of 2005 and $0.9 million, or 205.3%, during the first nine months of 2005 over the comparable periods in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 41.8% in the third quarter of 2005 from 42.4% in the third quarter of 2004. Year to date this ratio decreased to 40.5% from 41.2% in the comparable period in 2004.

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

        The Parent’s insurance subsidiaries reported a combined statutory net income of $5.9 million for the first nine months of 2005 compared to statutory net income of $4.4 million for the first nine months of 2004. The reasons for the increase in statutory net income in the first nine months of 2005 are discussed above in “Underwriting Results.” Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $3.9 million for the first nine months of 2005 compared to $5.9 million for the first nine months of 2004. Statutory results for the property and casualty operations differ from the results of operations under GAAP due to the deferral of acquisition costs. The life and health operations’ statutory results differ from GAAP primarily due to the deferral of acquisition costs, as well as the use of different reserving methods.

        The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At September 30, 2005, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $11.8 million. For all periods in which the Company had an accumulated deficit, dividends on the Series B Stock were accrued from additional paid in capital.

        At September 30, 2005, the Company’s $52.7 million of borrowings consisted of $11.5 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to pay $0.5 million in principal on June 30 and $1.3 million in principal on December 31 of each year beginning in 2005, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, and was 5.50% at September 30, 2005. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Effective May 2, 2005, the Term Loan credit agreement was amended. The amendment temporarily decreased the required minimum investment of all bonds rated “2” or better by the National Association of Insurance Commissioners (“NAIC”) from 70% of the aggregate value of total investments to 50% during the period from May 2, 2005 to and including December 31, 2005. Prior to January 1, 2006, the Company cannot make any bond investments that are not rated “2” or better by the NAIC. The amendment to the credit agreement was necessitated by the credit rating downgrade of General Motors Corporation, General Motors Acceptance Corporation, and Ford Motor Credit Company bonds (See Note 10). While management believes that, to the extent possible, these companies will take actions intended to result in the upgrade of their respective credit ratings, the Company has had discussions with Wachovia with respect to a possible further extension of this modification through 2006. While Wachovia has made no firm commitment, it is the opinion of management that an additional modification extension could be negotiated, if required.

         The Company has two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their respective original dates of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2005, the effective interest rate was 7.87%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the third quarter of 2005 increased over the third quarter of 2004. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $16.1 million at September 30, 2005.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2005, Georgia Casualty had $16.2 million of statutory surplus, American Southern had $32.7 million of statutory surplus, Association Casualty had $17.9 million of statutory surplus, and Bankers Fidelity had $33.6 million of statutory surplus.

         Net cash used in operating activities was $1.0 million in the first nine months of 2005 compared to $1.9 million in the first nine months of 2004; and cash and short-term investments increased from $41.0 million at December 31, 2004 to $42.5 million at September 30, 2005.

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

REGULATORY MATTERS

        Three of the Company’s insurance subsidiaries are currently undergoing state mandated triennial examinations. Such examinations are conducted in the normal course of business and the Company is not aware of any significant adjustments to statutory financial information, if any, which may be required as a result of the state examinations. Further, the Company has been in communication with the Texas Department of Insurance (“TDI”) with respect to inter-company reinsurance transactions between Association Casualty, a TDI regulated entity, and Georgia Casualty, an entity regulated by the State of Georgia Department of Insurance. While TDI has made no factual determinations, it has expressed concerns with respect to certain operating statistics and results of Georgia Casualty in 2005 and prior periods and ultimately the impact such results could have on the ability of Georgia Casualty to meet its reinsurance obligations to Association Casualty. While no formal action has been taken by TDI, the Company continues its discussion with TDI; while at the same time taking action to reduce future reinsurance balances between the two companies. Management anticipates no material impact to the consolidated entity.

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 11,500	$ 1,750	$ 9,750	$ -	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	88,982	3,591	7,210	6,302	71,879
Operating leases	5,906	1,103	2,153	2,327	323
Purchase commitments(2)	16,271	16,202	69	-	-
Losses and claims(3)	177,005	70,802	56,642	26,550	23,011
Future policy benefits(4)	50,965	8,664	15,290	13,761	13,250
Unearned premiums(5)	41,728	17,943	12,518	5,842	5,425
Other policy liabilities	4,932	4,932	-	-	-
Total	$ 438,527	$ 124,987	$ 103,632	$ 54,782	$ 155,126

(1)	Interest payable is based on interest rates as of September 30, 2005 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of September 30, 2005. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due up to and including the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR is an estimate, subject to significant uncertainty. The actual amount to be paid cannot be determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will be consistent with those projections at the end of the prior year end. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not consider reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform annual cash flow modeling of such liabilities at each year end, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premium have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the estimated prior year end loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the first quarter of 2005, the carrying value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation, General Motors Corporation, and Ford Motor Credit Company decreased from December 31, 2004 primarily as a result of changes in credit risk. The carrying amount of these fixed maturity investments at September 30, 2005 was $32.4 million with a cost basis of $40.1 million.

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

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2005	35	$ 3.00	35	605,163
August 1 - August 31, 2005	164	3.00	164	604,999
September 1 - September 30, 2005	-	-	-	604,999
Total	199	$ 3.00	199

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certification pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 14, 2005	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.