Form 10-K
period 2005-12-31
ATLANTIC AMERICAN CORP
filed 2006-03-31
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
Common Stock, $1.00 par value
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☐          Non-Accelerated Filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $16,226,004. On March 17, 2006 there were 21,394,735 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
      1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 2, 2006, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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
      The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance market place. Each of the Company’s subsidiaries operate with relative autonomy, which allows for quick reaction to market opportunities. In addition, the Company seeks to develop and expand cross-selling opportunities and other synergies among its subsidiaries as they arise.

Property and Casualty Operations
      The Company’s property and casualty operations are composed of three distinct entities, American Southern, Association Casualty and Georgia Casualty. The primary products offered by the Company’s property and casualty operations are described below, followed by an overview of each company.

Workers’ Compensation Insurance policies provide indemnity and medical benefits to insured workers for injuries sustained in the course of their employment.

Business Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorists coverage and physical damage coverage to commercial accounts.

General Liability Insurance policies cover bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

Property Insurance policies provide for payment of losses on real and personal property caused by fire or other multiple perils.

Personal Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorists coverage and physical damage coverage to individuals.

Surety Bonds are contracts under which one party, the insurance company issuing the surety bond, guarantees to a third party, that the primary party will fulfill an obligation in accordance with a contractual agreement. This obligation may involve meeting a contractual commitment, paying a debt or performing certain duties.
      American Southern. American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern produces business in 27 states in the Southeast and Midwest in which it is licensed to conduct business. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also offers both property and general liability coverage. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds. In recent years, American Southern has increased its premium writings in the general liability, primarily artisan and small contractors, and surety lines of business and expects such trends to continue.
      The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Automobile liability	$16,723	$18,944	$17,947	$22,748	$23,677
Automobile physical damage	11,002	11,187	9,451	9,829	8,732
General liability	11,767	10,102	5,777	3,647	3,161
Property	3,692	3,862	3,819	3,627	3,386
Surety	8,263	3,967	364	63	67

Total	$51,447	$48,062	$37,358	$39,914	$39,023

      Georgia Casualty. Georgia Casualty is a property-casualty insurance company providing workers’ compensation, commercial property, general liability, commercial automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States. Georgia Casualty’s primary marketing focus is on accounts with low to moderate hazard grades, ranging from $20,000 to $250,000 in written premiums. In addition to the wide range of commercial products available, Georgia Casualty offers customized extension endorsements for various classes of business, including, but not limited to, light manufacturing, restaurants, golf clubs and artisan contractors. These products, along with risk management and claims services, are offered through a network of independent agents. Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.
      The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums for each of its principal product lines:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Workers’ compensation	$12,909	$11,608	$11,071	$10,592	$10,744
Business automobile	11,026	9,470	8,767	7,388	5,412
General liability	434	351	2,272	1,761	2,610
Property	14,901	13,246	12,209	10,003	6,813

Total	$39,270	$34,675	$34,319	$29,744	$25,579

      Association Casualty. Association Casualty is a property-casualty insurance company that offers workers’ compensation, commercial property, commercial automobile, general liability, umbrella and inland marine coverages throughout Texas and surrounding states. Association Casualty has adopted a strategy consistent with that of Georgia Casualty and is focused on small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premiums. In addition to a wide range of products, customized extension endorsements are also offered to various classes of business, including restaurants, light manufacturing and country clubs. These particular products are coupled with specialized loss control and claims services and are offered through a network of independent agents. Association Casualty is licensed to do business in nine states.

      The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums for each of its principal product lines.

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Workers’ compensation	$9,613	$11,357	$13,196	$18,950	$22,784
Business automobile	4,265	4,119	2,307	1,811	671
General liability	350	558	385	221	117
Property	6,744	6,647	4,464	3,080	1,001
Group accident and health	—	—	—	182	1,138

Total	$20,972	$22,681	$20,352	$24,244	$25,711

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity constitutes the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement, accounted for 82.4% of Bankers Fidelity’s net earned premiums in 2005. Life insurance, including both whole and term life insurance policies, accounted for 17.6% of Bankers Fidelity’s premiums in 2005. In terms of the number of policies written in 2005, 29% were life insurance policies and 71% were health policies.
      The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums for each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands)
Life insurance	$11,600	$12,934	$13,541	$15,421	$14,096

Medicare supplement	51,414	49,575	46,190	42,298	38,268
Cancer, accident and other health	2,890	2,933	2,952	2,878	2,912

Total health	54,304	52,508	49,142	45,176	41,180

Total	$65,904	$65,442	$62,683	$60,597	$55,276

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
Marketing

Property and Casualty Operations
      American Southern. A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid a moderate up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can retain such business at contract renewal. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with AAA Carolinas to market personal automobile insurance to the members of the automobile club. This program produced gross written premiums of approximately $8.6 million during 2005. Effective October 1, 2005, this joint venture was terminated due to unfavorable underwriting results.
      Association Casualty. Association Casualty is represented by a field force of 65 independent agencies with 85 locations in Texas for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Association Casualty also offers a contingent profit sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals, and complemented by the assistance of Association Casualty’s underwriting, loss control and claims staffs.
      Georgia Casualty. Georgia Casualty is represented by a field force of 56 independent agencies with 87 locations in eight states for the sale and distribution of its insurance products. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms and can be terminated by either party. Georgia Casualty also offers a contingent profit-sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with various general agents, responsible for marketing and other activities, who also, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon thirty days’ written notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated on a pure commission basis. Using independent agents also enables Bankers Fidelity to expand or contract its sales forces at any time without incurring significant additional expense.
      Bankers Fidelity has implemented a selective agent qualification process and had 2,049 licensed agents as of December 31, 2005. The agents concentrate their sales activities in either the accident and health or life insurance product lines, although the company is currently promoting greater cross selling initiatives through property and casualty and worksite marketing agencies. During 2005, a total of 566 agents wrote policies on behalf of Bankers Fidelity.
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
      Bankers Fidelity utilizes multiple distribution sales systems including special markets centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory to produce a minimum senior population of 25,000. Bankers Fidelity also recruits at a general agent level as well as at a managing general agent level in an effort to use more than one distribution system to lower expenses.
      The Company believes these distribution systems solve an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with producers who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.
Underwriting

Property and Casualty Operations
      American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty and Association Casualty internally underwrite all of their individual accounts.
      During the course of the policy year, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each product line are reviewed on a stand-alone basis periodically. When the results are below expectations, management takes appropriate corrective action which may include raising rates, reviewing underwriting standards, reducing commissions paid to agents, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

Life and Health Operations
      Bankers Fidelity issues a variety of products for both life and health, which include senior life products typically with small face amounts of between $1,000 and $30,000 and Medicare supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2005 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).
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

Property and Casualty Operations
      American Southern, Association Casualty, and Georgia Casualty control their claims costs by utilizing an in-house staff of claims supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, a claim file is established. The claims department then conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, updates the file for the findings and any required reserve adjustments. The property and casualty companies frequently utilize independent adjusters and appraisers to service claims which require on-site inspections.

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

Reserves
      The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Balance at January 1	$167,133	$150,092	$148,691
Less: Reinsurance recoverables	(57,429)	(41,752)	(39,380)

Net balance at January 1	109,704	108,340	109,311

Incurred related to:
Current year	119,455	111,220	98,536
Prior years	(6,708)	(1,899)	139

Total incurred	112,747	109,321	98,675

Paid related to:
Current year	68,792	67,020	56,229
Prior years	38,309	41,867	43,417

Total paid	107,101	108,887	99,646

Acquired reserves(1)	(85)	930	—

Net balance at December 31	115,265	109,704	108,340
Plus: Reinsurance recoverables	53,352	57,429	41,752

Balance at December 31	$168,617	$167,133	$150,092

(1)	See Note 3 of Notes to Consolidated Financial Statements.
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
      The Company’s actuaries regularly review reserves for both current and prior accident years using the most current claims data. These regular reviews incorporate a variety of actuarial methods (as discussed in Critical Accounting Policies) and judgments and involve a disciplined analysis. For most lines of business, certain actuarial methods and specific assumptions are deemed more appropriate based on the current circumstances affecting that line of business. These selections incorporate input from claims personnel and operating management on reported loss cost trends and other factors that could affect the reserve estimates.
      For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported (“IBNR”) reserves for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses emerge in the early periods is generally not as reliable an indication of the ultimate loss costs as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analysis and application of prior accident years’ loss ratios after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.
      For short-tail lines of business, the emergence of paid loss and case reserves is more credible and likely indicative of ultimate losses. The method used to set reserves for these lines is based upon utilization of a historical development pattern for reported losses. IBNR reserves for the current year are set as the difference between the estimated fully developed ultimate losses for each year, less the established, related case reserves and cumulative related payments. IBNR reserves for prior accident years are similarly determined, again relying on an indicated, historical development pattern for reported losses.
      Based on the results of regular reserve estimate reviews, the Company will determine the appropriate reserve adjustment, if any, to record. If necessary, recorded reserve estimates are changed after consideration of numerous factors, including, but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indication in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to recognize changes in estimates to ultimate losses in mature accident years and less volatile lines of business.
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
      Components of the Company’s reserves for losses and claims by product line at December 31, 2005 were as follows:

	Case	IBNR	Total

	(In thousands)
Workers’ compensation	$38,441	$17,490	$55,931
Business automobile	18,850	17,307	36,157
Personal automobile/physical damage	4,215	1,266	5,481
General & other liability	7,202	10,086	17,288
Commercial multi peril	9,846	16,750	26,596
Other lines (including life)	1,937	2,461	4,398
Medicare supplement	260	8,432	8,692
Unallocated loss adjustment reserves	—	14,074	14,074

Total reserves for losses and claims	$80,751	$87,866	$168,617

      The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2005 review indicated that reserves could be as much as 8.7% lower or as much as 5.4% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material.

Property and Casualty Operations
      The Company’s property and casualty operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE and are not discounted. The property and casualty operations also maintain IBNR reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by qualified actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis of cost trends and reviews of historical reserve results.
      The property and casualty operations establish reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of LAE. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.
      The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of the property and casualty operations’ insurance lines from 1995 through 2005. Development from acquired companies are included from the year of acquisition. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that have been incurred but not yet reported. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.
      The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2005. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

	(In thousands)
Reserve for losses and LAE	$158,393	$156,415	$139,560	$139,802	$135,948	$126,263	$120,235	$81,070	$81,657	$79,776	$74,677
Cumulative paid as of:
One year later		53,752	52,420	48,628	52,644	48,780	38,957	26,357	25,799	25,925	30,117
Two years later			77,924	81,083	78,654	78,496	63,496	43,749	38,756	38,330	42,581
Three years later				97,438	98,580	93,599	80,824	54,408	48,330	45,073	49,288
Four years later					108,587	106,022	90,266	61,981	54,840	50,334	53,224
Five years later						111,833	100,393	66,467	58,891	53,833	56,517
Six years later							104,658	72,925	61,600	56,534	59,398
Seven years later								75,486	65,744	59,029	61,320
Eight years later									68,042	61,671	63,570
Nine years later										63,321	66,122
Ten years later											67,310
Ultimate losses and LAE
reestimated as of:
End of year	158,393	156,415	139,560	139,802	135,948	126,263	120,235	81,070	81,657	79,776	74,677
One year later		148,576	146,058	143,771	136,606	130,415	115,019	80,174	75,243	76,269	79,620
Two years later			144,989	149,552	143,901	136,425	117,289	81,023	73,037	70,734	76,712
Three years later				148,755	146,775	140,039	122,099	83,149	75,199	68,816	73,383
Four years later					147,618	143,400	125,006	83,033	76,758	70,932	72,944
Five years later						142,646	129,797	83,182	76,832	72,430	74,695
Six years later							128,299	86,132	76,886	72,243	76,275
Seven years later								85,285	77,692	72,401	75,986
Eight years later									77,574	72,144	76,323
Nine years later										72,208	75,976
Ten years later											76,018
Cumulative redundancy (deficiency)		$7,839	$(5,429)	$(8,953)	$(11,670)	$(16,383)	$(8,064)	$(4,215)	$4,083	$7,568	$(1,341)
		5.0%	-3.9%	-6.4%	-8.6%	-13.0%	-6.7%	-5.2%	5.0%	9.5%	-1.8%
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

Property and Casualty Operations
      American Southern. American Southern’s basic reinsurance treaties generally cover all claims in excess of $150,000 per occurrence. Limits per occurrence within the reinsurance treaties are as follows: Fire, inland marine and commercial automobile — $125,000 excess of $50,000 retention; all other lines vary by type of policy and generally have retentions in excess of $100,000, up to $150,000. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not subject to reinsurance.
      Association Casualty. Association Casualty’s basic reinsurance treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the reinsurance treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $20.0 million; Liability — $11.0 million; and Surety — $10.0 million. Association Casualty maintains a property catastrophe reinsurance treaty with a $7.0 million limit excess of $500,000 retention.
      Georgia Casualty. Georgia Casualty’s basic reinsurance treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the reinsurance treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $20.0 million; Liability — $11.0 million; and Surety — $10.0 million. Georgia Casualty maintains a property catastrophe reinsurance treaty with a $7.0 million limit excess of $500,000 retention. Effective January 1, 2005, Georgia Casualty entered into a quota share reinsurance agreement with Association Casualty to cover 15% of the first $300,000 of occurrence losses. This agreement, as well as a similar 2004 quota share contract, also with Association Casualty, was commuted as of August 31, 2005.

Life and Health Operations
      Bankers Fidelity. Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2005, Bankers Fidelity reinsured $33.0 million of the $277.0 million of life insurance in force, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

Competition
      Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

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
      Association Casualty. The Texas market, historically Association Casualty’s primary market, is extremely competitive. Association Casualty’s competition comes from carriers that are of a larger size than Association Casualty as well as a state fund that writes monoline workers’ compensation insurance. Association Casualty’s strong focus and commitment to its target markets has enabled it to forge stronger ties with the agency networks that represent the company. Insurance products that provide a full range of commercial coverage, as well as customized loss control and claims services, position the agency partners to compete effectively within their respective geographic locations. Association Casualty generally writes workers’ compensation coverage as a part of the total insurance package. Flexible commission agreements award the greatest commissions to those agents that demonstrate loyalty and commitment to Association Casualty through continued premium growth and profitability. This further allows Association Casualty to be competitive in the marketplace.
      Georgia Casualty. Georgia Casualty’s insurance business is also extremely competitive. The competition includes: (1) companies with higher A.M. Best ratings, (2) alternative workers’ compensation markets, and (3) self-insured funds. Georgia Casualty’s efforts are directed in the following three general categories where the company believes it has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty’s key to being competitive in these areas is maintaining strong underwriting standards, risk management programs, writing workers’ compensation coverage as part of the total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

Life and Health Operations
      The life and health insurance business remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity focuses on three core products in the senior market; Medicare supplement, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that the primary competitors in this market are Continental Life, Standard Life & Accident, Lincoln Heritage Life, United American, American Pioneer and Blue Cross/ Blue Shield. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits, and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity has expanded into other markets through cross-selling strategies with the company’s property and casualty affiliations, offering turn-key marketing programs to facilitate business through these relationships. Bankers Fidelity continues to expand in niche markets through long-term relationships with a select number of independent marketing organizations including worksite marketing, credit union business and association endorsements. Bankers Fidelity has a track record of competing in its chosen markets through long-standing relationships with independent agents and marketing agencies by providing proprietary marketing initiatives and outstanding service to distribution and policyholders. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services, and market expertise.
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
      Association Casualty. Association Casualty is currently rated “A-” (Excellent) by A.M. Best.
      Georgia Casualty. Georgia Casualty is currently rated “B++” (Very Good) by A.M. Best.
      Bankers Fidelity. Bankers Fidelity is currently rated “B++” (Very Good) by A.M. Best.
Regulation
      In common with all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency to be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commissioners of intercorporate transfers of assets (including payments of dividends by the insurance subsidiaries in excess of specified amounts) within the holding company system.
      Most states require that rate schedules and other information be filed with the state’s insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive, or discriminatory. The Company has historically experienced no significant regulatory resistance to its applications for rate adjustments; however, the Company cannot provide any assurance that it will not receive any objections to its applications in the future.
      A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2005, securities with an amortized cost of $17.9 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.
      Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The occurrence and amount of such assessments increased in 2004 and 2003. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For 2005, 2004, and 2003, the amounts expensed by the Company for such assessments was $0.1 million, $0.6 million, and $0.5 million, respectively.
      Workers’ compensation insurance carriers authorized to transact business in certain states are required to participate in second injury trust funds of those states. A second injury trust fund is a state-mandated monetary reserve designed to remove financial disincentives from employment of individuals with disabilities. Without a second injury trust fund, the employer or insurer might be required to absorb full indemnity and/or medical and rehabilitation costs if a worker suffered increased disability from a work-related injury because of a pre-existing condition. Second injury trust funds are used to reimburse indemnity and medical costs to employer/insurers on accepted, qualified second injury cases. For 2005, 2004, and 2003, the amounts expensed by the Company in connection with such assessments was $1.2 million, $1.1 million, and $1.8 million, respectively.
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
      For the year ended December 31, 2005, Bankers Fidelity and Association Casualty were within the NAIC “usual” range for all 13 financial ratios. American Southern was outside the “usual” range on two ratios: the gross change in policyholders’ surplus and the net change in adjusted policyholders’ surplus. The gross change in policyholders’ surplus variance and the net change in adjusted policyholders’ surplus variance resulted from the significant decrease in the value of several fixed maturity securities due primarily to changes in the credit risk associated with these securities. Georgia Casualty was outside the “usual” range on three ratios: the change in net writings, the two year overall operating ratio variance, and the net change in adjusted policyholders’ surplus. The change in net writings ratio variance was primarily due to the decrease in assumed premium. During the third quarter of 2005, Georgia Casualty no longer assumed new business written by Association Casualty. The two year overall operating ratio variance was primarily due to hurricane related expenses in addition to several large losses. The net change in adjusted policyholders’ surplus ratio variance resulted from the significant decrease in the value of several fixed maturity securities due primarily to changes in the credit risk associated with these securities.
Risk-Based Capital
      Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action.

“Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2005, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.
Investments
      Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,

	2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed maturities:
U.S. Government agencies and authorities	$141,572	46.5%	$125,855	41.7%	$121,521	39.1%
States, municipalities and political subdivisions	1,037	0.3	1,144	0.4	1,446	0.5
Public utilities	4,932	1.6	5,939	2.0	7,309	2.3
All other corporate bonds	61,040	20.1	71,327	23.6	73,868	23.8
Redeemable preferred stock	23,226	7.6	24,900	8.2	24,205	7.8
Certificates of deposit	100	0.0	300	0.1	1,100	0.3

Total fixed maturities(1)	231,907	76.1	229,465	76.0	229,449	73.8
Common and non-redeemable preferred stocks(2)	36,108	11.9	38,407	12.7	44,000	14.2
Mortgage, policy and student loans(3)	4,017	1.3	5,318	1.8	5,564	1.8
Other invested assets(4)	3,660	1.2	4,569	1.5	4,639	1.5
Real estate	38	—	38	—	—	—
Investment in unconsolidated trusts	1,238	0.4	1,238	0.4	1,238	0.4
Short-term investments(5)	27,726	9.1	23,073	7.6	25,819	8.3

Total investments	$304,694	100.0%	$302,108	100.0%	$310,709	100.0%

(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Total cost of fixed maturities was $232.6 million as of December 31, 2005, $226.5 million as of December 31, 2004, and $223.2 million as of December 31, 2003.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Certain non-redeemable preferred stocks do not have quoted values, and are carried at estimated fair value as determined by management. Total cost of equity securities was $15.4 million as of December 31, 2005, $14.7 million as of December 31, 2004, and $21.7 million as of December 31, 2003.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated fair value and the others are accounted for using the equity method. Total cost of other invested assets was $3.7 million as of December 31, 2005, $4.6 million as of December 31, 2004, and $4.6 million as of December 31, 2003.

(5)	Short-term investments are valued at cost, which approximates market value.

      Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Average investments(1)	$294,411	$290,256	$283,873
Net investment income	16,460	15,640	15,359
Average yield on investments	5.59%	5.39%	5.41%
Realized investment gains (losses), net(2)	(10,456)	2,199	360

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

(2)	Includes a $10.7 million impairment charge in 2005 for automotive sector fixed maturity investments. See Note 2 of Notes to Consolidated Financial Statements.
      Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.
Employees
      The Company and its subsidiaries employed 275 people at December 31, 2005.
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
Available Information
      The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like Atlantic American that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at www.atlam.com.
Executive Officers of the Registrant
      The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2006, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	82	Chairman of the Board	1974
Hilton H. Howell, Jr.	43	Director, President & CEO	1992
John G. Sample, Jr.	49	Senior Vice President & CFO	2002
      Officers are elected annually and serve at the discretion of the Board of Directors.

      Mr. Robinson has served as a Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is a director of Triple Crown Media, Inc. and Gray Television, Inc.
      Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992. Mr. Howell is the son-in-law of Mr. Robinson. He is also a director of Triple Crown Media, Inc. and Gray Television, Inc.
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
Forward-Looking Statements
      Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to, among other things, economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others, those discussed in the “Risk Factors” section which follows and: unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not ultimately extended; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and second-injury trust funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 1A.	Risk Factors
      There are numerous factors, many beyond our control, which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. Any factor discussed below or elsewhere in this report could by itself or, together with one or more factors, cause results to differ significantly from our expectations. Further, there may be significant additional risks which management has not considered which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company.

We operate in a highly competitive environment.
      The life and health and property and casualty insurance businesses are highly competitive. We compete with large national insurance companies, locally-based specialty carriers and alternative risk transfer entities whose activities are directed to limited markets. Competitors include companies that have substantially greater resources than we do, as well as mutual companies and similar companies not owned by shareholders. Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written. Increased competition could adversely affect our ability to attract and retain business at current premium levels and reduce the profits that would otherwise arise from operations.

We operate in a highly regulated environment.
      Our insurance businesses are subject to extensive regulations by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to limiting the amount of dividend and other payments that can be made to our holding company by our insurance subsidiaries, regulatory authorities have broad administrative and supervisory authority relating to: licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to our customers. Regulatory authorities may also impose conditions on terms of business or rate increases that we may desire to enhance our operating results. In addition, we may incur significant costs in complying with regulatory requests, initiatives and/or requirements. Regulatory authorities generally also regulate insurance holding companies in a variety of matters such as acquisitions, changes of control and terms of affiliated transactions.

Our revenues may fluctuate with insurance market conditions for similar products.
      We derive a significant portion of our insurance premium revenue from Medicare supplement and moderately-sized commercial property and casualty insurance policies. While we have in the recent past been successful in achieving premium increases which help improve our operating results, we believe that competition from alternative government sponsored products and pricing decisions from larger insurers will, at least in the short term, result in more moderate pricing increases, if not decreases in certain situations. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may lose customers who base their purchasing decisions primarily on price because our policy is to price coverage commensurate with the underlying risk. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.

Our revenues and profitability may fluctuate with interest rates and investment results.
      We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our shareholders’ equity, income and/or cash flows. Further, to the extent fixed rate investment securities consist of investments in other than government or government agency securities, changing credit risk profiles may significantly affect our operating results. The Company generally carries investment securities at fair value; however, if the value of an investment security declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value. Realized losses are reflected as a reduction in investment results and revenues and could adversely impact our results of operations.

Our operating results may be affected if incurred losses differ from our loss reserve estimates.
      Varying periods of time often elapse between the occurrence of an insured loss, the reporting of the loss by the insured and the ultimate settlement of that loss. The financial statement recognition of unpaid incurred losses is made through a provision for incurred losses with corresponding loss reserves established. The loss reserves represent the estimate of amounts needed to pay incurred losses and related loss adjustment expense as of the balance sheet date. The process of estimating loss reserves is a complex undertaking and involves significant variables and judgments. Consideration is given to numerous factors including, but not limited to: historical data; trends in claim frequency and severity; changes in operations; emerging economic, social, regulatory and legal trends and inflation. Further, estimating loss reserves assumes that past experience, adjusted for the effect of current developments and anticipated trends, is an appropriate, but not always necessarily accurate, basis for predicting future settlements. There is no precise method for evaluating the impact of any specific factor on the adequacy of loss reserves, and ultimate settlements will differ from initial and regularly updated estimates. To the extent loss reserves prove to be inadequate in the future, increases in loss reserves would be necessitated with a corresponding charge to earnings in the period the reserves are increased, which could have a material adverse impact on our financial condition and results of operations.

Rapidly changing benefit costs could have a material impact on our operations.
      A significant portion of the Company’s insurance policies provide coverage for some portion of medical benefits and/or repair/replacement of damaged property such as buildings and automobiles. Historical inflationary increases in those costs are considered when developing premium rates; however, on occasion, future cost increases exceed those initially estimated. In the medical field, scientific breakthroughs and/or new technology can result in unanticipated increasing medical costs. In property repair/replacement, a significant geographically concentrated demand for labor and supplies, particularly as a result of catastrophic disasters, may result in significantly increased costs. Rapidly changing costs of settling claims in excess of those originally anticipated, due to scientific breakthrough, new technology and/or catastrophic events could have a material adverse impact on our results of operations.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to assume increased risk or reduce the level of our underwriting commitments.
      As part of our enterprise risk management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance, which may affect the level of our business and profitability. We may be unable to maintain current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at comparable rates in the future. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase, or if we were unwilling to assume additional risk, we would have to reduce the amount of our underwritten risk.

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all, and, as a result, we could experience losses.
      We transfer some of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If reinsurers fail to pay us or fail to pay on a timely basis, our financial results would be adversely affected.

The guaranty fund assessments that we are required to pay to state guaranty associations may increase and results of operations and financial condition could suffer as a result.
      A majority of the states in which we operate have separate insurance guaranty fund laws which require certain admitted insurance companies doing business within their respective jurisdictions to be a member of their guaranty associations. These associations are organized to pay covered claims, as defined, under insurance policies issued by insolvent insurance companies. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year are generally subject to 4% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. Our policy is to accrue an estimated annual assessment based on the most recent prior year’s experience. There is a significant degree of uncertainty in estimating the liabilities relating to an insolvent insurer due to inadequate financial data with respect to the estate of the insolvent company as supplied by the guaranty funds.

The unpredictability of court decisions could have a material impact on our operations.
      From time to time we are party to legal proceedings that may arise from disputes over our insurance coverage. The financial position of our insurance subsidiaries may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserve amounts.

The passage of tort reform or other legislation, and the subsequent review of such laws by the courts, could have a material impact on our operations.
      Tort reforms generally restrict the ability of a plaintiff to recover damages by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitations or the period of time to make a claim, and limited venue or court selection. A number of states in which we do business have enacted, or are considering, tort reform legislation. Proposed federal tort reform legislation has failed to win Congressional approval to date. While the effects of tort reform would appear to be beneficial to our business generally, there can be no assurance that such reforms will be effective or ultimately upheld by the courts in the various states. Further, if tort reforms are effective, it could effectively increase the level of competition for us in the markets in which we compete. In addition, there can be no assurance that the benefits of tort reform will not be accompanied by legislation or regulatory actions that may be detrimental to our business. Furthermore, insurance regulators might require premium rate limitations and expanded coverage requirements as well as other requirements in anticipation of the expected benefits of tort reform which may or may not be actually realized.

The geographic concentration of our regional property and casualty operations ties our performance to the economic, regulatory and demographic conditions of the southern United States.
      Our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in the states in which we write insurance. While our life and health subsidiary writes insurance in numerous and diverse states, our regional property and casualty subsidiaries write business in the southern United States, which include New Mexico, Oklahoma, Texas, Arkansas, Tennessee, Mississippi, Georgia, Florida, and North and South Carolina (the “Southern States.”) While we have limited exposures in the states of Louisiana and Alabama, the Company does not actively solicit business in those states. Further, even though the regional property and casualty subsidiaries write business in these ten Southern States, there is a concentration of business in the three states of Georgia, Mississippi and Texas, which have potential coastal exposures. The Company’s coastal underwriting guidelines have been significantly revised in the past two years, thereby reducing the Company’s future exposure. While there can be no assurances with respect to reduced losses as a result of future storms or natural catastrophes, the concentration of business in these Southern States does limit the opportunity for risk diversification and exposes the Company to events which could result in a material adverse effect.

Catastrophic events could have a material adverse effect on our business, consolidated operating results, financial condition and/or liquidity.
      The Company’s primary objective in managing risk is to obtain diversification in the types and locations of business written. In the property and casualty operations, modeling is performed to evaluate the “probable maximum loss” that may result from natural catastrophic events. There are however, catastrophic events which may occur, the effects of which cannot be reasonably estimated. In various Asian and European countries there are confirmed cases of H5N1 Avian Influenza in birds. Individuals, primarily in Asia, have contracted the H5N1 Avian Influenza and although there are no cases which have been reported in the United States, should such influenza reach the United States and begin spreading via human transmission, the impact on our life and health subsidiary is undeterminable. Further, in the past two years, our property and casualty operations have sustained losses from eight “named” hurricanes. Not only have the hurricanes been costly due to the direct losses incurred by the Company’s insureds, but the Company has also been subject to significant assessments from various state wind storm facilities. Wind storm assessments from the states of Texas, Louisiana, Mississippi, Alabama and Florida during 2005 totaled approximately $1.9 million, of which $1.8 million was absorbed by reinsurance. However, should catastrophic wind storms continue, the direct losses resultant therefrom, coupled with state wind storm assessments, could result in losses ultimately exceeding the Company’s reinsurance limits. Additionally, the Company does not insure “high-profile” individuals and/or locations and believes the risk of loss from future catastrophic terrorist activities is remote. Each of these or other catastrophic events, individually and/or collectively could ultimately however have a material adverse effect on our business, consolidated operating results, financial condition and/or liquidity.

If we are unable to maintain favorable financial strength ratings, it may be more difficult for us to write new business or renew our existing business.
      Our principal operating subsidiaries hold favorable financial strength ratings from A.M. Best, an independent insurance rating agency. Financial strength ratings are used by our agents and customers as an important means of assessing the financial strength and quality of various insurers. If our financial position, or that of any of our individual subsidiaries, were to deteriorate, we may not maintain our existing financial strength ratings from the rating agency. A downgrade or withdrawal of any such rating could limit or prevent us from writing and/or renewing desirable business.

Our business could be adversely affected by the loss of independent agents.
      We depend in part on the services of independent agents and brokers in the marketing of our insurance products. We face competition from other insurance companies for the services and allegiance of independent agents and brokers. These agents and brokers may choose to direct business to competing insurance companies or may direct less desirable risks to us.

Our business could be adversely affected by the loss of one or more key employees.
      We are heavily dependent upon our senior management and the loss of services of any of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of existing key employees and to attract and retain additional qualified personnel in the future. The loss of the services of key employees or senior management, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which are subject to dividend restrictions.
      We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile.

A majority of our common stock is held directly and indirectly by one family.
      The Chairman of the Board of Directors of our Company and his family, directly and indirectly, own slightly less than 2/3 of the outstanding common stock of the Company. Accordingly, on significantly all matters requiring a majority or greater shareholder vote, our Chairman and his family can effectively control the vote. Such ownership effectively precludes any other shareholder from acquiring any number of shares in an attempt to exercise any degree of control over the Company. Further, as a result of the significant ownership, the level of float of the Company’s stock on the NASDAQ market is minimal.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under leases which expire at various times through May 31, 2012. Under the current terms of the leases, the Company occupies approximately 65,489 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and the largest shareholder of the Company. The terms of the leases are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.
      American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires January 31, 2010. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.
      Association Casualty leases space for its office in a building located in Austin, Texas. The lease term expires April 30, 2011. Under the terms of the lease, Association Casualty occupies 15,777 square feet.
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
      There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is quoted on the Nasdaq National Market (Symbol: AAME). As of March 17, 2006, there were 4,650 shareholders of record. The following table sets forth for the periods indicated the high and low sale prices of the Company’s common stock as reported on the Nasdaq National Market.

Year Ended December 31,	High	Low

2005
1st quarter	$3.27	$2.95
2nd quarter	3.15	2.80
3rd quarter	3.06	2.50
4th quarter	3.00	2.50
2004
1st quarter	$3.62	$2.80
2nd quarter	3.15	2.35
3rd quarter	3.18	2.61
4th quarter	3.18	2.87
      The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance codes of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2005, Georgia Casualty had $22.9 million of statutory surplus, American Southern had $31.0 million of statutory surplus, Association Casualty had $19.3 million of statutory surplus, and Bankers Fidelity Life had $33.9 million of statutory surplus.
Equity Compensation Plan Information
      The following table sets forth, as of December 31, 2005, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities remaining available for grant under these plans:

			Weighted-		Number of securities
			average exercise		remaining available for
	Number of securities		price of		future issuance under
	to be issued upon		outstanding		equity compensation
	exercise of		options,		plans (excluding
	outstanding options,		warrants and		securities reflected in
Plan Category	warrants and rights		rights		the first column)

Equity compensation plans approved by security holders	659,500		$1.44		2,504,914
Equity compensation plans not approved by security holders	—	(1)	—	(1)	—	(1)

Total	659,500		$1.44		2,504,914

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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
      The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended December 31, 2005.

			Total Number of	Maximum Number
			Shares Purchased as	of Shares That May
	Total Number	Average	Part of Publicly	Yet Be Purchased
	of Shares	Price Paid	Announced Plans or	Under the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 — October 31, 2005	157	$2.86	157	604,842
November 1 — November 30, 2005	115	2.65	115	604,727
December 1 — December 31, 2005	19,104	2.72	19,104	585,623

Total	19,376	$2.72	19,376

Item 6.	Selected Financial Data

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share data)
Insurance premiums	$177,593	$170,860	$154,712	$154,499	$145,589
Investment income	16,685	15,860	15,628	14,011	14,317
Other income	1,263	1,183	900	1,148	1,694
Realized investment gains (losses), net(1)	(10,456)	2,199	360	587	1,708

Total revenue	185,085	190,102	171,600	170,245	163,308

Insurance benefits and losses incurred	115,676	113,077	102,343	109,109	106,896
Other expenses	76,874	72,704	62,732	58,033	52,159

Total benefits and expenses	192,550	185,781	165,075	167,142	159,055

Income (loss) before income taxes and cumulative effect of change in accounting principle	(7,465)	4,321	6,525	3,103	4,253
Income tax (benefit) expense	(4,290)	(696)	(319)	(498)	656

Income (loss) before cumulative effect of change in accounting principle	(3,175)	5,017	6,844	3,601	3,597
Cumulative effect of change in accounting principle(2)	—	—	—	(15,816)	—

Net income (loss)	$(3,175)	$5,017	$6,844	$(12,215)	$3,597

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(.21)	$.18	$.26	$.10	$.10
Cumulative effect of change in accounting principle(2)	—	—	—	(.74)	—

Net income (loss)	$(.21)	$.18	$.26	$(.64)	$.10

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$(.21)	$.18	$.25	$.10	$.10
Cumulative effect of change in accounting principle(2)	—	—	—	(.73)	—

Net income (loss)	$(.21)	$.18	$.25	$(.63)	$.10

Tangible book value per common share(3)	$3.00	$3.42	$3.30	$2.79	$2.49
Common shares outstanding	21,383	21,213	21,199	21,374	21,246
Total assets	$460,417	$470,511	$443,552	$421,524	$412,019
Total long-term debt	$49,738	$51,488	$53,238	$48,042	$44,000
Total debt	$51,488	$53,238	$56,238	$50,042	$44,000
Total shareholders’ equity	$80,453	$88,960	$86,893	$78,540	$87,526

(1)	Includes a $10,709 impairment charge in 2005 for automotive sector fixed maturity investments. See Note 2 of Notes to Consolidated Financial Statements.

(2)	Represents a cumulative effect of change in accounting principle with respect to the adoption of Statement of Financial Accounting Standards No. 142 regarding goodwill. See Note 1 of Notes to Consolidated Financial Statements.

(3)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the three years in the period ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.
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
Critical Accounting Policies
      The accounting and reporting policies of Atlantic American and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual results could differ from management’s initial estimates. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.
      Unpaid loss and loss adjustment expenses comprised 44% of the Company’s liabilities at December 31, 2005. This obligation includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2005, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2005 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2005. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2005 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is the selection of an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

      Future policy benefits comprised 14% of the Company’s total liabilities at December 31, 2005. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.
      Deferred acquisition costs comprised 6% of the Company’s total assets at December 31, 2005. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.
      Receivables are amounts due from reinsurers, insureds and agents and comprised 21% of the Company’s total assets at December 31, 2005. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.
      Cash and investments comprised 69% of the Company’s total assets at December 31, 2005. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently have a greater degree of judgement and uncertainty and therefore ultimately greater price volitility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.
      Deferred income taxes comprised approximately 2% of the Company’s total assets at December 31, 2005. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

      Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.
Overall Corporate Results

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Revenue
Property and Casualty:
American Southern	$52,925	$53,277	$42,202
Association Casualty	22,626	25,278	22,776
Georgia Casualty	40,480	39,046	37,523

Total property and casualty	116,031	117,601	102,501
Life and Health:
Bankers Fidelity	68,255	71,369	68,333
Corporate and Other	799	1,132	766

Total revenue	$185,085	$190,102	$171,600

Income (loss) before income taxes
Property and Casualty:
American Southern	$4,765	$8,024	$7,847
Association Casualty	1,342	2,094	(612)
Georgia Casualty	(8,191)	(5,463)	1,115

Total property and casualty	(2,084)	4,655	8,350
Life and Health:
Bankers Fidelity	2,208	5,863	5,269
Corporate and Other	(7,589)	(6,197)	(7,094)

Total income (loss) before income taxes	$(7,465)	$4,321	$6,525

Net income (loss)	$(3,175)	$5,017	$6,844

      On a consolidated basis, the Company had a net loss of $3.2 million, or $0.21 per diluted share, in 2005. The net loss for 2005 was primarily the result of a non-cash charge of $10.7 million ($7.0 million after taxes) to reflect the write down of General Motors Corporation (“GM”), General Motors Acceptance Corporation (“GMAC”), and Ford Motor Credit Company (“Ford”) fixed maturity investments due to an other than temporary impairment. Net income was $5.0 million, or $0.18 per diluted share, in 2004. Net income was $6.8 million, or $0.25 per diluted share, in 2003. Total revenue for 2005 decreased $5.0 million, or 2.6%, to $185.1 million from $190.1 million in 2004. Excluding the impairment charge discussed previously, total revenue increased $5.7 million, or 3.0%, over 2004. The increase was primarily due to increased volume in the general liability and surety lines of business at American Southern as well as increased volume written in 2004 at Georgia Casualty which was earned in 2005. Premium revenue for 2005 increased $6.7 million, or 3.9%, over 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005. Total revenue for 2004 increased $18.5 million, or 10.8%, to $190.1 million from $171.6 million in 2003. The increase was primarily attributable to new program business at American Southern as well as premium growth generated by established agents and new agency appointments at Georgia Casualty. Premium revenue for 2004 increased $16.1 million, or 10.4%, over 2003. The decrease in net income during 2005 from 2004 was primarily due to the investment impairment discussed previously. During 2005, the Company realized investment losses of $10.5 million compared to gains of

$2.2 million and $0.4 million in 2004 and 2003, respectively. Also contributing to the reduced net income in 2005 were several significant losses which resulted from an increase in both the frequency and severity of claims in the property and casualty operations, as described below. In addition, during 2005, net income increased by a $0.1 million deferred income tax benefit, compared to a similar $1.3 million and $1.5 million deferred income tax benefit in 2004 and 2003, respectively, all of which were related to adjustments to the Company’s income tax valuation allowance. The adjustments to the valuation allowance were the result of the annual reassessment of the realization of net operating loss carryforwards. Further, during 2005, the Company was directly impacted by four hurricanes, Dennis, Katrina, Rita and Wilma, all of which resulted in net hurricane related expenses of $2.3 million in the property and casualty operations, compared to $3.8 million in net hurricane related expenses incurred during 2004. The decrease in net income during 2004 from 2003 was primarily due to the hurricane related expenses of $3.8 million in the property and casualty operations as well as a $3.1 million reinsurance premium accrual related to the settlement of an arbitration proceeding between Georgia Casualty and a former reinsurance provider. The Company’s 2004 financial results were directly impacted by insured losses caused by four hurricanes, Charlie, Frances, Ivan, and Jeanne, all of which inflicted substantial damage, primarily in Florida. Also, during 2004, the Company recognized no tax benefit related to prior years’ alternative minimum tax payments; however, in 2003, the Company recognized a tax benefit of approximately $1.0 million related to such amounts.
      The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.
      A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.
Underwriting Results

American Southern
      The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Gross written premiums	$62,081	$60,278	$44,393
Ceded premiums	(9,099)	(9,268)	(6,435)

Net written premiums	$52,982	$51,010	$37,958

Net earned premiums	$51,447	$48,062	$37,358
Net losses and loss adjustment expenses	24,827	24,795	20,977
Underwriting expenses	23,333	20,458	13,378

Underwriting income	$3,287	$2,809	$3,003

Loss ratio	48.2%	51.6%	56.2%
Expense ratio	45.4	42.6	35.8

Combined ratio	93.6%	94.2%	92.0%

      Gross written premiums at American Southern increased $1.8 million, or 3.0%, during 2005 as compared to 2004. The increase in premiums was primarily attributable to increased business writings in the surety line of business. American Southern’s surety bond program, which began to increase production levels in the second half of 2004, generated $10.1 million in gross written premiums during 2005 compared to $6.3 million in 2004, a $3.8 million increase. Partially offsetting this increase was the loss of several large commercial automobile liability accounts and the withdrawal from the dwelling property business, all of which had contributed approximately $2.9 million in written premiums during 2004.
      Ceded premiums decreased $0.2 million, or 1.8%, during 2005 as compared to 2004. The decrease in ceded premiums was primarily due to the increased volume of surety business, which is not subject to reinsurance.
      Gross written premiums at American Southern increased $15.9 million, or 35.8%, during 2004 as compared to 2003. The increase in premiums was primarily attributable to new business opportunities in 2004 subsequent to the loss of American Southern’s largest account upon its contractual termination on April 30, 2003. This contract had previously represented annualized premiums of $14.3 million, or approximately 10% of annualized premium revenue for Atlantic American. In addition, American Southern generated new business and premium growth through new agency appointments and established agents.
      Ceded premiums increased $2.8 million, or 44%, during 2004 as compared to 2003. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. In 2004, American Southern also experienced an increase in reinsurance rates of approximately 13% that resulted in a higher effective rate of premiums ceded as compared to 2003 due to significant increases in the volume of American Southern’s general liability business.
      The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Automobile liability	$16,723	$18,944	$17,947
Automobile physical damage	11,002	11,187	9,451
General liability	11,767	10,102	5,777
Property	3,692	3,862	3,819
Surety	8,263	3,967	364

Total earned premium	$51,447	$48,062	$37,358

      Net earned premiums increased $3.4 million, or 7.0%, during 2005 over 2004. American Southern increased its business writings in the general liability and surety lines of business in 2004 and such trends have continued in 2005.
      Net earned premiums for 2004 increased $10.7 million, or 28.7%, over 2003. The increase during 2004 reflected increased earned premiums from new business written in the fourth quarter of 2003 and continuing in 2004. American Southern increased its business writings in the general liability and surety lines of business throughout 2004.
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
      The combined ratio for American Southern decreased to 93.6% in 2005 from a combined ratio of 94.2% in 2004. The loss ratio decreased to 48.2% in 2005 from 51.6% in 2004. The increased focus on new business writings in the general liability and surety lines of business resulted in a decrease in the 2005 loss ratio due to favorable loss experience in those lines of business. Also, during 2004, American Southern incurred, and its loss ratio was impacted by, $1.0 million in hurricane related expenses, which did not reoccur in 2005. The expense ratio for 2005 increased to 45.4% from 42.6% in 2004. The increase in the expense ratio for 2005 is a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. The majority of American Southern’s business is structured in such a way that the agents are rewarded or penalized based upon the loss ratio of the business they submit. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In addition, American Southern continued to experience increased acquisition costs associated with new programs and accounts underwritten. As a percentage of gross written premiums, net fixed commissions increased to 16.5% in 2005 from 16.3% in 2004. Total commissions (fixed plus variable) increased to 27.6% in 2005 from 26.3% in 2004.
      The combined ratio for American Southern increased to 94.2% in 2004 from a combined ratio of 92.0% in 2003. The loss ratio decreased to 51.6% in 2004 from 56.2% in 2003. The decrease in the loss ratio during 2004 was primarily attributable to changes in American Southern’s book of business. The increased business writings in general liability and surety resulted in a decrease in the loss ratio due to positive loss experience in those lines of business during 2004. Further, the loss of American Southern’s largest account upon its contractual termination on April 30, 2003 contributed significantly to a decline in the loss ratio. That account had very low acquisition costs but disproportionately higher losses. The 2004 hurricane related losses in the state of Florida, which contributed $1.0 million to the hurricane related expenses within the property and casualty operations, partially offset the reported improvement in the loss ratio. The expense ratio for 2004 increased to 42.6% from 35.8% in 2003. The increase in the expense ratio for 2004 was primarily due to American Southern’s business structure, which compensates agents in relation to the profitability of business they write. Also, American Southern experienced increased acquisition costs associated with new programs and accounts the company had underwritten in 2004. As a percentage of gross written premiums, net fixed commissions increased to 16.3% in 2004 from 14.2% in 2003. Total commissions (fixed plus variable) increased to 26.3% in 2004 from 21.3% in 2003.

Association Casualty
      The following table summarizes, for the periods indicated, Association Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Direct written premiums	$25,077	$22,322	$23,259
Assumed written premiums(1)	745	5,913	3,594

Gross written premiums	25,822	28,235	26,853
Ceded premiums	(5,685)	(4,703)	(4,584)

Net written premiums	$20,137	$23,532	$22,269

Net earned premiums	$20,972	$22,681	$20,352
Net losses and loss adjustment expenses	12,410	13,785	15,245
Underwriting expenses	8,874	9,399	8,143

Underwriting loss	$(312)	$(503)	$(3,036)

Loss ratio	59.2%	60.8%	74.9%
Expense ratio	42.3	41.4	40.0

Combined ratio	101.5%	102.2%	114.9%

(1)	Written premiums assumed from Georgia Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was cancelled effective August 31, 2005.
      Gross written premiums at Association Casualty decreased $2.4 million, or 8.5%, during 2005 as compared to 2004. The decrease in gross written premiums was primarily attributable to the termination of the quota share reinsurance agreement with Georgia Casualty effective August 31, 2005. Further, effective September 1, 2005, Association Casualty no longer ceded any portion of its business to Georgia Casualty, which is expected to offset the decrease in premiums that resulted from the terminated quota share reinsurance agreement discussed previously. In addition, Association Casualty continues to experience an increased level of price competition in the Texas marketplace resulting in a decline in Texas direct written premiums. Direct written premium in other southeastern states has, to date, offset declines in Texas direct written premiums.
      Ceded premiums at Association Casualty increased $1.0 million, or 20.9%, during 2005 as compared to 2004. Excluding assumed written premiums of $0.7 million and $5.9 million in 2005 and 2004, respectively, that were not subject to reinsurance, premiums ceded as a percentage of direct written premiums increased to 22.7% in 2005 from 21.1% in 2004 primarily due to rate increases on certain reinsured loss layers as well as changes in retention rates and coverage limits.
      Gross written premiums at Association Casualty increased $1.4 million, or 5.1%, during 2004 as compared to 2003. The increase in gross written premiums was due solely to the increased cession from Georgia Casualty, partially offset by a decrease in the amount of Texas direct written premiums that resulted from the continued evaluation of certain business and implementation of certain minimum account standards. Consequently, Association Casualty’s policy retention rates, specifically in the monoline workers’ compensation line of business, declined resulting in lower workers’ compensation premiums. Association Casualty increased its premium writings for general liability, property and automobile offsetting lower levels of workers’ compensation business.
      Ceded premiums at Association Casualty increased $0.1 million, or 2.6%, during 2004 as compared to 2003. Excluding assumed written premiums of $5.9 million and $3.6 million in 2004 and 2003, respectively, that were not subject to reinsurance, premiums ceded as a percentage of direct written premiums increased to 21.1% in 2004 from 19.7% in 2003 primarily due to changes in the mix of business and an average increase in overall rates.
      The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Workers’ compensation	$9,613	$11,357	$13,196
Business automobile	4,265	4,119	2,307
General liability	350	558	385
Property	6,744	6,647	4,464

Total earned premium	$20,972	$22,681	$20,352

      Net earned premiums decreased $1.7 million, or 7.5%, during 2005 as compared to 2004 primarily due to the termination of the quota share reinsurance agreement discussed previously.
      Net earned premiums increased $2.3 million, or 11.4%, during 2004 as compared to 2003 primarily due to increased assumed business from Georgia Casualty.
      The combined ratio for Association Casualty decreased to 101.5% in 2005 from 102.2% in 2004. The loss ratio decreased to 59.2% in 2005 from 60.8% in 2004. The decrease in the loss ratio was primarily due to a decline in the overall number of claims reported in 2005 and the severity of those claims as compared to 2004. However, Association Casualty’s loss ratio during 2005 was impacted by an increasing number of construction defect claims on liability policies, which increased loss adjustment expenses and produced a higher than targeted loss ratio. The expense ratio increased to 42.3% in 2005 from 41.4% in 2004 primarily due to an increase in premium tax rates. Effective September 1, 2005, Association Casualty no longer ceded any portion of its business to Georgia Casualty. This business, now being retained by Association Casualty, has premium tax rates that approximate up to 4% compared to its previous average rate of 2.8%.

Also contributing to the increase in the expense ratio was the decrease in net earned premiums coupled with a consistent level of fixed expenses.
      The combined ratio for Association Casualty decreased to 102.2% in 2004 from 114.9% in 2003. The loss ratio decreased to 60.8% in 2004 from 74.9% in 2003. The decrease in the loss ratio was primarily attributable to an extensive re-underwriting of the workers’ compensation book of business that began in 2002. Association Casualty benefited from these initiatives and has continued to diversify its book of business and improve underwriting criteria. The expense ratio increased to 41.4% in 2004 from 40.0% in 2003 primarily due to increased data processing and conversion costs associated with the conversion of Association Casualty’s underlying information systems to mirror those of Georgia Casualty.

Georgia Casualty
      The following table summarizes, for the periods indicated, Georgia Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Gross written premiums	$48,388	$65,345	$55,347
Ceded premiums	(19,943)	(17,479)	(14,481)
Ceded premiums(1)	(745)	(5,913)	(3,594)

Net written premiums	$27,700	$41,953	$37,272

Net earned premiums	$39,270	$34,675	$34,319
Net losses and loss adjustment expenses	32,064	28,670	22,258
Underwriting expenses	16,607	15,839	14,150

Underwriting loss	$(9,401)	$(9,834)	$(2,089)

Loss ratio	81.6%	82.7%	64.9%
Expense ratio	42.3	45.7	41.2

Combined ratio	123.9%	128.4%	106.1%

(1)	Written premiums ceded to Association Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was cancelled effective August 31, 2005.
      Gross written premiums at Georgia Casualty decreased $17.0 million, or 25.9%, during 2005 as compared to 2004. The decrease in premiums was primarily attributable to the non-renewal of unprofitable accounts and reassessment of coastal property exposures. During 2005, accounts resulting in approximately $5.9 million in annualized gross written premiums were non-renewed as a result of these initiatives. Also, Georgia Casualty has experienced an increased level of price competition in the marketplace and ceased writing new property business in the state of Florida, both of which resulted in a decrease in 2005 business of approximately $4.0 million from 2004. Effective August 31, 2005, Georgia Casualty and Association Casualty terminated their quota share reinsurance agreement. In addition, effective September 1, 2005, Georgia Casualty no longer assumed business originated by Georgia Casualty and written by Association Casualty. During 2005, Georgia Casualty’s written premiums on behalf of Association Casualty and subsequently reinsured by Georgia Casualty were $16.2 million compared to $22.2 million in 2004, a decrease of $6.0 million. Since September 1, 2005, such business has remained with Association Casualty.
      Ceded premiums at Georgia Casualty decreased $2.7 million, or 11.6%, during 2005 as compared to 2004. The decrease in ceded premiums was primarily due to the non-recurring accrual of an arbitration award described below of $3.1 million during 2004. Also contributing to the comparative reduction was the termination of the quota share agreement, discussed previously, and a negotiated rate adjustment to a broker’s commission, both of which resulted in a $5.8 million reduction in 2005 ceded premiums.

Additionally, in 2005, Georgia Casualty accrued hurricane related expenses of $0.9 million in catastrophic reinsurance reinstatement premiums, compared to $1.4 million in the same periods of 2004, which consisted of $0.5 million in catastrophic reinsurance reinstatement premiums and $0.9 million for the reinsurance provisional rate adjustment. Offsetting the decrease in ceded premiums were increased rates from new reinsurance treaty agreements that became effective on January 1, 2005. Ceded premiums increased by approximately $3.2 million due to 2005 rate increases. Prior to 2005, Georgia Casualty’s primary working layer reinsurance contract provided for variable pricing based upon the company’s actual loss experience; beginning in 2005 all of the company’s reinsurance contracts provide for fixed rate pricing. Georgia Casualty has accrued additional reinsurance charges in 2005 related to prior years’ reinsurance contracts with experience rated variable pricing based on current year development of prior accident year claims.
      Gross written premiums at Georgia Casualty increased $10.0 million, or 18.1%, in 2004 as compared to 2003. The increase in premiums was primarily attributable to new business generated by existing agents as well as new agency appointments.
      Ceded premiums at Georgia Casualty increased $5.3 million, or 29.4%, in 2004 as compared to 2003. The increase in ceded premiums was due to several factors. First, Georgia Casualty’s dispute with one of its reinsurers, PMA Re, was arbitrated and resulted in the award to PMA Re of $3.1 million. As a result of the award and in accordance with the arbitration agreement, Georgia Casualty accrued $3.1 million of additional ceded premiums in the fourth quarter of 2004. Also in 2004, Georgia Casualty accrued various hurricane related expenses, including $0.5 million in catastrophic reinstatement premiums and a $0.9 million reinsurance provisional rate adjustment. Such accruals were not necessary during the same period of 2003. These increases in ceded premiums were partially offset by the cession rate decrease in the quota share reinsurance agreement. During 2004, Georgia Casualty operated pursuant to a 15% quota share reinsurance agreement with Association Casualty. In 2003, the quota share cession rate was 20% (10% with Association Casualty and 10% with a third party reinsurer). The elimination of the third party reinsurer and a reduction in the aggregate quota share cession rate resulted in a decrease in total ceded premiums of approximately $2.5 million during 2004 as compared to 2003. Premiums ceded to Association Casualty increased $2.3 million, or 64.5%, in 2004 from 2003 due to its higher quota share participation.
      The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Workers’ compensation	$12,909	$11,608	$11,071
Business automobile	11,026	9,470	8,767
General liability	434	351	2,272
Property	14,901	13,246	12,209

Total earned premium	$39,270	$34,675	$34,319

      Net earned premiums increased $4.6 million, or 13.3%, during 2005 as compared to 2004 primarily due to the non recurrence of the $3.1 million PMA Re arbitration award accrued as ceded premium in 2004. Also contributing to the increase was a higher level of premium volume written during 2004 which was reflected as earned in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to premiums written during both 2004 and 2005.
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

      The combined ratio for Georgia Casualty decreased to 123.9% in 2005 from 128.4% in 2004. The loss ratio decreased to 81.6% in 2005 from 82.7% in 2004. The decrease in the loss ratio was primarily due to a decrease in hurricane related losses. During 2005, Georgia Casualty incurred $1.0 million in net hurricane related losses compared to $1.4 million in 2004. However, Georgia Casualty’s loss ratio during 2005 was impacted by a significant increase in both the frequency and severity of claims particularly in the first quarter of 2005. In 2005, Georgia Casualty incurred numerous large claims related to losses for fires, fatalities, and tornados. The magnitude and frequency of these claims had a significant impact on the 2005 loss ratio. Management has undertaken a comprehensive review of the existing book of business and, based on recent experience, has non-renewed several significant pieces of business, revised underwriting guidelines, and, in one instance, cancelled a significant insured in mid-term in accordance with the terms of the policy. While the impact of such actions is not immediately apparent, management expects improved results on a longer term basis. The expense ratio decreased to 42.3% in 2005 from 45.7% in 2004. The decrease in the expense ratio was primarily due to a consistent level of fixed expenses coupled with an increase in net earned premiums.
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

Bankers Fidelity
      The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
Medicare supplement	$51,414	$49,575	$46,190
Other health products	2,890	2,933	2,952
Life insurance	11,600	12,934	13,541

Total earned premium	65,904	65,442	62,683

Insurance benefits and losses	46,375	45,827	43,863
Underwriting expenses	19,672	19,679	19,201

Total expenses	66,047	65,506	63,064

Underwriting loss	$(143)	$(64)	$(381)

      Premium revenue at Bankers Fidelity increased $0.5 million, or .7%, during 2005 as compared to 2004. The most significant increase in premiums was in the Medicare supplement line of business, where premiums increased $1.8 million, or 3.7%, during 2005 as compared to 2004. Bankers Fidelity continues to expand its market presence throughout the Southeast, Mid-Atlantic, and in the western United States. In

2005, the company’s key states in terms of premium revenue were Georgia, Pennsylvania, Ohio, Utah and West Virginia, which collectively accounted for approximately 57% of total earned premium for 2005. The Medicare supplement line of business in these states increased approximately $0.5 million as compared to 2004. Significant rate increases on existing Medicare supplement business that were implemented in varying amounts by state and plan in 2004 resulted in increased revenues in 2005. In addition, during 2004, Bankers Fidelity purchased a block of Medicare supplement business with an estimated annualized premium of $4.5 million, which increased premium revenue during 2005. Partially offsetting the 2005 increase in Medicare supplement premium was a decline in new business levels and existing policies that resulted from increased competition. Premiums from the life insurance line of business decreased $1.3 million, or 10.3%, during 2005 due to the continued decline in sales related activities. In an effort to increase life insurance sales and further diversify its business, Bankers Fidelity plans to initiate several new programs in 2006.
      Premium revenue at Bankers Fidelity increased $2.8 million, or 4.4%, during 2004 as compared to 2003. The Medicare supplement line of business increased $3.4 million, or 7.3%, in 2004 over 2003 and accounted for 76% of total 2004 earned premiums. In 2004, the company’s key states in terms of premium revenue were Georgia, Pennsylvania, Ohio, Utah and West Virginia, which collectively accounted for approximately 58% of total earned premium for 2004. The Medicare supplement line of business in these states increased approximately $3.1 million as compared to 2003. Significant rate increases on existing Medicare supplement business that were implemented in varying amounts by state and plan in 2003 resulted in increased revenues in 2004. Premiums from the life insurance line of business decreased $0.6 million, or 4.5%, during 2004 due to a decline in sales related activities.
      The increase in both “benefits and losses” and “underwriting expenses” during 2005 and 2004 was primarily attributable to the increase in premiums for those periods. As a percentage of premiums, benefits and losses were approximately 70.0% for all years presented. Rate increases implemented by Bankers Fidelity during both 2005 and 2004 on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.
      Bankers Fidelity has been reasonably successful in controlling operating costs, while continuing to increase premium revenue. As a percentage of premiums, commissions and underwriting expenses were 29.8% in 2005 compared to 30.1% in 2004 and 30.6% in 2003.
Investment Income and Realized Gains
      Investment income of $16.7 million increased $0.8 million, or 5.2%, during 2005 as compared to 2004. The increase in investment income during 2005 was primarily due to a higher level of average invested assets in addition to a higher average yield on investments. Investment income of $15.9 million increased slightly by $0.2 million, or 1.5%, during 2004 over 2003.
      The Company had net realized investment losses of $10.5 million in 2005 compared to net realized investment gains of $2.2 million and $0.4 million in 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company recorded investment impairments due to other than temporary declines in values, which reduced reported realized investment gains, related to the following investments:

	2005	2004	2003

	(In thousands)
Corporate bonds	$9,492	$—	$—
Redeemable preferred stocks	$1,274	$281	$—
Common stocks	$—	$179	$995
Other invested assets	$—	$—	$159
      While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $10.8 million in 2005, $0.5 million in 2004, and $1.2 million in 2003. The impairment losses for 2005 were due primarily to the write down of the value of GM, GMAC, and Ford fixed maturity investments, all of which resulted in a charge of $10.7 million. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Note 2 of Notes to Consolidated Financial Statements.)
Interest Expense
      Interest expense of $3.6 million increased $0.5 million, or 17.6%, during 2005 as compared to 2004. The increase in interest expense during 2005 was due to an increase in interest rates. During 2005, the Company’s debt payable had a variable interest rate tied to three-month London Interbank Offerred Rate (“LIBOR”), which increased throughout 2005. In the third quarter of 2004 and during 2005, the Company repaid $4.8 million in principal on its term loan (as described below in “Liquidity and Capital Resources”) to Wachovia Bank, N.A. (“Wachovia”), which helped to offset the increase in interest expense by reducing the average debt level.
      Interest expense of $3.1 million decreased 1.6%, during 2004 as compared to 2003. On June 30, 2004, the Company’s $15.0 million notional amount interest rate swap agreement with Wachovia matured. During the term of this agreement, the Company paid a fixed interest rate of 5.1% and received interest equal to the three-month LIBOR. Given the maturity of the interest rate swap and the decline in interest rates subsequent to the inception of the interest rate swap agreement in 2001, interest expense decreased by $0.2 million during 2004 as compared to 2003. Additionally, during 2004, the Company repaid $3.0 million in principal of its term loan to Wachovia, which also decreased interest expense. The increase in average debt levels resulting from a private placement offering of trust preferred securities by the Company in 2003, along with a higher variable rate of interest paid thereon, substantially offset the discussed decreases in interest expense during 2004.
Other Expenses
      Other expenses (commissions, underwriting expenses, and other expenses) increased $3.6 million, or 5.2%, in 2005 as compared to 2004. The increase in other expenses during 2005 was primarily attributable to increased acquisition costs at American Southern. Agents’ variable commissions at American Southern increased $0.8 million during 2005 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Fixed commissions at American Southern also increased $0.4 million during 2005 primarily as a result of the increased surety bond business, which has a higher commission rate than other lines of business. In addition, the deferral of acquisition costs at American Southern in 2005 decreased $0.9 million from 2004 and, as a result, increased other expenses during 2005. The decrease in deferred acquisition costs at American Southern was primarily due to a significantly lower level of premium growth in 2005 than that which occurred in 2004. The Company has also experienced a significant increase in expenses related to Sarbanes-Oxley compliance work and audit fee accruals. These expenses increased $1.3 million, or 207.9%, in 2005 as compared to 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 41.3% in 2005 from 40.8% in 2004.
      Other expenses (commissions, underwriting expenses, and other expenses) increased $10.0 million, or 16.8%, in 2004 as compared to 2003. The increase in other expenses during 2004 was attributable to several factors. First, Georgia Casualty’s reinsurance profit sharing commissions decreased $0.4 million during 2004 due to deteriorating loss experience from a number of similar claims specifically related to one accident year. Also contributing to the increase in other expenses was a decrease of $0.9 million in the ceding commission Georgia Casualty was receiving from the quota share reinsurance agreement, which was reduced from 20% to 15% on January 1, 2004. Furthermore, agents’ variable commissions at American Southern increased $2.9 million during 2004 due primarily to lower loss ratios. Additionally, fixed commissions at American Southern increased $3.5 million during 2004 primarily as a result of new programs and accounts the company had underwritten. Also, during 2003, Georgia Casualty eliminated a $0.4 million policyholder dividend liability, previously accrued in 2002, due to substandard results from the workers’ compensation business in the states of Florida and Georgia, which decreased underwriting expenses in 2003 and resulted in a comparative increase to other expenses in 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 40.8% in 2004 from 38.5% in 2003.
Liquidity and Capital Resources
      The major cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. The Company believes that, within each subsidiary, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed. Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements.
      Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2005, the Parent’s insurance subsidiaries had statutory surplus of $107.2 million.
      The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries was $9.8 million, $9.0 million, and $7.6 million in 2005, 2004, and 2003, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $3.1 million, $4.5 million and $0.9 million was paid to the Parent under the tax sharing agreements in 2005, 2004, and 2003, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $13.2 million in 2005, $5.8 million in 2004, and $5.7 million in 2003. As a result of the Parent’s tax loss carryforwards, which totaled approximately $14.3 million at December 31, 2005, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds with which to meet its cash flow obligations.
      At December 31, 2005, the Company’s $51.5 million of borrowings consisted of $10.3 million of bank debt (the “Term Loan”) with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to pay $0.5 million in principal on June 30 and $1.3 million in principal on December 31 in each of 2006 and 2007, with one final payment of $6.8 million at maturity on June 30, 2008. The interest rate on the Term Loan is equivalent to three-month LIBOR plus an applicable margin, and was 6.53% at December 31, 2005. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization (“EBITDA”), as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. During 2005, in accordance with the Term Loan, the Company repaid $1.8 million in principal, thereby reducing the outstanding principal amount of the Term Loan to $10.3 million at December 31, 2005. On February 28, 2006, the Company entered into a $3.0 million credit agreement with Wachovia. This new credit agreement (the “Second Term Loan”), the proceeds of which were used for general corporate purposes, matures on April 1, 2007, has the same interest rate, covenants and collateral as the Term Loan. Effective December 31, 2005, and February 28, 2006, the Term Loan and the Second Term Loan, respectively, were amended. The amendments were necessitated by the recorded impairment charge taken on the Company’s automotive sector fixed maturity investments previously discussed. Approximately $5.3 million of the total $10.7 million impairment charge was the result of an impairment in the value of the Company’s investment in General Motors bonds. The amendments to the Term Loan and Second Term Loan provide that the definition of consolidated net income, as calculated for the fourth quarter of 2005, excludes the $5.3 million GM bond impairment. Further, the definition of consolidated tangible net worth was amended to exclude the after-tax impact of the same impairment. After giving effect to the amendment to the December 31, 2005 ratio of funded debt to EBITDA, both as defined, the Company was in compliance with the amended agreements. Various provisions contained in the amendments extend through 2006, and the Company believes it will be in compliance with all such provisions in future periods.
      The Company has formed two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures mature in 2032 and 2033, respectively, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2005, the effective interest rate was 8.44%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.
      The Company intends to pay its obligations under the term loans and the Junior Subordinated Debentures using dividend and tax sharing payments from its subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the term loans can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.
      At December 31, 2005, the Company had one series of preferred stock outstanding, substantially all of which was held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Preferred Stock is not currently convertible. At December 31, 2005, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $12.1 million.
      Net cash provided by operating activities totaled $11.3 million in 2005, $6.0 million in 2004, and $13.9 million in 2003. Increased operating cash flow in 2005 as compared to 2004 was attributable to more aggressive collection efforts related to reinsurance and other receivables. The decrease in operating cash flows during 2004 was primarily attributable to the collection of $7.6 million from a reinsurance contract termination that occurred in 2003 and did not reoccur during 2004. Also, the Company paid $1.2 million in federal income tax deposits in 2004 compared to $0.5 million during 2003. Cash and short-term investments increased from $41.0 million at December 31, 2004 to $41.8 million at December 31, 2005. During 2005, $1.8 million was used for debt reduction and $0.1 million was used for treasury share purchases, both of which were significantly lower than in 2004. During 2004, $3.0 million was used for debt reduction, $0.5 million was used for the redemption of the Company’s series C preferred stock, and $0.7 million was used for treasury share purchases. Offsetting these 2004 decreases in cash and short-term investments were net proceeds from the sale of equity securities which did not reoccur in 2005. Cash and short-term investments at December 31, 2005 of $41.8 million are believed to be sufficient to meet the Company’s near-term needs.
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
New Accounting Pronouncements
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3”. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements of accounting for and reporting a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle. The Company expects to adopt SFAS 154 on its effective date.
      In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in management’s discussion and analysis of financial condition and results of operations section of reports or registration statements subsequent to such adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R during the first quarter of 2006 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards, including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. Currently, the Company does not expect the adoption of SFAS 123R to have a material impact on its financial condition or results of operations. The further effect of adoption of SFAS 123R on future operating results will depend on the levels of share-based payments granted in the future, the groups of employees to whom awards are granted, the terms of any future awards, as well as the final methods and assumptions used to determine the fair value of those share-base payments.
Impact of Inflation
      Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income.
Off-Balance Sheet Arrangements
      In the normal course of business, the Company has structured borrowings that, in accordance with U.S. GAAP, are recorded on the Company’s balance sheet at an amount that differs from the ultimate contractual obligation. See Note 6 of Notes to Consolidated Financial Statements.

Contractual Obligations
      The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due by Period

		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Bank debt payable	$10,250	$1,750	$8,500	$—	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	94,414	4,027	7,507	6,749	76,131
Operating leases	5,540	983	2,178	1,826	553
Purchase commitments(2)	16,226	15,824	402	—	—
Losses and claims(3)	168,617	63,202	48,879	23,190	33,346
Future policy benefits(4)	51,356	8,146	15,863	14,926	12,421
Unearned premiums(5)	37,445	16,430	11,148	5,228	4,639
Other policy liabilities	5,499	5,499	—	—	—

Total	$430,585	$115,861	$94,477	$51,919	$168,328

(1)	Interest payable is based on interest rates as of December 31, 2005 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of December 31, 2005. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported (“IBNR”). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the year end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Forward-Looking Statements
      Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to, among other things, economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others, those discussed in the “Risk Factors” section and: unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments, including the possibility that the Terrorism Risk Insurance Act of 2002 is not ultimately extended; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and second-injury trust funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate and Market Risk
      Due to the nature of the Company’s business, it is exposed to both interest rate and market risk. Changes in interest rates, which represent the largest risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To manage this risk, the Company generally invests in high quality fixed maturities and monitors levels of investments in securities that are directly linked to loans or mortgages. During 2005, the carrying value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation, General Motors Corporation, and Ford Motor Credit Company decreased from December 31, 2004 primarily as a result of changes in the credit risk of the issuers. The carrying amount of these fixed maturity investments at December 31, 2005 was $27.8 million with an original cost basis of $38.5 million. Subsequent to recording the impairment charge, the revised cost basis of such investments is $27.8 million.
      The Company is also subject to risk from changes in equity prices. Atlantic American owned $22.9 million of common stock of Wachovia Corporation at December 31, 2005. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $1.5 million to shareholders’ equity.
      The table below summarizes the estimated fair values that might result from changes in interest rates of the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair Value	-100bp	-200bp

	(In thousands)
December 31, 2005	$204,862	$217,571	$231,907	$248,149	$266,636
December 31, 2004	$199,727	$213,618	$229,465	$247,657	$268,611
      The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	-10%	-20%

	(In thousands)
December 31, 2005
Investment in Wachovia Corporation	$27,441	$25,154	$22,867	$20,580	$18,293
Other equity holdings	15,889	14,565	13,241	11,917	10,593

Total equity holdings	$43,330	$39,719	$36,108	$32,497	$28,886

December 31, 2004
Investment in Wachovia Corporation	$27,306	$25,030	$22,755	$20,479	$18,204
Other equity holdings	18,782	17,218	15,652	14,087	12,522

Total equity holdings	$46,088	$42,248	$38,407	$34,566	$30,726

      The interest rate on the Company’s debt is variable and based on LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense.

	Interest Expense			Interest Expense

	+200bp	+100bp	Debt	-100bp	-200bp

	(In thousands)
December 31, 2005	$1,005	$503	$51,488	$(503)	$(1,005)
December 31, 2004	$1,040	$520	$53,238	$(520)	$(1,040)
      On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a floor rate of 4.77% and a cap rate of 5.85% on LIBOR and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Atlantic American Corporation
Atlanta, Georgia
      We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 31, 2006

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except per share data)
ASSETS
Cash and cash equivalents, including short-term investments of $27,726 and $23,073 in 2005 and 2004, respectively	$41,776	$40,958
Investments	276,968	279,035
Receivables:
Reinsurance	57,406	62,854
Other, net of allowance for doubtful accounts of $1,501 and $1,677 in 2005 and 2004, respectively	37,643	47,127
Deferred income taxes, net	7,099	476
Deferred acquisition costs	27,835	30,358
Other assets	8,682	6,695
Goodwill	3,008	3,008

Total assets	$460,417	$470,511

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$286,351	$292,287
Accounts payable and accrued expenses	35,125	36,026
Payable for securities	7,000	—
Debt payable	51,488	53,238

Total liabilities	379,964	381,551

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par, 50,000,000 shares authorized;
21,412,138 shares issued in 2005 and 2004 and 21,383,255 shares outstanding in 2005 and 21,212,925 shares outstanding in 2004	21,412	21,412
Additional paid-in capital	48,947	50,369
Retained earnings (accumulated deficit)	(2,780)	462
Unearned compensation	(22)	(22)
Accumulated other comprehensive income	12,846	17,207
Treasury stock, at cost, 28,883 shares in 2005 and 199,213 shares in 2004	(84)	(602)

Total shareholders’ equity	80,453	88,960

Total liabilities and shareholders’ equity	$460,417	$470,511

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except
	per share data)
Revenue:
Insurance premiums	$177,593	$170,860	$154,712
Investment income	16,685	15,860	15,628
Other income	1,263	1,183	900
Realized investment gains (losses), net	(10,456)	2,199	360

Total revenue	185,085	190,102	171,600

Benefits and expenses:
Insurance benefits and losses incurred	115,676	113,077	102,343
Commissions and underwriting expenses	58,376	56,089	46,807
Interest expense	3,611	3,071	3,120
Other	14,887	13,544	12,805

Total benefits and expenses	192,550	185,781	165,075

Income (loss) before income tax benefit	(7,465)	4,321	6,525
Income tax benefit	4,290	696	319

Net income (loss)	(3,175)	5,017	6,844
Preferred stock dividends	(1,206)	(1,216)	(1,349)

Net income (loss) applicable to common stock	$(4,381)	$3,801	$5,495

Basic earnings (loss) per common share:	$(.21)	$.18	$.26

Diluted earnings (loss) per common share:	$(.21)	$.18	$.25

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained		Accumulated
			Additional	Earnings		Other
	Preferred	Common	Paid-In	(Accumulated	Unearned	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Compensation	Income	Stock	Total

	(Dollars in thousands)
Balance, December 31, 2002	159	21,412	55,204	(11,270)	(30)	13,143	(78)	78,540
Comprehensive income:
Net income	—	—	—	6,844	—	—	—	6,844
Increase in unrealized investment gains	—	—	—	—	—	7,453	—	7,453
Fair value adjustment to interest rate swap	—	—	—	—	—	470	—	470
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	(2,773)	—	(2,773)

Total comprehensive income	—	—	—	—	—	—	—	11,994
Preferred stock redeemed	(20)	—	(1,980)	—	—	—	—	(2,000)
Dividends accrued on preferred stock	—	—	(1,349)	—	—	—	—	(1,349)
Deferred share compensation expense	—	—	52	—	—	—	—	52
Restricted stock grants	—	—	(1)	—	(66)	—	67	—
Amortization of unearned compensation	—	—	—	—	74	—	—	74
Acquisition of 371,582 shares for treasury	—	—	—	—	—	—	(698)	(698)
Issuance of 154,262 shares for employee benefit plans and stock options	—	—	52	(31)	—	—	259	280

Balance, December 31, 2003	139	21,412	51,978	(4,457)	(22)	18,293	(450)	86,893
Comprehensive income:
Net income	—	—	—	5,017	—	—	—	5,017
Decrease in unrealized investment gains	—	—	—	—	—	(1,985)	—	(1,985)
Fair value adjustment to interest rate swap	—	—	—	—	—	445	—	445
Minimum pension liability adjustment	—	—	—	—	—	(131)	—	(131)
Deferred income tax attributable to other comprehensive income	—	—	—	—	—	585	—	585

Total comprehensive income	—	—	—	—	—	—	—	3,931
Preferred stock redeemed	(5)	—	(495)	—	—	—	—	(500)
Dividends accrued on preferred stock	—	—	(1,216)	—	—	—	—	(1,216)
Deferred share compensation expense	—	—	27	—	—	—	—	27
Restricted stock grants	—	—	18	—	(176)	—	158	—
Amortization of unearned compensation	—	—	—	—	176	—	—	176
Acquisition of 248,290 shares for treasury	—	—	—	—	—	—	(747)	(747)
Issuance of 199,599 shares for employee benefit plans and stock options	—	—	57	(98)	—	—	437	396

Balance, December 31, 2004	$134	$21,412	$50,369	$462	$(22)	$17,207	$(602)	$88,960
Comprehensive loss:
Net loss	—	—	—	(3,175)	—	—	—	(3,175)
Decrease in unrealized investment gains	—	—	—	—	—	(6,549)	—	(6,549)
Minimum pension liability adjustment	—	—	—	—	—	(160)	—	(160)
Deferred income tax attributable to other comprehensive loss	—	—	—	—	—	2,348	—	2,348

Total comprehensive loss	—	—	—	—	—	—	—	(7,536)
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	—	(1,206)
Deferred share compensation expense	—	—	(201)	(40)	—	—	240	(1)
Restricted stock grants	—	—	—	—	(66)	—	66	—
Amortization of unearned compensation	—	—	—	—	66	—	—	66
Acquisition of 45,619 shares for treasury	—	—	—	—	—	—	(132)	(132)
Issuance of 194,026 shares for employee benefit plans and stock options	—	—	(15)	(27)	—	—	344	302

Balance, December 31, 2005	$134	$21,412	$48,947	$(2,780)	$(22)	$12,846	$(84)	$80,453

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(3,175)	$5,017	$6,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs	26,264	22,846	18,478
Acquisition costs deferred	(23,741)	(25,208)	(20,552)
Realized investment losses (gains), net	10,456	(2,199)	(360)
(Decrease) increase in insurance reserves and policyholder funds	(5,936)	27,094	9,610
Compensation expense related to share awards	65	203	126
Depreciation and amortization	1,079	1,361	1,138
Deferred income tax benefit	(4,275)	(834)	(1,163)
Decrease (increase) in receivables, net	14,932	(26,024)	5,759
(Decrease) increase in other liabilities	(2,268)	1,364	(6,076)
Other, net	(2,134)	2,406	111

Net cash provided by operating activities	11,267	6,026	13,915

Cash flows from investing activities:
Proceeds from investments sold	44,606	45,924	20,914
Proceeds from investments matured, called or redeemed	56,778	58,645	92,690
Investments purchased	(109,310)	(100,645)	(136,804)
Additions to property and equipment	(675)	(575)	(425)
Acquired insurance reserves and policy funds (Note 3)	—	1,448	—

Net cash (used in) provided by investing activities	(8,601)	4,797	(23,625)

Cash flows from financing activities:
Net proceeds from issuance of junior subordinated debentures	—	—	21,824
Preferred stock redemption	—	(500)	(2,000)
Preferred stock dividends paid	—	(10)	(143)
Proceeds from exercise of stock options	34	154	25
Purchase of treasury shares	(132)	(747)	(396)
Repayments of debt	(1,750)	(3,000)	(17,000)

Net cash (used in) provided by financing activities	(1,848)	(4,103)	2,310

Net increase (decrease) in cash and cash equivalents	818	6,720	(7,400)
Cash and cash equivalents at beginning of year	40,958	34,238	41,638

Cash and cash equivalents at end of year	$41,776	$40,958	$34,238

Supplemental cash flow information:
Cash paid for interest	$3,470	$3,189	$3,285

Cash paid for income taxes	$317	$1,218	$537

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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
      At December 31, 2005, the Parent had five insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-insurance subsidiaries, Association Risk Management General Agency, Inc., and Self-Insurance Administrators, Inc. (“SIA, Inc.”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are together termed “Association Casualty.”

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

Goodwill
      Goodwill represents the excess of cost over fair value of net assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized. The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded goodwill was identified during any of the periods presented.

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

Earnings Per Common Share
      Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated for stock options and share awards outstanding using the treasury stock method and assumed conversion of the Series B Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Stock Options
      Stock options are reported under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation cost attributable to stock options is reflected in net income, as all stock options granted have an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma net income (loss) and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the

Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2005	2004	2003

Net income (loss), as reported	$(3,175)	$5,017	$6,844
Add: Stock-based employee compensation expense included in reported net income(loss), net of tax	42	132	82
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(144)	(344)	(280)

Pro forma net income (loss)	$(3,277)	$4,805	$6,646

Net income (loss) per common share:
Basic — as reported	$(.21)	$.18	$.26
Basic — pro forma	$(.21)	$.17	$.25
Diluted — as reported	$(.21)	$.18	$.25
Diluted — pro forma	$(.21)	$.17	$.25
      The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards
      In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 applies to all voluntary changes in accounting principles and changes the requirements of accounting for and reporting a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle. The Company expects to adopt SFAS 154 on its effective date.
      In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123R, and the disclosures in management’s discussion and analysis of financial condition and results of operations section of reports or registration statements subsequent to such adoption. The Company will provide SAB No. 107 required disclosures upon adoption of SFAS No. 123R on January 1, 2006.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition methods include both prospective and retrospective adoption options. The Company will adopt SFAS No. 123R during the first quarter of 2006 using the prospective method, which requires that compensation expense be recorded for all unvested stock-based awards, including those granted prior to adoption of the fair value recognition provisions of SFAS No. 123, at the beginning of the first quarter of adoption of SFAS No. 123R. Currently, the Company does not expect the adoption of SFAS 123R to have a material impact on its financial condition or results of operations. The further effect of adoption of SFAS 123R on future operating results will depend on the levels of share-based payments granted in the future, the groups of employees to whom awards are granted, the terms of any future awards, as well as the final methods and assumptions used to determine the fair value of those share-base payments.

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

Note 2.	Investments
      Investments were comprised of the following:

	2005

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$139,113	$286	$1,919	$140,746
Obligations of states and political subdivisions	1,037	35	—	1,002
Corporate securities	66,072	1,441	361	64,992
Mortgage-backed securities (government guaranteed)	2,459	29	24	2,454
Redeemable preferred stocks	23,226	200	344	23,370

Total fixed maturities	231,907	1,991	2,648	232,564
Common and non-redeemable preferred stocks	36,108	20,800	90	15,398
Other invested assets (estimated fair value of $4,887)	3,660	1	—	3,659
Mortgage loans (estimated fair value of $2,664)	1,941	—	—	1,941
Policy and student loans	2,076	—	—	2,076
Real estate	38	—	—	38
Investment in unconsolidated trusts	1,238	—	—	1,238

	276,968	22,792	2,738	256,914
Short-term investments	27,726	—	—	27,726

Total investments	$304,694	$22,792	$2,738	$284,640

	2004

		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$122,670	$767	$934	$122,837
Obligations of states and political subdivisions	1,144	72	—	1,072
Corporate securities	77,566	3,179	1,086	75,473
Mortgage-backed securities (government guaranteed)	3,185	92	—	3,093
Redeemable preferred stocks	24,900	942	94	24,052

Total fixed maturities	229,465	5,052	2,114	226,527
Common and non-redeemable preferred stocks	38,407	23,708	42	14,741
Other invested assets	4,569	—	1	4,570
Mortgage loans (estimated fair value of $3,602)	2,997	—	—	2,997
Policy and student loans	2,321	—	—	2,321
Real estate	38	—	—	38
Investment in unconsolidated trusts	1,238	—	—	1,238

	279,035	28,760	2,157	252,432
Short-term investments	23,073	—	—	23,073

Total investments	$302,108	$28,760	$2,157	$275,505

      Bonds and short-term investments having an amortized cost of $17,861 and $17,194 were on deposit with insurance regulatory authorities at December 31, 2005 and 2004, respectively, in accordance with statutory requirements.
      Securities with unrealized losses at December 31, 2005 and 2004 were as follows:

	2005

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$85,191	$1,215	$36,406	$728	$121,597	$1,943
Corporate securities	7,044	185	5,102	176	12,146	361
Redeemable preferred stocks	4,282	169	5,543	175	9,825	344
Common and non-redeemable preferred stocks	2,795	61	794	29	3,589	90

Total temporary impaired securities	$99,312	$1,630	$47,845	$1,108	$147,157	$2,738

	2004

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,218	$103	$37,964	$831	$69,182	$934
Corporate securities	20,137	474	6,725	612	26,862	1,086
Redeemable preferred stocks	4,528	71	1,104	23	5,632	94
Common and non-redeemable preferred stocks	780	42	—	—	780	42
Other invested assets	4,569	1	—	—	4,569	1

Total temporary impaired securities	$61,232	$691	$45,793	$1,466	$107,025	$2,157

      Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. The majority of the unrealized losses at both December 31, 2005 and 2004 were primarily attributable to increases in interest yields on comparable investments.
      Excluding U.S. Treasury securities and obligations of U.S. Government agencies and authorities, the change in value of which is deemed solely related to interest rate movements; the Company held investments in less than 30 and 20 issuers which had unrealized investment losses at December 31, 2005 and 2004, respectively. At December 31, 2005, the Company had investments exceeding $1,000 in the redeemable preferred stocks of JP Morgan Chase and Viacom with temporary impairments not exceeding 7% of the carrying value. At December 31, 2004, the Company had one corporate security investment in Converium, a Swiss based independent international multi-line reinsurer, with a temporary impairment exceeding 10% of the carrying value. The Company continues to monitor these, and all other investments, but believes the impairment to be temporary.
      During the years ended, December 31, 2005, 2004, and 2003, the Company recorded impairments related to the following investments.

	2005	2004	2003

Corporate bonds(1)	$9,492	$—	$—
Redeemable preferred stocks(1)	$1,274	$281	$—
Common stocks	$—	$179	$995
Other invested assets	$—	$—	$159

(1)	Includes automotive sector impairments of $10.7 million in 2005, primarily from holdings in General Motors and related entities.
      As part of the Company’s ongoing investment review, the Company has reviewed its investment portfolio and concluded that there were no additional investments with other than temporary impairments as of December 31, 2005 or 2004. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. Due to the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, if applicable, and management’s expectation that they will continue to do so, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that unrealized losses on investments at December 31, 2005 and 2004 were temporary.

      The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2005 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Amortized
	Value	Cost

Due in one year or less	$42,266	$42,390
Due after one year through five years	26,772	26,554
Due after five years through ten years	36,600	36,485
Due after ten years	151,536	152,407
Varying maturities	2,459	2,454

Totals	$259,633	$260,290

      Investment income was earned from the following sources:

	2005	2004	2003

Fixed maturities	$13,026	$13,403	$13,726
Common and non-redeemable preferred stocks	2,056	1,438	1,137
Mortgage loans	250	285	299
Short-term investments	920	329	239
Other	433	405	227

Total investment income	16,685	15,860	15,628
Less investment expenses	(225)	(220)	(269)

Net investment income	$16,460	$15,640	$15,359

      A summary of realized investment gains (losses) follows:

	2005

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,517	$132	$—	$1,649
Losses	(679)	(11,426)	—	(12,105)

Total realized investment gains (losses) net	$838	$(11,294)	$—	$(10,456)

	2004

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,432	$1,699	$—	$3,131
Losses	(205)	(727)	—	(932)

Total realized investment gains (losses) net	$1,227	$972	$—	$2,199

	2003

		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$297	$1,257	$100	$1,654
Losses	(995)	(123)	(176)	(1,294)

Total realized investment gains (losses) net	$(698)	$1,134	$(76)	$360

      Proceeds from the sale of investments were as follows:

	2005	2004	2003

Common and non-redeemable preferred stocks	$19,942	$14,216	$1,572
Fixed maturities	23,314	31,305	18,344
Student loans	245	55	34
Other investments	1,105	348	964

Total proceeds	$44,606	$45,924	$20,914

      The Company’s investment in the common stock of Wachovia Corporation exceeded 10% of shareholders’ equity at December 31, 2005. The carrying value of this investment at December 31, 2005 was $22,867 with a cost basis of $4,229.
      The Company’s investments in fixed maturity securities of General Motors and General Motors Acceptance Corporation exceeded 10% of shareholders’ equity at December 31, 2005. The carrying value of these fixed maturity investments at December 31, 2005 was $22,427 with an adjusted cost basis of $22,427.
      The Company’s bond portfolio included 90% investment grade securities at December 31, 2005 as defined by the NAIC.

Note 3.	Insurance Reserves and Policyholder Funds
      The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force

	2005	2004	2005	2004

Future policy benefits
Life insurance policies:
Ordinary	$41,934	$40,610	$235,476	$250,802
Mass market	5,281	5,541	8,495	9,424
Individual annuities	639	756	—	—

	47,854	46,907	$243,971	$260,226

Accident and health insurance policies	3,502	2,979

	51,356	49,886
Unearned premiums	60,879	70,264
Losses and claims	168,617	167,133
Other policy liabilities	5,499	5,004

Total insurance reserves and policyholder funds	$286,351	$292,287

      Annualized premiums for accident and health insurance policies were $52,763 and $57,366 at December 31, 2005 and 2004, respectively.

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

Loss and Claim Reserves
      Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management’s estimate of ultimate liability and claim adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is periodically reviewed by management and updated with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.
      Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2005	2004	2003

Balance at January 1	$167,133	$150,092	$148,691
Less: Reinsurance recoverables	(57,429)	(41,752)	(39,380)

Net balance at January 1	109,704	108,340	109,311

Incurred related to:
Current year	119,455	111,220	98,536
Prior years	(6,708)	(1,899)	139

Total incurred	112,747	109,321	98,675

Paid related to:
Current year	68,792	67,020	56,229
Prior years	38,309	41,867	43,417

Total paid	107,101	108,887	99,646

Acquired reserves	(85)	930	—

Net balance at December 31	115,265	109,704	108,340
Plus: Reinsurance recoverables	53,352	57,429	41,752

Balance at December 31	$168,617	$167,133	$150,092

      Prior years development, as reported in 2005, was primarily the result of better than expected development on prior years IBNR reserves for Medicare supplement and certain American Southern business.
      Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2005	2004	2003

Total incurred claims	$112,747	$109,321	$98,675
State residual pool adjustments	(17)	(66)	(75)
Cash surrender value and matured endowments	1,663	1,318	1,489
Benefit reserve changes	1,283	2,504	2,254

Total insurance benefits and losses incurred	$115,676	$113,077	$102,343

Note 4.	Reinsurance
      In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 60% of the Company’s reinsurance receivables were due from seven reinsurers as of December 31, 2005. Reinsurance receivables of $861 were with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $14,633 were with GE Reinsurance Corporation, rated “A” by Standard & Poor’s and “A” (Excellent) by A.M. Best, $3,442 were with First Colony Life Insurance Company, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best, $4,257 were with PMA Capital Insurance Company, rated “B+” (Very Good) by A.M. Best, $1,891 were with GMAC Re, rated “A-” (Excellent) by A.M. Best, $1,755 were with PXRE Reinsurance Company, rated “BBB-” by Standard & Poor’s and “B+” (Very Good) by A.M. Best, and $8,635 were with Swiss Reinsurance Corporation, rated “AA” by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate. Subsequent to December 31, 2005, the reinsurance contract with PXRE Reinsurance Company was commuted and recorded balances were collected.
      The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2005	2004	2003

Direct premiums written	$191,118	$203,536	$178,320
Plus — premiums assumed	10,187	9,860	7,843
Less — premiums ceded	(34,919)	(31,523)	(25,562)

Net premiums written	166,386	181,873	160,601

Change in unearned premiums	9,385	(8,685)	(5,250)
Change in unearned premiums ceded	1,822	(2,328)	(639)

Net change in unearned premiums	11,207	(11,013)	(5,889)

Net premiums earned	$177,593	$170,860	$154,712

Provision for benefits and losses incurred	$135,821	$152,535	$121,639
Reinsurance loss recoveries	(20,145)	(39,458)	(19,296)

Insurance benefits and losses incurred	$115,676	$113,077	$102,343

      Components of reinsurance receivables were as follows:

	2005	2004

Receivable on unpaid losses	$53,352	$57,429
Receivable on paid losses	4,054	5,425

	$57,406	$62,854

Note 5.     Income Taxes
      A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the benefit for income taxes was as follows:

	2005	2004	2003

Federal income tax provision at statutory rate of 35%	$(2,613)	$1,512	$2,284
Tax exempt interest and dividends received deductions	(701)	(581)	(598)
Small life deduction	(534)	(542)	—
Other permanent differences	49	470	238
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(125)	(1,291)	(1,478)
Adjustment for prior years’ estimates to actual	(373)	(267)	(767)
State income taxes	7	3	2

Total benefit for income taxes	$(4,290)	$(696)	$(319)

      Deferred tax liabilities and assets at December 31, 2005 and 2004 were comprised of the following:

	2005	2004

Deferred tax liabilities:
Deferred acquisition costs	$(5,413)	$(6,476)
Net unrealized investment gains	(7,019)	(9,311)
Deferred and uncollected premium	(698)	(766)
Other	(86)	(113)

Total deferred tax liabilities	(13,216)	(16,666)

Deferred tax assets:
Net operating loss carryforwards	5,002	5,604
Insurance reserves	9,681	10,275
Impaired assets	4,277	509
Alternative minimum tax credit	1,046	810
Bad debts and other	1,239	999

Total deferred tax assets	21,245	18,197

Asset valuation allowance	(930)	(1,055)

Net deferred tax asset	$7,099	$476

      The components of the benefit for income taxes were:

	2005	2004	2003

Current — Federal	$(22)	$135	$842
Current — State	7	3	2
Deferred — Federal	(4,275)	(834)	(1,163)

Total	$(4,290)	$(696)	$(319)

      At December 31, 2005, the Company had regular federal net operating loss carryforwards of approximately $14,291 expiring generally between 2006 and 2009. As of December 31, 2005 and 2004, a valuation allowance of $930 and $1,055, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In 2005, the decrease of $125 in the valuation allowance was the result of a reassessment of the realization of certain net operating loss carryforwards. In 2004 and 2003 the decrease of $1,291 and $1,478, respectively, in the valuation allowance was due primarily to the utilization of a portion of these benefits that were previously reserved for. During 2005, the Company amended certain prior years’ tax returns to recognize permanent items that generated a current income tax refund of $676. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to certain years carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements and files a consolidated income tax return with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt
      At December 31, 2005, the Company’s $10,250 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a single term loan (the “Term Loan”). The Term Loan matures on June 30, 2008 and requires minimum annual payments as follows: 2006 — $1,750; 2007 — $1,750; 2008 — $6,750. The interest rate on the borrowing is London Interbank Offered Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. The applicable margin rate is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. As of December 31, 2005, the stated interest rate on the Term Loan was LIBOR plus 2.00%, or 6.53%. The Term Loan requires the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. On February 28, 2006, the Company entered into a $3,000 credit agreement with Wachovia. This new credit agreement (the “Second Term Loan”), the proceeds of which were used for general corporate purposes, matures on April 1, 2007, has the same interest rate, covenants and collateral as the Term Loan. Effective December 31, 2005, and February 28, 2006, the Term Loan and the Second Term Loan, respectively, were amended. The amendments were necessitated by the recorded impairment charge taken on the Company’s automotive sector fixed maturity investments. Approximately $5,331 of the total $10,709 impairment charge was the result of an impairment in the value of the Company’s investment in General Motors bonds. The amendments to the Term Loan and Second Term Loan provide that the definition of consolidated net income, as calculated for the fourth quarter of 2005, excludes the $5,331 GM bond impairment. Further, the definition of consolidated tangible net worth was amended to exclude the after-tax impact of the same impairment. After giving effect to the amendment to the December 31, 2005 ratio of funded debt to EBITDA, both as defined, the Company was in compliance with the amended agreements. Various provisions contained in the amendments extend through 2006, and the Company believes it will be in compliance with all such provisions in future periods.

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
      The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2005 and 2004, were as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2005	18,042	23,196
Balance December 31, 2004	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.	Derivative Financial Instruments
      On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a floor rate of 4.77% and a cap rate of 5.85% on LIBOR and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.

Note 8.	Commitments and Contingencies

Litigation
      From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, such claims are not expected to have a material effect on the business or financial condition of the Company.

Operating Lease Commitments
      The Company’s rental expense, including common area charges, for operating leases was $1,936, $1,920, and $1,867 in 2005, 2004, and 2003, respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2006	$983
2007	1,095
2008	1,083
2009	1,089
2010	736
Thereafter	554

Total	$5,540

Note 9.	Employee Benefit Plans

Stock Options
      In accordance with the Company’s 1992 Incentive Plan, the Board of Directors may grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options may be granted that fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors may grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors may grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 21,923, 63,063 and 41,503 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2005, 2004 and 2003, respectively. As of December 31, 2005, an aggregate of forty-one employees, officers and directors held options under the three plans.

      A summary of the status of the Company’s stock options at December 31, 2005, 2004 and 2003, is as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	677,500	$1.47	910,500	$1.74	1,008,000	$2.31
Options granted	—	—	—	—	227,000	1.59
Options exercised	(21,000)	1.73	(117,250)	1.31	(20,000)	1.25
Options canceled or expired	(7,000)	3.54	(115,750)	3.80	(304,500)	3.54

Options outstanding, end of year	649,500	1.44	677,500	1.47	910,500	1.74

Options exercisable	649,500	1.44	626,125	1.46	784,500	1.76

Options available for future grant	2,504,914		2,514,837		2,452,150

      Data on options outstanding and exercisable at December 31, 2005 is as follows:

		Outstanding and Exercisable

		Weighted Average
	Number of	Remaining Life	Weighted Average
Range of Exercise Price	Options	(Years)	Exercise Price

$1.00 to $1.50	387,500	5.79	$1.25
$1.51 to $2.00	254,000	6.98	$1.68
$2.51 to $3.00	8,000	1.35	$2.68

	649,500

      The weighted average fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model and was $1.15 for grants in 2003. No options were granted in 2005 or 2004. Fair value determinations were based on expected dividend yields of zero, expected lives of 10 years, risk free interest rate of 4.21% and expected volatility of 60.08% for the year ended December 31, 2003. See Note 1.

401(k) Plan
      The Company initiated an employees’ savings plan under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company common stock and had a value of approximately $269, $241, and $256 in 2005, 2004, and 2003, respectively.

Defined Benefit Pension Plans
      The Company has both a funded and unfunded noncontributory defined benefit pension plan covering the employees of American Southern. The plans provide defined benefits based on years of service and average salary. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. The measurement date for these plans was December 31, of each year.

Obligation and Funded Status

	2005	2004

Change in Benefit Obligation
Net benefit obligation at beginning of year	$5,166	$4,801
Service cost	177	170
Interest cost	298	278
Actuarial loss	236	98
Gross benefits paid	(164)	(181)

Net benefit obligation at end of year	5,713	5,166

Change in Plan Assets
Fair value of plan assets at beginning of year	2,689	2,458
Employer contributions	203	318
Actual return on plan assets	71	94
Gross benefits paid	(164)	(181)

Fair value of plan assets at end of year	2,799	2,689

Funded Status of Plan
Funded status at end of year	(2,914)	(2,477)
Unrecognized net actuarial loss	1,840	1,624
Unrecognized prior service cost	(6)	(6)
Unrecognized net transition obligation	—	—
Additional minimum liability	(700)	(540)

Net amount recognized in accrued liabilities at end of year	$(1,780)	$(1,399)

      The accumulated benefit obligation for all defined benefit plans at December 31, 2005 and 2004 was $4,578 and $4,088, respectively.
      The weighted-average assumptions used to determine the benefit obligation at December 31, 2005 and 2004 were as follows:

	2005	2004

Discount rate to determine the projected benefit obligation	5.50%	5.75%
Projected annual salary increases	4.50%	4.50%
      Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $1,803, $1,367, and $0, respectively, as of December 31, 2005 and $1,171, $946, and $0, respectively, as of December 31, 2004.
Components of Net Periodic Benefit Cost
      Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2005, 2004 and 2003 included the following components:

	2005	2004	2003

Service cost	$177	$170	$144
Interest cost	298	278	266
Expected return on plan assets	(185)	(169)	(137)
Net amortization	142	81	88

	$432	$360	$361

      The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Discount rate to determine the net periodic benefit cost	5.75%	6.00%	6.50%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%	4.50%
      The qualified defined benefit plan assets were invested in the AIM Basic Balanced Fund (the “Fund”), the prospectus for which indicates an average annual return of approximately 7% since its inception; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost for 2005. The Fund normally invests at least 65% of its assets in equity securities and at least 30% of its assets in fixed income securities that are investment grade at the time of purchase. The remaining assets of the Fund are allocated to other investments at the Fund manager’s discretion, based upon current business, economic and market conditions.
      The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. The long-term primary investment objectives are to: 1) provide for a reasonable amount of long-term growth of capital, without undue exposure to risk, and protect the assets from erosion of purchasing power, and 2) provide investment results that meet or exceed the actuarially assumed long-term rate of return. The Fund does not include any equity securities of the Company in its portfolio at any time.
Expected Cash Flows
      The Company expects to contribute $184 for all defined benefit plans in 2006.
Estimated Future Benefit Payments
      Estimated future benefit payments as of December 31, 2005 were as follows:

Pension Benefits

2006	$123
2007	$171
2008	$175
2009	$175
2010	$257
2011 — 2015	$1,799

Note 10.	Preferred Stock
      The Company had 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding at December 31, 2005 and 2004, having a stated value of $100 per share. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the Company’s common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable at the option of the Company. As of December 31, 2005 and 2004, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $12,060 and $10,854, respectively.

Note 11.	Earnings Per Common Share
      A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2005

			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(3,175)	21,305
Less preferred dividends	(1,206)	—

Net loss applicable to common shareholders	$(4,381)	21,305	$(.21)

	For the Year Ended
	December 31, 2004

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$5,017	21,216
Less preferred dividends	(1,216)	—

Net income applicable to common shareholders	3,801	21,216	$.18

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	468

Net income applicable to common shareholders	$3,801	21,684	$.18

	For the Year Ended
	December 31, 2003

			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$6,844	21,200
Less preferred dividends	(1,349)	—

Net income applicable to common shareholders	5,495	21,200	$.26

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	375

Net income applicable to common shareholders	$5,495	21,575	$.25

      In 2005, all outstanding options were excluded from the earnings per share calculation since their impact was antidiluted. Average outstanding options of 59,000 and 335,000 were excluded from the earnings per common share calculation in 2004 and 2003, respectively, since their impact was antidilutive. The assumed conversion of the preferred stock was also excluded from the earnings per common share calculation, as applicable, for all years presented since its impact was antidilutive.

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
      The amount of statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2005	2004	2003

Life and Health, net income	$5,135	$4,616	$3,102
Property and Casualty, net income	6,675	1,692	5,224

Statutory net income(1)	$11,810	$6,308	$8,326

Life and Health, surplus	$33,881	$35,492	$31,197
Property and Casualty, surplus	73,277	76,036	74,937

Statutory surplus	$107,158	$111,528	$106,134

(1)	Does not include 2005 automotive sector impairments which will be recorded in the first quarter of 2006 for statutory purposes.
      Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $13,242, $5,803 and $5,728 in 2005, 2004, and 2003, respectively, from its subsidiaries. In 2006, dividend payments by insurance subsidiaries in excess of $15,716 would require prior approval.

Note 13.	Related Party and Other Transactions
      In the normal course of business the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include leasing of office space as well as investing and financing activities. A brief description of each of these follows.
      The Company leases approximately 65,489 square feet of office and covered garage space from an affiliated company. During the years ended December 31, 2005, 2004, and 2003, the Company paid $1,065, $1,048 and $1,000, respectively, under the leases.
      Financing for the Company has been provided through affiliates of the Company or its Chairman, in the form of the Series B Preferred Stock (See Note 10).
      The Company has made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which is owned by an affiliate of the Chairman. At December 31, 2005 and 2004, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $1,941 and $2,997, respectively. For 2005, 2004, and 2003, interest paid by Leath on the mortgage loans totaled $250, $285, and $299, respectively.
      Certain members of management are shareholders and on the Board of Directors of Triple Crown Media, Inc (“Triple Crown”) and Gray Television, Inc. (“Gray”). On August 3, 2005, Gray announced a plan to spin-off its newspaper publishing and wireless businesses to its shareholders. The new company formed as a result of the spin-off, Triple Crown, then acquired Bull Run Corporation (“Bull Run”). In connection with the spin-off, the Company received one share of Triple Crown common stock for every ten shares of Gray common stock and for every ten shares of Gray Class A common stock owned. In connection with the Bull Run acquisition, the Company received 0.0289 shares of Triple Crown common stock for each share of Bull Run common stock owned by it and Triple Crown Series A preferred stock in exchange for the shares of Bull Run Series D preferred stock. The exchange of Bull Run Series D preferred stock for Triple Crown Series A preferred stock resulted in a realized loss of $591. At December 31, 2005, the Company owned 54,734 shares of Triple Crown common stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. At December 31, 2004, the

Company owned 184,337 shares of Bull Run, 376,060 shares of Gray Class A common stock, and 106,000 shares of Gray common stock. At December 31, 2005, the Company owned 350 shares of Gray Series C preferred stock and 2,360 shares of Triple Crown Series A preferred stock. At December 31, 2004, the Company owned 350 shares of Gray Series C preferred stock and 2,000 shares of Bull Run Series D preferred stock. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2005 was $2,139 and $8,021, respectively. The aggregate carrying value of these investments in Bull Run and Gray at December 31, 2004 was $2,083 and $10,464, respectively.
      In 1998, Georgia Casualty began directing certain workers’ compensation premiums to Delta Fire & Casualty Insurance Company (“Delta”) and fully reinsured such amounts. Delta is controlled by certain affiliates of the Company. Premiums assumed and commissions paid were $532 and $80 in 2005, respectively, $1,710 and $143 in 2004, respectively, and $1,817 and $168 in 2003, respectively.
      In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with Carolina Motor Club, Inc. to market personal automobile insurance to the members of the automobile club. American Southern at all times held a 50% interest in the joint venture, accounted for using the equity method and reflected as an operating activity, and underwrote a majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $8,615, $8,517 and $8,311 in 2005, 2004, and 2003, respectively. The Company has, in the past funded its pro rata share of operations. Effective October 1, 2005, this joint venture was terminated due to unfavorable underwriting results.

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

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2005
Insurance premiums	$51,447	$39,270	$65,904	$20,972	$—	$—	$177,593

Insurance benefits and losses incurred	24,827	32,064	46,375	12,410	—	—	115,676
Expenses deferred	(12,582)	(6,324)	(709)	(4,126)	—	—	(23,741)
Amortization and depreciation expense	12,510	8,500	2,197	4,136	—	—	27,343
Other expenses	23,405	14,431	18,184	8,864	21,210	(12,822)	73,272

Total expenses	48,160	48,671	66,047	21,284	21,210	(12,822)	192,550

Underwriting income (loss)	3,287	(9,401)	(143)	(312)
Investment income, including net realized gains	4,818	3,435	5,816	2,782	3,070	(2,983)	16,938
Automotive sector investments impairment charge	(3,733)	(2,366)	(3,465)	(1,145)	—	—	(10,709)
Other income	393	141	—	17	10,551	(9,839)	1,263

Income (loss) before income taxes	$4,765	$(8,191)	$2,208	$1,342	$(7,589)	$—	$(7,465)

Total revenues	$52,925	$40,480	$68,255	$22,626	$13,621	$(12,822)	$185,085

Goodwill	$1,350	$—	$778	$—	$880	$—	$3,008

Total assets	$123,919	$113,417	$128,225	$106,171	$145,247	$(156,562)	$460,417

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2004
Insurance premiums	$48,062	$34,675	$65,442	$22,681	$—	$—	$170,860

Insurance benefits and losses incurred	24,795	28,670	45,827	13,785	—	—	113,077
Expenses deferred	(11,790)	(8,433)	(1,048)	(3,937)	—	—	(25,208)
Amortization and depreciation expense	10,858	7,282	1,860	4,207	—	—	24,207
Other expenses	21,390	16,990	18,867	9,129	18,597	(11,268)	73,705

Total expenses	45,253	44,509	65,506	23,184	18,597	(11,268)	185,781

Underwriting income (loss)	2,809	(9,834)	(64)	(503)
Investment income, including net realized gains	5,215	4,263	5,927	2,571	2,331	(2,248)	18,059
Other income	—	108	—	26	10,069	(9,020)	1,183

Income (loss) before income taxes	$8,024	$(5,463)	$5,863	$2,094	$(6,197)	$—	$4,321

Total revenues	$53,277	$39,046	$71,369	$25,278	$12,400	$(11,268)	$190,102

Goodwill	$1,350	$—	$778	$—	$880	$—	$3,008

Total assets	$121,347	$136,397	$133,185	$111,536	$154,288	$(186,242)	$470,511

	American	Georgia	Bankers	Association	Corporate &	Adjustments &
	Southern	Casualty	Fidelity	Casualty	Other	Eliminations	Consolidated

December 31, 2003
Insurance premiums	$37,358	$34,319	$62,683	$20,352	$—	$—	$154,712

Insurance benefits and losses incurred	20,977	22,258	43,863	15,245	—	—	102,343
Expenses deferred	(7,807)	(7,439)	(1,427)	(3,879)	—	—	(20,552)
Amortization and depreciation expense	6,842	6,989	1,998	3,787	—	—	19,616
Other expenses	14,343	14,600	18,630	8,235	17,194	(9,334)	63,668

Total expenses	34,355	36,408	63,064	23,388	17,194	(9,334)	165,075

Underwriting income (loss)	3,003	(2,089)	(381)	(3,036)
Investment income, including net realized gains	4,844	3,107	5,650	2,396	1,725	(1,734)	15,988
Other income	—	97	—	28	8,375	(7,600)	900

Income (loss) before income taxes	$7,847	$1,115	$5,269	$(612)	$(7,094)	$—	$6,525

Total revenues	$42,202	$37,523	$68,333	$22,776	$10,100	$(9,334)	$171,600

Goodwill	$1,350	$—	$778	$—	$880	$—	$3,008

Total assets	$113,299	$121,818	$127,642	$96,275	$153,635	$(169,117)	$443,552

Note 15.	Disclosures About Fair Value of Financial Instruments
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

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$41,776	$41,776	$40,958	$40,958
Fixed maturities	231,907	231,907	229,465	229,465
Common and non-redeemable preferred stocks	36,108	36,108	38,407	38,407
Mortgage loans	1,941	2,664	2,997	3,602
Policy and student loans	2,076	2,076	2,321	2,321
Other invested assets	3,660	4,887	4,569	4,569
Liabilities:
Debt payable to bank	10,250	10,250	12,000	12,000
Junior Subordinated Debentures	41,238	41,238	41,238	41,238
      The fair value estimates as of December 31, 2005 and 2004 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.
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
      The Company’s comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments to a previously existing interest rate swap and minimum additional pension liability, net of applicable income taxes. Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2005, 2004 and 2003 were as follows:

	December 31,

	2005	2004	2003

Net realized gain (loss) on investment securities included in net income (loss)	$(10,456)	$2,199	$360

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) arising during year	$(17,005)	$214	$7,813
Reclassification adjustment	10,456	(2,199)	(360)

Net pre-tax unrealized gains (losses) recognized in other comprehensive income (loss)	(6,549)	(1,985)	7,453
Fair value adjustments to interest rate swap	—	445	470
Minimum pension liability adjustment	(160)	(131)	—
Deferred income tax expense attributable to other comprehensive income (loss)	2,348	585	(2,773)

	$(4,361)	$(1,086)	$5,150

Note 17.	Quarterly Financial Information (Unaudited)
      The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2005:

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$50,273	$50,188	$47,787	$36,837 (1)	$46,404	$47,415	$49,648	$46,635	(2)

Income (loss) before income taxes	$(1,632)	$1,418	$111	$(7,362)	$2,181	$1,408	$(186)	$918
Income tax expense (benefit)	(800)	176	(451)	(3,215)	673	300	(2,023)	354

Net income (loss)	$(832)	$1,242	$562	$(4,147)	$1,508	$1,108	$1,837	$564

Per common share data:
Basic earnings (loss) per share	$(.05)	$.04	$.01	$(.21)	$.06	$.04	$.07	$.01

Diluted earnings (loss) per share	$(.05)	$.04	$.01	$(.21)	$.06	$.04	$.07	$.01

(1)	Includes a $10.7 million impairment charge for automotive sector fixed maturity securities.

(2)	Includes a $3.1 million charge related to settlement of an arbitration matter with a former reinsurer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
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
      None.
PART III
      With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions” and “Ratification of Independent Public Accountants” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 2, 2006.
      The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Ethics has been filed as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2003 and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) List of documents filed as part of this report:

1. Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2. Financial Statement Schedules:

Schedule II	—	Condensed financial information of Registrant
Schedule III	—	Supplementary insurance information for the three years ended December 31, 2005
Schedule IV	—	Reinsurance for the three years ended December 31, 2005
Schedule VI	—	Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2005
      Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.
      3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2002].

3.2		—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].

10.01		—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.02		—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10-Q for the quarter ended June 30, 1993].

10.03		—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10-Q for the quarter ended September 30, 1994].

10.04		—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.05		—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.06		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].

10	.07**	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].

10.08		—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries named therein and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.09		—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.10		—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries named therein [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].

10.11		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].

10.12		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].

10.13		—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].

10.14		—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].

10.15		—	Revolving Credit Facility, dated as of July 1, 1999 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].

10.16		—	First Amendment, dated as of March 24, 2000, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2000].

10.17		—	Second Amendment, dated February 9, 2001, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.18 to the registrant’s Form 10-K for the year ended December 31, 2000].

10.18		—	Third Amendment, dated as of December 31, 2001 to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2001].

10.19		—	Fourth Amendment, dated November 21, 2002, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.19 to the registrant’s Form 10-K for the year ended December 31, 2002].

10.20		—	Fifth Amendment, dated April 23, 2003, to Credit Agreement, dated as of July 1, 1999, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].

10.21		—	Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].

10	.22**	—	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].

10	.23**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].

10	.24**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].

10.25		—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].

10.26		—	First Amendment, effective as of May 2, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.26 to registrant’s Form 10-Q for the quarter ended June 30, 2005].

10.27	—	Term Loan Credit Agreement, dated as of February 28, 2006 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated March 3, 2006].

10.28	—	Second Amendment, effective as of December 31, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003 and First Amendment effective as of February 28, 2006, to Term Loan Credit Agreement dated as of February 28, 2006, both between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibits 10.1 and 10.2, respectively to the registrant’s Form 8-K dated March 31, 2006].

14.1	—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].

21.1	—	Subsidiaries of the registrant.

23.1	—	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Atlantic American Corporation

By:	/s/ John G. Sample, Jr.

John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
Date: March 31, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman of the Board	March 31, 2006

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Edward E. Elson Edward E. Elson	Director	March 31, 2006

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 31, 2006

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 31, 2006

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 31, 2006

/s/ Scott G. Thompson Scott G. Thompson	Director	March 31, 2006

/s/ Mark C. West Mark C. West	Director	March 31, 2006

Signature	Title	Date

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 31, 2006

/s/ Dom H. Wyant Dom H. Wyant	Director	March 31, 2006

/s/ Harold K. Fischer Harold K. Fischer	Director	March 31, 2006

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands)
ASSETS
Cash and short-term investments	$2,348	$558
Investment in subsidiaries	132,385	149,534
Investment in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	5,578	—
Income taxes receivable from subsidiaries	3,082	2,419
Other assets	2,148	2,719

Total assets	$146,779	$156,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deferred tax liability, net	$—	$1,045
Other payables	14,838	13,225
Debt payable to bank	10,250	12,000
Junior subordinated debentures	41,238	41,238

Total liabilities	66,326	67,508
Shareholders’ equity	80,453	88,960

Total liabilities and shareholders’ equity	$146,779	$156,468

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
REVENUE
Fees, rentals and interest income from subsidiaries	$9,832	$9,015	$7,599
Distributed earnings from subsidiaries	13,242	5,803	5,728
Other	188	506	120

Total revenue	23,262	15,324	13,447
GENERAL AND ADMINISTRATIVE EXPENSES	14,165	12,772	12,005
INTEREST EXPENSE	3,611	3,071	3,120

	5,486	(519)	(1,678)
INCOME TAX BENEFIT(1)	7,400	2,832	4,747

	12,886	2,313	3,069
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES, NET	(16,061)	2,704	3,775

NET INCOME (LOSS)	$(3,175)	$5,017	$6,844

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)
STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,175)	$5,017	$6,844
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	(72)	(72)	—
Depreciation and amortization	776	802	798
Compensation expense related to share awards	65	203	126
Equity in undistributed (earnings) losses of consolidated subsidiaries	16,061	(2,704)	(3,775)
(Increase) decrease in intercompany taxes	(663)	1,567	(2,627)
Deferred income tax benefit	(4,275)	(834)	(1,163)
Increase (decrease) in other liabilities	406	(104)	90
Other, net	218	444	(7)

Net cash provided by operating activities	9,341	4,319	286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalization of trusts	—	—	(696)
Capital contribution to subsidiaries	(5,550)	(900)	(2,250)
Additions to property and equipment	(153)	(509)	(337)

Net cash used in investing activities	(5,703)	(1,409)	(3,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from junior subordinated debentures	—	—	22,520
Preferred stock redemption	—	(500)	(2,000)
Preferred stock dividends to affiliated shareholders	—	(10)	(143)
Purchase of treasury shares	(132)	(747)	(396)
Repayments of debt	(1,750)	(3,000)	(17,000)
Proceeds from exercise of stock options	34	154	25

Net cash (used in) provided by financing activities	(1,848)	(4,103)	3,006

Net increase (decrease) in cash	1,790	(1,193)	9
Cash at beginning of year	558	1,751	1,742

Cash at end of year	$2,348	$558	$1,751

Supplemental disclosure:
Cash paid for interest	$3,470	$3,189	$3,285

Cash paid for income taxes	$300	$1,200	$514

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable

	(In thousands)
December 31, 2005:
Bankers Fidelity	$16,957	$61,580		$4,011	$2,445
American Southern	5,194	43,593		26,185	3,054
Association Casualty	2,175	44,813		13,699	—
Georgia Casualty	3,509	69,987		16,984	—

	$27,835	$219,973	(1)	$60,879	$5,499

December 31, 2004:
Bankers Fidelity	$18,175	$60,604		$4,350	$2,516
American Southern	4,852	42,307		24,578	2,488
Association Casualty	1,916	45,489		13,624	—
Georgia Casualty	5,415	68,619		27,712	—

	$30,358	$217,019	(2)	$70,264	$5,004

December 31, 2003:
Bankers Fidelity	$18,647	$57,758		$3,986	$2,414
American Southern	3,578	39,042		21,118	2,863
Association Casualty	1,847	44,497		12,485	—
Georgia Casualty	3,924	56,021		23,561	—

	$27,996	$197,318	(3)	$61,150	$5,277

(1)	Includes future policy benefits of $51,356 and losses and claims of $168,617.

(2)	Includes future policy benefits of $49,886 and losses and claims of $167,133.

(3)	Includes future policy benefits of $47,226 and losses and claims of $150,092.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written

	(In thousands)
December 31, 2005:
Bankers Fidelity	$65,904	$5,866	$46,375	$1,927	$17,745	$—
American Southern	51,447	4,821	24,827	12,240	11,093	52,983
Association Casualty	20,972	2,497	12,410	3,867	5,007	20,137
Georgia Casualty	39,270	3,261	32,064	8,230	8,377	27,700
Other	—	15	—	—	8,388	—

	$177,593	$16,460	$115,676	$26,264	$50,610	$100,820

December 31, 2004:
Bankers Fidelity	$65,442	$5,349	$45,827	$1,520	$18,159	$—
American Southern	48,062	4,599	24,795	10,517	9,941	51,010
Association Casualty	22,681	2,284	13,785	3,867	5,532	23,532
Georgia Casualty	34,675	3,397	28,670	6,942	8,897	41,953
Other	—	11	—	—	7,329	—

	$170,860	$15,640	$113,077	$22,846	$49,858	$116,495

December 31, 2003:
Bankers Fidelity	$62,683	$5,292	$43,863	$1,714	$17,487	$—
American Southern	37,358	4,357	20,977	6,557	6,821	37,958
Association Casualty	20,352	2,178	15,245	3,503	4,640	22,269
Georgia Casualty	34,319	3,505	22,258	6,704	7,446	37,272
Other	—	27	—	—	7,860	—

	$154,712	$15,359	$102,343	$18,478	$44,254	$97,499

III-2

SCHEDULE IV
ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net

	(In thousands)
Year ended December 31, 2005:
Life insurance in force	$276,996	$(33,025)	$—	$243,971

Premiums —
Bankers Fidelity	$65,734	$(191)	$361	$65,904	0.5%
American Southern	51,941	(9,034)	8,540	51,447	16.6%
Association Casualty	25,749	(4,777)	—	20,972	—
Georgia Casualty	34,609	(19,095)	23,756	39,270	60.5%

Total premiums	$178,033	$(33,097)	$32,657	$177,593	18.4%

Year ended December 31, 2004:
Life insurance in force	$288,808	$(28,582)	$—	$260,226

Premiums —
Bankers Fidelity	$65,103	$(75)	$414	$65,442	0.6%
American Southern	45,688	(9,019)	11,393	48,062	23.7%
Association Casualty	27,095	(4,414)	—	22,681	—
Georgia Casualty	36,393	(20,609)	18,891	34,675	54.5%

Total premiums	$174,279	$(34,117)	$30,698	$170,860	18.0%

Year ended December 31, 2003:
Life insurance in force	$305,793	$(25,048)	$—	$280,745

Premiums —
Bankers Fidelity	$62,255	$(62)	$490	$62,683	0.8%
American Southern	35,438	(6,436)	8,356	37,358	22.4%
Association Casualty	24,515	(4,163)	—	20,352	—
Georgia Casualty	36,807	(17,358)	14,870	34,319	43.3%

Total premiums	$159,015	$(28,019)	$23,716	$154,712	15.3%

IV-1

SCHEDULE VI
ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment
						Expenses			Paid
						Incurred Related To		Amortization	Claims
	Deferred				Net			of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written

	(In thousands)
December 31, 2005	$10,878	$158,393	$56,868	$111,689	$10,579	$72,866	$(3,548)	$24,337	$63,263	$100,820

December 31, 2004	$12,183	$156,415	$65,914	$105,418	$10,280	$66,599	$717	$21,326	$66,138	$116,495

December 31, 2003	$9,349	$139,560	$57,164	$92,029	$10,040	$57,038	$1,516	$16,764	$61,168	$97,499

VI-1