Form 10-Q
period 2006-03-31
ATLANTIC AMERICAN CORP
filed 2006-05-15
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 8, 2006, was 21,436,554.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
Unaudited March 31, 2006	December 31, 2005

Cash, including short-term investments of $11,893 and $27,726	$ 16,213	$ 41,776
Investments:
Fixed maturities (cost: $254,061 and $232,564)	251,174	231,907
Common and non-redeemable preferred stocks (cost: $14,269 and $15,398)	33,840	36,108
Other invested assets (cost: $3,654 and $3,659)	3,627	3,660
Mortgage loans	1,897	1,941
Policy and student loans	2,045	2,076
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	293,859	276,968
Receivables:
Reinsurance	51,868	57,406
Other (net of allowance for doubtful accounts: $1,646 and $1,501)	33,969	37,643
Deferred income taxes, net	6,694	7,099
Deferred acquisition costs	26,480	27,835
Other assets	8,483	8,682
Goodwill	3,008	3,008
Total assets	$ 440,574	$ 460,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 51,253	$ 51,356
Unearned premiums	54,024	60,879
Losses and claims	164,427	168,617
Other policy liabilities	5,388	5,499
Total policy liabilities	275,092	286,351
Accounts payable and accrued expenses	26,855	35,125
Payable for securities	2,540	7,000
Bank debt payable	13,250	10,250
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	358,975	379,964

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,412,138; shares outstanding: 21,405,659 and 21,383,255	21,412	21,412
Additional paid-in capital	48,943	48,947
Retained earnings (accumulated deficit)	413	(2,780)
Unearned compensation	(6)	(22)
Accumulated other comprehensive income	10,724	12,846
Treasury stock, at cost; 6,479 and 28,883 shares	(21)	(84)
Total shareholders' equity	81,599	80,453
Total liabilities and shareholders' equity	$ 440,574	$ 460,417

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

Three Months Ended March 31,
2006	2005

Revenue:
Insurance premiums	$ 40,334	$ 46,294
Investment income	4,463	4,036
Realized investment gains (loss), net	3,968	(440)
Other income	320	383
Total revenue	49,085	50,273
Benefits and expenses:
Insurance benefits and losses incurred	25,418	32,924
Commissions and underwriting expenses	13,666	14,497
Interest expense	1,045	792
Other	3,904	3,692
Total benefits and expenses	44,033	51,905
Income (loss) before income tax expense (benefit)	5,052	(1,632)
Income tax expense (benefit)	1,558	(800)
Net income (loss)	3,494	(832)
Preferred stock dividends	(301)	(302)
Net income (loss) applicable to common stock	$ 3,193	$ (1,134)
Net income (loss) per common share (basic)	$ .15	$ (.05)
Net income (loss) per common share (diluted)	$ .14	$ (.05)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; In thousands)

Three Months Ended March 31, 2006	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Unearned Compensation	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	$ 134	$ 21,412	$ 48,947	$ (2,780)	$ (22)	$ 12,846	$ (84)	$ 80,453
Comprehensive income:
Net income				3,494				3,494
Decrease in unrealized investment gains						(3,397)		(3,397)
Fair value adjustment to derivative financial instrument						132		132
Deferred income tax attributable to other comprehensive income						1,143		1,143
Total comprehensive income								1,372
Dividends accrued on preferred stock				(301)				(301)
Deferred share compensation expense			1					1
Amortization of unearned compensation					16			16
Purchase of shares for treasury							(16)	(16)
Issuance of shares for employee benefit plans and stock options			(5)				79	74
Balance, March 31, 2006	$ 134	$ 21,412	$ 48,943	$ 413	$ (6)	$ 10,724	$ (21)	$ 81,599
Three Months Ended March 31, 2005

Balance, December 31, 2004	$ 134	$ 21,412	$ 50,369	$ 462	$ (22)	$ 17,207	$ (602)	$ 88,960
Comprehensive loss:
Net loss				(832)				(832)
Decrease in unrealized investment gains						(9,392)		(9,392)
Deferred income tax attributable to other comprehensive income						3,287		3,287
Total comprehensive loss								(6,937)
Dividends accrued on preferred stock			(302)					(302)
Deferred share compensation expense			(204)	(40)			240	(4)
Amortization of unearned compensation					16			16
Purchase of shares for treasury							(49)	(49)
Issuance of shares for employee benefit plans and stock options			1	(3)			88	86
Balance, March 31, 2005	$ 134	$ 21,412	$ 49,864	$ (413)	$ (6)	$ 11,102	$ (323)	$ 81,770

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

Three Months Ended March 31,
2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 3,494	$ (832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred acquisition costs	6,754	6,565
Acquisition costs deferred	(5,399)	(6,107)
Realized investment (gains) losses	(3,968)	440
(Decrease) increase in insurance reserves	(11,259)	2,706
Compensation expense related to share awards	18	12
Depreciation and amortization	266	268
Deferred income tax expense (benefit)	1,548	(870)
Decrease (increase) in receivables, net	11,292	(1,217)
Decrease in other liabilities	(8,571)	(7,515)
Other, net	59	(1,894)
Net cash used in operating activities	(5,766)	(8,444)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	19,357	34,345
Investments purchased	(42,067)	(41,121)
Additions to property and equipment	(71)	(84)
Net cash used in investing activities	(22,781)	(6,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	3,000	-
Proceeds from the exercise of stock options	-	3
Purchase of treasury shares	(16)	(49)
Net cash provided by (used in) financing activities	2,984	(46)
Net decrease in cash and cash equivalents	(25,563)	(15,350)
Cash and cash equivalents at beginning of period	41,776	40,958
Cash and cash equivalents at end of period	$ 16,213	$ 25,608
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,029	$ 770
Cash paid for income taxes	$ 100	$ 15

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited; In thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2.  Impact of Recently Issued Accounting Standards

        In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and the disclosures in the management’s discussion and analysis of financial condition and results of operations section of reports or registration statements subsequent to such adoption. The Company adopted SAB No. 107 on January 1, 2006. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. The transition method included a prospective or retrospective adoption option. The Company adopted SFAS No. 123R during the first quarter of 2006 using the prospective method. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations (See Note 8).

Note 3.  Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three months ended March 31, 2006 and 2005.

Revenues	Three Months Ended March 31,
	2006	2005

American Southern	$ 14,550	$ 14,118
Association Casualty	5,125	6,115
Georgia Casualty	11,025	11,461
Bankers Fidelity	17,834	18,247
Corporate and other	4,548	3,277
Adjustments and eliminations	(3,997)	(2,945)
Total revenue	$ 49,085	$ 50,273

Income (loss) before income taxes	Three Months Ended March 31,
	2006	2005

American Southern	$ 2,657	$ 1,527
Association Casualty	650	948
Georgia Casualty	1,750	(3,332)
Bankers Fidelity	1,497	883
Corporate and other	(1,502)	(1,658)
Consolidated results	$ 5,052	$ (1,632)

Note 4.  Credit Arrangements

Bank Debt

        At March 31, 2006, the Company’s $13,250 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of an original $10,250 term loan (the “Term Loan”) as well as a second $3,000 term loan (the “Second Term Loan”) that the Company entered into on February 28, 2006. The Term Loan requires the Company to repay $500 in principal on June 30 and $1,250 in principal on December 31 in each of 2006 and 2007, with one final payment of $6,750 at maturity on June 30, 2008. The Second Term Loan requires the Company to repay $3,000 in principal at maturity on April 1, 2007. Both term loans have the same interest rate, covenants, and collateral. The interest rate is the London Interbank Offered Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. As of March 31, 2006 the contractual interest rate on the bank debt was LIBOR plus 2.00%, or 6.96%. The applicable margin is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. The term loans require the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels.

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

At March 31, 2006, the financial structure of each of Atlantic American Statutory Trust I and II were as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance March 31, 2006	18,042	23,196
Balance December 31, 2005	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.

Note 6.  Reconciliation of Other Comprehensive Income

Three Months Ended, March 31,
2006	2005

Gain (loss) on sale of investments included in net income (loss)	$ 3,968	$ (440)
Other components of comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ 571	$ (9,832)
Reclassification adjustment	(3,968)	440
Net pre-tax unrealized loss recognized in other comprehensive income	(3,397)	(9,392)
Fair value adjustment to derivative financial instrument	132	-
Deferred income tax attributable to other comprehensive income	1,143	3,287
Change in accumulated other comprehensive income	(2,122)	(6,105)
Accumulated other comprehensive income beginning of period	12,846	17,207
Accumulated other comprehensive income end of period	$ 10,724	$ 11,102

Note 7.  Earnings Per Common Share

         A reconciliation of the numerator and denominator of the earnings per common share calculations was as follows:

	Three Months Ended March 31, 2006
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,494	21,366
Less preferred stock dividends	(301)
Net income applicable to common shareholders	$ 3,193	21,366	$ .15
Diluted Earnings Per Common Share:
Effect of dilutive stock options		330
Effect of Series B Preferred Stock	301	3,358
Net income applicable to common shareholders (assuming conversion)	$ 3,494	25,054	$ .14

	Three Months Ended March 31, 2005
	Income	Shares	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$ (832)	21,211
Less preferred stock dividends	(302)
Net loss applicable to common shareholders	$ (1,134)	21,211	$ (.05)

         The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for the three months ended March 31, 2005 since its impact was antidilutive. Due to the net loss in the first quarter of 2005, all outstanding stock options for the three months ended March 31, 2005 were excluded from the earnings per common share calculation since their impact was antidilutive.

Note 8.  Stock Options

         On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The adoption of SFAS 123R did not have a material impact on the Company’s consolidated statements of income or net income per share as there were no outstanding unvested options at January 1, 2006 nor were any options granted during the first quarter of 2006.

         Prior to January 1, 2006, stock options were reported under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation cost attributable to stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following pro forma net loss and net loss per common share were determined as if SFAS 123R had been in effect for the three months ended March 31, 2005. The fair value of these options was estimated using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three months ended March 31, 2005, the Company’s net loss and net loss per share would have been as follows:

Three Months Ended March 31,
2005

Net loss, as reported	$ (832)
Stock-based employee compensation expense determined under fair value basis, net of tax	(19)
Pro forma net loss	$ (851)
Net loss per common share:
Basic - as reported	$ (.05)
Basic - pro forma	$ (.05)
Diluted - as reported	$ (.05)
Diluted - pro forma	$ (.05)

         Due to a variety of factors, including the timing and number of awards, the above pro forma results may not be indicative of the future effect of stock option expensing on the Company's results of operations.

Note 9.  Employee Retirement Plans

         The following table provides the components for the net periodic benefit cost for all defined benefit pension plans of the Company:

Three Months Ended March 31,
2006	2005

Service cost	$ 50	$ 44
Interest cost	78	75
Expected return on plan assets	(48)	(46)
Net amortization	35	36
Net periodic pension benefit cost	$ 115	$ 109

         The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2006	2005
Discount rate	5.50%	5.75%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

The Company expects to contribute $184 for all defined benefit pension plans in 2006. During the three months ended March 31, 2006, the Company made payments of $9 to the pension plans.

Note 10.  Commitments and Contingencies

         From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such claims are not expected to have a material effect on the business or financial condition of the Company.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the quarter ended March 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

         Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products offered; although management continues to conform information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation and increase efficiencies.

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

Unpaid loss and loss adjustment expenses comprised 46% of the Company’s liabilities at March 31, 2006. This obligation includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2006, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2006 but not yet reported to the Company and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2006. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2006 but not yet reported to the Company, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 14% of the Company’s total liabilities at March 31, 2006. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 6% of the Company’s total assets at March 31, 2006. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to income in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents and comprised 19% of the Company’s total assets at March 31, 2006. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 70% of the Company’s total assets at March 31, 2006. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and accordingly at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently have a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

Deferred income taxes comprised approximately 2% of the Company’s total assets at March 31, 2006. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $3.5 million, or $0.14 per diluted share, during the first quarter ended March 31, 2006 compared to a net loss of $0.8 million, or $0.05 per diluted share, for the first quarter ended March 31, 2005. Premium revenue for the first quarter of 2006 decreased $6.0 million, or 12.9%, to $40.3 million from $46.3 million in the first quarter of 2005. The decrease in premiums for the quarter was primarily attributable to the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures in the Company’s property and casualty operations, both which began in late 2005. The Company’s life and health operations have also experienced a premium decline as an increasing number of seniors opt for Medicare Advantage and other similar plans versus a more traditional Medicare supplement policy which is offered by the Company. Also contributing to the 2006 first quarter decrease in premiums was an increased level of price competition in the market. The increase in net income during the quarter ended March 31, 2006 was primarily due to an increase in realized investment gains. During the first quarter of 2006, the Company had net realized investment gains of $4.0 million compared to net realized investment losses of $0.4 million in the same period of 2005. In addition, during the 2005 first quarter, the Company had a significant increase in both the frequency and severity of claims in the property and casualty operations, which did not reoccur in the first quarter of 2006.

         The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

A more detailed analysis of the individual operating entities and other corporate activities is provided below.

UNDERWRITING RESULTS

American Southern

The following is a summary of American Southern’s premiums for the first quarter of 2006 and for the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Gross written premiums	$ 11,878	$ 13,174
Ceded premiums	(2,346)	(2,337)
Net written premiums	$ 9,532	$ 10,837
Net earned premiums	$ 12,877	$ 13,116

        Gross written premiums at American Southern decreased $1.3 million, or 9.8%, during the first quarter of 2006 from the comparable period in 2005. The decrease in gross written premiums during the first quarter of 2006 was primarily due to the cancellation of several commercial programs, including a low-value dwelling property business in the second half of 2005, as well as a reduction of business writings from a previously existing joint venture with the Carolina Motor Club which was terminated on October 1, 2005. Partially offsetting this decrease in gross written premiums were increased business writings in the surety line of business. American Southern’s surety bond program generated $2.4 million in gross written premiums during the first quarter of 2006, as compared to $2.2 million in the first quarter of 2005, resulting in a $0.2 million increase.

        Ceded premiums increased slightly during the first quarter of 2006 over the comparable period in 2005. The increase in ceded premiums was primarily due to various changes in reinsurance treaty provisions for certain accounts.

The following presents American Southern’s net earned premiums by line of business for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Commercial automobile	$ 5,844	$ 6,237
Private passenger auto	825	864
General liability	2,887	3,069
Property	810	970
Surety	2,511	1,976
Total	$ 12,877	$ 13,116

         Net earned premiums decreased $0.2 million, or 1.8%, during the first quarter of 2006 from the comparable period in 2005 primarily due to the decline in business writings discussed previously.

The following sets forth American Southern’s loss and expense ratios for the first quarter of 2006 and the comparable period in 2005:

Three Months Ended March 31,
2006	2005

Loss ratio	46.6%	48.2%
Expense ratio	45.8	47.8
Combined ratio	92.4%	96.0%

         The loss ratio for the first quarter of 2006 decreased to 46.6% from 48.2% in the comparable period of 2005. The decrease in the loss ratio for the first quarter of 2006 was primarily attributable to lower loss adjustment expenses on incurred losses. The expense ratio for the first quarter of 2006 decreased to 45.8% from 47.8% in the comparable period of 2005. The decrease in the expense ratio for the current quarter was primarily due to American Southern’s variable commissions, which compensate the company’s agents in relation to the loss ratios of the business they write. During the first quarter of 2006, American Southern reduced the variable commission rates on several of its accounts. As a percentage of gross written premiums, total commissions (fixed plus variable) decreased to 31.4% for the first quarter of 2006 from 33.0% in the comparable period of 2005.

Association Casualty

The following is a summary of Association Casualty’s premiums for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Direct written premiums	$ 6,908	$ 4,377(1)
Assumed written premiums	-	1,599(2)
Gross written premiums	6,908	5,976
Ceded premiums	(2,559)	(1,079)(1)
Net written premiums	$ 4,349	$ 4,897
Net earned premiums	$ 4,281	$ 5,546

        (1) Excludes $6.4 million in written premiums ceded to Georgia Casualty.

        (2) Written premiums assumed from Georgia Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

         Gross written premiums at Association Casualty increased $0.9 million, or 15.6%, during the first quarter of 2006 over the comparable period in 2005. The increase in gross written premiums during the current quarter was primarily attributable to additional premiums retained as a result of a mutual agreement not to enforce the rights and obligations under an existing reinsurance agreement between Association Casualty and Georgia Casualty. During the first quarter of 2005, Association Casualty had ceded $6.4 million in direct written premiums to Georgia Casualty under this agreement. Effective September 1, 2005, Association Casualty no longer ceded any portion of its business to Georgia Casualty and, as a result, gross written premiums increased during the 2006 first quarter. Partially offsetting this increase was a decrease of $1.6 million in assumed premiums due to the termination of the quota share reinsurance agreement with Georgia Casualty.

         Ceded premiums at Association Casualty increased $1.5 million, or 137.2%, during the first quarter of 2006 over the comparable period in 2005. Excluding assumed written premiums from Georgia Casualty under the quota share reinsurance agreement of $1.6 million in the first quarter of 2005 that were not subject to reinsurance, premiums ceded as a percentage of gross written premiums increased to 37.0% in the first quarter of 2006 from 24.7% for the comparable period in 2005. In addition to an overall increase in rates, the increase in ceded premiums was due to the increase in retained business and the risk characteristics related thereto. Prior to September 1, 2005, this business, which was underwritten by Georgia Casualty on behalf of Association Casualty, was then ceded 100% to Georgia Casualty rather than to a third party reinsurer. As a result of the third party cessions, ceded premiums increased during the 2006 first quarter.

The following presents Association Casualty’s net earned premiums by line of business for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Workers' compensation	$ 1,724	$ 2,596
General liability	80	69
Commercial multi-peril	1,505	1,680
Commercial automobile	970	1,192
Other	2	9
Total	$ 4,281	$ 5,546

         Net earned premiums decreased $1.3 million, or 22.8%, during the first quarter of 2006 due primarily to the termination of the quota share reinsurance agreement with Georgia Casualty discussed previously.

The following sets forth Association Casualty’s loss and expense ratios for the first quarter of 2006 and the comparable period in 2005:

Three Months Ended March 31,
2006	2005

Loss ratio	39.9%	54.2%
Expense ratio	64.6	38.9
Combined ratio	104.5%	93.1%

         The loss ratio decreased to 39.9% in the first quarter of 2006 from 54.2% in the first quarter of 2005. During the first quarter of 2005, Association Casualty incurred losses and loss adjustment expenses of $0.7 million from the quota share reinsurance agreement with Georgia Casualty. This quota share reinsurance agreement was terminated in 2005 and, accordingly, no such losses were incurred during the first quarter of 2006. In addition, Association Casualty experienced favorable loss development during the first quarter of 2006 which also contributed to the decrease in the loss ratio. The expense ratio in the first quarter of 2006 increased to 64.6% from 38.9% in the comparable period of 2005. The increase in the expense ratio was primarily due to an increased share of intercompany expenses that resulted from the additional retained business that had previously been ceded to Georgia Casualty. Also contributing to the increase in the expense ratio was the significant decrease in net earned premiums.

Georgia Casualty

The following is a summary of Georgia Casualty’s premiums for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Gross written premiums	$ 6,219	$ 17,866(1)
Ceded premiums	(1,935)	(6,601)
Ceded premiums	-	(1,599)(2)
Net written premiums	$ 4,284	$ 9,666
Net earned premiums	$ 7,804	$ 10,711

(1) Includes $6.4 million in written premiums assumed from Association Casualty.
(2) Written premiums ceded to Association Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

         Gross written premiums at Georgia Casualty decreased $11.6 million, or 65.2%, during the first quarter of 2006 from the comparable period in 2005. The decrease in gross written premiums for the quarter was attributable to several factors. As described above, effective September 1, 2005, Georgia Casualty no longer assumed new business writings from Association Casualty and, as a result, written premiums decreased $5.9 million. Also contributing to the decrease in gross written premiums was the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures, both of which began in 2005. Georgia Casualty has ceased writing accounts with significant heavy automobile exposures and has significantly increased its required buffer zone away from wind prone coastal exposures. These initiatives, coupled with an increased level of price competition in the marketplace, resulted in a significant decrease in gross written premiums during the first quarter of 2006.

         Ceded premiums at Georgia Casualty decreased $6.3 million, or 76.4%, during the first quarter of 2006 from the comparable period in 2005. The decrease in ceded premiums for the first quarter of 2006 was primarily attributable to the significant decline in gross written premiums. Also, ceded premiums decreased $1.6 million during the quarter due to the termination, effective August 31, 2005, of the quota share reinsurance agreement with Association Casualty.

The following presents Georgia Casualty’s net earned premiums by line of business for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Workers' compensation	$ 2,565	$ 3,406
General liability	951	136
Commercial multi-peril	2,662	4,175
Commercial automobile	1,626	2,994
Total	$ 7,804	$ 10,711

         Net earned premiums decreased $2.9 million, or 27.1%, during the first quarter of 2006 from the comparable period in 2005. The decrease in earned premiums was due to the same reasons previously discussed.

The following sets forth Georgia Casualty’s loss and expense ratios for the first quarter of 2006 and the comparable period in 2005:

Three Months Ended March 31,
2006	2005

Loss ratio	79.2%	103.9%
Expense ratio	39.7	34.2
Combined ratio	118.9%	138.1%

         The loss ratio decreased to 79.2% in the first quarter of 2006 from 103.9% in the first quarter of 2005. During the first quarter of 2005, Georgia Casualty incurred numerous large losses from fires, fatalities, and tornados. The magnitude and frequency of these losses had a significant impact on the loss ratio in the first quarter of 2005 which did not reoccur in the comparable period of 2006. The expense ratio increased to 39.7% in the first quarter of 2006 from 34.2% in the first quarter of 2005. The increase in the expense ratio for the quarter was primarily due to the significant decrease in earned premiums.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the first quarter of 2006 and the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Medicare supplement	$ 11,892	$ 13,285
Other health	711	734
Life	2,769	2,902
Total	$ 15,372	$ 16,921

         Premium revenue at Bankers Fidelity decreased $1.5 million, or 9.2%, during the first quarter of 2006 from the comparable period in 2005. Premiums from the Medicare supplement and other health lines of business decreased $1.4 million, or 10.1%, during the quarter due to a decline in new business levels and non-renewal of existing policies that resulted from increased competition. Premiums from the life insurance line of business decreased $0.1 million, or 4.6%, during the first quarter of 2006 due to the continued decline in sales related activities. In an effort to increase life insurance sales and further diversify its business, Bankers Fidelity implemented several new programs during the quarter; however, the impact of these new programs is not expected to be evident in the company’s financial results until the second half of 2006.

The following summarizes Bankers Fidelity’s operating expenses for the first quarter of 2006 and for the comparable period in 2005 (in thousands):

Three Months Ended March 31,
2006	2005

Benefits and losses	$ 11,538	$ 12,461
Commission and other expenses	4,799	4,903
Total expenses	$ 16,337	$ 17,364

         Benefits and losses decreased $0.9 million, or 7.4%, during the first quarter of 2006 from the comparable period in 2005. As a percentage of premiums, benefits and losses were 75.1% for the first quarter of 2006 compared to 73.6% for the first quarter of 2005. The increase in the loss ratio was primarily due to continued inflation in medical costs, continued aging of the existing block of business and a declining revenue base.

         Commissions and other expenses decreased $0.1 million, or 2.1%, during the first quarter of 2006 from the comparable period in 2005. The decrease in commissions and other expenses during the quarter was directly related to the decline in premium revenues. As a percentage of premiums, these expenses were 31.2% for the first quarter of 2006 and 29.0% for the first quarter of 2005. The increase in the expense ratio for the quarter was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues.

INVESTMENT INCOME AND REALIZED GAINS

         Investment income increased $0.4 million, or 10.6%, during the first quarter of 2006 over the comparable period in 2005. The increase in investment income for the quarter was due to a higher level of average invested assets in addition to a higher average yield on investments as well as a shift from short-term investments to higher yielding fixed maturity securities.

         The Company had net realized investment gains of $4.0 million during the first quarter of 2006 compared to net realized investment losses of $0.4 million in the first quarter of 2005. The increase during the quarter was primarily due to sales of a portion of the Company’s investments in the automotive sector (bonds of General Motors Corporation), a portion of the Company’s investment in equity securities of Wachovia Corporation, as well as the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $4.0 million. During the first quarter of 2005, the Company repositioned its fixed income investment portfolio due to increasing interest rates which resulted in the net realized loss in that period. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

         Interest expense of $1.0 million increased $0.3 million, or 31.9%, during the first quarter of 2006 over the comparable period in 2005. The increase in interest expense for the quarter was primarily due to an increase in the London Interbank Offered Rate (“LIBOR”), which occurred throughout 2005 and into 2006. Also, on February 28, 2006, the Company entered into a $3.0 million term loan credit agreement with Wachovia Bank, N.A. (“Wachovia”), which resulted in a higher average debt level and increased interest expense during the first quarter of 2006.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.6 million, or 3.4%, during the first quarter of 2006 from the comparable period in 2005. The decrease in other expenses for the quarter was primarily attributable to a reduction in commission expenses that resulted from the significant decline in premium growth discussed previously. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 43.6% in the first quarter of 2006 from 39.3% in the first quarter of 2005. The increase in the expense ratio for the quarter was primarily due to a consistent level of fixed expenses coupled with a decrease in earned premiums.

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

         The Parent’s insurance subsidiaries reported a combined statutory net loss of $2.9 million for the first three months of 2006 compared to statutory net income of $0.8 million for the first three months of 2005. The decrease in statutory net income was due to the impairment charge taken on the Company’s investments in the automotive sector of $10.7 million which was recorded effective January 1, 2006 for statutory purposes. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $6.4 million for the first three months of 2006 compared to $0.4 million for the first three months of 2005. The reasons for the increase in GAAP net income in the first quarter of 2006 are discussed above in “Results of Operations.” Statutory results for the property and casualty operations differ from the results of operations under GAAP due to the deferral of acquisition costs. The life and health operations’ statutory results differ from GAAP primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

         The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At March 31, 2006, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $12.4 million.

        At March 31, 2006, the Company’s $54.5 million of borrowings consisted of an original $10.3 million term loan (the “Term Loan”) as well as a second $3.0 million term loan (the “Second Term Loan”) that the Company entered into on February 28, 2006, and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $0.5 million in principal on June 30 and $1.3 million in principal on December 31 in each of 2006 and 2007, with one final payment of $6.8 million at maturity on June 30, 2008. The Second Term Loan requires the Company to repay $3.0 million in principal at maturity on April 1, 2007. Both of these term loans are with Wachovia and have the same interest rate, covenants, and collateral. The interest rate on the term loans is equivalent to three-month LIBOR plus an applicable margin, and was 6.96% at March 31, 2006. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The term loans require the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels.

         The Company has two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2006, the effective interest rate was 8.84%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the first quarter of 2006 increased over the first quarter of 2005. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $14.2 million at March 31, 2006.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2006, Georgia Casualty had $23.2 million of statutory surplus, American Southern had $33.3 million of statutory surplus, Association Casualty had $20.0 million of statutory surplus, and Bankers Fidelity had $33.8 million of statutory surplus.

        Net cash used in operating activities was $5.8 million in the first three months of 2006 compared to $8.4 million in the first three months of 2005; and cash and short-term investments decreased from $41.8 million at December 31, 2005 to $16.2 million at March 31, 2006. The decrease in cash and short-term investments during the first quarter of 2006 was primarily due to a shift from short-term investments to higher yielding fixed maturity securities.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 13,250	$ 1,750	$ 11,500	$ -	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	98,153	3,327	7,936	7,075	79,815
Operating leases	5,295	1,011	2,177	1,691	416
Purchase commitments(2)	6,996	6,694	302	-	-
Losses and claims(3)	164,427	60,838	47,684	23,020	32,885
Future policy benefits(4)	51,252	8,200	15,888	14,863	12,301
Unearned premiums(5)	36,736	16,164	11,021	5,143	4,408
Other policy liabilities	5,388	5,388	-	-	-
Total	$ 422,735	$ 103,372	$ 96,508	$ 51,792	$ 171,063

(1)	Interest payable is based on interest rates as of March 31, 2006 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of March 31, 2006. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company performs cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all origination costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2005, as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2006	3,600	$ 2.73	3,600	582,023
February 1 - February 28, 2006	2,000	2.85	2,000	580,023
March 1 - March 31, 2006	100	2.59	100	579,923
Total	5,700	$ 2.77	5,700

Item 6.  Exhibits

31.1 – Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 15, 2006	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.