Form 10-Q
period 2006-06-30
ATLANTIC AMERICAN CORP
filed 2006-08-11
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 9, 2006 was 21,462,077.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS
	Unaudited June 30, 2006	December 31, 2005
Cash and cash equivalents, including short-term investments of $0 and $27,726	$ 4,003	$ 41,776
Investments:
Fixed maturities (cost: $264,790 and $232,564)	260,390	231,907
Common and non-redeemable preferred stocks (cost: $14,269 and $15,398)	31,997	36,108
Other invested assets (cost: $3,586 and $3,659)	3,558	3,660
Mortgage loans	1,808	1,941
Policy and student loans	1,997	2,076
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	301,026	276,968
Receivables:
Reinsurance	50,584	57,406
Other (net of allowance for doubtful accounts: $1,537 and $1,501)	31,113	37,643
Deferred income taxes, net	7,836	7,099
Deferred acquisition costs	25,723	27,835
Other assets	7,791	8,682
Goodwill	3,008	3,008
Total assets	$ 431,084	$ 460,417

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 51,494	$ 51,356
Unearned premiums	50,820	60,879
Losses and claims	160,507	168,617
Other policy liabilities	5,370	5,499
Total policy liabilities	268,191	286,351
Accounts payable and accrued expenses	29,861	35,125
Payable for securities	-	7,000
Bank debt payable	12,750	10,250
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	352,040	379,964

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized: Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Common stock, $1 par; shares authorized: 50,000,000; shares issued: 21,455,686 and 21,412,138; shares outstanding: 21,455,686 and 21,383,255	21,456	21,412
Additional paid-in capital	48,820	48,925
Retained earnings (accumulated deficit)	-	(2,780)
Accumulated other comprehensive income	8,634	12,846
Treasury stock, at cost; 0 and 28,883 shares	-	(84)
Total shareholders' equity	79,044	80,453
Total liabilities and shareholders' equity	$ 431,084	$ 460,417

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Insurance premiums	$ 38,660	$ 45,312	$ 78,994	$ 91,606
Investment income	4,795	4,272	9,258	8,308
Realized investment gains, net	2	474	3,970	34
Other income	121	130	441	513
Total revenue	43,578	50,188	92,663	100,461
Benefits and expenses:
Insurance benefits and losses incurred	22,017	29,584	47,435	62,508
Commissions and underwriting expenses	16,846	14,636	30,512	29,133
Interest expense	1,146	881	2,191	1,673
Other	3,821	3,669	7,725	7,361
Total benefits and expenses	43,830	48,770	87,863	100,675
Income (loss) before income tax expense (benefit)	(252)	1,418	4,800	(214)
Income tax expense (benefit)	7	176	1,565	(624)
Net income (loss)	(259)	1,242	3,235	410
Preferred stock dividends	(302)	(301)	(603)	(603)
Net income (loss) applicable to common stock	$ (561)	$ 941	$ 2,632	$ (193)
Net income (loss) per common share (basic and diluted)	$ (.03)	$ .04	$ .12	$ (.01)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; In thousands)
Six Months Ended June 30, 2006	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2005	$ 134	$ 21,412	$ 48,925	$ (2,780)	$ 12,846	$ (84)	$ 80,453
Comprehensive income (loss):
Net income				3,235			3,235
Decrease in unrealized investment gains					(6,754)		(6,754)
Fair value adjustment to derivative financial instrument					275		275
Deferred income tax attributable to other comprehensive income (loss)					2,267		2,267
Total comprehensive loss							(977)
Dividends accrued on preferred stock			(155)	(448)			(603)
Deferred share compensation expense			2				2
Restricted stock grants		22	(22)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(16)	(16)
Issuance of shares for employee benefit plans and stock options		22	37	(7)		100	152
Balance, June 30, 2006	$ 134	$ 21,456	$ 48,820	$ -	$ 8,634	$ -	$ 79,044
Six Months Ended June 30, 2005
Balance, December 31, 2004	$ 134	$ 21,412	$ 50,347	$ 462	$ 17,207	$ (602)	$ 88,960
Comprehensive income (loss):
Net income				410			410
Decrease in unrealized investment gains					(9,045)		(9,045)
Deferred income tax attributable to other comprehensive income (loss)					3,166		3,166
Total comprehensive loss							(5,469)
Dividends accrued on preferred stock				(603)			(603)
Deferred share compensation expense			(203)	(40)		240	(3)
Restricted stock grants			(66)			66	-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(79)	(79)
Issuance of shares for employee benefit plans and stock options			1	(27)		207	181
Balance, June 30, 2005	$ 134	$ 21,412	$ 50,112	$ 202	$ 11,328	$ (168)	$ 83,020

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; In thousands)
	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,235	$ 410
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	11,985	13,054
Acquisition costs deferred	(9,873)	(11,862)
Realized investment gains	(3,970)	(34)
(Decrease) increase in insurance reserves	(18,160)	17
Compensation expense related to share awards	35	30
Depreciation and amortization	510	516
Deferred income tax expense (benefit)	1,530	(806)
Decrease in receivables, net	13,627	2,116
Decrease in other liabilities	(5,867)	(6,296)
Other, net	440	(2,106)
Net cash used in operating activities	(6,508)	(4,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	23,904	55,009
Investments purchased	(57,564)	(52,709)
Additions to property and equipment	(103)	(154)
Net cash (used in) provided by investing activities	(33,763)	2,146

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	3,000	-
Repayment of debt	(500)	(500)
Proceeds from the exercise of stock options	14	34
Purchase of treasury shares	(16)	(79)
Net cash provided by (used in) financing activities	2,498	(545)
Net decrease in cash and cash equivalents	(37,773)	(3,360)
Cash and cash equivalents at beginning of period	41,776	40,958
Cash and cash equivalents at end of period	$ 4,003	$ 37,598
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,120	$ 1,600
Cash (received) paid for income taxes	$ (367)	$ 317

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Unaudited; In thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2.  Impact of Recently Issued Accounting Standards

        In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109". FIN No. 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of income tax positions taken, or expected to be taken, in an income tax return. FIN No. 48 represents a significant change in accounting for income taxes, and for disclosures related to income taxes, and becomes effective for the Company in 2007. The Company is currently evaluating FIN 48 and has not yet determined the impact, if any, the adoption of this Interpretation will have on our consolidated financial position or results of operations.

        In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), “Share-Based Payment”, providing guidance on stock option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and the disclosures in the management’s discussion and analysis of financial condition and results of operations section of reports or registration statements subsequent to such adoption. The Company adopted SAB No. 107 on January 1, 2006. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The transition method included a prospective or retrospective adoption option. The Company adopted SFAS No. 123R during the first quarter of 2006 using the prospective method. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations (See Note 8).

Note 3.   Segment Information

        The Company has four principal insurance subsidiaries, each focusing on a specific geographic region and/or specific products. Each operating company is managed independently and is evaluated on its individual performance. The following summary sets forth each principal operating company’s revenue and pre-tax income (loss) for the three and six month periods ended June 30, 2006 and 2005.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
American Southern	$ 14,330	$ 13,916	$ 28,880	$ 28,034
Association Casualty	6,234	6,589	11,359	12,704
Georgia Casualty	6,553	11,284	17,578	22,745
Bankers Fidelity	16,314	18,235	34,148	36,482
Corporate and Other	6,291	3,364	10,839	6,641
Adjustments and Eliminations	(6,144)	(3,200)	(10,141)	(6,145)
Total Revenue	$ 43,578	$ 50,188	$ 92,663	$ 100,461

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
American Southern	$ 2,659	$ 2,455	$ 5,316	$ 3,982
Association Casualty	763	31	1,413	979
Georgia Casualty	(2,720)	(127)	(970)	(3,459)
Bankers Fidelity	920	876	2,417	1,759
Corporate and Other	(1,874)	(1,817)	(3,376)	(3,475)
Consolidated Results	$ (252)	$ 1,418	$ 4,800	$ (214)

Note 4.   Credit Arrangements

        Bank Debt

        At June 30, 2006, the Company’s $12,750 of bank debt with Wachovia Bank, N.A. (“Wachovia”) consisted of a $9,750 term loan (the “Term Loan”) as well as a second $3,000 term loan (the “Second Term Loan”) that the Company entered into on February 28, 2006. The Term Loan requires the Company to repay $500 in principal on June 30 and $1,250 in principal on December 31 in each of 2006 and 2007, with one final payment of $6,750 at maturity on June 30, 2008. The Second Term Loan requires the Company to repay $3,000 in principal at maturity on April 1, 2007. Both term loans have the same interest rate, covenants, and collateral. The interest rate is the London Interbank Offered Rate (“LIBOR”) plus a margin ranging between 1.75% and 2.50%. As of June 30, 2006 the contractual interest rate on the bank debt was LIBOR plus 2.00%, or 7.50%. The applicable margin is determined based on the ratio of funded debt to consolidated total capitalization, each as defined. The term loans require the Company to comply with certain covenants including, among others, ratios that relate funded debt to capitalization and interest coverage, as well as the maintenance of minimum levels of tangible net worth. The Company also must comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. On June 30, 2006, in accordance with the Term Loan agreement, the Company repaid $500 in principal to Wachovia, reducing the outstanding amount of the Term Loan to $9,750.

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

At June 30, 2006, the financial structure of each of Atlantic American Statutory Trust I and II were as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2006	18,042	23,196
Balance December 31, 2005	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

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

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2006	2005	2006	2005
Gain on sale of investments included in net income (loss)	$ 2	$ 474	$ 3,970	$ 34
Other components of comprehensive income (loss):
Net pre-tax unrealized gain (loss) arising during period	$ (3,355)	$ 821	$ (2,784)	$ (9,011)
Reclassification adjustment	(2)	(474)	(3,970)	(34)
Net pre-tax unrealized gain (loss) recognized in other comprehensive income (loss)	(3,357)	347	(6,754)	(9,045)
Fair value adjustment to derivative financial instrument	143	-	275	-
Deferred income tax attributable to other comprehensive income (loss)	1,124	(121)	2,267	3,166
Change in accumulated other comprehensive income	(2,090)	226	(4,212)	(5,879)
Accumulated other comprehensive income beginning of period	10,724	11,102	12,846	17,207
Accumulated other comprehensive income end of period	$ 8,634	$ 11,328	$ 8,634	$ 11,328

Note 7.  Earnings Per Common Share

     A reconciliation of the numerator and denominator of the earnings per common share calculations are as follows:

	Three Months Ended June 30, 2006
	Income	Shares	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$ (259)	21,410
Less preferred stock dividends	(302)
Net loss applicable to common shareholders	$ (561)	21,410	$ (.03)

	Three Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,242	21,300
Less preferred stock dividends	(301)
Net income applicable to common shareholders	$ 941	21,300	$ .04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		350
Net income applicable to common shareholders	$ 941	21,650	$ .04

	Six Months Ended June 30, 2006
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,235	21,388
Less preferred stock dividends	(603)
Net income applicable to common shareholders	$ 2,632	21,388	$ .12
Diluted Earnings Per Common Share:
Effect of dilutive stock options		168
Net income applicable to common shareholders	$ 2,632	21,556	$ .12

	Six Months Ended June 30, 2005
	Income	Shares	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net income	$ 410	21,256
Less preferred stock dividends	(603)
Net loss applicable to common shareholders	$ (193)	21,256	$ (.01)

        All outstanding stock options for the three months ended June 30, 2006 and the six months ended June 30, 2005 were excluded from the earnings per common share calculation since their impact was antidilutive. The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact was antidilutive.

Note 8.  Stock Options

         On January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, compensation cost to be recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006. The adoption of SFAS 123R did not have a material impact on the Company’s consolidated statements of income or net income per share as there were no outstanding unvested options at January 1, 2006.

        Prior to January 1, 2006, stock options were reported under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” instead of the fair value approach recommended in SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation cost attributable to stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following pro forma net income and net income (loss) per common share were determined as if SFAS 123R had been in effect for the three month and six month periods ended June 30, 2005. The fair value of these options was estimated using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation during the three month and six month periods ended June 30, 2005, the Company’s net income and net income (loss) per share would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income, as reported	$ 1,242	$ 410
Stock-based employee compensation expense determined under fair value basis, net of tax	(19)	(38)
Pro forma net income	$ 1,223	$ 372
Net income (loss) per common share:
Basic - as reported	$ .04	$ (.01)
Basic - pro forma	$ .04	$ (.01)
Diluted - as reported	$ .04	$ (.01)
Diluted - pro forma	$ .04	$ (.01)

      Due to a variety of factors, including the timing and number of awards, the above pro forma results may not be indicative of the future effect of stock option expensing on the Company’s results of operations.

Note 9.  Employee Retirement Plans

      The following table provides the components for the net periodic benefit cost for all defined benefit pension plans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$ 50	$ 45	$ 100	$ 89
Interest cost	77	75	155	150
Expected return on plan assets	(48)	(47)	(96)	(93)
Net amortization	34	35	69	71
Net periodic benefit cost	$ 113	$ 108	$ 228	$ 217

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Six Months Ended June 30,
	2006	2005
Discount rate	5.50%	5.75%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $184 for all defined benefit pension plans in 2006. During the three month and six month periods ended June 30, 2006, the Company made payments of $32 and $63, respectively, to the pension plans.

Note 10.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such claims are not expected to have a material effect on the business or financial condition of the Company.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and six month periods ended June 30, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

        Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products offered and is evaluated on its individual performance. Management is in the process of conforming information systems, policies and procedures, products, marketing and other functions between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation and increase efficiencies.

Critical Accounting Policies

        The accounting and reporting policies of Atlantic American and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ from management’s initial estimates determined using these policies. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

         Unpaid loss and loss adjustment expenses comprised 46% of the Company’s liabilities at June 30, 2006. This obligation includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2006, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2006 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2006. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2006 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 15% of the Company’s total liabilities at June 30, 2006. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 6% of the Company’s total assets at June 30, 2006. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 19% of the Company’s total assets at June 30, 2006. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 71% of the Company’s total assets at June 30, 2006. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently have a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised approximately 2% of the Company’s total assets at June 30, 2006. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had a net loss of $0.3 million, or $0.03 per diluted share, during the three month period ended June 30, 2006, compared to net income of $1.2 million, or $0.04 per diluted share, for the three month period ended June 30, 2005. The Company had net income of $3.2 million, or $0.12 per diluted share, for the six month period ended June 30, 2006, compared to net income of $0.4 million, or a $0.01 loss per diluted share after considering preferred dividends, for the six month period ended June 30, 2005. Premium revenue for the three month period ended June 30, 2006, decreased $6.7 million, or 14.7%, to $38.7 million. For the six month period ended June 30, 2006, premium revenue decreased $12.6 million, or 13.8%, to $79.0 million. The decrease in premiums for the three month and six month periods ended June 30, 2006 was primarily attributable to increased competition on certain casualty lines, the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures in the Company’s property and casualty operations, the latter two of which began in late 2005. The Company’s life and health operations have also experienced a premium decline resulting from lower new sales activity and an increased level of product competition, specifically in the Medicare supplement market. The decrease in net income for the three month period ended June 30, 2006, as compared to the three month period ended June 30, 2005 was due to a significant windstorm assessment related to hurricane Katrina. In April 2006, the Company received a subsequent assessment from the Mississippi Windstorm Underwriting Association of approximately $2.2 million in addition to the $1.3 million assessment previously received and paid. The April 2006 assessment exhausted the Company’s remaining $0.4 million of reinsurance related to hurricane Katrina, and the Company expensed the $1.8 million excess amount. The increase in net income for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005 was due to an increase in realized investment gains. During the six month period ended June 30, 2006, the Company had net realized investment gains of $4.0 million compared to net realized investment gains of $34,000 in the same period of 2005. In addition, during the six month period ended June 30, 2005, the Company had a significant increase in both the frequency and severity of claims in the property and casualty operations, which did not reoccur in the same period of 2006.

        The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

        A more detailed analysis of the individual operating entities and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

        The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross written premiums	$ 13,338	$ 15,115	$ 25,216	$ 28,289
Ceded premiums	(2,343)	(2,153)	(4,689)	(4,490)
Net written premiums	$ 10,995	$ 12,962	$ 20,527	$ 23,799
Net earned premiums	$ 12,914	$ 12,692	$ 25,791	$ 25,808

        Gross written premiums at American Southern decreased $1.8 million, or 11.8%, during the three month period ended June 30, 2006, and $3.1 million, or 10.9%, during the six month period ended June 30, 2006, from the comparable periods in 2005. The decrease in gross written premiums during the three month and six month periods ended June 30, 2006 was primarily due to the cancellation of several commercial programs, including the low-value dwelling property business in the second half of 2005, as well as a reduction of business writings from a previously existing joint venture with the Carolina Motor Club which was terminated on October 1, 2005. Also contributing to the decrease in gross written premiums was the termination of the relationship with one of the company’s agents who had previously produced approximately $1.5 million in annualized general liability business. Partially offsetting this decrease in gross written premiums were increased business writings in the surety line of business.

        Ceded premiums increased $0.2 million, or 8.8%, during the three month period ended June 30, 2006, and $0.2 million, or 4.4%, during the six month period ended June 30, 2006, over the comparable periods in 2005. The increase in ceded premiums was due to changes in certain provisions in the company’s reinsurance treaty agreements relating to certain accounts.

        The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commercial automobile	$ 6,036	$ 6,020	$ 11,880	$ 12,257
Private passenger auto	651	904	1,476	1,768
General liability	2,809	2,881	5,696	5,950
Property	806	876	1,616	1,846
Surety	2,612	2,011	5,123	3,987
Total	$ 12,914	$ 12,692	$ 25,791	$ 25,808

        Net earned premiums increased $0.2 million, or 1.7%, during the three month period ended June 30, 2006, over the comparable period in 2005 and decreased slightly during the six month period ended June 30, 2006. The increase for the 2006 second quarter was primarily due to a higher level of premium volume written during 2005 which is reflected as earned for the three month and six month periods ended June 30, 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to premiums written during both 2005 and 2006.

        The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2006 and for the comparable periods in 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loss ratio	40.9%	46.9%	43.7%	47.6%
Expense ratio	49.4%	43.4%	47.6%	45.6%
Combined ratio	90.3%	90.3%	91.3%	93.2%

         The loss ratio for the three month period ended June 30, 2006 decreased to 40.9% from 46.9% in the three month period ended June 30, 2005 and to 43.7% in the six month period ended June 30, 2006 from 47.6% in the comparable period of 2005. The decrease in the loss ratio in the three month and six month periods ended June 30, 2006 was primarily attributable to the cancellation of several commercial programs, including the low-value dwelling property business discussed previously above and favorable loss experience in the general liability line of business. The expense ratio for the three month period ended June 30, 2006 increased to 49.4% compared to 43.4% in the three month period ended June 30, 2005 and to 47.6% for the six month period ended June 30, 2006 compared to 45.6% in the comparable period of 2005. The increase in the expense ratio in the 2006 periods was a function of American Southern’s contractual arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. As a percentage of gross written premiums, total commissions (fixed plus variable) increased to 32.2% for the six month period ended June 30, 2006 from 29.4% in the comparable period of 2005.

Association Casualty

        The following is a summary of Association Casualty’s premiums for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Direct written premiums	$ 9,138	$ 5,758(1)	$ 16,046	$ 10,135(2)
Assumed written premiums	-	1,050(3)	-	2,649(3)
Gross written premiums	9,138	6,808	16,046	12,784
Ceded premiums	(2,159)	(1,133)(1)	(4,718)	(2,212)(2)
Net written premiums	$ 6,979	$ 5,675	$ 11,328	$ 10,572
Net earned premiums	$ 5,544	$ 5,947	$ 9,825	$ 11,493

        (1)  Excludes $5.8 million in written premiums ceded to Georgia Casualty.
        (2)  Excludes $12.2 million in written premiums ceded to Georgia Casualty.
        (3)  Written premiums assumed from Georgia Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

        Gross written premiums at Association Casualty increased $2.3 million, or 34.2%, during the three month period ended June 30, 2006, and $3.3 million, or 25.5%, during the six month period ended June 30, 2006, over the same comparable periods in 2005. The increase in gross written premiums during the three month and six month periods ended June 30, 2006 was attributable to additional premiums retained as a result of a mutual agreement not to enforce the rights and obligations under an existing reinsurance agreement between Association Casualty and Georgia Casualty. During the three month and six month periods ended June 30, 2005, Association Casualty had ceded $5.8 million and $12.2 million, respectively, in direct written premiums to Georgia Casualty under this agreement. Effective September 1, 2005, Association Casualty no longer ceded any portion of this business to Georgia Casualty and, as a result, gross written premiums increased during the three month and six month periods ended June 30, 2006. Partially offsetting this increase was a decrease of $1.1 million in the three month period ended June 30, 2006, and $2.6 million in the six month period ended June 30, 2006, in assumed premiums due to the termination of the quota share reinsurance agreement with Georgia Casualty.

        Ceded premiums at Association Casualty increased $1.0 million, or 90.6%, during the three month period ended June 30, 2006, and $2.5 million, or 113.3%, during the six month period ended June 30, 2006, over the comparable periods in 2005. Excluding written premiums of $1.1 million assumed from Georgia Casualty under the quota share reinsurance agreement in the three month period ended June 30, 2005 that were not subject to reinsurance, premiums ceded as a percentage of written premiums increased to 23.6% in the three month period ended June 30, 2006 from 19.7% for the comparable period in 2005. Excluding written premiums assumed from Georgia Casualty for the six month period ended June 30, 2005 of $2.6 million, premiums ceded as a percentage of written premiums increased to 29.4% in the six month period ended June 30, 2006 from 21.8% in the comparable period in 2005. In addition to an overall increase in reinsurance rates, the increase in ceded premiums during the three month and six month periods ended June 30, 2006 was due to the increase in retained business and the risk characteristics related thereto. Prior to September 1, 2005, this business, which was underwritten by Georgia Casualty on behalf of Association Casualty, was then ceded 100% to Georgia Casualty rather than to a third party reinsurer. As a result of the third party cessions, ceded premiums increased during the three month and six month periods ended June 30, 2006.

        The following presents Association Casualty’s net earned premiums by line of business for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Workers' compensation	$ 1,993	$ 2,874	$ 3,717	$ 5,470
General liability	203	83	283	152
Commercial multi-peril	2,151	1,696	3,656	3,376
Commercial automobile	1,193	1,286	2,163	2,478
Other	4	8	6	17
Total	$ 5,544	$ 5,947	$ 9,825	$ 11,493

        Net earned premiums decreased $0.4 million, or 6.8%, during the three month period ended June 30, 2006, and $1.7 million, or 14.5%, during the six month period ended June 30, 2006, from the comparable periods in 2005 due primarily to the termination of the quota share reinsurance agreement with Georgia Casualty discussed previously.

        The following sets forth Association Casualty’s loss and expense ratios for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loss ratio	46.4%	69.1%	43.5%	61.9%
Expense ratio	52.4%	41.2%	57.7%	40.1%
Combined ratio	98.8%	110.3%	101.2%	102.0%

         The loss ratio for the three month period ended June 30, 2006 decreased to 46.4% from 69.1% in the three month period ended June 30, 2005 and to 43.5% in the six month period ended June 30, 2006 from 61.9% in the comparable period of 2005. The decrease in the loss ratio during the three month and six month periods ended June 30, 2006 was due to several factors. During the six month period ended June 30, 2005, Association Casualty incurred losses and loss adjustment expenses of $0.7 million from the quota share reinsurance agreement with Georgia Casualty. This quota share reinsurance agreement was terminated in 2005 and, accordingly, no such losses were incurred during the three month and six month periods ended June 30, 2006. Also, during the six month period ended June 30, 2005, Association Casualty’s loss ratio was impacted by an increasing number of construction defect claims on liability policies, which did not reoccur during the comparable period in 2006. In addition, Association Casualty experienced favorable loss development during the three month and six month periods ended June 30, 2006, which also contributed to the decrease in the loss ratio. The expense ratio for the three month period ended June 30, 2006 increased to 52.4% compared to 41.2% in the comparable period in 2005 and to 57.7% for the six month period ended June 30, 2006 compared to 40.1% for the comparable period in 2005. The increase in the expense ratio for the three month and six month periods ended June 30, 2006 was primarily due to an increased share of intercompany expenses that resulted from the additional retained business that had previously been ceded to Georgia Casualty. Also contributing to the increase in the expense ratio was the significant decrease in net earned premiums.

Georgia Casualty

        The following is a summary of Georgia Casualty’s premiums for three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross written premiums	$ 5,266	$ 13,533(1)	$ 11,485	$ 31,399(2)
Ceded premiums	(2,344)	(5,070)	(4,279)	(11,671)
Ceded premiums	-	(1,050)(3)	-	(2,649)(3)
Net written premiums	$ 2,922	$ 7,413	$ 7,206	$ 17,079
Net earned premiums	$ 5,521	$ 9,963	$ 13,325	$ 20,674

        (1)  Includes $5.8 million in written premiums assumed from Association Casualty.
        (2)  Includes $12.2 million in written premiums assumed from Association Casualty.
        (3)  Written premiums ceded to Association Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

        Gross written premiums at Georgia Casualty decreased $8.3 million, or 61.1%, during the three month period ended June 30, 2006, and $19.9 million, or 63.4%, during the six month period ended June 30, 2006, from the comparable periods in 2005. The decrease in gross written premiums for the three month and six month periods ended June 30, 2006 was attributable to several factors. As described above, effective September 1, 2005, Georgia Casualty no longer assumed new business writings from Association Casualty and, as a result, written premiums decreased $5.6 million and $11.5 million, respectively, in the three month and six month periods ended June 30, 2006. Also contributing to the decrease in gross written premiums was the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures, both of which began in 2005. Georgia Casualty has ceased writing accounts with significant heavy automobile exposures and has significantly increased its required buffer zone away from wind prone coastal exposures. These initiatives, coupled with an increased level of price competition in the marketplace, resulted in a significant decrease in gross written premiums during the three month and six month periods ended June 30, 2006.

        Ceded premiums at Georgia Casualty decreased $3.8 million, or 61.7%, during the three month period ended June 30, 2006, and $10.0 million, or 70.1%, during the six month period ended June 30, 2006, from the comparable periods in 2005. The decrease in ceded premiums for the three month and six month periods ended June 30, 2006 was primarily attributable to the significant decline in gross written premiums. Also, ceded premiums decreased $1.1 million in the three month period ended June 30, 2006 and $2.6 million in the six month period ended June 30, 2006 due to the termination, effective August 31, 2005, of the quota share reinsurance agreement with Association Casualty.

       The following presents Georgia Casualty’s net earned premiums by line of business for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Workers' compensation	$ 2,294	$ 3,305	$ 4,859	$ 6,711
General liability	355	9	1,306	145
Commercial multi-peril	1,751	3,784	4,413	7,959
Commercial automobile	1,121	2,865	2,747	5,859
Total	$ 5,521	$ 9,963	$ 13,325	$ 20,674

        Net earned premiums decreased $4.4 million, or 44.6%, during the three month period ended June 30, 2006, and $7.3 million, or 35.5%, during the six month period ended June 30, 2006, from the comparable periods in 2005. The decrease in earned premiums for the three month and six month periods ended June 30, 2006 was due to the same reasons previously discussed.

       The following sets forth Georgia Casualty’s loss and expense ratios for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Loss ratio	62.8%	71.5%	72.4%	88.3%
Expense ratio	105.1%	43.1%	66.8%	38.5%
Combined ratio	167.9%	114.6%	139.2%	126.8%

        The loss ratio decreased to 62.8% in the three month period ended June 30, 2006 from 71.5% in the three month period ended June 30, 2005 and to 72.4% in the six month period ended June 30, 2006 from 88.3% in the six month period ended June 30, 2005. During the three month period ended March 31, 2005, Georgia Casualty incurred numerous large losses from fires, fatalities, and tornados. The magnitude and frequency of these losses had a significant impact on the loss ratio in the six month period ended June 30, 2005, which did not reoccur in the comparable period of 2006. In addition, Georgia Casualty benefited from the extensive re-underwriting of its book of business that began in the three month period ended June 30, 2005. The expense ratio increased to 105.1% in the three month period ended June 30, 2006 from 43.1% in the three month period ended June 30, 2005 and to 66.8% in the six month period ended June 30, 2006 from 38.5% in the six month period ended June 30, 2005. The increase in the expense ratio for the three month and six month periods ended June 30, 2006 was primarily attributable to a $1.8 million charge related to the subsequent assessment from the Mississippi Windstorm Underwriting Association and a $1.0 million increase in the second injury trust fund assessment accrual, both of which were expensed in the 2006 second quarter. Also contributing to the increase in the expense ratio was the significant decrease in net earned premiums.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Medicare supplement	$ 11,139	$ 12,971	$ 23,031	$ 26,256
Other health	727	718	1,438	1,452
Life	2,815	3,020	5,584	5,922
Total	$ 14,681	$ 16,709	$ 30,053	$ 33,630

        Premium revenue at Bankers Fidelity decreased $2.0 million, or 12.1%, during the three month period ended June 30, 2006, and $3.6 million, or 10.6%, during the six month period ended June 30, 2006, from the comparable periods in 2005. Premiums from the Medicare supplement and other health lines of business decreased $1.8 million, or 13.3%, during the three month period ended June 30, 2006 and $3.2 million, or 11.7%, during the six month period ended June 30, 2006, due to a decline in new business levels and non-renewal of existing policies that resulted from increased competition. Premiums from the life insurance line of business decreased $0.2 million, or 6.8%, during the three month period ended June 30, 2006, and $0.3 million, or 5.7%, during the six month period ended June 30, 2006, from the comparable periods of 2005 due to the continued decline in sales related activities. In an effort to increase life insurance sales and further diversify its business, Bankers Fidelity implemented several new programs during the six month period ended June 30, 2006; however, the impact of these new programs is not expected to be evident in the company’s financial results until the second half of 2006.

       The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2006 and the comparable periods in 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Benefits and losses	$ 10,693	$ 12,403	$ 22,231	$ 24,864
Commission and other expenses	4,702	4,956	9,501	9,859
Total expenses	$ 15,395	$ 17,359	$ 31,732	$ 34,723

        Benefits and losses decreased $1.7 million, or 13.8%, during the three month period ended June 30, 2006, and $2.6 million, or 10.6%, during the six month period ended June 30, 2006, from the comparable periods in 2005. As a percentage of earned premiums, benefits and losses were 72.8% for the three month period ended June 30, 2006 and 74.0% for the six month period ended June 30, 2006 compared to 74.2% for the three month period ended June 30, 2005 and 73.9% for the six month period ended June 30, 2005. The decrease in the three month period ended June 30, 2006 loss ratio was primarily due to a $0.3 million incurred but not reported (“IBNR”) reserve adjustment on the Medicare supplement line of business. The decrease in reserves was deemed necessary to give recognition to the decrease in in-force premiums for that line.

        Commissions and other expenses decreased $0.3 million, or 5.1%, during the three month period ended June 30, 2006, and $0.4 million, or 3.6%, during the six month period ended June 30, 2006, from the comparable periods in 2005. The decrease in commissions and other expenses during the three month and six month periods ended June 30, 2006, was directly related to the decline in premium revenues. As a percentage of earned premiums, these expenses were 32.0% for the three month period ended June 30, 2006 and 31.6% for the six month period ended June 30, 2006 compared to 29.7% for the three month period ended June 30, 2005 and 29.3% for the six month period ended June 30, 2005. The increase in the expense ratio for the three month and six month periods ended June 30, 2006 was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased $0.5 million, or 12.2%, during the three month period ended June 30, 2006, and $1.0 million, or 11.4%, for the six month period ended June 30, 2006, over the comparable periods in 2005. The increase in investment income for the three month and six month periods ended June 30, 2006 was primarily due to a higher level of average invested assets as well as a shift from short-term investments to higher yielding fixed maturity securities.

        The Company had net realized investment gains of $4.0 million during the six month period ended June 30, 2006, compared to net realized investment gains of $34,000 in the six month period ended June 30, 2005. The increase was primarily due to the sale of a portion of the Company’s investments in the automotive sector (bonds of General Motors Corporation), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $4.0 million. During the first quarter of 2005, the Company repositioned its fixed income investment portfolio due to increasing interest rates and realized a loss of $0.5 million. The realized gain of $0.5 million that occurred during the three month period ended June 30, 2005, resulted from the sale of a portion of the Company’s investment in equity securities of Wachovia Corporation. The cumulative effect for the six month period ended June 30, 2005 was a nominal net realized gain. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense increased $0.3 million, or 30.1%, during the three month period ended June 30, 2006, and $0.5 million, or 31.0%, during the six month period ended June 30, 2006, over the comparable periods in 2005. The increase in interest expense for the three month and six month periods ended June 30, 2006 was primarily due to an increase in the London Interbank Offered Rate (“LIBOR”), which occurred throughout 2005 and into 2006. Also, on February 28, 2006, the Company entered into a $3.0 million term loan credit agreement with Wachovia Bank, N.A. (“Wachovia”), which resulted in a higher average debt level and increased interest expense during the three month and six month periods ended June 30, 2006.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $2.4 million, or 12.9%, during the three month period ended June 30, 2006, and $1.7 million, or 4.8%, during the six month period ended June 30, 2006, over the comparable periods in 2005. The increase in other expenses for the three month and six month periods ended June 30, 2006 was primarily due to a subsequent $1.8 million charge related to a Mississippi windstorm assessment which was not covered by reinsurance and a $1.0 million second injury trust fund accrual adjustment, both of which occurred in the Company’s property and casualty operations. Also, agents’ variable commissions at American Southern increased $0.7 million during the three month period ended June 30, 2006, and $0.4 million for the six month period ended June 30, 2006 as compared to the same periods in 2005 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. In addition, the deferral of acquisition costs at American Southern in the three month and six month periods ended June 30, 2006 decreased $0.3 million and $0.8 million, respectively, from the comparable periods in 2005 and, as a result, increased other expenses during the three month and six month periods ended June 30, 2006. The decrease in deferred acquisition costs at American Southern was primarily due to a lower level of premium growth during the six month period ended June 30, 2006, than that which occurred during 2005. Partially offsetting the increase in other expenses was a reduction in commission expenses that resulted from the significant decline in premium growth which was due to the non-renewal of targeted classes of property business, the reassessment of coastal property, lower sales activity, and an increased level of price competition. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 53.5% in the three month period ended June 30, 2006, from 40.4% in the three month period ended June 30, 2005. For the six month period ended June 30, 2006, this ratio increased to 48.4% from 39.8% in the comparable period in 2005. The increase in the expense ratio for the three month and six month periods ended June 30, 2006 was due to the expense increases discussed previously coupled with a decrease in earned premiums.

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

        The Parent’s insurance subsidiaries reported a combined statutory net loss of $1.1 million for the six month period ended June 30, 2006, compared to statutory net income of $3.8 million for the six month period ended June 30, 2005. The decrease in statutory net income was due to the impairment charge taken on the Company’s investments in the automotive sector of $10.7 million which was recorded effective January 1, 2006 for statutory purposes. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $7.7 million for the six month period ended June 30, 2006 compared to $2.7 million for the six month period ended June 30, 2005. The reasons for the increase in GAAP net income in the six month period ended June 30, 2006 are discussed above in “Results of Operations.” Statutory results for the property and casualty operations differ from the results of operations under GAAP due to the deferral of acquisition costs. The life and health operations’ statutory results differ from GAAP primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        The Company has one series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable at the Company’s option. The Series B Stock is not currently convertible. At June 30, 2006, the Company had accrued, but unpaid, dividends on the Series B Stock totaling $12.7 million.

        At June 30, 2006, the Company’s $54.0 million of borrowings consisted of a $9.8 million term loan (the “Term Loan”) as well as a second $3.0 million term loan (the “Second Term Loan”) that the Company entered into on February 28, 2006, and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Term Loan requires the Company to repay $0.5 million in principal on June 30 and $1.3 million in principal on December 31 in each of 2006 and 2007, with one final payment of $6.8 million at maturity on June 30, 2008. The Second Term Loan requires the Company to repay $3.0 million in principal at maturity on April 1, 2007. Both of these term loans are with Wachovia and have the same interest rate, covenants, and collateral. The interest rate on the term loans is equivalent to three-month LIBOR plus an applicable margin, and was 7.50% at June 30, 2006. The margin varies based upon the Company’s leverage ratio (debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. The term loans require the Company to comply with certain covenants including, among others, ratios that relate funded debt, as defined, to total capitalization and earnings before interest, taxes, depreciation, and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. On June 30, 2006, in accordance with the Term Loan agreement, the Company repaid $0.5 million in principal to Wachovia, reducing the outstanding amount of the Term Loan to $9.8 million.

         The Company has two statutory business trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company after five years and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2006, the effective interest rate was 9.27%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries in the three month period ended June 30, 2006 increased over the three month period ended June 30, 2005. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $14.1 million at June 30, 2006.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2006, Georgia Casualty had $21.3 million of statutory surplus, American Southern had $34.2 million of statutory surplus, Association Casualty had $20.0 million of statutory surplus, and Bankers Fidelity had $34.1 million of statutory surplus.

         Net cash used in operating activities was $6.5 million in the six month period ended June 30, 2006, compared to $5.0 million in the six month period ended June 30, 2005; and cash and short-term investments decreased from $41.8 million at December 31, 2005 to $4.0 million at June 30, 2006. The decrease in cash and short-term investments during the six month period ended June 30, 2006 was primarily due to a shift from short-term investments to higher yielding fixed maturity securities.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 12,750	$ 4,750	$ 8,000	$ -	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	101,756	4,481	8,049	7,416	81,810
Operating leases	5,049	1,039	2,175	1,558	277
Purchase commitments(2)	5,619	5,418	201	-	-
Losses and claims(3)	160,507	59,388	46,547	22,471	32,101
Future policy benefits(4)	51,494	8,239	15,963	14,933	12,359
Unearned premiums(5)	34,557	15,205	10,367	4,838	4,147
Other policy liabilities	5,370	5,370	-	-	-
Total	$ 418,340	$ 103,890	$ 91,302	$ 51,216	$ 171,932

(1)	Interest payable is based on interest rates as of June 30, 2006 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of June 30, 2006. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due through the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims IBNR. While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company performs cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amounts presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all origination costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2006	421	$ 2.85	421	579,502
May 1 - May 31, 2006	397	3.01	397	579,105
June 1 - June 30, 2006	407	3.04	407	578,698
Total	1,225	$ 2.96	1,225

Item 4. Submission of Matters to a Vote of Security Holders

         On May 2, 2006, the shareholders of the Company cast the following votes at the annual meeting of shareholders with respect to the election of directors of the Company and the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the 2006 fiscal year.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,693,909	405,747
Hilton H. Howell, Jr.	19,673,708	425,948
Edward E. Elson	20,061,625	38,031
Harold K. Fischer	20,080,510	19,146
Samuel E. Hudgins	19,634,452	465,204
D. Raymond Riddle	20,080,510	19,146
Harriett J. Robinson	19,694,393	405,263
Scott G. Thompson	19,695,113	404,543
Mark C. West	20,061,615	38,041
William H. Whaley, M.D.	19,692,923	406,733
Dom H. Wyant	20,079,700	19,956

Ratification of the Appointment of Independent Registered Public Accountants	Shares Voted
	For	Against	Abstain
BDO Seidman, LLP	20,080,710	5,803	13,143

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 11, 2006	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.