Form 10-K
period 2006-12-31
ATLANTIC AMERICAN CORP
filed 2007-03-30
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,840,476. On March 16, 2007 there were 21,536,573 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders, to be held on May 1, 2007, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets of the life, health, property and casualty insurance industries. Atlantic American’s principal subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”), Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”), Georgia Casualty & Surety Company (“Georgia Casualty”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each subsidiary is managed separately based upon the geographic location or the type of products offered and is evaluated on its individual performance. Management has conformed information systems, policies and procedures, products, marketing and managerial responsibilities between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation and increase efficiencies. The Parent has no significant business operations of its own and relies on fees, dividends and other distributions from its insurance companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent may be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorist coverage and physical damage coverage to commercial accounts.

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

American Southern.  American Southern provides tailored fleet automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 29 states. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also offers both property and general liability coverage. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds. In recent years, American Southern has increased its premium writings in the general liability, primarily artisan and small contractors, and surety lines of business and expects such trends to continue.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Automobile liability	$16,163	$16,723	$18,944	$17,947	$22,748
Automobile physical damage	9,698	11,002	11,187	9,451	9,829
General liability	11,394	11,767	10,102	5,777	3,647
Property	3,186	3,692	3,862	3,819	3,627
Surety	10,218	8,263	3,967	364	63

Total	$50,659	$51,447	$48,062	$37,358	$39,914

Georgia Casualty.  Georgia Casualty is a property-casualty insurance company providing workers’ compensation, commercial property, general liability, commercial automobile, umbrella, inland marine and mechanical breakdown coverage to businesses throughout the Southeastern United States. Georgia Casualty’s primary marketing focus is on accounts with low to moderate hazard grades, ranging from $20,000 to $250,000 in written premiums. In addition to the wide range of commercial products available, Georgia Casualty offers customized extension endorsements for various classes of business, including, but not limited to, light manufacturing, restaurants, country clubs and artisan contractors. These products, along with risk management and claims services, are offered through a network of independent agents. Georgia Casualty is licensed to do business in thirteen states. Its principal marketing territories include Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

The following table summarizes, for the periods indicated, the allocation of Georgia Casualty’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Workers’ compensation	$8,363	$12,909	$11,608	$11,071	$10,592
Business automobile	4,322	11,026	9,470	8,767	7,388
General liability	2,001	434	351	2,272	1,761
Property	6,532	14,901	13,246	12,209	10,003

Total	$21,218	$39,270	$34,675	$34,319	$29,744

Association Casualty.  Association Casualty is a property-casualty insurance company that offers workers’ compensation, commercial property, commercial automobile, general liability, umbrella and inland marine coverages throughout Texas and surrounding states. Association Casualty has adopted a strategy consistent with that of Georgia Casualty and is focused on small to middle market accounts with low to moderate hazard grades, ranging from $15,000 to $250,000 in written premiums. In addition to a wide range of products, customized extension endorsements are also offered to various classes of business, including restaurants, light manufacturing and country clubs. These particular products can be coupled with specialized loss control and claims services and are offered through a network of independent agents. Association Casualty is licensed to do business in nine states and Texas is its principal marketing territory.

The following table summarizes, for the periods indicated, the allocation of Association Casualty’s net earned premiums from each of its principal product lines.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Workers’ compensation	$8,374	$9,613	$11,357	$13,196	$18,950
Business automobile	4,899	4,265	4,119	2,307	1,811
General liability	1,027	350	558	385	221
Property	8,608	6,744	6,647	4,464	3,080
Other	—	—	—	—	182

Total	$22,908	$20,972	$22,681	$20,352	$24,244

Life and Health Operations

Bankers Fidelity.  Bankers Fidelity constitutes the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement, accounted for 81.4% of Bankers Fidelity’s net earned premiums in 2006. Life insurance, including both whole and term life insurance policies, accounted for 18.6% of Bankers Fidelity’s premiums in 2006. In terms of the number of policies written in 2006, 23% were life insurance policies and 77% were health policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Life insurance	$10,960	$11,600	$12,934	$13,541	$15,421

Medicare supplement	44,919	51,414	49,575	46,190	42,298
Cancer, accident and other health	3,041	2,890	2,933	2,952	2,878

Total health	47,960	54,304	52,508	49,142	45,176

Total	$58,920	$65,904	$65,442	$62,683	$60,597

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options.

Medicare Supplement Insurance includes 7 of the 13 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

Cancer, Accident & Other Health Insurance coverages include several policies providing for the payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including facility care, accident expense, hospital/surgical and disability.

Marketing

Property and Casualty Operations

American Southern.  A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can retain such business at the time of a specific contract renewal. During 1998, American Southern formed American Auto Club Insurance Agency, LLC in a 50/50 joint venture with AAA Carolinas to market personal automobile insurance to the members of the automobile club. This program produced gross written premiums of approximately $2.6 million and $8.6 million during 2006 and 2005, respectively. Effective October 1, 2005, this joint venture was terminated due to unfavorable underwriting results.

Association Casualty.  Association Casualty was represented by a field force of 68 independent agencies with 87 locations in Texas for the sale and distribution of its insurance products at December 31, 2006. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms. Association Casualty also offers a contingent profit sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts are handled by an experienced staff of insurance professionals, and complemented by the assistance of Association Casualty’s underwriting, loss control and claims staffs.

Georgia Casualty.  Georgia Casualty was represented by a field force of 58 independent agencies with 90 locations in eight states for the sale and distribution of its insurance products at December 31, 2006. Each agency is a party to a standard agency contract that sets forth the commission structure and other terms. Georgia Casualty also offers a contingent profit-sharing arrangement that allows agents to earn additional commissions when specific loss experience and premium growth goals are achieved. Marketing efforts, directed by experienced marketing professionals, are complemented by the underwriting, risk management, and audit staffs of Georgia Casualty, who are available to assist agents in the presentation of all insurance products and services to their insureds.

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

Bankers Fidelity has implemented a selective agent qualification process and had 1,900 licensed agents as of December 31, 2006. The agents concentrate their sales activities in either the accident and health or life insurance product lines, although the company is currently promoting greater cross selling initiatives through property and casualty agencies, association groups and worksite marketing agencies. During 2006, approximately 500 agents wrote policies on behalf of Bankers Fidelity.

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

Bankers Fidelity utilizes multiple distribution sales systems including agency business which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory to produce a minimum senior population of 25,000. Bankers Fidelity also recruits at a general agent level as well as at a managing general agent level in an effort to use more than one distribution system to lower expenses.

The Company believes these distribution systems solve an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with agents who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents. In contrast, Georgia Casualty and Association Casualty internally underwrite all of their individual accounts.

During the course of the policy year, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each product line are reviewed on a stand-alone basis periodically. When the results are below expectations, management takes appropriate corrective action which may include adjusting rates, reviewing underwriting standards, reducing commissions paid to agents, altering or declining to renew accounts at expiration, and/or terminating agencies with an unprofitable book of business.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health, which include senior life products typically with small face amounts of between $1,000 and $30,000 and Medicare supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2006 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).

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

Life and Health Operations

Insureds may obtain claim forms by calling the claims department customer service group or through Bankers Fidelity’s website. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within three to nine business days of receipt. With regard to Medicare supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically through a Medicare clearing house.

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Balance at January 1	$168,617	$167,133	$150,092
Less: Reinsurance recoverables	(53,352)	(57,429)	(41,752)

Net balance at January 1	115,265	109,704	108,340

Incurred related to:
Current year	102,155	119,455	111,220
Prior years	(12,432)	(6,708)	(1,899)

Total incurred	89,723	112,747	109,321

Paid related to:
Current year	56,865	68,792	67,020
Prior years	38,345	38,309	41,867

Total paid	95,210	107,101	108,887

Acquired reserves(1)	—	(85)	930

Net balance at December 31	109,778	115,265	109,704
Plus: Reinsurance recoverables	53,172	53,352	57,429

Balance at December 31	$162,950	$168,617	$167,133

(1)	See Note 3 of Notes to Consolidated Financial Statements.

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

Estimating case reserves and ultimate losses involves various considerations which differ according to line of business. Workers’ compensation is a significant line of business for the Company and is the one line with the longest pattern of loss emergence. Reserve estimates for workers’ compensation are particularly sensitive to assumptions about medical cost inflation, which has been increasing steadily in recent years. In addition, changes in state legislative and regulatory environments impact the Company’s estimates. Likewise, general liability can also have a long pattern of loss emergence. Given the broad nature of potential general liability coverages, investigative time periods may be extended and coverage questions may exist. Such uncertainties create greater imprecision in estimating required levels of loss reserves. The property and automobile lines of business generally have less variable reserve estimates than other lines. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends. Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.

Components of the Company’s reserves for losses and claims by product line at December 31, 2006 were as follows:

	Case	IBNR	Total
	(In thousands)

Workers’ compensation	$36,469	$16,225	$52,694
Business automobile	14,285	15,660	29,945
Personal automobile/physical damage	3,055	1,199	4,254
General & other liability	8,240	13,686	21,926
Commercial multi peril	3,966	21,366	25,332
Other lines (including life)	2,041	4,779	6,820
Medicare supplement	247	7,928	8,175
Unallocated loss adjustment reserves	—	13,804	13,804

Total reserves for losses and claims	$68,303	$94,647	$162,950

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2006 review indicated that reserves could be as much as 13.1% lower or as much as 2.6% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material.

Property and Casualty Operations

The Company’s property and casualty operations maintain loss reserves representing estimates of amounts necessary for payment of losses and LAE and are not discounted. The property and casualty operations also maintain IBNR reserves and bulk reserves for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by both internal and external qualified actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

The property and casualty operations establish reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of the property and casualty operations’ insurance lines from 1996 through 2006. Development from acquired companies are included from the year of acquisition. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of losses that had been incurred but not yet reported at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2006. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,
	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996
	(In thousands)

Reserve for losses and LAE	$153,314	$158,393	$156,415	$139,560	$139,802	$135,948	$126,263	$120,235	$81,070	$81,657	$79,776
Cumulative paid as of:
One year later		48,498	53,752	52,420	48,628	52,644	48,780	38,957	26,357	25,799	25,925
Two years later			78,614	77,924	81,083	78,654	78,496	63,496	43,749	38,756	38,330
Three years later				92,956	97,438	98,580	93,599	80,824	54,408	48,330	45,073
Four years later					106,608	108,587	106,022	90,266	61,981	54,840	50,334
Five years later						114,161	111,833	100,393	66,467	58,891	53,833
Six years later							115,319	104,658	72,925	61,600	56,534
Seven years later								106,749	75,486	65,744	59,029
Eight years later									76,672	68,042	61,671
Nine years later										69,118	63,321
Ten years later											64,259
Ultimate losses and LAE reestimated as of:
End of year	153,314	158,393	156,415	139,560	139,802	135,948	126,263	120,235	81,070	81,657	79,776
One year later		142,599	148,576	146,058	143,771	136,606	130,415	115,019	80,174	75,243	76,269
Two years later			140,575	144,989	149,552	143,901	136,425	117,289	81,023	73,037	70,734
Three years later				140,182	148,755	146,775	140,039	122,099	83,149	75,199	68,816
Four years later					145,602	147,618	143,400	125,006	83,033	76,758	70,932
Five years later						146,298	142,646	129,797	83,182	76,832	72,430
Six years later							142,304	128,299	86,132	76,886	72,243
Seven years later								127,955	85,285	77,692	72,401
Eight years later									85,628	77,574	72,144
Nine years later										77,867	72,208
Ten years later											72,323
Cumulative redundancy (deficiency)		$15,794	$15,840	$(622)	$(5,800)	$(10,350)	$(16,041)	$(7,720)	$(4,558)	$3,790	$7,453
		10.0%	10.1%	−0.4%	−4.1%	−7.6%	−12.7%	−6.4%	−5.6%	4.6%	9.3%

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

Reinsurance

The Company’s insurance subsidiaries may purchase reinsurance from unaffiliated insurers and reinsurers to reduce their liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Property and Casualty Operations

American Southern.  American Southern’s basic reinsurance treaties generally cover all claims in excess of $150,000 per occurrence. Limits per occurrence within the reinsurance treaties are as follows: Fire, inland marine, commercial automobile and physical damage — $125,000 excess of $50,000 retention; all other lines vary by type of policy and generally have retentions in excess of $100,000, up to $150,000. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not subject to reinsurance.

Association Casualty.  Association Casualty’s basic reinsurance treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the reinsurance treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $20.0 million; Liability — $11.0 million; and Surety — $10.0 million. In 2006, Association Casualty maintained a property catastrophe reinsurance treaty with a $12.0 million limit excess of $500,000 retention with one automatic reinstatement. As a result of the 2005 and 2004 catastrophe experience, Association Casualty prepaid its 2006 automatic reinstatement premium at a discount on the $7.0 million excess $500,000 retention layer. Prior to 2006, Association Casualty maintained a property catastrophe reinsurance treaty with only a $7.0 million limit excess of $500,000 retention also with one automatic reinstatement.

Georgia Casualty.  Georgia Casualty’s basic reinsurance treaties cover all claims in excess of $300,000 per occurrence. Limits per occurrence within the reinsurance treaties and excess of the retention are as follows: Workers’ compensation — $20.0 million; Property per location — $15.0 million; Excess of policy and extra contractual obligations — $20.0 million; Liability — $11.0 million; and Surety — $10.0 million. In 2006, Georgia Casualty maintained a property catastrophe reinsurance treaty with a $12.0 million limit excess of $500,000 retention with one automatic reinstatement. As a result of the 2005 and 2004 catastrophe experience, Georgia Casualty prepaid its 2006 automatic reinstatement premium at a discount on the $7.0 million excess $500,000 retention layer. Prior to 2006, Georgia Casualty maintained a property catastrophe reinsurance treaty with only a $7.0 million limit excess of $500,000 retention also with one automatic reinstatement.

Life and Health Operations

Bankers Fidelity.  Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2006, Bankers Fidelity reinsured $37.2 million of the $269.3 million of life insurance in force, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

Competition

Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

Property and Casualty Operations

American Southern.  The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies, which have been in business longer than American Southern, offer more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states where American Southern operates.

Association Casualty.  The Texas market, historically Association Casualty’s primary market, is extremely competitive. Association Casualty’s competition comes primarily from carriers that are of a larger size than Association Casualty as well as a state fund that writes monoline workers’ compensation insurance. Association Casualty’s strong focus and commitment to its target markets has enabled it to forge stronger ties with the agency networks that represent the company. Insurance products that provide a full range of commercial coverage, as well as customized loss control and claims services, position the agency partners to compete effectively within their respective geographic locations. Association Casualty generally writes workers’ compensation coverage as a part of its total insurance package. Flexible commission agreements award the greatest commissions to those agents that demonstrate loyalty and commitment to Association Casualty through continued premium growth and profitability. This further allows Association Casualty to be competitive in the marketplace.

Georgia Casualty.  Georgia Casualty’s insurance business is also extremely competitive. The competition includes: (1) companies with higher A.M. Best ratings, as described below, (2) alternative workers’ compensation markets, and (3) self-insured funds. Georgia Casualty’s efforts are directed in the following three general categories where the company believes it has the best opportunity to control exposures and claims: (1) manufacturing, (2) artisan contractors, and (3) service industries. Management believes that Georgia Casualty’s key to being competitive in these areas is maintaining strong underwriting standards, risk management programs, writing workers’ compensation coverage as part of its total insurance package, maintaining and expanding its loyal network of agents and development of new agents in key territories. In addition, Georgia Casualty offers quality customer service to its agents and insureds, and provides rehabilitation, medical management, and claims management services to its insureds. Georgia Casualty believes that it will continue to be competitive in the marketplace based on its current strategies and services.

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity focuses on four core products in the senior market: Medicare supplement, hospital indemnity, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that its primary competitors in this market are Continental Life, Standard Life & Accident, Lincoln Heritage Life, United American, American Pioneer and Blue Cross / Blue Shield. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity has expanded into other markets through cross-selling strategies with the company’s property and casualty affiliations, offering turn-key marketing programs to facilitate business through these relationships. Bankers Fidelity continues to expand in niche markets through long-term relationships with a select number of independent marketing organizations including worksite marketing, credit union business and association endorsements. Bankers Fidelity has a track record of competing in its chosen markets through long-standing relationships with independent agents and marketing agencies by providing proprietary marketing initiatives and outstanding service to distribution and policyholders. Bankers Fidelity believes that it competes effectively on the basis of policy benefits, services and market expertise.

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

American Southern.  American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each currently rated “A−” (Excellent) by A.M. Best.

Association Casualty.  Association Casualty is currently rated “A−” (Excellent) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2006, securities with an amortized cost of

$17.9 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

Virtually all of the states in which the Company’s insurance subsidiaries are licensed to transact business require participation in their respective guaranty funds designed to cover claims against insolvent insurers. Insurers authorized to transact business in these jurisdictions are generally subject to assessments of up to 4% of annual direct premiums written in that jurisdiction to pay such claims, if any. The likelihood and amount of any future assessments cannot be estimated until an insolvency has occurred. For 2006, 2005, and 2004, the amounts expensed by the Company for such assessments were $0.4 million, $0.1 million, and $0.6 million, respectively.

Workers’ compensation insurance carriers authorized to transact business in certain states are required to participate in second injury trust funds of those states. A second injury trust fund is a state-mandated monetary reserve designed to remove financial disincentives from the employment of individuals with disabilities. Without a second injury trust fund, the employer or insurer might be required to absorb full indemnity and/or medical and rehabilitation costs if a worker suffered increased disability from a work-related injury because of a pre-existing condition. Second injury trust funds are used to reimburse indemnity and medical costs to employer/insurers on accepted, qualified second injury cases. For 2006, 2005, and 2004, the amounts expensed by the Company in connection with such assessments were $1.7 million, $1.2 million, and $1.1 million, respectively. The increase during 2006 was primarily due to a $1.0 million revision in the estimate of the cumulative second injury trust fund accrual recorded in the second quarter.

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

For the year ended December 31, 2006, Association Casualty and American Southern were within the NAIC “usual” range for all 13 financial ratios. Bankers Fidelity was outside the “usual” range on one ratio: the change in premium. The change in premium variance was primarily due to a decline in new business levels and the loss, during 2006, of certain existing policies that resulted from increased competition. Georgia Casualty was outside the “usual” range on two ratios: the change in net writings and the two year overall operating ratio variance. The change in net writings ratio variance was primarily due to the decrease in assumed premium. During the third quarter of 2005, Georgia Casualty no longer assumed new business written by Association Casualty. The two year overall operating ratio variance was primarily due not only to hurricane related losses but also several other large losses during 2005.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2006, all of the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturities:
U.S. Government agencies and authorities	$178,395	55.9%	$141,572	46.5%	$125,855	41.7%
States, municipalities and political subdivisions	824	0.3	1,037	0.3	1,144	0.4
Public utilities	4,838	1.5	4,932	1.6	5,939	2.0
All other corporate bonds	59,561	18.7	61,040	20.1	71,327	23.6
Redeemable preferred stock	18,598	5.8	24,889	8.2	24,900	8.2
Certificates of deposit	100	0.0	100	0.0	300	0.1

Total fixed maturities(1)	262,316	82.2	233,570	76.7	229,465	76.0
Common and non-redeemable preferred stocks(2)	28,826	9.0	34,445	11.3	38,407	12.7
Mortgage, policy and student loans(3)	3,327	1.1	4,017	1.3	5,318	1.8
Other invested assets(4)	3,030	1.0	3,660	1.2	4,569	1.5
Real estate	38	—	38	—	38	—
Investment in unconsolidated trusts	1,238	0.4	1,238	0.4	1,238	0.4
Short-term investments(5)	20,188	6.3	27,726	9.1	23,073	7.6

Total investments	$318,963	100.0%	$304,694	100.0%	$302,108	100.0%

(1)	Fixed maturity securities are carried on the balance sheet at estimated fair value. Total cost of fixed maturity securities was $260.4 million as of December 31, 2006, $234.2 million as of December 31, 2005, and $226.5 million as of December 31, 2004.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Certain non-redeemable preferred stocks do not have publicly quoted values, and are carried at estimated fair value as determined by management. Total cost of equity securities was $11.3 million as of December 31, 2006, $13.7 million as of December 31, 2005, and $14.7 million as of December 31, 2004.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated fair value and the others are accounted for using the equity method. Total cost of other invested assets was $3.1 million as of December 31, 2006, $3.7 million as of December 31, 2005, and $4.6 million as of December 31, 2004.

(5)	Short-term investments are valued at cost, which approximates market value.

Results of the investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Average investments(1)	$306,927	$294,411	$290,256
Net investment income	18,148	16,460	15,640
Average yield on investments	5.91%	5.59%	5.39%
Realized investment gains (losses), net(2)	6,691	(10,456)	2,199

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

(2)	Includes a $10.7 million impairment charge in 2005 related to the write-down in the value of certain automotive sector fixed maturity investments. See Note 2 of Notes to Consolidated Financial Statements.

Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.

Employees

The Company and its subsidiaries employed 253 people at December 31, 2006.

Financial Information By Industry Segment

The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated on its individual performance. American Southern, Association Casualty, and Georgia Casualty operate in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. (See Note 14 of Notes to Consolidated Financial Statements.)

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like Atlantic American that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at http://www.atlam.com.

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2007, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Position with the Company	Officer Since

J. Mack Robinson	83	Chairman of the Board	1974
Hilton H. Howell, Jr.	44	Director, President & CEO	1992
John G. Sample, Jr.	50	Senior Vice President & CFO	2002

Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Robinson has served as a Director and Chairman of the Board since 1974 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. In addition, Mr. Robinson is a director of Gray Television, Inc.

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

The life and health and property and casualty insurance businesses are highly competitive. We compete with large national insurance companies, locally-based specialty carriers and alternative risk transfer entities whose activities are directed to limited markets. Competitors include companies that have substantially greater resources than we do, as well as mutual companies and similar companies not subject to the expenses and limitations imposed on publicly-held companies. Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written. Increased competition could adversely affect our ability to attract and retain business at current premium levels and reduce the profits that would otherwise arise from operations.

We operate in a highly regulated environment.

Our insurance businesses are subject to extensive regulations by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to limiting the amount of dividend and other payments that can be made to our holding company by our insurance subsidiaries, regulatory authorities have broad administrative and supervisory authority relating to: licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to our customers. Regulatory authorities may also impose conditions on terms of business or rate increases that we may desire to enhance our operating results. In addition, we may incur significant costs in complying with regulatory requests, initiatives and/or requirements. Regulatory authorities generally also regulate insurance holding companies in a variety of matters such as placing limits on acquisitions, changes of control and the terms of any affiliate transactions.

Our revenues may fluctuate with insurance market conditions for similar products.

We derive a significant portion of our insurance premium revenue from Medicare supplement and moderately-sized commercial property and casualty insurance policies. While we have in the recent past been successful in implementing premium increases which help improve our operating results, we believe that competition from alternative government sponsored products and pricing decisions from larger insurers will, at least in the short term, result in more moderate pricing increases, if not decreases in certain situations. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may lose customers who base their purchasing decisions primarily on price because our policy is to price coverage commensurate with the underlying risk. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.

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

Our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in the states in which we write insurance. While our life and health subsidiary writes insurance in numerous and diverse states, our regional property and casualty subsidiaries write business in the southern United States, which include New Mexico, Oklahoma, Texas, Arkansas, Tennessee, Mississippi, Georgia, Florida, Kentucky, and North and South Carolina (the “Southern States.”) While we have limited exposures in the states of Louisiana and Alabama, the Company does not actively solicit business in those states. Further, even though the regional property and casualty subsidiaries write business in these eleven Southern States, there is a concentration of business in the three states of Georgia, Mississippi and Texas, which have potential coastal exposures. The Company’s coastal underwriting guidelines have been significantly revised in the past three years, thereby reducing the Company’s future exposure. While there can be no assurances with respect to reduced losses as a result of future storms or natural catastrophes, the concentration of business in these Southern States does limit the opportunity for risk diversification and exposes the Company to events which could result in a material adverse effect.

Catastrophic events could have a material adverse effect on our business, consolidated operating results, financial condition and/or liquidity.

The Company’s primary objective in managing risk is to obtain diversification in the types and locations of business written. In the property and casualty operations, modeling is performed to evaluate the “probable maximum loss” that may result from natural catastrophic events. There are however, catastrophic events which may occur, the effects of which cannot be reasonably estimated. In various Asian and European countries there have been confirmed cases of H5N1 Avian Influenza in birds. Individuals, primarily in Asia, have contracted the H5N1 Avian Influenza and although there are no cases which have been reported in the United States, should such influenza reach the United States and begin spreading via human transmission, the impact on our life and health subsidiary is undeterminable. Further, in the past three years but more particularly in 2005 and 2004, our property and casualty operations have sustained losses from eight “named” hurricanes. Not only have the hurricanes been costly due to the direct losses incurred by the Company’s insureds, but the Company has also been subject to significant assessments from various state windstorm facilities. Windstorm assessments from the states of Mississippi and Florida during 2006, related to prior year’s catastrophes, totaled approximately $2.4 million, of which $0.03 million was absorbed by reinsurance. However, should catastrophic windstorms continue, the direct losses resultant therefrom, coupled with state windstorm assessments could result in losses ultimately exceeding the Company’s reinsurance limits which occurred with respect to hurricane Katrina in 2005. Additionally, the Company does not insure “high-profile” individuals and/or locations and believes the risk of loss from future catastrophic terrorist activities is remote. Each of these or other catastrophic events, individually and/or collectively could ultimately however have a material adverse effect on our business, consolidated operating results, financial condition and/or liquidity.

If we are unable to maintain favorable financial strength ratings, it may be more difficult for us to write new business or renew our existing business.

Our principal operating subsidiaries hold favorable financial strength ratings from A.M. Best, an independent insurance rating agency. Financial strength ratings are used by our agents and customers as an important means of assessing the financial strength and quality of various insurers. If our financial position, or that of any of our individual subsidiaries, were to deteriorate, we may not maintain our existing financial strength ratings from the rating agency. A downgrade or withdrawal of any such rating could limit or prevent us from writing and/or renewing desirable business which would materially adversely impact our financial condition and results of operations.

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

The Chairman of the Board of Directors of our Company and his family, directly and indirectly, own slightly less than 2/3 of the outstanding common stock of the Company. Accordingly, on significantly all matters requiring a majority or greater shareholder vote, our Chairman and his family effectively control the vote. Such ownership effectively precludes any other shareholder from acquiring any number of shares in an attempt to exercise any degree of control over the Company. Further, as a result of the significant ownership, the level of float of the Company’s stock on the NASDAQ market is minimal.

Item 1B.	Unresolved Staff Comments

Not applicable.

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

There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 16, 2007, there were 4,158 shareholders of record. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2006
1st quarter	$3.00	$2.52
2nd quarter	3.45	2.69
3rd quarter	3.15	2.25
4th quarter	3.86	2.24
2005
1st quarter	$3.27	$2.95
2nd quarter	3.15	2.80
3rd quarter	3.06	2.50
4th quarter	3.00	2.50

The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance codes of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2006, Georgia Casualty had $23.4 million of statutory surplus, American Southern had $34.9 million of statutory surplus, Association Casualty had $21.7 million of statutory surplus, and Bankers Fidelity Life had $34.5 million of statutory surplus.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities remaining available for grant under these plans:

Number of
securities
remaining available
	Number of			for future issuance
	securities to be			under equity
	issued upon	Weighted-average		compensation plans
	exercise of	exercise price of		(excluding
	outstanding	outstanding		securities
	options, warrants	options, warrants		reflected in the
Plan Category	and rights	and rights		first column)

Equity compensation plans approved by security holders	646,500	$1.44		2,486,491
Equity compensation plans not approved by security holders	—(1)	—	(1)	—(1)

Total	646,500	$1.44		2,486,491

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three months ended December 31, 2006.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number	Average	Part of Publicly	Be Purchased Under
	of Shares	Price Paid	Announced Plans or	the Plans or
Period	Purchased	Per Share	Programs	Programs

October 1 — October 31, 2006	75	$2.60	75	576,931
November 1 — November 30, 2006	125	2.77	125	576,806
December 1 — December 31, 2006	16,957	2.85	16,957	559,849

Total	17,157	$2.85	17,157

Performance Graph

The graph below compares the cumulative total return to shareholders on the Company’s common stock for the period from December 31, 2001 through December 31, 2006, with (i) the Russell 2000 Index, (ii) the Nasdaq Insurance Index, and (iii) a previously selected peer group of insurance companies (the “Insurance Peer Group”).

Assumes $100 invested at the close of trading in 12/2001 in Atlantic American common stock, the Russell 2000 Index, the NASDAQ Insurance Index and the Insurance Peer Group.

	2001	2002	2003	2004	2005	2006
Atlantic American	$100.00	$74.09	$136.36	$140.91	$122.73	$134.55
Russell 2000 Index	$100.00	$98.14	$101.68	$121.80	$133.07	$149.19
NASDAQ Insurance Index	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24
Insurance Peer Group	$100.00	$73.24	$85.56	$124.02	$159.72	$208.02

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.	Source: Value Line, Inc. and Nasdaq

Insurance Peer Group includes: American Safety Insurance Group Ltd., Donegal Insurance Group J, National Security Group, Inc., Meadowbrook Insurance Group, Inc., Horace Mann Educators Corp., Unico American Corp. and Covanta Holding Group.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Insurance premiums	$153,705	$177,593	$170,860	$154,712	$154,499
Investment income	18,323	16,685	15,860	15,628	14,011
Other income	813	1,263	1,183	900	1,148
Realized investment gains (losses), net(1)	6,691	(10,456)	2,199	360	587

Total revenue	179,532	185,085	190,102	171,600	170,245

Insurance benefits and losses incurred	91,932	115,676	113,077	102,343	109,109
Other expenses	76,311	76,874	72,704	62,732	58,033

Total benefits and expenses	168,243	192,550	185,781	165,075	167,142

Income (loss) before income taxes and cumulative effect of change in accounting principle	11,289	(7,465)	4,321	6,525	3,103
Income tax expense (benefit)	2,353	(4,290)	(696)	(319)	(498)

Income (loss) before cumulative effect of change in accounting principle	8,936	(3,175)	5,017	6,844	3,601
Cumulative effect of change in accounting principle(2)	—	—	—	—	(15,816)

Net income (loss)	$8,936	$(3,175)	$5,017	$6,844	$(12,215)

Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$.36	$(.21)	$.18	$.26	$.10
Cumulative effect of change in accounting principle(2)	—	—	—	—	(.74)

Net income (loss)	$.36	$(.21)	$.18	$.26	$(.64)

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$.33	$(.21)	$.18	$.25	$.10
Cumulative effect of change in accounting principle(2)	—	—	—	—	(.73)

Net income (loss)	$.33	$(.21)	$.18	$.25	$(.63)

Tangible book value per common share(3)	$3.30	$3.00	$3.42	$3.30	$2.79
Common shares outstanding	21,481	21,383	21,213	21,199	21,374
Total assets	$458,632	$460,417	$470,511	$443,552	$421,524
Total long-term debt	$52,988	$49,738	$51,488	$53,238	$48,042
Total debt	$53,988	$51,488	$53,238	$56,238	$50,042
Total shareholders’ equity	$94,188	$80,453	$88,960	$86,893	$78,540

(1)	Includes a $10,709 impairment charge in 2005 for automotive sector fixed maturity investments. See Note 2 of Notes to Consolidated Financial Statements.

(2)	Represents a cumulative effect of change in accounting principle with respect to the adoption of Statement of Financial Accounting Standards No. 142 regarding goodwill.

(3)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the three years in the period ended December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

Atlantic American is an insurance holding company whose operations are conducted through a group of regional insurance companies: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”); Georgia Casualty & Surety Company (“Georgia Casualty”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately based upon the geographic location or the type of products offered and is evaluated on its individual performance. Management has conformed information systems, policies and procedures, products, marketing and managerial responsibilities between Association Casualty and Georgia Casualty to create a southern “regional” property and casualty operation and increase efficiencies.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ from management’s initial estimates determined using these policies. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 45% of the Company’s liabilities at December 31, 2006. This obligation includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2006, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2006 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2006. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2006 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 14% of the Company’s total liabilities at December 31, 2006. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 5% of the Company’s total assets at December 31, 2006. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents and comprised 20% of the Company’s total assets at December 31, 2006. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 71% of the Company’s total assets at December 31, 2006. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

Deferred income taxes comprised approximately 1% of the Company’s total assets at December 31, 2006. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Revenue
Property and Casualty:
American Southern	$56,592	$52,925	$53,277
Association Casualty	25,899	22,626	25,278
Georgia Casualty	28,274	40,480	39,046

Total property and casualty	110,765	116,031	117,601
Life and Health:
Bankers Fidelity	67,444	68,255	71,369
Corporate and Other	1,323	799	1,132

Total revenue	$179,532	$185,085	$190,102

Income (loss) before income taxes
Property and Casualty:
American Southern	$10,624	$4,765	$8,024
Association Casualty	3,907	1,342	2,094
Georgia Casualty	(2,243)	(8,191)	(5,463)

Total property and casualty	12,288	(2,084)	4,655
Life and Health:
Bankers Fidelity	6,755	2,208	5,863
Corporate and Other	(7,754)	(7,589)	(6,197)

Total income (loss) before income taxes	$11,289	$(7,465)	$4,321

Net income (loss)	$8,936	$(3,175)	$5,017

On a consolidated basis, the Company had net income of $8.9 million, or $0.33 per diluted share, in 2006, compared to a net loss of $3.2 million, or $0.21 per diluted share, in 2005. The net loss for 2005 was primarily the result of a non-cash charge of $10.7 million ($7.0 million after taxes) to reflect the write down in the value of General Motors Corporation (“GM”), General Motors Acceptance Corporation (“GMAC”), and Ford Motor Credit Company (“Ford”) fixed maturity investments owned by the Company due to an other than temporary impairment. Net income was $5.0 million, or $0.18 per diluted share, in 2004. Total revenue for 2006 decreased $5.6 million, or 3.0%, to $179.5 million from $185.1 million in 2005. Premium revenue for 2006 decreased $23.9 million, or 13.5%, from 2005. The decrease in premiums was primarily attributable to increased pricing competition on most property and casualty lines, the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures in the Company’s property and casualty operations, the latter two of which began in late 2005. The Company’s life and health operations have also experienced a premium decline resulting from lower new sales activity and an increased level of product competition, specifically in the Medicare supplement market. Total revenue for 2005 decreased $5.0 million, or 2.6%, to $185.1 million from $190.1 million in 2004. Excluding the impairment charge discussed previously, total revenue in 2005 increased $5.7 million, or 3.0%, over 2004. The increase was primarily due to increased volume in the general liability and surety lines of business at American Southern as well as increased volume written in 2004 at Georgia Casualty, the majority of which was earned in 2005. Premium revenue for 2005 increased $6.7 million, or 3.9%, over 2004. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to policies written during both 2004 and 2005. The increase in net income during 2006 over 2005 was primarily due to the non-recurrence of the automotive sector investment impairment discussed previously. In 2006, the Company had net realized investment gains of $6.7 million compared to net realized investment losses of $10.5 million in 2005 and net realized investment gains of $2.2 million in 2004. The $6.7 million in net realized investment gains in 2006 was primarily due to the sale of a portion of the Company’s automotive sector investments (bonds of GM and Ford), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest. In addition, during 2006, net income increased by a $0.6 million deferred income tax benefit, compared to $0.1 million and $1.3 million deferred income tax benefits in 2005 and 2004, repectively, all of which related to adjustments to the Company’s income tax valuation allowance. The adjustments to the valuation allowance were the result of the annual reassessment of the realization of net operating loss carryforwards. Net income for 2006 as compared to 2005 was negatively impacted by a significant windstorm assessment related to hurricane Katrina. In April 2006, the Company received an assessment from the Mississippi Windstorm Underwriting Association of approximately $2.2 million which was in addition to a $1.3 million assessment which had been previously received and paid in 2005. The April 2006 assessment exhausted the Company’s remaining $0.03 million of catastrophe reinsurance related to hurricane Katrina, and the Company expensed the $2.2 million excess amount. The decrease in 2005 net income from 2004 was also primarily due to the automotive sector investment impairment. In addition, during 2005, the Company experienced a significant increase in both the frequency and severity of claims in its property and casualty operations, primarily from fires, fatalities, tornados, and hurricanes, which did not recur in 2006. Further, during 2005, the Company was directly impacted by four hurricanes, Dennis, Katrina, Rita and Wilma, all of which resulted in net hurricane related expenses, before consideration of subsequent state assessments directly related thereto, of $2.3 million in the property and casualty operations, compared to a comparable $3.8 million incurred during 2004. The Company’s 2004 financial results were directly impacted by insured losses caused by four hurricanes, Charlie, Frances, Ivan, and Jeanne, all of which inflicted substantial damage, primarily in Florida.

The Company’s property and casualty operations are comprised of American Southern, Association Casualty, and Georgia Casualty. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.

Underwriting Results

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross written premiums	$55,539	$62,081	$60,278
Ceded premiums	(9,265)	(9,099)	(9,268)

Net written premiums	$46,274	$52,982	$51,010

Net earned premiums	$50,659	$51,447	$48,062
Net losses and loss adjustment expenses	23,440	24,827	24,795
Underwriting expenses	22,528	23,333	20,458

Underwriting income	$4,691	$3,287	$2,809

Loss ratio	46.3%	48.2%	51.6%
Expense ratio	44.4	45.4	42.6

Combined ratio	90.7%	93.6%	94.2%

Gross written premiums at American Southern decreased $6.5 million, or 10.5%, during 2006 as compared to 2005. The decrease in gross written premiums was primarily due to the cancellation of several commercial programs, including the low-value dwelling property business in the second half of 2005 and the joint venture with AAA Carolinas to market automobile insurance to club members, which was terminated on October 1, 2005. Also contributing to the decrease in gross written premiums was the termination of the relationship with one of the company’s agents who had previously produced approximately $1.6 million in annualized general liability business. Partially offsetting this decrease in gross written premiums were increased business writings in the surety line of business.

Ceded premiums increased $0.2 million, or 1.8%, during 2006 as compared to 2005. The increase in ceded premiums was due to changes in certain provisions in the company’s reinsurance treaty agreements relating to certain accounts.

Gross written premiums at American Southern increased $1.8 million, or 3.0%, during 2005 as compared to 2004. The increase in premiums was primarily attributable to increased business writings in the surety line of business. American Southern’s surety bond program, which began to increase production levels in the second half of 2004, generated $10.1 million in gross written premiums during 2005 compared to $6.3 million in 2004, a $3.8 million increase. Partially offsetting this increase was the loss of several large commercial automobile liability accounts and the withdrawal from the low-value dwelling property business, all of which had contributed approximately $2.9 million in written premiums during 2004.

Ceded premiums decreased $0.2 million, or 1.8%, during 2005 as compared to 2004. The decrease in ceded premiums was primarily due to the increased volume of surety business, which is not subject to reinsurance.

The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Automobile liability	$16,163	$16,723	$18,944
Automobile physical damage	9,698	11,002	11,187
General liability	11,394	11,767	10,102
Property	3,186	3,692	3,862
Surety	10,218	8,263	3,967

Total earned premium	$50,659	$51,447	$48,062

Net earned premiums decreased $0.8 million, or 1.5%, during 2006 from 2005 due primarily to the decline in written premiums discussed previously.

Net earned premiums increased $3.4 million, or 7.0%, during 2005 over 2004 due primarily to the increased business writings in the general liability and surety lines of business in 2004 and 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 are related to policies written during both 2004 and 2005.

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

The combined ratio for American Southern decreased to 90.7% in 2006 from a combined ratio of 93.6% in 2005. The loss ratio decreased to 46.3% in 2006 from 48.2% in 2005. The decrease in the loss ratio was primarily attributable to the cancellation of several commercial programs, including the low-value dwelling property business, combined with favorable loss experience in the commercial automobile line of business. The expense ratio decreased to 44.4% in 2006 from 45.4% in 2005 due primarily to lower profit margins on the business with variable commissions. Approximately 88% of American Southern’s business provides for contractual commission arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern.

The combined ratio for American Southern decreased to 93.6% in 2005 from a combined ratio of 94.2% in 2004. The loss ratio decreased to 48.2% in 2005 from 51.6% in 2004. The increased focus on new business writings in the general liability and surety lines of business resulted in a decrease in the 2005 loss ratio due to favorable loss experience in those lines of business. Also, during 2004, American Southern incurred, and its loss ratio was impacted by, $1.0 million in hurricane related expenses, which did not recur in 2005. The expense ratio for 2005 increased to 45.4% from 42.6% in 2004. The increase in the expense ratio for 2005 was primarily due to American Southern’s business structure, which compensates agents in relation to the profitability of business they write. In addition, in 2005 American Southern experienced an increase in acquisition costs associated with new programs and accounts underwritten. As a percentage of gross written premiums, net fixed commissions increased to 16.5% in 2005 from 16.3% in 2004. Total commissions (fixed plus variable) increased to 27.6% in 2005 from 26.3% in 2004.

Association Casualty

The following table summarizes, for the periods indicated, Association Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Direct written premiums(1)	$35,331	$25,077	$22,322
Assumed written premiums(2)	67	745	5,913

Gross written premiums	35,398	25,822	28,235
Ceded premiums(1)	(10,604)	(5,685)	(4,703)

Net written premiums	$24,794	$20,137	$23,532

Net earned premiums	$22,908	$20,972	$22,681
Net losses and loss adjustment expenses	10,029	12,410	13,785
Underwriting expenses	11,963	8,874	9,399

Underwriting income (loss)	$916	$(312)	$(503)

Loss ratio	43.8%	59.2%	60.8%
Expense ratio	52.2	42.3	41.4

Combined ratio	96.0%	101.5%	102.2%

(1)	Excludes $16.2 million and $22.2 million in written premiums ceded to Georgia Casualty in 2005 and 2004, respectively.

(2)	Written premiums of $0.7 million in 2005 and $5.9 million in 2004 assumed from Georgia Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

Gross written premiums at Association Casualty increased $9.6 million, or 37.1%, during 2006 as compared to 2005. The increase in gross written premiums was primarily due to the additional premiums retained as a result of the mutual agreement not to enforce a separate reinsurance agreement between Association Casualty and Georgia Casualty. During 2005, Association Casualty had ceded $16.2 million in direct written premiums to Georgia Casualty under this agreement. Effective September 1, 2005, Association Casualty, ceased ceding any portion of its business to Georgia Casualty.

Ceded premiums at Association Casualty increased $4.9 million, or 86.5%, during 2006 as compared to 2005. Excluding catastrophe reinsurance rates, which increased 117.0% in 2006 over 2005, general reinsurance rates increased 7.9% during 2006 as compared to 2005. In addition to the overall increase in reinsurance rates, the increase in ceded premiums was also due to the increase in retained business and the risk characteristics related thereto. Prior to September 1, 2005, the business underwritten by Georgia Casualty on behalf of Association Casualty was ceded 100% to Georgia Casualty rather than to a third party reinsurer. As a result of the third party cessions in 2006, ceded premiums increased correspondingly.

Gross written premiums at Association Casualty decreased $2.4 million, or 8.5%, during 2005 as compared to 2004. The decrease in gross written premiums was primarily attributable to the termination of the quota share reinsurance agreement with Georgia Casualty in 2005. In addition, Association Casualty experienced an increased level of price competition in the Texas marketplace resulting in a decline in Texas direct written premiums. Direct written premiums in other Southeastern states partially offset declines in Texas direct written premiums.

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

The following table summarizes, for the periods indicated, Association Casualty’s earned premiums by line of business:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Workers’ compensation	$8,374	$9,613	$11,357
Business automobile	4,899	4,265	4,119
General liability	1,027	350	558
Property	8,608	6,744	6,647

Total earned premium	$22,908	$20,972	$22,681

Net earned premiums increased $1.9 million, or 9.2%, during 2006 as compared to 2005. The increase in net earned premiums was primarily due to a higher level of premium volume written and retained during 2006 and 2005, the majority of which is reflected as earned in 2006. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2006 are related to premiums written during both 2005 and 2006.

Net earned premiums decreased $1.7 million, or 7.5%, during 2005 as compared to 2004 primarily due to the termination of the quota share reinsurance agreement discussed previously.

The combined ratio for Association Casualty decreased to 96.0% in 2006 from 101.5% in 2005. The loss ratio decreased to 43.8% in 2006 from 59.2% in 2005. The decrease in the loss ratio was due to several factors. During 2005, Association Casualty incurred losses and loss adjustment expenses of $0.7 million in connection with the quota share reinsurance agreement with Georgia Casualty. This quota share reinsurance agreement was terminated in 2005 and, accordingly, no such losses were incurred in 2006. Also during 2005, Association Casualty’s loss ratio was negatively impacted by an increasing number of construction defect claims on liability policies, which did not recur in 2006. In addition, Association Casualty experienced favorable loss development during 2006, which also contributed to the decrease in the loss ratio. The expense ratio increased to 52.2% in 2006 from 42.3% in 2005. The increase in the expense ratio was primarily due to an increased share of allocated underwriting expenses that were directly related to the additional retained business that had previously been ceded to Georgia Casualty.

The combined ratio for Association Casualty decreased to 101.5% in 2005 from 102.2% in 2004. The loss ratio decreased to 59.2% in 2005 from 60.8% in 2004. The decrease in the loss ratio was primarily due to a decline in the overall number of claims reported in 2005 and the severity of those claims as compared to 2004. However, Association Casualty’s loss ratio during 2005 was impacted by an increasing number of construction defect claims on liability policies, which increased loss adjustment expenses and produced a higher than targeted loss ratio. The expense ratio increased to 42.3% in 2005 from 41.4% in 2004 primarily due to an increase in premium tax rates. Effective September 1, 2005, Association Casualty no longer ceded any portion of its business to Georgia Casualty. This business, now retained by Association Casualty, had premium tax rates that approximate up to 4% compared to its previous average rate of 2.8%. Also contributing to the increase in the expense ratio was the decrease in net earned premiums coupled with a consistent level of fixed expenses.

Georgia Casualty

The following table summarizes, for the periods indicated, Georgia Casualty’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gross written premiums(1)	$20,715	$48,388	$65,345
Ceded premiums	(8,747)	(19,943)	(17,479)
Ceded premiums(2)	(67)	(745)	(5,913)

Net written premiums	$11,901	$27,700	$41,953

Net earned premiums	$21,218	$39,270	$34,675
Net losses and loss adjustment expenses	16,443	32,064	28,670
Underwriting expenses	14,074	16,607	15,839

Underwriting loss	$(9,299)	$(9,401)	$(9,834)

Loss ratio	77.5%	81.6%	82.7%
Expense ratio	66.3	42.3	45.7

Combined ratio	143.8%	123.9%	128.4%

(1)	Includes $16.2 million and $22.2 million in written premiums assumed from Assocation Casualty in 2005 and 2004, respectively.

(2)	Written premiums of $0.7 million in 2005 and $5.9 million in 2004 ceded to Association Casualty under a quota share reinsurance agreement and eliminated in consolidation. This agreement was terminated effective August 31, 2005.

Gross written premiums at Georgia Casualty decreased $27.7 million, or 57.2%, during 2006 as compared to 2005. The decrease in gross written premiums was attributable to several factors. As discussed previously, effective September 1, 2005, Georgia Casualty no longer assumed new business writings from Association Casualty and, as a result, written premiums decreased $15.3 million. Also contributing to the decrease in gross written premiums was the non-renewal of targeted classes of property business as well as the reassessment of coastal property exposures, both of which began in 2005. Georgia Casualty has ceased writing policies with significant heavy automobile exposures and has significantly increased its required buffer zone away from wind prone coastal exposures. These initiatives, coupled with an increased level of price competition in the marketplace, resulted in a significant decrease in gross written premiums during 2006.

Ceded premiums at Georgia Casualty decreased $11.9 million, or 57.4%, during 2006 as compared to 2005. The decrease in ceded premiums was primarily attributable to the significant decline in gross written premiums. Also contributing to the decrease in ceded premiums were significant 2005 adjustments to umbrella and catastrophe ceded premiums that did not recur during the comparable periods of 2006.

Gross written premiums at Georgia Casualty decreased $17.0 million, or 25.9%, during 2005 as compared to 2004. The decrease in premiums was primarily attributable to the non-renewal of unprofitable accounts and reassessment of coastal property exposures. During 2005, accounts resulting in approximately $5.9 million in annualized gross written premiums were non-renewed as a result of these initiatives. Also, Georgia Casualty experienced an increased level of price competition in the marketplace and ceased writing new property business in the state of Florida, both of which resulted in a decrease in 2005 business of approximately $4.0 million from 2004. Effective August 31, 2005, Georgia Casualty and Association Casualty terminated their quota share reinsurance agreement. In addition, effective September 1, 2005, Georgia Casualty no longer assumed business originated by Georgia Casualty and written by Association Casualty. During 2005, Georgia Casualty’s written premiums on behalf of Association Casualty and subsequently reinsured by Georgia Casualty were $16.2 million compared to $22.2 million in 2004, a decrease of $6.0 million. Since September 1, 2005, such business has remained with Association Casualty.

Ceded premiums at Georgia Casualty decreased $2.7 million, or 11.6%, during 2005 as compared to 2004. The decrease in ceded premiums was primarily due to the non-recurring accrual of an arbitration award of $3.1 million during 2004 which resulted from a dispute with one of Georgia Casualty’s reinsurers. Also contributing to the comparative reduction was the termination of the quota share reinsurance agreement, discussed previously, and a negotiated rate adjustment to a broker’s commission, both of which resulted in a $5.8 million reduction in 2005 ceded premiums. Additionally, in 2005, Georgia Casualty accrued hurricane related expenses of $0.9 million in catastrophic reinsurance reinstatement premiums, compared to $1.4 million in 2004, which consisted of $0.5 million in catastrophic reinsurance reinstatement premiums and a $0.9 million adjustment to the reinsurance provisional rate accrual. Offsetting the decrease in ceded premiums were increased rates as a result of more recent contract negotiations that became effective on January 1, 2005. Ceded premiums increased by approximately $3.2 million due to 2005 rate increases. Prior to 2005, Georgia Casualty’s primary working layer reinsurance contract provided for variable pricing based upon the company’s actual loss experience; beginning in 2005 all of the company’s reinsurance contracts provided for fixed rate pricing. Georgia Casualty accrued additional reinsurance charges in 2005 related to prior years’ reinsurance contracts with experience rated variable pricing based on current year development of prior accident year claims.

The following table summarizes, for the periods indicated, Georgia Casualty’s earned premiums by line of business:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Workers’ compensation	$8,363	$12,909	$11,608
Business automobile	4,322	11,026	9,470
General liability	2,001	434	351
Property	6,532	14,901	13,246

Total earned premium	$21,218	$39,270	$34,675

Net earned premiums decreased $18.1 million, or 46.0%, during 2006 as compared to 2005 primarily as a result of the initiatives discussed previously in combination with the significant price competition on significantly all of Georgia Casualty’s products.

Net earned premiums increased $4.6 million, or 13.3%, during 2005 as compared to 2004 primarily due to the non-recurrence of the $3.1 million arbitration award accrued as ceded premium in 2004. Also contributing to the increase was a higher level of premium volume written during 2004 which was reflected as earned in 2005. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2005 were related to premiums written during both 2004 and 2005.

The combined ratio for Georgia Casualty increased to 143.8% in 2006 from 123.9% in 2005. The loss ratio decreased to 77.5% in 2006 from 81.6% in 2005. The decrease in the loss ratio was due to numerous large losses from fires, fatalities, and tornados incurred by Georgia Casualty during 2005, which did not recur in 2006. Also in 2005, Georgia Casualty incurred $1.0 million in net hurricane related losses, before consideration of state windstorm assessments related thereto. The magnitude and frequency of these losses had a significant impact on the loss ratio during 2005, and did not recur in 2006. In addition, Georgia Casualty has benefited from the extensive re-underwriting of its book of business that began in the latter part of 2005. The expense ratio increased to 66.3% in 2006 from 42.3% in 2005. The increase in the expense ratio was primarily attributable to a $2.2 million charge related to an assessment from the Mississippi Windstorm Underwriting Association and a $1.0 million increase in the second injury trust fund assessment accrual, both of which were expensed in 2006. Also contributing to the increase in the expense ratio was the significant decrease in net earned premiums described above.

The combined ratio for Georgia Casualty decreased to 123.9% in 2005 from 128.4% in 2004. The loss ratio decreased to 81.6% in 2005 from 82.7% in 2004. The decrease in the loss ratio was primarily due to a decrease in hurricane related losses. During 2005, Georgia Casualty incurred $1.0 million in net hurricane related losses compared to $1.4 million in 2004. However, Georgia Casualty’s loss ratio during 2005 was impacted by a significant increase in both the frequency and severity of claims particularly in the first quarter of 2005. In 2005, Georgia Casualty incurred numerous large claims related to losses from fires, fatalities, and tornados as discussed previously above. The expense ratio decreased to 42.3% in 2005 from 45.7% in 2004. The decrease in the expense ratio was primarily due to a consistent level of fixed expenses coupled with an increase in net earned premiums.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Medicare supplement	$44,919	$51,414	$49,575
Other health products	3,041	2,890	2,933
Life insurance	10,960	11,600	12,934

Total earned premium	58,920	65,904	65,442

Insurance benefits and losses	42,020	46,375	45,827
Underwriting expenses	18,669	19,672	19,679

Total expenses	60,689	66,047	65,506

Underwriting loss	$(1,769)	$(143)	$(64)

Premium revenue at Bankers Fidelity decreased $7.0 million, or 10.6%, during 2006 as compared to 2005. The most significant decrease in premiums was in the Medicare supplement line of business, where premiums decreased $6.5 million, or 12.6%, due to the continued decline in new business levels and non-renewal of certain policies that resulted from increased competition. Increased competition includes not only traditional insurance company competitors but also the federal government as it provides incentives directly and indirectly to seniors to exit traditional Medicare programs and choose instead Medicare Advantage and other similar plans which result in much different economics to the insured. In 2006, the company’s key states in terms of premium revenue were Georgia, Pennsylvania, Ohio, Utah and West Virginia, which collectively accounted for approximately 56% of total earned premium for 2006. The Medicare supplement line of business in these states increased approximately $0.1 million as compared to 2005. Premiums from the life insurance line of business decreased $0.6 million, or 5.5%, during 2006 due to the continued decline in sales related activities.

Premium revenue at Bankers Fidelity increased $0.5 million, or .7%, during 2005 as compared to 2004. Premiums from the Medicare supplement line of business increased $1.8 million, or 3.7%, in 2005 over 2004 and accounted for 78% of total 2005 earned premium. In 2005, the company’s five key states in terms of premium revenue were consistent with those in 2006 and accounted for approximately 57% of total earned premium for 2005. The Medicare supplement line of business in these states increased approximately $0.5 million as compared to 2004. Significant rate increases on existing Medicare supplement business implemented in varying amounts by state and plan in 2004 resulted in increased revenues in 2005. In addition, during 2004, Bankers Fidelity purchased a block of Medicare supplement business with an estimated annualized premium of $4.5 million, which increased premium revenue during 2005. Partially offsetting the 2005 increase in Medicare supplement premium was a decline in new business levels and existing policies that resulted from increased competition. Premiums from the life insurance line of business decreased $1.3 million, or 10.3%, during 2005 due to a decline in sales related activities.

Benefits and losses decreased $4.4 million, or 9.4%, during 2006 as compared to 2005 and increased $0.5 million, or 1.2% during 2005 over 2004. As a percentage of earned premiums, benefits and losses were 71.3% in 2006 compared to 70.4% in 2005 and 70.0% in 2004. The increase in the loss ratio in 2006 was primarily due to the continued aging of the life business.

Underwriting expenses decreased $1.0 million, or 5.1%, during 2006 as compared to 2005, and decreased slightly during 2005 from 2004. The decrease in underwriting expenses during 2006 was directly related to the decline in premium revenues. As a percentage of earned premiums, these expenses were 31.7% in 2006 compared to 29.8% in 2005 and 30.1% in 2004. The increase in the expense ratio during 2006 was primarily due to a consistent level of fixed underwriting and other expenses in conjunction with a decrease in premium revenues.

Investment Income And Realized Gains

Investment income of $18.3 million increased $1.6 million, or 9.8%, during 2006 as compared to 2005 and increased $0.8 million, or 5.2%, during 2005 as compared to 2004. The increase in investment income during 2006 and 2005 was primarily due to a higher level of average invested assets as well as a higher average yield on these investments.

The Company had net realized investment gains of $6.7 million in 2006 compared to net realized investment losses of $10.5 million in 2005 and net realized investment gains of $2.2 million in 2004. The increase in net realized gains in 2006 was primarily due to the sale of a portion of the Company’s automotive sector investments (bonds of GM and Ford), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $6.7 million. During the years ended December 31, 2005 and 2004, the Company recorded investment impairments due to other than temporary declines in values, which reduced reported realized investment gains, related to the following investments:

	2006	2005	2004
	(In thousands)

Corporate bonds	$—	$9,492	$—
Redeemable preferred stocks	$—	$1,274	$281
Common stocks	$—	$—	$179

While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $10.8 million in 2005 and $0.5 million in 2004. The impairment losses for 2005 were due primarily to the write down of the value of GM, GMAC, and Ford fixed maturity investments, all of which resulted in a charge of $10.7 million. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Note 2 of Notes to Consolidated Financial Statements.)

Interest Expense

Interest expense of $4.6 million increased $1.0 million, or 27.5%, during 2006 as compared to 2005. The increase in interest expense during 2006 was due primarily to an increase in interest rates. During 2006, the Company’s outstanding debt had a variable interest rate tied to three-month London Interbank Offered Rate (“LIBOR”), which increased throughout 2006. Also, on February 28, 2006, the Company entered into a $3.0 million term loan credit agreement with Wachovia Bank, N.A. (“Wachovia”), which resulted in a higher average debt level and increased interest expense during 2006 as compared to the prior year. In the fourth quarter of 2006, the Company entered into a new credit agreement containing a revolving credit facility (the “Revolver”). Borrowings under the Revolver were used to repay the amounts outstanding under the Company’s prior term loans with Wachovia (as described below in “Liquidity and Capital Resources”).

Interest expense of $3.6 million increased $0.5 million, or 17.6%, during 2005 as compared to 2004. The increase in interest expense during 2005 was due to an increase in interest rates. During 2005, the Company’s outstanding debt had a variable interest rate tied to three-month LIBOR, which increased throughout 2005. In the third quarter of 2004 and during 2005, the Company repaid $4.8 million in principal on a then-existing term loan to Wachovia, which helped to offset the increase in interest expense by reducing the average debt level.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.6 million, or 2.1%, in 2006 as compared to 2005. The decrease in other expenses during 2006 was primarily attributable to a reduction in commission expenses that resulted directly from a decline in premium revenue. The decrease in premium revenue that occurred in 2006 was primarily due to the non-renewal of targeted classes of property business, the reassessment of coastal property exposures, lower sales activity, and an increased level of price competition. Partially offsetting the decrease in other expenses during 2006 was a $2.2 million charge related to a Mississippi windstorm assessment which was not covered by reinsurance and a $1.0 million second injury trust fund accrual adjustment, both of which occurred in the Company’s property and casualty operations. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 46.7% in 2006 from 41.3% in 2005. The increase in the expense ratio during 2006 was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues. In the fourth quarter of 2006, the Company completed a reassessment of all positions in the property and casualty operations. As a result of such analysis, there was a right sizing of the workforce and $0.1 million of severance expense was incurred.

Other expenses (commissions, underwriting expenses, and other expenses) increased $3.6 million, or 5.2%, in 2005 as compared to 2004. The increase in other expenses during 2005 was primarily attributable to increased acquisition costs at American Southern. Agents’ variable commissions at American Southern increased $0.8 million during 2005 due primarily to lower loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease. Fixed commissions at American Southern also increased $0.4 million during 2005 primarily as a result of the increased surety bond business, which has a higher commission rate than other lines of business. In addition, the deferral of acquisition costs at American Southern in 2005 decreased $0.9 million from 2004 and, as a result, increased other expenses during 2005. The decrease in deferred acquisition costs at American Southern was primarily due to a significantly lower level of premium growth in 2005 than that which occurred in 2004. The Company also experienced a significant increase in expenses related to Sarbanes-Oxley compliance work and audit fee accruals. These expenses increased $1.3 million, or 207.9%, in 2005 as compared to 2004. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 41.3% in 2005 from 40.8% in 2004.

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

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2006, the Parent’s insurance subsidiaries had statutory surplus of $114.4 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries were $14.8 million, $9.8 million, and $9.0 million in 2006, 2005, and 2004, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.1 million, $3.1 million and $4.5 million was paid to the Parent under the tax sharing agreements in 2006, 2005, and 2004, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $9.2 million in 2006, $13.2 million in 2005, and $5.8 million in 2004. As a result of the Parent’s tax loss carryforwards, which totaled approximately $11.9 million at December 31, 2006, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds with which to meet its cash flow obligations.

At December 31, 2006, the Company’s $54.0 million of borrowings consisted of $12.8 million of bank debt with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). On December 22, 2006, the Company entered into a credit agreement (the “Credit Agreement”) with Wachovia providing for a reducing revolving credit facility pursuant to which the Company may, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. Borrowings under the Credit Agreement were used to repay amounts outstanding under the Company’s prior term loans with Wachovia, which were terminated upon the closing of the Credit Agreement, and are to be used for general corporate purposes. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined), and was 7.37% at December 31, 2006. The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $0.5 million in principal on each of June 30 and December 31, 2007 and 2008, $1.0 million and $1.5 million in principal on June 30 and December 31, 2009, respectively, with one final payment of $10.5 million in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2006, the effective interest rate was 9.43%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

The Company intends to pay its obligations under the Credit Agreement and the Junior Subordinated Debentures using dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Credit Agreement can be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.

At December 31, 2006, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At December 31, 2006, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $13.3 million. On September 30, 2006, the Company issued and sold 70,000 shares of its Series D Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”) to Gulf Capital Services, Ltd., an affiliate of the Company’s Chairman, for an aggregate purchase price of $7.0 million. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. As of December 31, 2006, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $0.1 million.

Net cash provided by operating activities totaled $0.5 million in 2006, $11.3 million in 2005, and $6.0 million in 2004. The decrease in operating cash flows during 2006 was primarily attributable to the significant decrease in premiums coupled with an increase in loss related payments to settle prior years’ outstanding claims. The increase in operating cash flows in 2005 as compared to 2004 was attributable to more aggressive collection efforts related to reinsurance and other receivables. Cash and short-term investments decreased to $27.3 million at December 31, 2006 from $41.8 million at December 31, 2005. The decrease in cash and short-term investments during 2006 was primarily due to an increased level of investing exceeding normal sales and maturities. Partially offsetting the 2006 decrease in cash and short-term investments was the issuance of Series D Preferred Stock for an aggregate purchase price of $7.0 million and $3.0 million in bank financing. Cash and short-term investments at December 31, 2006 of $27.3 million are believed to be sufficient to meet the Company’s near-term needs.

The Company believes that the cash flows it receives from its subsidiaries and, if needed, additional borrowings from banks and affiliates of the Company will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company does not currently expect to apply the fair value option to any eligible items.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition of the overfunded or underfunded status of a defined benefit pension plan as an asset or liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in shareholders’ equity. Under previous accounting standards, information about the then-current funded status of such plan was reported in the notes to the financial statements. The recognition and the disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The guidance provided by SAB No. 108 was considered and did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS No. 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Adoption of this Interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company will adopt SOP 05-1 on January 1, 2007 and does not expect the effect of the adoption to be material.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board (“APB”) Opinion No. 20 and SFAS No. 3”. SFAS No. 154 applies to all voluntary changes in accounting principles and changes the requirements of accounting for and reporting a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The transition method included a prospective or retrospective adoption option. The Company adopted SFAS No. 123R during the first quarter of 2006 using the prospective method. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

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

Contractual Obligations

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Bank debt payable	$12,750	$1,000	$3,500	$8,250	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	101,482	4,681	8,353	8,510	79,938
Operating leases	4,557	1,095	2,172	1,183	107
Purchase commitments(2)	11,900	11,849	51	—	—
Losses and claims(3)	162,950	61,302	48,527	18,375	34,746
Future policy benefits(4)	52,019	8,785	17,918	17,795	7,521
Unearned premiums(5)	26,535	11,940	7,742	3,631	3,222
Other policy liabilities	1,816	1,816	—	—	—

Total	$415,247	$102,468	$88,263	$57,744	$166,772

(1)	Interest payable is based on interest rates as of December 31, 2006 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are variable and are equal to three-month LIBOR plus an applicable predetermined margin.

(2)	Represents balances due for goods and/or services which have been contractually committed as of December 31, 2006. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

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

Interest Rate and Market Risk

Due to the nature of the Company’s business, it is exposed to both interest rate and market risk. Changes in interest rates, which represent a significant risk factor affecting the Company, may result in changes in the fair value of the Company’s investments, cash flows and interest income and expense. To manage this risk, the Company generally invests in U.S. Government agency fixed maturity securities and monitors its level of investment in securities that are directly linked to loans or mortgages.

The Company is also subject to risk from changes in equity prices. For instance, Atlantic American owned $19.9 million of common stock of Wachovia Corporation at December 31, 2006. A 10% decrease in the share price of the common stock of Wachovia Corporation would result in a decrease of approximately $1.3 million to shareholders’ equity.

The table below summarizes the estimated fair values that might result from changes in interest rates applicable to the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair value	−100bp	−200bp
	(In thousands)

December 31, 2006	$232,709	$246,666	$262,316	$279,888	$299,721
December 31, 2005	$206,316	$219,123	$233,570	$249,937	$268,567

The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in share price would have on the value of the Company’s equity portfolio, including the Company’s single largest equity holding.

	+20%	+10%	Fair Value	−10%	−20%
	(In thousands)

December 31, 2006
Investment in Wachovia Corporation	$23,892	$21,901	$19,910	$17,919	$15,928
Other equity holdings	10,699	9,808	8,916	8,024	7,133

Total equity holdings	$34,591	$31,709	$28,826	$25,943	$23,061

December 31, 2005
Investment in Wachovia Corporation	$27,441	$25,154	$22,867	$20,580	$18,293
Other equity holdings	13,893	12,736	11,578	10,421	9,263

Total equity holdings	$41,334	$37,890	$34,445	$31,001	$27,556

The interest rate on the Company’s debt is variable and based on LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense.

	Interest Expense			Interest Expense
	+200bp	+100bp	Debt	−100bp	−200bp
	(In thousands)

December 31, 2006	$1,055	$528	$53,988	$(528)	$(1,055)
December 31, 2005	$1,005	$503	$51,488	$(503)	$(1,005)

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited schedules II, III, IV and VI as of and for each of the three years in the period ended December 31, 2006. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO SEIDMAN LLP

Atlanta, Georgia
March 28, 2007

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents, including short-term investments of $20,188 and $27,726 in 2006 and 2005, respectively	$27,294	$41,776
Investments	298,775	276,968
Receivables:
Reinsurance	54,493	57,406
Other, net of allowance for doubtful accounts of $1,718 and $1,501 in 2006 and 2005, respectively	34,976	37,643
Deferred income taxes, net	5,755	7,099
Deferred acquisition costs	24,418	27,835
Other assets	9,913	8,682
Goodwill	3,008	3,008

Total assets	$458,632	$460,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$267,507	$283,297
Accounts payable and accrued expenses	42,949	38,179
Payable for securities	—	7,000
Debt payable	53,988	51,488

Total liabilities	364,444	379,964

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding in 2006; $7,000 redemption value	70	—
Common stock, $1 par, 50,000,000 shares authorized;
21,484,440 shares issued in 2006 and 21,412,138 shares issued in 2005 and 21,481,413 shares outstanding in 2006 and 21,383,255 shares outstanding in 2005	21,484	21,412
Additional paid-in capital	55,832	48,925
Retained earnings (accumulated deficit)	4,969	(2,780)
Accumulated other comprehensive income	11,707	12,846
Treasury stock, at cost, 3,027 shares in 2006 and 28,883 shares in 2005	(8)	(84)

Total shareholders’ equity	94,188	80,453

Total liabilities and shareholders’ equity	$458,632	$460,417

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except
	per share data)

Revenue:
Insurance premiums	$153,705	$177,593	$170,860
Investment income	18,323	16,685	15,860
Other income	813	1,263	1,183
Realized investment gains (losses), net	6,691	(10,456)	2,199

Total revenue	179,532	185,085	190,102

Benefits and expenses:
Insurance benefits and losses incurred	91,932	115,676	113,077
Commissions and underwriting expenses	56,106	58,376	56,089
Interest expense	4,605	3,611	3,071
Other	15,600	14,887	13,544

Total benefits and expenses	168,243	192,550	185,781

Income (loss) before income taxes	11,289	(7,465)	4,321
Income tax expense (benefit)	2,353	(4,290)	(696)

Net income (loss)	8,936	(3,175)	5,017
Preferred stock dividends	(1,333)	(1,206)	(1,216)

Net income (loss) applicable to common stock	$7,603	$(4,381)	$3,801

Basic earnings (loss) per common share:	$.36	$(.21)	$.18

Diluted earnings (loss) per common share:	$.33	$(.21)	$.18

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Retained	Accumulated
			Additional	Earnings	Other
	Preferred	Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Deficit)	Income	Stock	Total
	(Dollars in thousands)

Balance, December 31, 2003	$139	$21,412	$51,956	$(4,457)	$18,293	$(450)	$86,893
Comprehensive income:
Net income	—	—	—	5,017	—	—	5,017
Decrease in unrealized investment gains	—	—	—	—	(1,985)	—	(1,985)
Fair value adjustment to derivative financial instrument	—	—	—	—	445	—	445
Minimum pension liability adjustment	—	—	—	—	(131)	—	(131)
Deferred income tax attributable to other comprehensive income	—	—	—	—	585	—	585

Total comprehensive income	—	—	—	—	—	—	3,931
Preferred stock redeemed	(5)	—	(495)	—	—	—	(500)
Dividends accrued on preferred stock	—	—	(1,216)	—	—	—	(1,216)
Deferred share compensation expense	—	—	27	—	—	—	27
Restricted stock grants	—	—	(158)	—	—	158	—
Amortization of unearned compensation	—	—	176	—	—	—	176
Acquisition of 248,290 shares for treasury	—	—	—	—	—	(747)	(747)
Issuance of 199,599 shares for employee benefit plans and stock options	—	—	57	(98)	—	437	396

Balance, December 31, 2004	134	21,412	50,347	462	17,207	(602)	88,960
Comprehensive loss:
Net loss	—	—	—	(3,175)	—	—	(3,175)
Decrease in unrealized investment gains	—	—	—	—	(6,549)	—	(6,549)
Minimum pension liability adjustment	—	—	—	—	(160)	—	(160)
Deferred income tax attributable to other comprehensive loss	—	—	—	—	2,348	—	2,348

Total comprehensive loss	—	—	—	—	—	—	(7,536)
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	(1,206)
Deferred share compensation expense	—	—	(201)	(40)	—	240	(1)
Restricted stock grants	—	—	(66)	—	—	66	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 45,619 shares for treasury	—	—	—	—	—	(132)	(132)
Issuance of 194,026 shares for employee benefit plans and stock options	—	—	(15)	(27)	—	344	302

Balance, December 31, 2005	134	21,412	48,925	(2,780)	12,846	(84)	80,453
Comprehensive income:
Net income	—	—	—	8,936	—	—	8,936
Decrease in unrealized investment gains	—	—	—	—	(660)	—	(660)
Fair value adjustment to derivative financial instrument	—	—	—	—	(165)	—	(165)
Minimum pension liability adjustment	—	—	—	—	216	—	216
Minimum pension liability adjustment due to adoption of SFAS 158	—	—	—	—	(1,144)	—	(1,144)
Deferred income tax attributable to other comprehensive income	—	—	—	—	614	—	614

Total comprehensive income	—	—	—	—	—	—	7,797
Issuance of 70,000 shares of preferred stock	70	—	6,930	—	—	—	7,000
Dividends accrued on preferred stock	—	—	(155)	(1,178)	—	—	(1,333)
Deferred share compensation expense		—	4	—	—	—	4
Restricted stock grants	—	22	(22)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 25,774 shares for treasury	—	—	—	—	—	(70)	(70)
Issuance of 102,009 shares for employee benefit plans and stock options	—	50	84	(9)	—	146	271

Balance, December 31, 2006	$204	$21,484	$55,832	$4,969	$11,707	$(8)	$94,188

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$8,936	$(3,175)	$5,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred acquisition costs	23,486	26,264	22,846
Acquisition costs deferred	(20,069)	(23,741)	(25,208)
Realized investment (gains) losses, net	(6,691)	10,456	(2,199)
(Decrease) increase in insurance reserves and policyholder funds	(15,790)	(6,503)	27,468
Compensation expense related to share awards	70	65	203
Depreciation and amortization	955	1,079	1,361
Deferred income tax expense (benefit)	1,957	(4,275)	(834)
Decrease (increase) in receivables, net	7,131	14,932	(26,024)
Increase (decrease) in other liabilities	2,344	(1,701)	990
Other, net	(1,833)	(2,134)	2,406

Net cash provided by operating activities	496	11,267	6,026

Cash flows from investing activities:
Proceeds from investments sold	35,197	44,606	45,924
Proceeds from investments matured, called or redeemed	36,234	56,778	58,645
Investments purchased	(95,556)	(109,310)	(100,645)
Additions to property and equipment	(299)	(675)	(575)
Acquired insurance reserves and policy funds (Note 3)	—	—	1,448

Net cash (used in) provided by investing activities	(24,424)	(8,601)	4,797

Cash flows from financing activities:
Proceeds from issuance of Series D Preferred Stock	7,000	—	—
Preferred stock redemption	—	—	(500)
Preferred stock dividends paid	—	—	(10)
Proceeds from exercise of stock options	16	34	154
Purchase of treasury shares	(70)	(132)	(747)
Proceeds from bank financing	15,750	—	—
Repayments of debt	(13,250)	(1,750)	(3,000)

Net cash provided by (used in) financing activities	9,446	(1,848)	(4,103)

Net (decrease) increase in cash and cash equivalents	(14,482)	818	6,720
Cash and cash equivalents at beginning of year	41,776	40,958	34,238

Cash and cash equivalents at end of year	$27,294	$41,776	$40,958

Supplemental cash flow information:
Cash paid for interest	$4,711	$3,470	$3,189

Cash (received) paid for income taxes	$(67)	$317	$1,218

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2006, the Parent had five insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-insurance subsidiaries, Association Risk Management General Agency, Inc., and Self-Insurance Administrators, Inc. (“SIA, Inc.”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are together termed “Association Casualty.”

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Benefits and expenses are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded goodwill was identified during any of the periods presented.

Investments

The Company’s investments in both fixed maturity securities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. Certain non-redeemable preferred stocks that do not have quoted values are carried at estimated fair value as determined by management. With the exception of short-term securities for which amortized cost is predominately used to approximate fair value, security prices are first sought from NAIC pricing services with the remaining unpriced securities submitted to brokers for prices. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures. Those which are publicly traded are carried at estimated fair value and the others are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. In evaluating impairment, the Company considers, among other factors, the expected holding period, the nature of the investment and the prospects for the company and its industry. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated for stock options and share awards outstanding using the treasury stock method and assumed conversion of the Series B and Series D Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The adoption of SFAS 123R did not have a material impact on the Company’s consolidated statements of operations or net income (loss) per share. Prior to January 1, 2006, stock options were reported under the recognition and measurement principles of APB Opinion No. 25 instead of the fair value approach recommended in SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Accordingly, no stock-based employee compensation cost attributable to stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma net income (loss) and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was determined at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005 and 2004, the Company’s net income (loss) and net income (loss) per share would have been as follows:

	2005	2004

Net income (loss), as reported	$(3,175)	$5,017
Add: Stock-based employee compensation expense included in reported net income(loss), net of tax	42	132
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	(144)	(344)

Pro forma net income (loss)	$(3,277)	$4,805

Net income (loss) per common share:
Basic — as reported	$(.21)	$.18
Basic — pro forma	$(.21)	$.17
Diluted — as reported	$(.21)	$.18
Diluted — pro forma	$(.21)	$.17

The resulting pro forma compensation cost may not be representative of that to be expected in future years.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e., the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company does not currently expect to apply the fair value option to any eligible items.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106, and 132(R).” SFAS No. 158 requires the full recognition of the overfunded or underfunded status of a defined benefit pension plan as an asset or liability along with a corresponding after-tax adjustment to accumulated other comprehensive income (loss) included in shareholders’ equity. Under previous accounting standards, information about the then-current funded status of such plan was reported in the notes to the financial statements. The recognition and the disclosure requirements of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance for how errors should be evaluated to assess materiality from a quantitative perspective. SAB No. 108 permits companies to initially apply its provisions by either restating prior financial statements or recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment to retained earnings. The guidance provided by SAB No. 108 was considered and did not have an effect on the Company’s financial position or results of operations.

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

In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. Adoption of this Interpretation is not expected to have a material impact on the Company’s financial position or results of operations.

In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts”, (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company will adopt SOP 05-1 on January 1, 2007 and does not expect the effect of the adoption to be material.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principles and changes the requirements of accounting for and reporting a change in accounting principle and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless such application is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income, in the period of the change, the cumulative effect of change to the new accounting principle. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all companies to recognize compensation costs for share-based payments to employees based on the grant-date fair value of the award for financial statements. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The transition method included a prospective or retrospective adoption option. The Company adopted SFAS No. 123R during the first quarter of 2006 using the prospective method. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

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

Note 2.	Investments

Investments were comprised of the following:

	2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$176,302	$169	$2,411	$178,544
Obligations of states and political subdivisions	824	20	—	804
Corporate securities	64,499	3,890	493	61,102
Mortgage-backed securities (government guaranteed)	2,093	13	25	2,105
Redeemable preferred stocks	18,598	938	185	17,845

Total fixed maturities	262,316	5,030	3,114	260,400
Common and non-redeemable preferred stocks	28,826	17,669	122	11,279
Other invested assets (estimated fair value of $3,030)	3,030	—	69	3,099
Mortgage loans (estimated fair value of $1,564)	1,378	—	—	1,378
Policy and student loans	1,949	—	—	1,949
Real estate	38	—	—	38
Investment in unconsolidated trusts	1,238	—	—	1,238

	298,775	22,699	3,305	279,381
Short-term investments	20,188	—	—	20,188

Total investments	$318,963	$22,699	$3,305	$299,569

	2005
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$139,113	$286	$1,919	$140,746
Obligations of states and political subdivisions	1,037	35	—	1,002
Corporate securities	66,072	1,441	361	64,992
Mortgage-backed securities (government guaranteed)	2,459	29	24	2,454
Redeemable preferred stocks	24,889	200	344	25,033

Total fixed maturities	233,570	1,991	2,648	234,227
Common and non-redeemable preferred stocks	34,445	20,800	90	13,735
Other invested assets (estimated fair value of $4,887)	3,660	1	—	3,659
Mortgage loans (estimated fair value of $2,664)	1,941	—	—	1,941
Policy and student loans	2,076	—	—	2,076
Real estate	38	—	—	38
Investment in unconsolidated trusts	1,238	—	—	1,238

	276,968	22,792	2,738	256,914
Short-term investments	27,726	—	—	27,726

Total investments	$304,694	$22,792	$2,738	$284,640

Bonds and short-term investments having an amortized cost of $17,856 and $17,861 were on deposit with insurance regulatory authorities at December 31, 2006 and 2005, respectively, in accordance with statutory requirements.

Securities with unrealized losses at December 31, 2006 and 2005 were as follows:

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$43,189	$365	$99,300	$2,071	$142,489	$2,436
Corporate securities	9,142	75	11,409	418	20,551	493
Redeemable preferred stocks	—	—	6,850	185	6,850	185
Common and non-redeemable preferred stocks	1,201	113	1,491	9	2,692	122
Other invested assets	3,030	69	—	—	3,030	69

Total temporary impaired securities	$56,562	$622	$119,050	$2,683	$175,612	$3,305

	2005
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$85,191	$1,215	$36,406	$728	$121,597	$1,943
Corporate securities	7,044	185	5,102	176	12,146	361
Redeemable preferred stocks	4,282	169	5,543	175	9,825	344
Common and non-redeemable preferred stocks	2,795	61	794	29	3,589	90

Total temporary impaired securities	$99,312	$1,630	$47,845	$1,108	$147,157	$2,738

Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. The majority of the unrealized losses at both December 31, 2006 and 2005 were primarily attributable to increases in interest yields on comparable investments.

Excluding U.S. Treasury securities and obligations of U.S. Government agencies and authorities, the change in value of which is deemed solely related to interest rate movements, the Company held investments in less than 30 issuers which had unrealized investment losses at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had investments of $777 and $424, respectively, in the common stocks of each of Gray Television and Triple Crown Media, with temporary impairments not exceeding 13% of the carrying value of each invesment. Both of the companies were subject to a common restructuring during the year ended December 31, 2006. During December 31, 2005, the Company had investments exceeding $1,000 in the redeemable preferred stocks of JP Morgan Chase and Viacom with temporary impairments not exceeding 7% of the carrying value of each investment. The Company continues to monitor these, and all other investments, but believes the impairments to be temporary.

During the years ended December 31, 2006, 2005, and 2004, the Company recorded impairments related to the following investments.

	2006	2005	2004

Corporate bonds(1)	$—	$9,492	$—
Redeemable preferred stocks(1)	$—	$1,274	$281
Common stocks	$—	$—	$179

(1)	Includes automotive sector impairments of $10,709 in 2005, primarily from holdings in General Motors and related entities.

As part of the Company’s ongoing investment review, the Company has reviewed its investment portfolio and concluded that there were no additional investments with other than temporary impairments as of December 31, 2006 or 2005. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. As a result of issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, if applicable, and management’s expectation that they will continue to do so, also if applicable, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the unrealized losses on investments at December 31, 2006 and 2005 were temporary.

The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2006 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Carrying	Amortized
	Value	Cost

Due in one year or less	$58,364	$58,367
Due after one year through five years	31,752	31,302
Due after five years through ten years	35,764	34,940
Due after ten years	154,531	153,874
Varying maturities	2,093	2,105

Totals	$282,504	$280,588

Investment income was earned from the following sources:

	2006	2005	2004

Fixed maturities	$15,638	$13,026	$13,403
Common and non-redeemable preferred stocks	1,220	2,056	1,438
Mortgage loans	184	250	285
Short-term investments	944	920	329
Other	337	433	405

Total investment income	18,323	16,685	15,860
Less investment expenses	(175)	(225)	(220)

Net investment income	$18,148	$16,460	$15,640

A summary of realized investment gains (losses) follows:

	2006
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$4,454	$1,473	$1,227	$7,154
Losses	—	(463)	—	(463)

Realized investment gains (losses) net	$4,454	$1,010	$1,227	$6,691

	2005
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,517	$132	$—	$1,649
Losses	(679)	(11,426)	—	(12,105)

Realized investment gains (losses) net	$838	$(11,294)	$—	$(10,456)

	2004
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,432	$1,699	$—	$3,131
Losses	(205)	(727)	—	(932)

Realized investment gains (losses) net	$1,227	$972	$—	$2,199

Proceeds from the sale of investments were as follows:

	2006	2005	2004

Common and non-redeemable preferred stocks	$5,358	$19,942	$14,216
Fixed maturities	27,626	23,314	31,305
Student loans	128	245	55
Other investments	2,085	1,105	348

Total proceeds	$35,197	$44,606	$45,924

The Company’s investment in the common stock of Wachovia Corporation exceeded 10% of shareholders’ equity at December 31, 2006. The carrying value of this investment at December 31, 2006 was $19,910 with a cost basis of $3,513.

The Company’s investments in fixed maturity securities of General Motors and General Motors Acceptance Corporation exceeded 10% of shareholders’ equity at December 31, 2006. The carrying value of these fixed maturity investments at December 31, 2006 was $17,305 with an adjusted cost basis of $13,705.

The Company’s bond portfolio included 90% investment grade securities at December 31, 2006 as defined by the NAIC.

Note 3.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force
	2006	2005	2006	2005

Future policy benefits
Life insurance policies:
Ordinary	$43,046	$41,934	$224,401	$235,476
Mass market	4,908	5,281	7,667	8,495
Individual annuities	332	639	—	—

	48,286	47,854	$232,068	$243,971

Accident and health insurance policies	3,733	3,502

	52,019	51,356
Unearned premiums	50,722	60,879
Losses and claims	162,950	168,617
Other policy liabilities	1,816	2,445

Total insurance reserves and policyholder funds	$267,507	$283,297

Annualized premiums for accident and health insurance policies were $47,326 and $52,763 at December 31, 2006 and 2005, respectively.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2006	2005	2004

Balance at January 1	$168,617	$167,133	$150,092
Less: Reinsurance recoverables	(53,352)	(57,429)	(41,752)

Net balance at January 1	115,265	109,704	108,340

Incurred related to:
Current year	102,155	119,455	111,220
Prior years	(12,432)	(6,708)	(1,899)

Total incurred	89,723	112,747	109,321

Paid related to:
Current year	56,865	68,792	67,020
Prior years	38,345	38,309	41,867

Total paid	95,210	107,101	108,887

Acquired reserves	—	(85)	930

Net balance at December 31	109,778	115,265	109,704
Plus: Reinsurance recoverables	53,172	53,352	57,429

Balance at December 31	$162,950	$168,617	$167,133

Prior years’ development, as reported in 2006 and 2005, was primarily the result of better than expected development on prior years IBNR reserves for Medicare supplement as well as certain business within American Southern and Association Casualty.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2006	2005	2004

Total incurred claims	$89,723	$112,747	$109,321
State residual pool adjustments	(10)	(17)	(66)
Cash surrender value and matured endowments	1,666	1,663	1,318
Benefit reserve changes	553	1,283	2,504

Total insurance benefits and losses incurred	$91,932	$115,676	$113,077

Note 4.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 95% of the Company’s reinsurance receivables were due from six reinsurers as of December 31, 2006. Reinsurance receivables of $11,999 were with General Reinsurance Corporation, rated “AAA” by Standard & Poor’s and “A++” (Superior) by A.M. Best, $20,317 were with GE Reinsurance Corporation, rated “A” by Standard & Poor’s and “A” (Excellent) by A.M. Best, $3,456 were with Genworth Life and Annuity Insurance Company, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best, $2,147 were with PMA Capital Insurance Company, rated “B+” (Good) by A.M. Best, $4,679 were with GMAC Re, rated “A−” (Excellent) by A.M. Best, and $9,085 were with Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2006	2005	2004

Direct premiums written	$160,128	$191,118	$203,536
Plus — premiums assumed	9,933	10,187	9,860
Less — premiums ceded	(28,689)	(34,919)	(31,523)

Net premiums written	141,372	166,386	181,873

Change in unearned premiums	10,157	9,385	(8,685)
Change in unearned premiums ceded	2,176	1,822	(2,328)

Net change in unearned premiums	12,333	11,207	(11,013)

Net premiums earned	$153,705	$177,593	$170,860

Provision for benefits and losses incurred	$102,754	$135,821	$152,535
Reinsurance loss recoveries	(10,822)	(20,145)	(39,458)

Insurance benefits and losses incurred	$91,932	$115,676	$113,077

Components of reinsurance receivables were as follows:

	2006	2005

Receivables on unpaid losses	$53,172	$53,352
Receivables on paid losses	1,321	4,054

	$54,493	$57,406

Note 5.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) was as follows:

	2006	2005	2004

Federal income tax provision at statutory rate of 35%	$3,951	$(2,613)	$1,512
Tax exempt interest and dividends received deductions	(571)	(701)	(581)
Small life deduction	(579)	(534)	(542)
Other permanent differences	50	49	470
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(569)	(125)	(1,291)
Adjustment for prior years’ estimates to actual	54	(373)	(267)
State income taxes	17	7	3

Income tax expense (benefit)	$2,353	$(4,290)	$(696)

Deferred tax liabilities and assets at December 31, 2006 and 2005 were comprised of the following:

	2006	2005

Deferred tax liabilities:
Deferred acquisition costs	$(4,344)	$(5,413)
Net unrealized investment gains	(6,788)	(7,019)
Deferred and uncollected premium	(657)	(698)
Other	(67)	(86)

Total deferred tax liabilities	(11,856)	(13,216)

Deferred tax assets:
Net operating loss carryforwards	4,161	5,002
Insurance reserves	8,197	9,681
Impaired assets	2,028	4,277
Alternative minimum tax credit	1,125	1,046
Bad debts and other	2,461	1,239

Total deferred tax assets	17,972	21,245

Asset valuation allowance	(361)	(930)

Net deferred tax asset	$5,755	$7,099

The components of the income tax expense (benefit) were:

	2006	2005	2004

Current — Federal	$379	$(22)	$135
Current — State	17	7	3
Deferred — Federal	1,957	(4,275)	(834)

Total	$2,353	$(4,290)	$(696)

At December 31, 2006, the Company had regular federal net operating loss carryforwards of approximately $11,889 expiring generally between 2007 and 2025. As of December 31, 2006 and 2005, a valuation allowance of $361 and $930, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In 2006 and 2005, the decrease of $569 and $125, respectively, in the valuation allowance was the result of a reassessment of the realization of certain net operating loss carryforwards. In 2004, the decrease of $1,291 in the valuation allowance was due primarily to the utilization of a portion of these benefits that were previously reserved for. During 2005, the Company amended certain prior years’ tax returns to recognize permanent items that generated an income tax refund of $676 which was received in 2006. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to certain years’ carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt

On December 22, 2006, the Company entered into a reducing revolving credit facility (the “Revolver”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. Borrowings under the Revolver were used to refinance amounts outstanding under the Company’s prior term loans with Wachovia, which were terminated upon the closing of the agreement relating to the Revolver, and are to be used for general corporate purposes. The interest rate on amounts outstanding under the Revolver is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Revolver requires the Company to repay $500 in principal on each of June 30 and December 31, 2007 and 2008, $1,000 and $1,500 in principal on June 30 and December 31, 2009, respectively, with one final payment of $10,500 in principal at maturity on June 30, 2010. The Revolver requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Revolver and declare all amounts outstanding due and payable in full. As of December 31, 2006, the Revolver’s outstanding balance was $12,750 and the effective interest rate was 7.37%.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2006 and 2005, was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2006	18,042	23,196
Balance December 31, 2005	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
	Atlantic American	Atlantic American
Distribution guaranteed by(3)	Corporation	Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.	Derivative Financial Instruments

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

The estimated fair value and related carrying value of the Company’s rate collar at December 31, 2006 was a liability of approximately $165.

Note 8.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,798, $1,936, and $1,920 in 2006, 2005, and 2004, respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,

2007	$1,095
2008	1,083
2009	1,090
2010	736
2011	446
Thereafter	107

Total	$4,557

Note 9.	Employee Benefit Plans

Stock Options

In accordance with the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted that fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors was authorized to grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 21,923, 21,923 and 63,063 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2006, 2005 and 2004, respectively. As of December 31, 2006, an aggregate of thirty-eight employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2006, 2005 and 2004, is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	649,500	$1.44	677,500	$1.47	910,500	$1.74
Options exercised	(9,500)	1.70	(21,000)	1.73	(117,250)	1.31
Options canceled or expired	(3,500)	1.44	(7,000)	3.54	(115,750)	3.80

Options outstanding, end of year	636,500	1.43	649,500	1.44	677,500	1.47

Options exercisable	636,500	1.43	649,500	1.44	626,125	1.46

Options available for future grant	2,486,491		2,504,914		2,514,837

Data on options outstanding and exercisable at December 31, 2006 is as follows:

		Outstanding and Exercisable
		Weighted Average
	Number of	Remaining Life	Weighted Average
Range of Exercise Price	Options	(Years)	Exercise Price

$1.00 to $1.50	382,500	4.79	$1.25
$1.51 to $2.00	246,000	6.17	$1.67
$2.51 to $3.00	8,000	0.35	$2.68

	636,500

The weighted average fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price. No options were granted in 2006, 2005 or 2004.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company common stock and had a value of approximately $255, $269, and $241 in 2006, 2005, and 2004, respectively.

Defined Benefit Pension Plans

The Company has both a funded and unfunded noncontributory defined benefit pension plan covering the employees of American Southern. The plans provide defined benefits based on years of service and average salary. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes. The measurement date for these plans was December 31 of each year.

Obligation and Funded Status

	2006	2005

Change in Benefit Obligation
Net benefit obligation at beginning of year	$5,713	$5,166
Service cost	237	177
Interest cost	314	298
Actuarial loss	53	236
Gross benefits paid	(127)	(164)

Net benefit obligation at end of year	6,190	5,713

Change in Plan Assets
Fair value of plan assets at beginning of year	2,799	2,689
Employer contributions	184	203
Actual return on plan assets	298	71
Gross benefits paid	(127)	(164)

Fair value of plan assets at end of year	3,154	2,799

Funded Status of Plan
Funded status at end of year	(3,036)	(2,914)
Unrecognized net actuarial loss	1,634	1,840
Unrecognized prior service cost	(7)	(6)
Unrecognized net transition obligation	—	—
Additional minimum liability	(483)	(700)

Net amount recognized in accrued liabilities at end of year	$(1,892)	$(1,780)

The accumulated benefit obligation for all defined benefit plans at December  31, 2006 and 2005 was $5,046 and $4,578, respectively.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2006 and 2005 were as follows:

	2006	2005

Discount rate to determine the projected benefit obligation	5.50%	5.50%
Projected annual salary increases	4.50%	4.50%

Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $1,986, $1,586, and $0, respectively, as of December 31, 2006 and $1,803, $1,367, and $0, respectively, as of December 31, 2005.

Components of Net Periodic Benefit Cost

Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2006, 2005 and 2004 included the following components:

	2006	2005	2004

Service cost	$237	$177	$170
Interest cost	314	298	278
Expected return on plan assets	(193)	(185)	(169)
Net amortization	155	142	81

	$513	$432	$360

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Discount rate to determine the net periodic benefit cost	5.50%	5.75%	6.00%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%	4.50%

The qualified defined benefit plan assets were invested in the AIM Basic Balanced Fund (the “Fund”), the prospectus for which indicates an average annual return of approximately 7% since its inception; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost for 2006. The Fund normally invests at least 65% of its assets in equity securities and at least 30% of its assets in fixed income securities that are investment grade at the time of purchase. The remaining assets of the Fund are allocated to other investments at the Fund manager’s discretion, based upon current business, economic and market conditions.

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

Expected Cash Flows

The Company expects to contribute $184 for all defined benefit plans in 2007.

Estimated Future Benefit Payments

Estimated future benefit payments as of December 31, 2006 were as follows:

Pension Benefits

2007	$171
2008	$175
2009	$175
2010	$257
2011	$290
2012 — 2016	$2,131

Note 10.  Preferred Stock

The Company had 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding at December 31, 2006 and 2005, having a stated value of $100 per share. All of the shares of Series B Preferred Stock are held by affiliates of the Company’s Chairman. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the Company’s common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable solely at the option of the Company. As of December 31, 2006 and 2005, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $13,266 and $12,060, respectively.

On September 30, 2006, the Company issued and sold 70,000 shares of Series D Preferred Stock, par value $1.00 per share (“Series D Preferred Stock”) to Gulf Capital Services, Ltd., an affiliate of the Company’s Chairman, for an aggregate purchase price of $7,000. The outstanding shares of Series D Preferred

Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. As of December 31, 2006, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $127.

Note 11.  Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2006
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$8,936	21,419
Less preferred stock dividends	(1,333)	—

Net income applicable to common shareholders	7,603	21,419	$.36

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	330
Effect of Series B and D Preferred Stock	1,333	5,112

Net income applicable to common shareholders	$8,936	26,861	$.33

	For the Year Ended
	December 31, 2005
			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(3,175)	21,305
Less preferred stock dividends	(1,206)	—

Net loss applicable to common shareholders	$(4,381)	21,305	$(.21)

	For the Year Ended
	December 31, 2004
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Net income before preferred stock dividends	$5,017	21,216
Less preferred stock dividends	(1,216)	—

Net income applicable to common shareholders	3,801	21,216	$.18

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	468

Net income applicable to common shareholders	$3,801	21,684	$.18

In 2005, all outstanding options were excluded from the earnings per common share calculation since their impact was antidilutive. Average outstanding options of 59,000 were excluded from the earnings per common share calculation in 2004 since their impact was antidilutive. Further, the assumed conversion of the

Series B Preferred Stock was excluded from the earnings per common share calculation for 2005 and 2004 since its impact was antidilutive.

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

The amount of statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2006	2005	2004

Life and Health, net income	$3,173	$5,135	$4,616
Property and Casualty, net income	6,540	6,675	1,692

Statutory net income(1)	$9,713	$11,810	$6,308

Life and Health, surplus	$34,467	$33,881	$35,492
Property and Casualty, surplus	79,964	73,277	76,036

Statutory surplus	$114,431	$107,158	$111,528

(1)	Automotive sector impairments of $10,709 were recorded in the first quarter of 2006 for statutory purposes.

Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $9,226, $13,242 and $5,803 in 2006, 2005, and 2004, respectively, from its subsidiaries. In 2007, dividend payments by insurance subsidiaries in excess of $15,277 would require prior approval.

Note 13.  Related Party and Other Transactions

In the normal course of business the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 65,489 square feet of office and covered garage space from an entity which is an affiliate of the Company and its Chairman. During the years ended December 31, 2006, 2005, and 2004, the Company paid $1,069, $1,065 and $1,048, respectively, under these leases.

Certain financing for the Company has been provided by affiliates of the Company’s Chairman, in the form of investments in the Series B and the Series D Preferred Stock (See Note 10).

The Company has made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which, prior to July 11, 2006, was owned by an affiliate of the Chairman. At December 31, 2006 and 2005, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $1,378 and $1,941, respectively. For 2006, 2005, and 2004, interest paid by Leath on the mortgage loans totaled $184, $250, and $285, respectively.

Certain members of management are shareholders and on the Board of Directors of Triple Crown Media, Inc (“Triple Crown”) and Gray Television, Inc. (“Gray”). On August 3, 2005, Gray announced a plan to spin-off its newspaper publishing and wireless businesses to its shareholders. The new company formed as a result of the spin-off, Triple Crown, then acquired Bull Run Corporation (“Bull Run”). In connection with the spin-

off, the Company received one share of Triple Crown common stock for every ten shares of Gray common stock and for every ten shares of Gray Class A common stock owned. In connection with the Bull Run acquisition, the Company received 0.0289 shares of Triple Crown common stock for each share of Bull Run common stock owned by it and Triple Crown Series A preferred stock in exchange for the shares of Bull Run Series D preferred stock. The exchange of Bull Run Series D preferred stock for Triple Crown Series A preferred stock resulted in a realized loss of $591. At December 31, 2006, the Company owned 54,732 shares of Triple Crown common stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. At December 31, 2005, the Company owned 54,734 shares of Triple Crown common stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. At December 31, 2006, the Company owned 175 shares of Gray Series C preferred stock and 2,360 shares of Triple Crown Series A preferred stock. At December 31, 2005, the Company owned 350 shares of Gray Series C preferred stock and 2,360 shares of Triple Crown Series A preferred stock. On September 28, 2006, the Company sold 175 shares of its investment in Gray Series C preferred stock to Gray at a price of $10,000 per share, and the transaction was settled on September 29, 2006. There was no gain or loss on the transaction. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2006 was $2,086 and $5,701, respectively. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2005 was $2,139 and $8,021, respectively.

In 1998, Georgia Casualty began directing certain workers’ compensation premiums to Delta Fire & Casualty Insurance Company (“Delta”) and fully reinsured such amounts. Delta is controlled by the Company’s Chairman. Premiums assumed and commissions paid were $171 and $23 in 2006, respectively, $532 and $80 in 2005, respectively, and $1,710 and $143 in 2004, respectively.

In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with Carolina Motor Club, Inc. to market personal automobile insurance to the members of the automobile club. American Southern at all times held a 50% interest in the joint venture, accounted for using the equity method and reflected as an operating activity, and underwrote a majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $2,550, $8,615 and $8,517 in 2006, 2005, and 2004, respectively. The Company has, in the past funded its pro rata share of operations. Effective October 1, 2005, this joint venture was terminated due to unfavorable underwriting results and, consequently, a significant decrease in gross written premiums occurred during 2006.

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

	American	Association	Georgia	Bankers	Corporate	Adjustments
	Southern	Casualty	Casualty	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2006
Insurance premiums	$50,659	$22,908	$21,218	$58,920	$—	$—	$153,705

Insurance benefits and losses incurred	23,440	10,029	16,443	42,020	—	—	91,932
Expenses deferred	(11,088)	(5,344)	(2,960)	(677)	—	—	(20,069)
Amortization and depreciation expense	12,326	5,063	5,203	1,849	—	—	24,441
Other expenses	21,290	12,244	11,831	17,497	27,563	(18,486)	71,939

Total expenses	45,968	21,992	30,517	60,689	27,563	(18,486)	168,243

Underwriting income (loss)	4,691	916	(9,299)	(1,769)
Investment income, including net realized gains	5,914	3,040	6,963	8,450	4,342	(3,695)	25,014
Other income	19	(49)	93	74	15,467	(14,791)	813

Income (loss) before income taxes	$10,624	$3,907	$(2,243)	$6,755	$(7,754)	$—	$11,289

Total revenues	$56,592	$25,899	$28,274	$67,444	$19,809	$(18,486)	$179,532

Goodwill	$1,350	$—	$—	$778	$880	$—	$3,008

Total assets	$122,292	$120,830	$99,395	$128,246	$164,769	$(176,900)	$458,632

	American	Association	Georgia	Bankers	Corporate	Adjustments
	Southern	Casualty	Casualty	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2005
Insurance premiums	$51,447	$20,972	$39,270	$65,904	$—	$—	$177,593

Insurance benefits and losses incurred	24,827	12,410	32,064	46,375	—	—	115,676
Expenses deferred	(12,582)	(4,126)	(6,324)	(709)	—	—	(23,741)
Amortization and depreciation expense	12,510	4,136	8,500	2,197	—	—	27,343
Other expenses	23,405	8,864	14,431	18,184	21,210	(12,822)	73,272

Total expenses	48,160	21,284	48,671	66,047	21,210	(12,822)	192,550

Underwriting income (loss)	3,287	(312)	(9,401)	(143)
Investment income, including net realized gains	4,818	2,782	3,435	5,816	3,070	(2,983)	16,938
Automotive sector investments impairment charge	(3,733)	(1,145)	(2,366)	(3,465)	—	—	(10,709)
Other income	393	17	141	—	10,551	(9,839)	1,263

Income (loss) before income taxes	$4,765	$1,342	$(8,191)	$2,208	$(7,589)	$—	$(7,465)

Total revenues	$52,925	$22,626	$40,480	$68,255	$13,621	$(12,822)	$185,085

Goodwill	$1,350	$—	$—	$778	$880	$—	$3,008

Total assets	$123,919	$106,171	$113,417	$128,225	$145,247	$(156,562)	$460,417

	American	Association	Georgia	Bankers	Corporate	Adjustments
	Southern	Casualty	Casualty	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2004
Insurance premiums	$48,062	$22,681	$34,675	$65,442	$—	$—	$170,860

Insurance benefits and losses incurred	24,795	13,785	28,670	45,827	—	—	113,077
Expenses deferred	(11,790)	(3,937)	(8,433)	(1,048)	—	—	(25,208)
Amortization and depreciation expense	10,858	4,207	7,282	1,860	—	—	24,207
Other expenses	21,390	9,129	16,990	18,867	18,597	(11,268)	73,705

Total expenses	45,253	23,184	44,509	65,506	18,597	(11,268)	185,781

Underwriting income (loss)	2,809	(503)	(9,834)	(64)
Investment income, including net realized gains	5,215	2,571	4,263	5,927	2,331	(2,248)	18,059
Other income	—	26	108	—	10,069	(9,020)	1,183

Income (loss) before income taxes	$8,024	$2,094	$(5,463)	$5,863	$(6,197)	$—	$4,321

Total revenues	$53,277	$25,278	$39,046	$71,369	$12,400	$(11,268)	$190,102

Goodwill	$1,350	$—	$—	$778	$880	$—	$3,008

Total assets	$121,347	$111,536	$136,397	$133,185	$154,288	$(186,242)	$470,511

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

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$27,294	$27,294	$41,776	$41,776
Fixed maturities	262,316	262,316	233,570	233,570
Common and non-redeemable preferred stocks	28,826	28,826	34,445	34,445
Mortgage loans	1,378	1,564	1,941	2,664
Policy and student loans	1,949	1,949	2,076	2,076
Other invested assets	3,030	3,030	3,660	4,887
Liabilities:
Debt payable to bank	12,750	12,750	10,250	10,250
Junior Subordinated Debentures	41,238	41,238	41,238	41,238

The fair value estimates as of December 31, 2006 and 2005 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

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

Non-publicly Traded Invested Assets

The fair value of investments in certain limited partnerships which are included in other invested assets on the consolidated balance sheet, were determined by officers of those limited partnerships.

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

Note 16.  Reconciliation of Other Comprehensive Income (loss)

The Company’s comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments from the ownership of derivative financial instruments and minimum additional pension liability, net of applicable income taxes. Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 were as follows:

	December 31,
	2006	2005	2004

Net realized gains (losses) on investment securities included in net income (loss)	$6,691	$(10,456)	$2,199

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investment securities arising during year	$6,031	$(17,005)	$214
Reclassification adjustment for net realized (gains) losses on investment securities	(6,691)	10,456	(2,199)

Net pre-tax unrealized gains (losses) on investment securities recognized in other comprehensive income (loss)	(660)	(6,549)	(1,985)
Fair value adjustments to derivative financial instrument	(165)	—	445
Minimum pension liability adjustment	(928)	(160)	(131)
Deferred income tax expense attributable to other comprehensive income (loss)	614	2,348	585

	$(1,139)	$(4,361)	$(1,086)

Note 17.  Quarterly Financial Information (Unaudited)

The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2006:

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$49,085	$43,578	$43,575	$43,294	$50,273	$50,188	$47,787	$36,837 (1)

Income (loss) before income taxes	$5,052	$(252)	$2,949	$3,540	$(1,632)	$1,418	$111	$(7,362)
Income tax expense (benefit)	1,558	7	212	576	(800)	176	(451)	(3,215)

Net income (loss)	$3,494	$(259)	$2,737	$2,964	$(832)	$1,242	$562	$(4,147)

Per common share data:
Basic earnings (loss) per share	$.15	$(.03)	$.11	$.12	$(.05)	$.04	$.01	$(.21)

Diluted earnings (loss) per share	$.14	$(.03)	$.10	$.11	$(.05)	$.04	$.01	$(.21)

(1)	Includes a $10.7 million impairment charge for automotive sector fixed maturity securities.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” contained in the Company’s definitive proxy statement to be delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 1, 2007.

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

(a) List of documents filed as part of this report:

1. Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2. Financial Statement Schedules:

Schedule II — Condensed financial information of Registrant

Schedule III — Supplementary insurance information for the three years ended December 31, 2006

Schedule IV — Reinsurance for the three years ended December 31, 2006

Schedule VI —	Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2006

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2002].
3.11		—	Amendment to Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K dated October 4, 2006].
3.2		—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
3.21		—	Amendment of Bylaws of the registrant, effective as of February 22, 2007 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated February 28, 2007].
10.01		—	Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1992 [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.02		—	First Amendment to Lease Contract between registrant and Delta Life Insurance Company dated June 1, 1993 [incorporated by reference to Exhibit 10.11.1 to the registrant’s Form 10-Q for the quarter ended June 30, 1993].
10.03		—	Second Amendment to Lease Contract between registrant and Delta Life Insurance Company dated August 1, 1994 [incorporated by reference to Exhibit 10.11.2 to the registrant’s Form 10-Q for the quarter ended September 30, 1994].
10.04		—	Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated September 1, 1991 [incorporated by reference to Exhibit 10.12 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.05		—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company and Delta Life Insurance Company dated June 1,1992 [incorporated by reference to Exhibit 10.12.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.06		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10	.07**	—	Minutes of Meeting of Board of Directors of registrant held February 25, 1992 adopting registrant’s 1992 Incentive Plan together with a copy of that plan, as adopted [incorporated by reference to Exhibit 10.21 to the registrant’s Form 10-K for the year ended December 31, 1991].

10.08		—	Loan and Security Agreement dated August 26, 1991, between registrant’s three insurance subsidiaries named therein and Leath Furniture, Inc. [incorporated by reference to Exhibit 10.38 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.09		—	First amendment to the amended and reissued mortgage note dated January 1, 1992, [incorporated by reference to Exhibit 10.38.1 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.10		—	Intercreditor Agreement dated August 26, 1991, between Leath Furniture, Inc., the registrant and the registrant’s three insurance subsidiaries named therein [incorporated by reference to Exhibit 10.39 to the registrant’s Form 10-K for the year ended December 31, 1992].
10.11		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.12		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.13		—	Indenture of Trust, dated as of June 24, 1999, by and between Atlantic American Corporation and The Bank of New York, as Trustee [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated July 16, 1999].
10.14		—	Reimbursement and Security Agreement, dated as of June 24, 1999, between Atlantic American Corporation and Wachovia Bank of Georgia, N.A. [incorporated by reference to Exhibit 10.3 to the registrant’s Form 8-K dated July 16, 1999].
10.21		—	Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended June 30, 2003].
10	.22**	—	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.23**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.24**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10.25		—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.26		—	First Amendment, effective as of May 2, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003, between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.26 to the registrant’s Form 10-Q for the quarter ended June 30, 2005].
10.27		—	Term Loan Credit Agreement, dated as of February 28, 2006 between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated March 3, 2006].
10.28		—	Second Amendment, dated effective as of December 31, 2005, to Amended and Restated Credit Agreement, dated as of June 30, 2003 and First Amendment effective as of February 28, 2006, to Term Loan Credit Agreement dated as of February 28, 2006, both between Atlantic American Corporation and Wachovia Bank, N.A. [incorporated by reference to Exhibits 10.1 and 10.2, respectively to the registrant’s Form 8-K dated March 31, 2006].
10.29		—	Credit Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated December 22, 2006].
14.1		—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1		—	Subsidiaries of the registrant.

23.1	—	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) Atlantic American Corporation

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman of the Board	March 29, 2007

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2007

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/s/ Edward E. Elson Edward E. Elson	Director	March 29, 2007

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 29, 2007

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 29, 2007

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 29, 2007

/s/ Scott G. Thompson Scott G. Thompson	Director	March 29, 2007

/s/ Mark C. West Mark C. West	Director	March 29, 2007

Signature	Title	Date

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 29, 2007

/s/ Dom H. Wyant Dom H. Wyant	Director	March 29, 2007

/s/ Harold K. Fischer Harold K. Fischer	Director	March 29, 2007

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and short-term investments	$9,388	$2,348
Investment in subsidiaries	146,814	132,385
Investment in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	4,235	5,578
Income taxes receivable from subsidiaries	1,386	3,082
Other assets	1,742	2,148

Total assets	$164,803	$146,779

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other payables	$16,627	$14,838
Debt payable to bank	12,750	10,250
Junior subordinated debentures	41,238	41,238

Total liabilities	70,615	66,326
Shareholders’ equity	94,188	80,453

Total liabilities and shareholders’ equity	$164,803	$146,779

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

REVENUE
Fees, rentals and interest income from subsidiaries	$14,792	$9,832	$9,015
Distributed earnings from subsidiaries	9,226	13,242	5,803
Other	745	188	506

Total revenue	24,763	23,262	15,324
GENERAL AND ADMINISTRATIVE EXPENSES	18,842	14,165	12,772
INTEREST EXPENSE	4,605	3,611	3,071

	1,316	5,486	(519)
INCOME TAX BENEFIT(1)	21	7,400	2,832

	1,337	12,886	2,313
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES, NET	7,599	(16,061)	2,704

NET INCOME (LOSS)	$8,936	$(3,175)	$5,017

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,936	$(3,175)	$5,017
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	(439)	(72)	(72)
Depreciation and amortization	692	776	802
Compensation expense related to share awards	70	65	203
Equity in undistributed (earnings) losses of consolidated subsidiaries	(7,599)	16,061	(2,704)
Decrease (increase) in intercompany taxes	1,696	(663)	1,567
Deferred income tax expense (benefit)	1,957	(4,275)	(834)
Increase (decrease) in other liabilities	291	406	(104)
Other, net	163	218	444

Net cash provided by operating activities	5,767	9,341	4,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	(8,000)	(5,550)	(900)
Additions to property and equipment	(173)	(153)	(509)

Net cash used in investing activities	(8,173)	(5,703)	(1,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D Preferred Stock	7,000	—	—
Preferred stock redemption	—	—	(500)
Preferred stock dividends to affiliated shareholders	—	—	(10)
Purchase of treasury shares	(70)	(132)	(747)
Proceeds from bank financing	15,750	—	—
Repayments of debt	(13,250)	(1,750)	(3,000)
Proceeds from exercise of stock options	16	34	154

Net cash provided by (used in) financing activities	9,446	(1,848)	(4,103)

Net increase (decrease) in cash	7,040	1,790	(1,193)
Cash at beginning of year	2,348	558	1,751

Cash at end of year	$9,388	$2,348	$558

Supplemental disclosure:
Cash paid for interest	$4,711	$3,470	$3,189

Cash (received) paid for income taxes	$(76)	$300	$1,200

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable
	(In thousands)

December 31, 2006:
Bankers Fidelity	$16,024	$61,655		$3,494	$1,816
American Southern	4,194	45,655		21,696	—
Association Casualty	2,695	47,111		17,229	—
Georgia Casualty	1,505	60,548		8,303	—

	$24,418	$214,969	(1)	$50,722	$1,816

December 31, 2005:
Bankers Fidelity	$16,957	$61,580		$4,011	$2,445
American Southern	5,194	43,593		26,185	—
Association Casualty	2,175	44,813		13,699	—
Georgia Casualty	3,509	69,987		16,984	—

	$27,835	$219,973	(2)	$60,879	$2,445

December 31, 2004:
Bankers Fidelity	$18,175	$60,604		$4,350	$2,516
American Southern	4,852	42,307		24,578	—
Association Casualty	1,916	45,489		13,624	—
Georgia Casualty	5,415	68,619		27,712	—

	$30,358	$217,019	(3)	$70,264	$2,516

(1)	Includes future policy benefits of $52,019 and losses and claims of $162,950.

(2)	Includes future policy benefits of $51,356 and losses and claims of $168,617.

(3)	Includes future policy benefits of $49,886 and losses and claims of $167,133.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
	(In thousands)

December 31, 2006:
Bankers Fidelity	$58,920	$6,097	$42,020	$1,610	$17,059	$—
American Southern	50,659	5,516	23,440	12,087	10,441	46,274
Association Casualty	22,908	2,768	10,029	4,825	7,138	24,794
Georgia Casualty	21,218	3,558	16,443	4,964	9,110	11,901
Other	—	209	—	—	9,077	—

	$153,705	$18,148	$91,932	$23,486	$52,825	$82,969

December 31, 2005:
Bankers Fidelity	$65,904	$5,866	$46,375	$1,927	$17,745	$—
American Southern	51,447	4,821	24,827	12,240	11,093	52,983
Association Casualty	20,972	2,497	12,410	3,867	5,007	20,137
Georgia Casualty	39,270	3,261	32,064	8,230	8,377	27,700
Other	—	15	—	—	8,388	—

	$177,593	$16,460	$115,676	$26,264	$50,610	$100,820

December 31, 2004:
Bankers Fidelity	$65,442	$5,349	$45,827	$1,520	$18,159	$—
American Southern	48,062	4,599	24,795	10,517	9,941	51,010
Association Casualty	22,681	2,284	13,785	3,867	5,532	23,532
Georgia Casualty	34,675	3,397	28,670	6,942	8,897	41,953
Other	—	11	—	—	7,329	—

	$170,860	$15,640	$113,077	$22,846	$49,858	$116,495

III-2

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net
	(In thousands)

Year ended December 31, 2006:
Life insurance in force	$269,306	$(37,238)	$—	$232,068

Premiums —
Bankers Fidelity	$58,692	$(73)	$301	$58,920	0.5%
American Southern	50,598	(9,369)	9,430	50,659	18.6%
Association Casualty	31,816	(8,908)	—	22,908	—
Georgia Casualty	23,724	(8,163)	5,657	21,218	26.7%

Total premiums	$164,830	$(26,513)	$15,388	$153,705	10.0%

Year ended December 31, 2005:
Life insurance in force	$276,996	$(33,025)	$—	$243,971

Premiums —
Bankers Fidelity	$65,734	$(191)	$361	$65,904	0.5%
American Southern	51,941	(9,034)	8,540	51,447	16.6%
Association Casualty	25,749	(4,777)	—	20,972	—
Georgia Casualty	34,609	(19,095)	23,756	39,270	60.5%

Total premiums	$178,033	$(33,097)	$32,657	$177,593	18.4%

Year ended December 31, 2004:
Life insurance in force	$288,808	$(28,582)	$—	$260,226

Premiums —
Bankers Fidelity	$65,103	$(75)	$414	$65,442	0.6%
American Southern	45,688	(9,019)	11,393	48,062	23.7%
Association Casualty	27,095	(4,414)	—	22,681	—
Georgia Casualty	36,393	(20,609)	18,891	34,675	54.5%

Total premiums	$174,279	$(34,117)	$30,698	$170,860	18.0%

IV-1

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment			Paid
						Expenses		Amortization	Claims
	Deferred				Net	Incurred Related To		of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

December 31, 2006	$8,394	$153,314	$47,228	$94,785	$11,842	$59,162	$(9,240)	$21,876	$54,821	$82,969

December 31, 2005	$10,878	$158,393	$56,868	$111,689	$10,579	$72,866	$(3,548)	$24,337	$63,263	$100,820

December 31, 2004	$12,183	$156,415	$65,914	$105,418	$10,280	$66,599	$717	$21,326	$66,138	$116,495

VI-1