Form 10-Q
period 2007-03-31
ATLANTIC AMERICAN CORP
filed 2007-05-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 9, 2007, was 21,587,627.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
Unaudited March 31, 2007	December 31, 2006

Cash and cash equivalents, including short-term investments of $5 and $20,188	$ 13,991	$ 27,294
Investments:
Fixed maturities (cost: $268,193 and $260,400)	270,934	262,316
Common and non-redeemable preferred stocks (cost: $11,279 and $11,279)	29,367	28,826
Other invested assets (cost: $3,150 and $3,099)	3,090	3,030
Mortgage loans	1,360	1,378
Policy and student loans	1,908	1,949
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	307,935	298,775
Receivables:
Reinsurance	57,670	54,493
Other (net of allowance for doubtful accounts: $1,419 and $1,718)	28,740	34,976
Deferred income taxes, net	4,848	5,755
Deferred acquisition costs	23,030	24,418
Other assets	9,779	9,913
Goodwill	3,008	3,008
Total assets	$ 449,001	$ 458,632

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 52,406	$ 52,019
Unearned premiums	45,008	50,722
Losses and claims	166,173	162,950
Other policy liabilities	1,658	1,816
Total policy liabilities	265,245	267,507
Accounts payable and accrued expenses	34,077	42,949
Bank debt payable	12,750	12,750
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	353,310	364,444

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 21,542,169 and 21,484,440; shares outstanding: 21,542,169 and 21,481,413	21,542	21,484
Additional paid-in capital	55,974	55,832
Retained earnings	5,413	4,969
Accumulated other comprehensive income	12,558	11,707
Treasury stock, at cost: 0 and 3,027 shares	-	(8)
Total shareholders' equity	95,691	94,188
Total liabilities and shareholders' equity	$ 449,001	$ 458,632

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

Three Months Ended March 31,
2007	2006

Revenue:
Insurance premiums	$ 35,100	$ 40,334
Investment income	4,470	4,463
Realized investment gains, net	17	3,968
Other income	311	320
Total revenue	39,898	49,085
Benefits and expenses:
Insurance benefits and losses incurred	22,395	25,418
Commissions and underwriting expenses	11,535	13,666
Interest expense	1,030	1,045
Other	3,617	3,904
Total benefits and expenses	38,577	44,033
Income before income tax expense	1,321	5,052
Income tax expense	470	1,558
Net income	851	3,494
Preferred stock dividends	(407)	(301)
Net income applicable to common stock	$ 444	$ 3,193
Net income per common share (basic)	$ .02	$ .15
Net income per common share (diluted)	$ .02	$ .14

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 (Unaudited; Dollars in thousands)

Three Months Ended March 31, 2007	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Net Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$ 204	$ 21,484	$ 55,832	$ 4,969	$ 11,707	$ (8)	$ 94,188
Comprehensive income:
Net income				851			851
Increase in unrealized investment gains					1,375		1,375
Fair value adjustment to derivative financial instrument					(66)		(66)
Deferred income tax attributable to other comprehensive income					(458)		(458)
Total comprehensive income							1,702
Dividends accrued on preferred stock				(407)			(407)
Common stock issued in lieu of preferred stock dividend payments		43	84				127
Deferred share compensation expense			1				1
Amortization of unearned compensation			16				16
Purchase of shares for treasury						(4)	(4)
Issuance of shares for employee benefit plans and stock options		15	41			12	68
Balance, March 31, 2007	$ 204	$ 21,542	$ 55,974	$ 5,413	$ 12,558	$ -	$ 95,691
Three Months Ended March 31, 2006

Balance, December 31, 2005	$ 134	$ 21,412	$ 48,925	$ (2,780)	$ 12,846	$ (84)	$ 80,453
Comprehensive income:
Net income				3,494			3,494
Decrease in unrealized investment gains					(3,397)		(3,397)
Fair value adjustment to derivative financial instrument					132		132
Deferred income tax attributable to other comprehensive income					1,143		1,143
Total comprehensive income							1,372
Dividends accrued on preferred stock				(301)			(301)
Deferred share compensation expense			1				1
Amortization of unearned compensation			16				16
Purchase of shares for treasury						(16)	(16)
Issuance of shares for employee benefit plans and stock options			(5)			79	74
Balance, March 31, 2006	$ 134	$ 21,412	$ 48,937	$ 413	$ 10,724	$ (21)	$ 81,599

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

Three Months Ended March 31,
2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 851	$ 3,494
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	5,524	6,754
Acquisition costs deferred	(4,136)	(5,399)
Realized investment gains	(17)	(3,968)
Decrease in insurance reserves	(2,262)	(11,259)
Compensation expense related to share awards	17	17
Depreciation and (accretion) amortization	(127)	266
Deferred income tax expense	450	1,548
Decrease in receivables, net	1,833	11,292
Decrease in other liabilities	(9,218)	(8,571)
Other, net	213	60
Net cash used in operating activities	(6,872)	(5,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called, or matured	15,842	19,357
Investments purchased	(22,001)	(42,067)
Additions to property and equipment	(268)	(71)
Net cash used in investing activities	(6,427)	(22,781)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	(9,000)	-
Proceeds from bank financing	9,000	3,000
Purchase of treasury shares	(4)	(16)
Net cash (used in) provided by financing activities	(4)	2,984
Net decrease in cash and cash equivalents	(13,303)	(25,563)
Cash and cash equivalents at beginning of period	27,294	41,776
Cash and cash equivalents at end of period	$ 13,991	$ 16,213
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,039	$ 1,029
Cash paid for income taxes	$ -	$ 100

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2.  Impact of Recently Issued Accounting Standards

        In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company does not currently expect to apply the fair value option to any eligible items.

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

        In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any liability for unrecognized tax benefits or adjust retained earnings. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense and as of January 1, 2007, the Company had no accrued interest and penalties.

        In September 2005, the AICPA issued Statement of Position 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs (“DAC”) in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance. An internal replacement is a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Modifications that result in a replacement contract that is substantially changed from the replaced contract should be accounted for as an extinguishment of the replaced contract. Unamortized DAC, unearned revenue liabilities and deferred sales inducements from the replaced contract must be written-off. Modifications that result in a contract that is substantially unchanged from the replaced contract should be accounted for as a continuation of the replaced contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006, with earlier adoption encouraged. The Company adopted SOP 05-1 on January 1, 2007. Adoption of this statement had no impact on the Company’s financial condition or results of operations.

Note 3.  Segment Information

        The Company has three principal business units, each focusing on a specific geographic region and/or specific products. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month periods ended March 31, 2007 and 2006.

        Prior to 2007, the Company reported its segment data in accordance with the operating results of its four primary operating subsidiaries. As previously disclosed, the Company has completed its efforts to conform the information systems, policies and procedures, products, marketing and managerial responsibilities between Association Casualty Insurance Company and Georgia Casualty and Surety Company, two of the Company’s operating subsidiaries, to create a southern “regional” property and casualty operation. Accordingly, effective January 1, 2007, the Company began internally reporting the results and activities of these companies on a combined basis.

        Segment data for prior periods has been restated to conform the prior presentation with that of the current period.

Revenues	Three Months Ended March 31,
	2007	2006

Regional property and casualty	$ 11,611	$ 16,150
American Southern	12,335	14,550
Bankers Fidelity	15,659	17,834
Corporate and other	4,514	4,548
Adjustments and eliminations	(4,221)	(3,997)
Total revenue	$ 39,898	$ 49,085

Income (loss) before income taxes	Three Months Ended March 31,
	2007	2006

Regional property and casualty	$ 430	$ 2,400
American Southern	2,390	2,657
Bankers Fidelity	295	1,497
Corporate and other	(1,794)	(1,502)
Consolidated results	$ 1,321	$ 5,052

Note 4.  Credit Arrangements

Bank Debt

        At March 31, 2007, the Company’s $12,750 of bank debt consisted of a reducing revolving credit facility (the “Revolver”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. The interest rate on amounts outstanding under the Revolver is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Revolver requires the Company to repay $500 in principal on each of June 30 and December 31, 2007 and 2008, $1,000 and $1,500 in principal on June 30 and December 31, 2009, respectively, and $10,500 in principal at maturity on June 30, 2010. The Revolver requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Revolver and declare all amounts outstanding due and payable in full. As of March 31, 2007, the Revolver’s effective interest rate was 7.99%.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of March 31, 2007 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance March 31, 2007	18,042	23,196
Balance December 31, 2006	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

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

        The estimated fair value and related carrying value of the Company’s rate collar at March 31, 2007 was a liability of approximately $231.

Note 6.  Reconciliation of Other Comprehensive Income

Three Months Ended, March 31,
2007	2006

Net realized gains on investments included in net income	$ 17	$ 3,968
Other components of comprehensive income (loss):
Net pre-tax unrealized gains arising during period	$ 1,392	$ 571
Reclassification adjustment	(17)	(3,968)
Net pre-tax unrealized gains (losses) recognized in other comprehensive income	1,375	(3,397)
Fair value adjustment to derivative financial instrument	(66)	132
Deferred income tax attributable to other comprehensive income (loss)	(458)	1,143
Change in accumulated other comprehensive income	851	(2,122)
Accumulated other comprehensive income beginning of period	11,707	12,846
Accumulated other comprehensive income end of period	$ 12,558	$ 10,724

Note 7.  Earnings Per Common Share

         A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2007
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 851	21,497
Less preferred stock dividends	(407)
Net income applicable to common shareholders	444	21,497	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		408
Net income applicable to common shareholders	$ 444	21,905	$ .02

	Three Months Ended March 31, 2006
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,494	21,366
Less preferred stock dividends	(301)
Net income applicable to common shareholders	3,193	21,366	$ .15
Diluted Earnings Per Common Share:
Effect of dilutive stock options		330
Effect of Series B Preferred Stock	301	3,358
Net income applicable to common shareholders (assuming conversion)	$ 3,494	25,054	$ .14

         The assumed conversion of the Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month period ended March 31, 2007 since their impact was antidilutive.

Note 8.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the expense for income taxes is as follows:

	Three Months Ended March 31,
	2007	2006
Federal income tax provision at statutory rate of 35%	$ 462	$ 1,768
Tax exempt interest and dividends received deductions	(112)	(34)
Other permanent differences	11	10
Change in asset valuation allowance due to change in judgement relating to realizability of deferred tax assets	100	(193)
State income taxes	9	7
Income tax expense	$ 470	$ 1,558

The components of the income tax expense were:

	Three Months Ended March 31,
	2007	2006
Current - Federal	$ 11	$ 3
Current - State	9	7
Deferred - Federal	450	1,548
Total	$ 470	$ 1,558

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2007 and 2006 resulted from the dividends-received deduction (“DRD”) and the change in asset valuation allowance.

         The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carry forwards.

Note 9.  Employee Retirement Plans

         The following table provides the components for the net periodic benefit cost for all defined benefit pension plans of the Company:

Three Months Ended March 31,
2007	2006

Service cost	$ 51	$ 50
Interest cost	83	78
Expected return on plan assets	(54)	(48)
Net amortization	28	35
Net periodic pension benefit cost	$ 108	$ 115

         The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Three Months Ended March 31,
	2007	2006
Discount rate	5.50%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

The Company expects to contribute $184 for all defined benefit pension plans in 2007. During the three month period ended March 31, 2007, the Company did not make any payments to the pension plans.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month period ended March 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

         Atlantic American is an insurance holding company whose operations are conducted through various operating insurance companies organized into separate business units: Association Casualty Insurance Company, Association Risk Management General Agency, Inc. and Georgia Casualty & Surety Company (collectively known as “Regional Property and Casualty”); American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”); and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each business unit is managed separately based upon its geographic location or the type of products it offers and is evaluated on its individual performance.

Critical Accounting Policies

         The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ from management’s initial estimates determined using these policies. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

        Unpaid loss and loss adjustment expenses comprised 47% of the Company’s liabilities at March 31, 2007. This obligation includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2007, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2007 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2007. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2007 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results from a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent they are not covered by reinsurance coverage, would have a material adverse effect on the Company’s results of operations.

        Future policy benefits comprised 15% of the Company’s total liabilities at March 31, 2007. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

        Deferred acquisition costs comprised 5% of the Company’s total assets at March 31, 2007. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

        Receivables are amounts due from reinsurers, insureds and agents and comprised 19% of the Company’s total assets at March 31, 2007. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

        Cash and investments comprised 72% of the Company’s total assets at March 31, 2007. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

        Deferred income taxes comprised approximately 1% of the Company’s total assets at March 31, 2007. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.9 million, or $0.02 per diluted share, for the three month period ended March 31, 2007, compared to net income of $3.5 million, or $0.14 per diluted share, for the three month period ended March 31, 2006. Premium revenue for the three month period ended March 31, 2007, decreased $5.2 million, or 13.0%, to $35.1 million from the comparable period in 2006. The decrease in premiums in the three month period ended March 31, 2007 was primarily attributable to increased pricing competition on most property and casualty lines, the non-renewal of targeted classes of property business as well as the loss of a significant account. In addition, the Company’s life and health operations have experienced a premium decline resulting from lower new sales activity and an increased level of product competition, specifically in the Medicare supplement market. The decrease in net income during the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 was primarily due to a decrease in realized investment gains. During the three month period ended March 31, 2007, the Company had net realized investment gains of $17,000 compared to net realized investment gains of $4.0 million in the same period of 2006.

         The Company’s property and casualty operations are comprised of Regional Property and Casualty and American Southern. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

        A more detailed analysis of the individual business units and other corporate activities is provided below.

UNDERWRITING RESULTS

Regional Property and Casualty

        The following is a summary of Regional Property and Casualty’s premiums for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Gross written premiums	$ 12,029	$ 13,127
Ceded premiums	(3,416)	(4,494)
Net written premiums	$ 8,613	$ 8,633
Net earned premiums	$ 10,012	$ 12,085

        Regional Property and Casualty’s gross written premiums decreased $1.1 million, or 8.4%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in gross written premiums for the three month period ended March 31, 2007 was primarily due to an increased level of price competition in the marketplace which has resulted in the renewal of expiring policies at rates 10% to 15% lower than previously charged.

        Regional Property and Casualty’s ceded premiums decreased $1.1 million, or 24.0%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in ceded premiums for the three month period ended March 31, 2007 was primarily attributable to the decline in gross written premiums as well as an overall reduction in reinsurance rates due to a change in the business unit’s risk profile.

        The following presents Regional Property and Casualty’s net earned premiums by line of business for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Workers' compensation	$ 3,913	$ 4,289
General liability	789	1,031
Commercial multi-peril	3,129	4,170
Commercial automobile	2,181	2,595
Total	$ 10,012	$ 12,085

         Net earned premiums decreased $2.1 million, or 17.2%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in net earned premiums for the three month period ended March 31, 2007 was primarily due to the renewal rate decreases described above coupled with slightly lower levels of retained business.

        The following sets forth Regional Property and Casualty’s loss and expense ratios for the three month period ended March 31, 2007 and the comparable period in 2006:

Three Months Ended March 31,
2007	2006

Loss ratio	69.9%	65.3%
Expense ratio	41.8	48.5
Combined ratio	111.7%	113.8%

         The loss ratio increased to 69.9% in the three month period ended March 31, 2007 from 65.3% in the comparable period of 2006. The increase in the loss ratio for the three month period ended March 31, 2007 was primarily due to the incurrence of several large claims in the property and automobile lines of business. The expense ratio decreased to 41.8% in the three month period ended March 31, 2007 from 48.5% in the three month period ended March 31, 2006. The decrease in the expense ratio was primarily due to a 30% reinsurance ceding commission of $0.7 million in the three month period ended March 31, 2007 for which there was no similar commission in the three month period ended March 31, 2006.

American Southern

        The following is a summary of American Southern’s premiums for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Gross written premiums	$ 8,335	$ 11,878
Ceded premiums	(1,765)	(2,346)
Net written premiums	$ 6,570	$ 9,532
Net earned premiums	$ 10,962	$ 12,877

         Gross written premiums at American Southern decreased $3.5 million, or 29.8%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in gross written premiums during the three month period ended March 31, 2007 was primarily due to the loss of a significant account which had previously produced approximately $10.5 million in annualized commercial automobile business. Also contributing to the decrease in gross written premiums was the non-renewal of several performance bonds in the surety line of business as well as a reduction of business writings from a previously existing joint venture with Carolina Motor Club, Inc.

         Ceded premiums decreased $0.6 million, or 24.8%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in ceded premiums was primarily due to the significant decline in gross written premiums.

         The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Commercial automobile	$ 4,999	$ 5,844
Private passenger auto	42	825
General liability	2,652	2,887
Property	728	810
Surety	2,541	2,511
Total	$ 10,962	$ 12,877

         Net earned premiums decreased $1.9 million, or 14.9%, during the three month period ended March 31, 2007 from the comparable period in 2006 primarily due to the decline in policy writings described above.

        The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2007 and the comparable period in 2006:

Three Months Ended March 31,
2007	2006

Loss ratio	45.8%	46.6%
Expense ratio	44.9	45.8
Combined ratio	90.7%	92.4%

        The loss ratio for the three month period ended March 31, 2007 decreased to 45.8% from 46.6% in the comparable period of 2006. The decrease in the loss ratio for the three month period ended March 31, 2007 was primarily attributable to favorable loss experience in the commercial automobile and physical damage lines of business. The expense ratio for the three month period ended March 31, 2007 decreased to 44.9% from 45.8% in the comparable period of 2006. The decrease in the expense ratio for the three month period ended March 31, 2007 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.

Bankers Fidelity

        The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Medicare supplement	$ 10,582	$ 11,892
Other health	904	711
Life	2,640	2,769
Total	$ 14,126	$ 15,372

         Premium revenue at Bankers Fidelity decreased $1.2 million, or 8.1%, during the three month period ended March 31, 2007 from the comparable period in 2006. Premiums from the Medicare supplement and other health lines of business decreased $1.1 million, or 8.9%, during the three month period ended March 31, 2007 due to the continued decline in new business levels and the non-renewal of certain policies that resulted from increased competition. Premiums from the life insurance line of business decreased $0.1 million, or 4.7%, during the three month period ended March 31, 2007 from the comparable period in 2006 due to the continued decline in sales related activities.

      The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2007 and the comparable period in 2006 (in thousands):

Three Months Ended March 31,
2007	2006

Benefits and losses	$ 10,374	$ 11,538
Commission and other expenses	4,990	4,799
Total expenses	$ 15,364	$ 16,337

         Benefits and losses decreased $1.2 million, or 10.1%, during the three month period ended March 31, 2007, from the comparable period in 2006. As a percentage of premiums, benefits and losses were 73.4% for the three month period ended March 31, 2007 compared to 75.1% for the three month period ended March 31, 2006. The decrease in the loss ratio was primarily due to favorable claims experience in the Medicare supplement line of business partially offset by the continued aging of the existing block of life insurance business as well as a declining revenue base.

         Commissions and other expenses increased $0.2 million, or 4.0%, during the three month period ended March 31, 2007 over the comparable period in 2006. The increase in commissions and other expenses was primarily due to an increase in marketing activities related to new business opportunities as well as increased agency related expenses and higher lead costs. As a percentage of premiums, these expenses were 35.3% for the three month period ended March 31, 2007 compared to 31.2% for the three month period ended March 31, 2006. The increase in the expense ratio for the three month period ended March 31, 2007 was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues.

INVESTMENT INCOME AND REALIZED GAINS

         Investment income increased slightly during the three month period ended March 31, 2007 over the comparable period in 2006. The increase in investment income for the three month period ended March 31, 2007 was primarily due to a higher level of average invested assets.

         The Company had net realized investment gains of $17,000 during the three month period ended March 31, 2007 compared to net realized investment gains of $4.0 million in the three month period ended March 31, 2006. The decrease in net realized gains for the three month period ended March 31, 2007 was primarily due to sales of a portion of the Company’s investments in the automotive sector (bonds of General Motors Corporation), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which occurred in the three month period ended March 31, 2006 and resulted in realized investment gains totaling $4.0 million during that period. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

         Interest expense of $1.0 million decreased slightly during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in interest expense was due to a lower average debt level under the Company’s revolving credit facility (the “Revolver”) as a part of its credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”). In January 2007, the Company repaid $9.0 million in principal under the Revolver and reborrowed $9.0 million in March 2007.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $2.4 million, or 13.8%, during the three month period ended March 31, 2007 from the comparable period in 2006. The decrease in other expenses for the three month period ended March 31, 2007 was primarily attributable to a reduction in commission expenses that resulted from the decline in insurance premiums described above. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 43.2% in the three month period ended March 31, 2007 from 43.6% in the three month period ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

        The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. The Company believes that, within each business unit, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed. Cash flows at the Parent company are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent company are for the payment of operating expenses, the acquisition of capital assets and debt service requirements.

         The Parent’s insurance subsidiaries reported statutory net income of $4.0 million for the three month period ended March 31, 2007 compared to a combined statutory net loss of $2.9 million for the three month period ended March 31, 2006. The increase in statutory net income was due to the impairment charge taken on the Company’s investments in the automotive sector of $10.7 million which was recorded effective January 1, 2006 for statutory purposes. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $2.4 million for the three month period ended March 31, 2007 compared to $6.4 million for the three month period ended March 31, 2006. The reasons for the decrease in GAAP net income in the three month period ended March 31, 2007 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

         At March 31, 2007, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At March 31, 2007, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $13.6 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. As of March 31, 2007, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $0.1 million.

        At March 31, 2007, the Company’s $54.0 million of borrowings consisted of $12.8 million of bank debt pursuant to the Company’s Credit Agreement with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Credit Agreement provides for a reducing revolving credit facility pursuant to which the Company may, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of March 31, 2007, the combined effective interest rate was 7.99%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $0.5 million in principal on each of June 30 and December 31, 2007 and 2008, $1.0 million and $1.5 million in principal on June 30 and December 31, 2009, respectively, and $10.5 million in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full.

        The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2007, the effective interest rate was 9.41%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

        The Company intends to pay its obligations under the Credit Agreement and the Junior Subordinated Debentures using dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Credit Agreement could be refinanced with the current lender, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $10.6 million at March 31, 2007.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2007, American Southern had $36.3 million of statutory surplus, Georgia Casualty had $23.2 million of statutory surplus, Association Casualty had $22.3 million of statutory surplus (the Regional Property and Casualty business unit had an aggregate of $45.5 million of statutory surplus), and Bankers Fidelity had $34.7 million of statutory surplus.

         Net cash used in operating activities was $6.9 million in the three month period ended March 31, 2007 compared to $5.8 million in the three month period ended March 31, 2006; and cash and short-term investments decreased from $27.3 million at December 31, 2006 to $14.0 million at March 31, 2007. The decrease in cash and short-term investments during the three month period ended March 31, 2007 was primarily attributable to the decrease in premiums coupled with an increased level of investing exceeding normal sales and maturities.

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

CONTRACTUAL OBLIGATIONS

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 12,750	$ 1,000	$ 3,500	$ 8,250	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	101,013	4,704	9,532	7,916	78,861
Operating leases	4,283	1,092	2,086	1,025	80
Purchase commitments(2)	6,361	6,323	38	-	-
Losses and claims(3)	166,173	63,146	49,852	18,279	34,896
Future policy benefits(4)	52,406	8,909	18,342	17,818	7,337
Unearned premiums(5)	23,404	10,532	6,787	3,277	2,808
Other policy liabilities	1,658	1,658	-	-	-
Total	$ 409,286	$ 97,364	$ 90,137	$ 56,565	$ 165,220

(1)	Interest payable is based on interest rates as of March 31, 2007 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of March 31, 2007. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

        Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2006, as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

FORWARD-LOOKING STATEMENTS

        This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2007	857	$ 3.36	857	558,992
February 1 - February 28, 2007	-	-	-	558,992
March 1 - March 31, 2007	140	3.72	140	558,852
Total	997	$ 3.41	997

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

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 14, 2007	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.