Form 10-Q
period 2007-06-30
ATLANTIC AMERICAN CORP
filed 2007-08-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 9, 2007 was 21,647,546.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited June 30, 2007	December 31, 2006
Cash and cash equivalents, including short-term investments of $209 and $20,188	$ 25,690	$ 27,294
Investments:
Fixed maturities (cost: $260,730 and $260,400)	260,576	262,316
Common and non-redeemable preferred stocks (cost: $11,279 and $11,279)	27,410	28,826
Other invested assets (cost: $3,075 and $3,099)	3,015	3,030
Mortgage loans	1,323	1,378
Policy and student loans	1,947	1,949
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	295,547	298,775
Receivables:
Reinsurance	58,225	54,493
Other (net of allowance for doubtful accounts: $1,302 and $1,718)	27,687	34,976
Deferred income taxes, net	6,053	5,755
Deferred acquisition costs	22,504	24,418
Other assets	9,405	9,913
Goodwill	3,008	3,008
Total assets	$ 448,119	$ 458,632

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 53,545	$ 52,019
Unearned premiums	44,318	50,722
Losses and claims	163,867	162,950
Other policy liabilities	1,645	1,816
Total policy liabilities	263,375	267,507
Accounts payable and accrued expenses	37,707	42,949
Bank debt payable	12,750	12,750
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	355,070	364,444

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 21,633,548 and 21,484,440; shares outstanding: 21,633,448 and 21,481,413	21,633	21,484
Additional paid-in capital	56,207	55,832
Retained earnings	5,419	4,969
Accumulated other comprehensive income	9,586	11,707
Treasury stock, at cost: 100 and 3,027 shares	-	(8)
Total shareholders' equity	93,049	94,188
Total liabilities and shareholders' equity	$ 448,119	$ 458,632

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Insurance premiums	$ 33,881	$ 38,660	$ 68,981	$ 78,994
Investment income	4,553	4,795	9,023	9,258
Realized investment gains, net	-	2	17	3,970
Other income	101	121	412	441
Total revenue	38,535	43,578	78,433	92,663
Benefits and expenses:
Insurance benefits and losses incurred	22,338	22,017	44,733	47,435
Commissions and underwriting expenses	11,012	16,846	22,547	30,512
Interest expense	1,036	1,146	2,066	2,191
Other	3,309	3,821	6,926	7,725
Total benefits and expenses	37,695	43,830	76,272	87,863
Income (loss) before income tax expense	840	(252)	2,161	4,800
Income tax expense	406	7	876	1,565
Net income (loss)	434	(259)	1,285	3,235
Preferred stock dividends	(428)	(302)	(835)	(603)
Net income (loss) applicable to common stock	$ 6	$ (561)	$ 450	$ 2,632
Net income (loss) per common share (basic and diluted)	$ -	$ (.03)	$ .02	$ .12

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Six Months Ended June 30, 2007	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2006	$ 204	$ 21,484	$ 55,832	$ 4,969	$ 11,707	$ (8)	$ 94,188
Comprehensive income (loss):
Net income				1,285			1,285
Decrease in unrealized investment gains					(3,477)		(3,477)
Fair value adjustment to derivative financial instrument					214		214
Deferred income tax attributable to other comprehensive income (loss)					1,142		1,142
Total comprehensive loss							(836)
Dividends accrued on preferred stock				(835)			(835)
Common stock issued in lieu of preferred stock dividend payments		103	257				360
Deferred share compensation expense			2				2
Restricted stock grants		12	(12)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(13)	(13)
Issuance of shares for employee benefit plans and stock options		34	95			21	150
Balance, June 30, 2007	$ 204	$ 21,633	$ 56,207	$ 5,419	$ 9,586	$ -	$ 93,049
Six Months Ended June 30, 2006
Balance, December 31, 2005	$ 134	$ 21,412	$ 48,925	$ (2,780)	$ 12,846	$ (84)	$ 80,453
Comprehensive income (loss):
Net income				3,235			3,235
Decrease in unrealized investment gains					(6,754)		(6,754)
Fair value adjustment to derivative financial instrument					275		275
Deferred income tax attributable to other comprehensive income (loss)					2,267		2,267
Total comprehensive loss							(977)
Dividends accrued on preferred stock			(155)	(448)			(603)
Deferred share compensation expense			2				2
Restricted stock grants		22	(22)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(16)	(16)
Issuance of shares for employee benefit plans and stock options		22	37	(7)		100	152
Balance, June 30, 2006	$ 134	$ 21,456	$ 48,820	$ -	$ 8,634	$ -	$ 79,044

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 1,285	$ 3,235
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	10,389	11,985
Acquisition costs deferred	(8,475)	(9,873)
Realized investment gains	(17)	(3,970)
Decrease in insurance reserves	(4,132)	(18,253)
Compensation expense related to share awards	35	35
Depreciation and (accretion) amortization	(220)	510
Deferred income tax expense	845	1,530
Decrease in receivables, net	2,036	13,627
Decrease in other liabilities	(5,552)	(5,774)
Other, net	489	440
Net cash used in operating activities	(3,317)	(6,508)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	58,157	23,904
Investments purchased	(56,113)	(57,564)
Additions to property and equipment	(336)	(103)
Net cash provided by (used in) investing activities	1,708	(33,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	18,000	3,000
Repayments of debt	(18,000)	(500)
Proceeds from the exercise of stock options	18	14
Purchase of treasury shares	(13)	(16)
Net cash provided by financing activities	5	2,498
Net decrease in cash and cash equivalents	(1,604)	(37,773)
Cash and cash equivalents at beginning of period	27,294	41,776
Cash and cash equivalents at end of period	$ 25,690	$ 4,003
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,091	$ 2,120
Cash paid (received) for income taxes	$ 310	$ (367)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three month and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note 3.   Segment Information

        The Company has three principal business units, each focusing on a specific geographic region and/or specific products. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month and six month periods ended June 30, 2007 and 2006.

        Prior to 2007, the Company reported its segment data in accordance with the operating results of its four primary operating subsidiaries. As previously disclosed, the Company has completed its efforts to conform the information systems, policies and procedures, products, marketing and managerial responsibilities between Association Casualty Insurance Company and Georgia Casualty & Surety Company, two of the Company’s operating subsidiaries, to create a southern “regional” property and casualty operation. Accordingly, effective January 1, 2007, the Company began internally reporting the results and activities of these companies on a combined basis.

        Segment data for prior periods has been restated to conform the prior presentation with that of the current period.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Regional Property and Casualty	$ 10,782	$ 12,787	$ 22,393	$ 28,937
American Southern	12,104	14,330	24,439	28,880
Bankers Fidelity	15,543	16,314	31,202	34,148
Corporate and Other	4,218	6,291	8,732	10,839
Adjustments and Eliminations	(4,112)	(6,144)	(8,333)	(10,141)
Total Revenue	$ 38,535	$ 43,578	$ 78,433	$ 92,663

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Regional Property and Casualty	$ (464)	$ (1,957)	$ (34)	$ 443
American Southern	2,395	2,659	4,785	5,316
Bankers Fidelity	288	920	583	2,417
Corporate and Other	(1,379)	(1,874)	(3,173)	(3,376)
Consolidated Results	$ 840	$ (252)	$ 2,161	$ 4,800

Note 4.   Credit Arrangements

        Bank Debt

        At June 30, 2007, the Company’s $12,750 of bank debt consisted of a reducing revolving credit facility (the “Revolver”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. The interest rate on amounts outstanding under the Revolver is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Revolver requires the Company to repay $500 in principal on each of June 30 and December 31, 2007 and 2008, $1,000 and $1,500 in principal on June 30 and December 31, 2009, respectively, and $10,500 in principal at maturity on June 30, 2010. The Revolver requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Revolver and declare all amounts outstanding due and payable in full. As of June 30, 2007, the Revolver’s effective interest rate was 7.99%.

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

        The financial structure of each of Atlantic American Statutory Trust I and II, as of June 30, 2007 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2007	18,042	23,196
Balance December 31, 2006	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

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

        The estimated fair value and related carrying value of the Company’s rate collar at June 30, 2007 was an asset of approximately $49.

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2007	2006	2007	2006
Net realized gains on investments included in net income (loss)	$ -	$ 2	$ 17	$ 3,970
Other components of comprehensive income (loss):
Net pre-tax unrealized losses arising during period	$ (4,852)	$ (3,355)	$ (3,460)	$ (2,784)
Reclassification adjustment	-	(2)	(17)	(3,970)
Net pre-tax unrealized losses recognized in other comprehensive income (loss)	(4,852)	(3,357)	(3,477)	(6,754)
Fair value adjustment to derivative financial instrument	280	143	214	275
Deferred income tax attributable to other comprehensive income (loss)	1,600	1,124	1,142	2,267
Change in accumulated other comprehensive income	(2,972)	(2,090)	(2,121)	(4,212)
Accumulated other comprehensive income beginning of period	12,558	10,724	11,707	12,846
Accumulated other comprehensive income end of period	$ 9,586	$ 8,634	$ 9,586	$ 8,634

Note 7.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2007
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 434	21,575
Less preferred stock dividends	(428)
Net income applicable to common shareholders	6	21,575	$ -
Diluted Earnings Per Common Share:
Effect of dilutive stock options		453
Net income applicable to common shareholders	$ 6	22,028	$ -

	Three Months Ended June 30, 2006
	Income	Shares	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$ (259)	21,410
Less preferred stock dividends	(302)
Net loss applicable to common shareholders	$ (561)	21,410	$ (.03)

	Six Months Ended June 30, 2007
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 1,285	21,536
Less preferred stock dividends	(835)
Net income applicable to common shareholders	450	21,536	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		430
Net income applicable to common shareholders	$ 450	21,966	$ .02

	Six Months Ended June 30, 2006
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share:
Net Income	$ 3,235	21,388
Less preferred stock dividends	(603)
Net income applicable to common shareholders	2,632	21,388	$ .12
Diluted Earnings Per Common Share:
Effect of dilutive stock options		168
Net income applicable to common shareholders	$ 2,632	21,556	$ .12

        The assumed conversion of the Company’s Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2007 since their impact was antidilutive.

        The assumed conversion of the Company’s Series B Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2006 since its impact was antidilutive.

Note 8.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the expense for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Federal income tax provision at statutory rate of 35%	$ 294	$ (88)	$ 756	$ 1,680
Tax exempt interest and dividends received deductions	(102)	(46)	(214)	(80)
Other permanent differences	11	10	22	20
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	202	127	302	(66)
State income taxes	1	4	10	11
Income tax expense	$ 406	$ 7	$ 876	$ 1,565

The components of the income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Current - Federal	$ 10	$ 21	$ 21	$ 24
Current - State	1	4	10	11
Deferred - Federal	395	(18)	845	1,530
Total	$ 406	$ 7	$ 876	$ 1,565

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2007 and 2006 resulted from the dividends-received deduction (“DRD”) and the change in asset valuation allowance.

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

Note 9.  Employee Retirement Plans

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Service cost	$ 51	$ 50	$ 102	$ 100
Interest cost	82	77	165	155
Expected return on plan assets	(54)	(48)	(108)	(96)
Net amortization	28	34	56	69
Net periodic benefit cost	$ 107	$ 113	$ 215	$ 228

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Six Months Ended June 30,
	2007	2006
Discount rate	5.50%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $184 for all defined benefit pension plans in 2007. During the three month and six month periods ended June 30, 2007, the Company did not make any payments to any of the pension plans.

Note 10.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 11.  Related Party Transactions

        The Company has, from time to time, purchased common and preferred shares in Gray Television, Inc. (“Gray Television”) in the ordinary course of investing. Mr. Robinson, the Company’s chairman of the board of directors, is an executive officer and a member of the board of directors of Gray Television. Mr. Howell, the Company’s president and chief executive officer, and Mrs. Robinson, a member of the Company’s board of directors, are members of the board of directors of Gray Television. On May 22, 2007, Gray Television redeemed the Company's investment in Gray Television Series C preferred stock at a price of $10,000 per share plus accrued but unpaid dividends thereon. There was no gain or loss on the transaction.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and six month periods ended June 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

         Unpaid loss and loss adjustment expenses comprised 46% of the Company’s liabilities at June 30, 2007. This obligation includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2007, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2007 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2007. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2007 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results from a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent they are not covered by reinsurance coverage, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 15% of the Company’s total liabilities at June 30, 2007. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 5% of the Company’s total assets at June 30, 2007. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 19% of the Company’s total assets at June 30, 2007. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 72% of the Company’s total assets at June 30, 2007. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised approximately 1% of the Company’s total assets at June 30, 2007. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.4 million, or $0.00 per diluted share, during the three month period ended June 30, 2007, compared to a net loss of $0.3 million, or $0.03 per diluted share, for the three month period ended June 30, 2006. The Company had net income of $1.3 million, or $0.02 per diluted share, for the six month period ended June 30, 2007, compared to net income of $3.2 million, or $0.12 per diluted share, for the six month period ended June 30, 2006. Premium revenue for the three month period ended June 30, 2007, decreased $4.8 million, or 12.4%, to $33.9 million. For the six month period ended June 30, 2007, premium revenue decreased $10.0 million, or 12.7%, to $69.0 million. The decrease in premiums for the three month and six month periods ended June 30, 2007 was primarily attributable to increased pricing competition on most property and casualty lines, the non-renewal of targeted classes of property business as well as the loss of a significant account. In addition, the Company’s life and health operations have experienced a premium decline resulting from lower new sales activity and an increased level of product competition, specifically in the Medicare supplement market. The increase in net income for the three month period ended June 30, 2007, as compared to the three month period ended June 30, 2006 was due primarily to the non-recurrence of a 2006 windstorm assessment related to hurricane Katrina. In April 2006, the Company received an assessment from the Mississippi Windstorm Underwriting Association of approximately $2.2 million which was in addition to a $1.3 million assessment previously received and paid in 2005. The April 2006 assessment ultimately exhausted the Company’s remaining $0.03 million of catastrophe reinsurance related to hurricane Katrina, and the Company expensed the $2.2 million excess amount in the three month period ended June 30, 2006. The decrease in net income for the six month period ended June 30, 2007, as compared to the six month period ended June 30, 2006 was primarily due to a decrease in realized investment gains. During the six month period ended June 30, 2007, the Company had net realized investment gains of $17,000 compared to net realized investment gains of $4.0 million in the same period of 2006.

        The Company’s property and casualty operations are comprised of Regional Property and Casualty and American Southern. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.

        A more detailed analysis of the individual business units and other corporate activities is provided below.

UNDERWRITING RESULTS

Regional Property and Casualty

        The following is a summary of Regional Property and Casualty’s premiums for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross written premiums	$ 12,469	$ 14,404	$ 24,498	$ 27,531
Ceded premiums	(3,338)	(4,503)	(6,754)	(8,997)
Net written premiums	$ 9,131	$ 9,901	$ 17,744	$ 18,534
Net earned premiums	$ 9,208	$ 11,065	$ 19,220	$ 23,150

        Regional Property and Casualty’s gross written premiums decreased $1.9 million, or 13.4%, during the three month period ended June 30, 2007, and $3.0 million, or 11.0%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in gross written premiums for the three month and six month periods ended June 30, 2007 was primarily due to a significant increased level of price competition in the marketplace which has resulted in the renewal of expiring policies at rates generally 10% to 15% lower than previously charged for comparable exposures.

        Regional Property and Casualty’s ceded premiums decreased $1.2 million, or 25.9%, during the three month period ended June 30, 2007, and $2.2 million, or 24.9%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in ceded premiums for the three month and six month periods ended June 30, 2007 was primarily attributable to the decline in gross written premiums as well as an overall reduction in reinsurance rates due to changes in the business unit’s risk profile.

        The following presents Regional Property and Casualty’s net earned premiums by line of business for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Workers' compensation	$ 3,430	$ 4,287	$ 7,343	$ 8,576
General liability	597	558	1,386	1,589
Commercial multi-peril	3,162	3,905	6,291	8,075
Commercial automobile	2,019	2,315	4,200	4,910
Total	$ 9,208	$ 11,065	$ 19,220	$ 23,150

        Net earned premiums decreased $1.9 million, or 16.8%, during the three month period ended June 30, 2007, and $3.9 million, or 17.0%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in net earned premiums for the three month and six month periods ended June 30, 2007 was primarily due to the policy renewal pricing issues described previously coupled with lower levels of retained business.

        The following sets forth Regional Property and Casualty’s loss and expense ratios for the three month and six month periods ended June 30, 2007 and for the comparable periods in 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss ratio	71.2%	54.6%	70.5%	60.1%
Expense ratio	51.0%	78.6%	46.2%	63.0%
Combined ratio	122.2%	133.2%	116.7%	123.1%

         The loss ratio for the three month period ended June 30, 2007 increased to 71.2% from 54.6% in the three month period ended June 30, 2006 and to 70.5% in the six month period ended June 30, 2007 from 60.1% in the comparable period of 2006. The increase in the loss ratio for the three month and six month periods ended June 30, 2007 was primarily due to an increase in frequency and severity of claims in the property, general liability and automobile lines of business.

         The expense ratio for the three month period ended June 30, 2007 decreased to 51.0% compared to 78.6% in the three month period ended June 30, 2006 and to 46.2% for the six month period ended June 30, 2007 compared to 63.0% in the comparable period of 2006. The decrease in the expense ratio for the three month and six month periods ended June 30, 2007 was primarily attributable to two charges incurred in 2006: a $2.2 million charge related to an assessment from the Mississippi Windstorm Underwriting Association and a $1.0 million increase in the second injury trust fund assessment accrual. Both of these charges were expensed during the three month period ended June 30, 2006 but did not recur in the comparable period of 2007. Also contributing to the decrease for the three month and six month periods ended June 30, 2007 was a 30% reinsurance ceding commission for which there was no similar commission in the comparable periods of 2006.

American Southern

        The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Gross written premiums	$ 12,656	$ 13,338	$ 20,991	$ 25,216
Ceded premiums	(1,798)	(2,343)	(3,563)	(4,689)
Net written premiums	$ 10,858	$ 10,995	$ 17,428	$ 20,527
Net earned premiums	$ 10,710	$ 12,914	$ 21,672	$ 25,791

        Gross written premiums at American Southern decreased $0.7 million, or 5.1%, during the three month period ended June 30, 2007, and $4.2 million, or 16.8%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in gross written premiums during the three month and six month periods ended June 30, 2007 was primarily due to the loss of a significant account which had previously resulted in approximately $10.5 million in annualized commercial automobile premium. For the six month period ended June 30, 2007 gross written premiums generated by this account were $0.6 million compared to $4.1 million in the same period of 2006, a decrease of $3.5 million. Also contributing to the decrease in gross written premiums during the three month and six month periods ended June 30, 2007 was the non-renewal of several performance bonds in the surety line of business as well as a reduction in business writings from a previously existing joint venture with Carolina Motor Club, Inc.

        Ceded premiums decreased $0.5 million, or 23.3%, during the three month period ended June 30, 2007, and $1.1 million, or 24.0%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in ceded premiums during the three month and six month periods ended June 30, 2007 was primarily due to the significant decline in gross written premiums.

        The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commercial automobile	$ 4,991	$ 6,036	$ 9,990	$ 11,880
Private passenger auto	1	651	43	1,476
General liability	2,693	2,809	5,345	5,696
Property	655	806	1,383	1,616
Surety	2,370	2,612	4,911	5,123
Total	$ 10,710	$ 12,914	$ 21,672	$ 25,791

        Net earned premiums decreased $2.2 million, or 17.1%, during the three month period ended June 30, 2007, and $4.1 million, or 16.0%, during the six month period ended June 30, 2007, from the comparable periods in 2006 primarily due to the decline in policy writings described above.

        The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2007 and for the comparable periods in 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Loss ratio	49.2%	40.9%	47.5%	43.7%
Expense ratio	41.5%	49.4%	43.2%	47.6%
Combined ratio	90.7%	90.3%	90.7%	91.3%

         The loss ratio for the three month period ended June 30, 2007 increased to 49.2% from 40.9% in the three month period ended June 30, 2006 and to 47.5% in the six month period ended June 30, 2007 from 43.7% in the comparable period of 2006. The increase in the loss ratio in the three month and six month periods ended June 30, 2007 was primarily due to an increase in loss adjustment expenses which resulted from a significant commercial automobile claim as well as the decrease in net earned premiums discussed previously.

         The expense ratio for the three month period ended June 30, 2007 decreased to 41.5% compared to 49.4% in the three month period ended June 30, 2006 and to 43.2% for the six month period ended June 30, 2007 compared to 47.6% in the comparable period of 2006. The decrease in the expense ratio in the three month and six month periods ended June 30, 2007 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Medicare supplement	$ 10,273	$ 11,139	$ 20,855	$ 23,031
Other health	978	727	1,882	1,438
Life	2,712	2,815	5,352	5,584
Total	$ 13,963	$ 14,681	$ 28,089	$ 30,053

        Premium revenue at Bankers Fidelity decreased $0.7 million, or 4.9%, during the three month period ended June 30, 2007, and $1.9 million, or 6.5%, during the six month period ended June 30, 2007, from the comparable periods in 2006. Premiums from the Medicare supplement and other health lines of business decreased $0.6 million, or 5.2%, during the three month period ended June 30, 2007 and $1.7 million, or 7.1%, during the six month period ended June 30, 2007, due to the continued decline in new business levels and the non-renewal of certain policies that resulted from increased pricing and product competition. Premiums from the life insurance line of business decreased $0.1 million, or 3.7%, during the three month period ended June 30, 2007, and $0.2 million, or 4.2%, during the six month period ended June 30, 2007, from the comparable periods of 2006 due to the continued decline in sales related activities.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Benefits and losses	$ 10,517	$ 10,693	$ 20,891	$ 22,231
Commission and other expenses	4,737	4,702	9,727	9,501
Total expenses	$ 15,254	$ 15,395	$ 30,618	$ 31,732

        Benefits and losses decreased $0.2 million, or 1.6%, during the three month period ended June 30, 2007, and $1.3 million, or 6.0%, during the six month period ended June 30, 2007, from the comparable periods in 2006. As a percentage of earned premiums, benefits and losses were 75.3% for the three month period ended June 30, 2007 and 74.4% for the six month period ended June 30, 2007 compared to 72.8% for the three month period ended June 30, 2006 and 74.0% for the six month period ended June 30, 2006. The increase in the loss ratio for the three month and six month periods ended June 30, 2007 was primarily due to the continued aging of the existing block of life insurance business.

        Commissions and other expenses increased slightly during the three month period ended June 30, 2007, and $0.2 million, or 2.4%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The increase in commissions and other expenses for the three month and six month periods ended June 30, 2007 was primarily due to an increase in marketing activities related to new business opportunities as well as increased agency related expenses and higher lead costs. As a percentage of earned premiums, these expenses were 33.9% for the three month period ended June 30, 2007 and 34.6% for the six month period ended June 30, 2007 compared to 32.0% for the three month period ended June 30, 2006 and 31.6% for the six month period ended June 30, 2006. The increase in the expense ratio for the three month and six month periods ended June 30, 2007 was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income decreased $0.2 million, or 5.0%, during the three month period ended June 30, 2007, and $0.2 million, or 2.5%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in investment income for the three month and six month periods ended June 30, 2007 was primarily due to an increased level of investing in lower yielding short-term fixed maturity securities.

        The Company had net realized investment gains of $17,000 during the six month period ended June 30, 2007 compared to net realized investment gains of $4.0 million in the six month period ended June 30, 2006. The decrease in net realized gains for the six month period ended June 30, 2007 was primarily due to sales of a portion of the Company’s investments in the automotive sector (bonds of General Motors Corporation), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $4.0 million during the six month period ended June 30, 2006. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense decreased $0.1 million, or 9.6%, during the three month period ended June 30, 2007, and $0.1 million, or 5.7%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in interest expense for the three month and six month periods ended June 30, 2007 was due to a lower average debt level under the Company’s revolving credit facility (the “Revolver”) as a part of its credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”). During the six month period ended June 30, 2007, the average bank debt level was $4.1 million compared to $12.3 million in the six month period ended June 30, 2006. Offsetting much of the decrease in interest expense was an increase in the London Interbank Offered Rate (“LIBOR”), which occurred throughout 2006 and into 2007. The interest rates on the trust preferred obligations and a portion of the outstanding bank debt are tied to LIBOR.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $6.3 million, or 30.7%, during the three month period ended June 30, 2007, and $8.8 million, or 22.9%, during the six month period ended June 30, 2007, from the comparable periods in 2006. The decrease in other expenses for the three month and six month periods ended June 30, 2007 was primarily attributable to a reduction in commission expenses that resulted from the decline in insurance premiums described above. Also contributing to the decrease in other expenses for the three month and six month periods ended June 30, 2007 were two non-recurring 2006 charges: a $2.2 million charge related to an assessment from the Mississippi Windstorm Underwriting Association which was not covered by reinsurance and a $1.0 million second injury trust fund accrual adjustment. Both of these charges occurred in the Company’s Regional Property and Casualty business unit during the three months ended June 30, 2006 but did not recur in the comparable period of 2007. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 42.3% in the three month period ended June 30, 2007, from 53.5% in the three month period ended June 30, 2006. For the six month period ended June 30, 2007, this ratio decreased to 42.7% from 48.4% in the comparable period in 2006. The decrease in the expense ratio for the three month and six month periods ended June 30, 2007 was primarily due to the non-recurrence of the two charges incurred in 2006 discussed previously.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2007 and 2006 resulted from the dividends-received deduction (“DRD”) and the change in asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carry forwards.

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

        The Parent’s insurance subsidiaries reported statutory net income of $6.4 million for the six month period ended June 30, 2007 compared to a combined statutory net loss of $1.1 million for the six month period ended June 30, 2006. The increase in statutory net income was due to an impairment charge taken on the Company’s investments in the automotive sector of $10.7 million which was recorded effective January 1, 2006 for statutory purposes. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $4.0 million for the six month period ended June 30, 2007 compared to $7.7 million for the six month period ended June 30, 2006. The reasons for the decrease in GAAP net income in the six month period ended June 30, 2007 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        At June 30, 2007, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At June 30, 2007, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $13.9 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During the six months ended June 30, 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.4 million. Accordingly, as of June 30, 2007, the Company did not have any unpaid dividends on the Series D Preferred Stock.

        At June 30, 2007, the Company’s $54.0 million of borrowings consisted of $12.8 million of bank debt pursuant to the Company’s Credit Agreement with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Credit Agreement provides for a reducing revolving credit facility pursuant to which the Company may, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). The Commitment Amount is incrementally reduced every six months beginning on July 1, 2007. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of June 30, 2007, the combined effective interest rate was 7.99%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $0.5 million in principal on each of June 30 and December 31, 2007 and 2008, $1.0 million and $1.5 million in principal on June 30 and December 31, 2009, respectively, and $10.5 million in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full.

         The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2007, the effective interest rate was 9.42%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $9.6 million at June 30, 2007.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2007, American Southern had $37.0 million of statutory surplus, Georgia Casualty had $22.9 million of statutory surplus, Association Casualty had $21.7 million of statutory surplus (the Regional Property and Casualty business unit had an aggregate of $44.6 million of statutory surplus), and Bankers Fidelity had $34.7 million of statutory surplus.

         Net cash used in operating activities was $3.3 million in the six month period ended June 30, 2007 compared to $6.5 million in the six month period ended June 30, 2006; and cash and short-term investments decreased from $27.3 million at December 31, 2006 to $25.7 million at June 30, 2007. The decrease in cash and short-term investments during the six month period ended June 30, 2007 was primarily attributable to the decrease in premiums.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Bank debt payable	$ 12,750	$ 1,000	$ 11,750	$ -	$ -
Junior Subordinated Debentures	41,238	-	-	-	41,238
Interest payable(1)	99,501	4,704	9,297	7,533	77,967
Operating leases	4,010	1,089	2,000	868	53
Purchase commitments(2)	9,716	9,690	26	-	-
Losses and claims(3)	163,867	62,269	49,160	18,025	34,413
Future policy benefits(4)	53,545	9,103	18,741	18,205	7,496
Unearned premiums(5)	23,045	10,370	6,683	3,226	2,766
Other policy liabilities	1,645	1,645	-	-	-
Total	$ 409,317	$ 99,870	$ 97,657	$ 47,857	$ 163,933

(1)	Interest payable is based on interest rates as of June 30, 2007 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of June 30, 2007. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2007	-	$ -	-	558,852
May 1 - May 31, 2007	1,348	5.17	1,348	557,504
June 1 - June 30, 2007	725	4.03	725	556,779
Total	2,073	$ 4.77	2,073

Item 4. Submission of Matters to a Vote of Security Holders

         On May 1, 2007, the shareholders of the Company cast the following votes at the annual meeting of shareholders with respect to the election of directors of the Company and the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the 2007 fiscal year.

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	15,914,779	574,106
Hilton H. Howell, Jr.	15,962,663	526,222
Edward E. Elson	16,481,320	7,565
Harold K. Fischer	16,481,320	7,565
Samuel E. Hudgins	15,902,613	586,272
D. Raymond Riddle	16,481,320	7,565
Harriett J. Robinson	15,915,418	573,467
Scott G. Thompson	15,914,789	574,096
Mark C. West	16,481,310	7,575
William H. Whaley, M.D.	15,867,242	621,643
Dom H. Wyant	16,481,320	7,565

Ratification of the Appointment of Independent Registered Public Accountants	Shares Voted
	For	Against	Abstain
BDO Seidman, LLP	16,477,095	3,044	8,746

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 14, 2007	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.