Form 10-Q
period 2007-09-30
ATLANTIC AMERICAN CORP
filed 2007-11-13
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 7, 2007, was 21,705,586.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited
	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents, including short-term investments of $212 and $20,188	$16,429	$27,294

Investments:
Fixed maturities (cost: $271,560 and $260,400)	273,062	262,316
Common and non-redeemable preferred stocks (cost: $10,158 and $11,279)	22,854	28,826
Other invested assets (cost: $3,043 and $3,099)	2,900	3,030
Mortgage loans	—	1,378
Policy and student loans	1,949	1,949
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238

Total investments	302,041	298,775

Receivables:
Reinsurance	58,664	54,493
Other (net of allowance for doubtful accounts: $1,268 and $1,718)	31,993	34,976
Deferred income taxes, net	6,760	5,755
Deferred acquisition costs	22,424	24,418
Other assets	8,737	9,913
Goodwill	3,008	3,008

Total assets	$450,056	$458,632

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policy funds:
Future policy benefits	$55,151	$52,019
Unearned premiums	44,140	50,722
Losses and claims	163,469	162,950
Other policy liabilities	1,592	1,816

Total policy liabilities	264,352	267,507
Accounts payable and accrued expenses	38,655	42,949
Bank debt payable	12,750	12,750
Junior subordinated debenture obligations	41,238	41,238

Total liabilities	356,995	364,444

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 21,663,223 and 21,484,440; shares outstanding: 21,663,153 and 21,481,413	21,663	21,484
Additional paid-in capital	56,247	55,832
Retained earnings	6,796	4,969
Accumulated other comprehensive income	8,151	11,707
Treasury stock, at cost: 70 and 3,027 shares	—	(8)

Total shareholders’ equity	93,061	94,188

Total liabilities and shareholders’ equity	$450,056	$458,632

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Insurance premiums	$33,891	$37,498	$102,872	$116,492
Investment income	4,504	4,481	13,527	13,739
Realized investment gains, net	2,371	1,400	2,388	5,370
Other income	206	196	618	637

Total revenue	40,972	43,575	119,405	136,238

Benefits and expenses:
Insurance benefits and losses incurred	22,954	22,371	67,687	69,806
Commissions and underwriting expenses	11,361	13,297	33,908	43,809
Interest expense	1,049	1,202	3,115	3,393
Other	3,409	3,756	10,335	11,481

Total benefits and expenses	38,773	40,626	115,045	128,489

Income before income tax expense	2,199	2,949	4,360	7,749
Income tax expense	393	212	1,269	1,777

Net income	1,806	2,737	3,091	5,972
Preferred stock dividends	(429)	(302)	(1,264)	(905)

Net income applicable to common stock	$1,377	$2,435	$1,827	$5,067

Net income per common share (basic)	$.06	$.11	$.08	$.24

Net income per common share (diluted)	$.06	$.10	$.08	$.22

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

				Retained
			Additional	Earnings	Accumulated Other
	Preferred	Common	Paid-in	(Accumulated	Comprehensive	Treasury
Nine Months Ended September 30, 2007	Stock	Stock	Capital	Deficit)	Income	Stock	Total
Balance, December 31, 2006	$204	$21,484	$55,832	$4,969	$11,707	$(8)	$94,188

Comprehensive income (loss):
Net income				3,091			3,091
Decrease in unrealized investment gains					(5,339)		(5,339)
Fair value adjustment to derivative financial instrument					(131)		(131)
Deferred income tax attributable to other comprehensive income (loss)					1,914		1,914

Total comprehensive loss							(465)

Dividends accrued on preferred stock				(1,264)			(1,264)
Common stock issued in lieu of preferred stock dividend payments		103	257				360
Deferred share compensation expense		10	(8)				2
Restricted stock grants		12	(12)				—
Amortization of unearned compensation			50				50
Purchase of shares for treasury						(23)	(23)
Issuance of shares for employee benefit plans and stock options		54	128			31	213

Balance, September 30, 2007	$204	$21,663	$56,247	$6,796	$8,151	$—	$93,061

Nine Months Ended September 30, 2006

Balance, December 31, 2005	$134	$21,412	$48,925	$(2,780)	$12,846	$(84)	$80,453

Comprehensive income:
Net income				5,972			5,972
Decrease in unrealized investment gains					(651)		(651)
Fair value adjustment to derivative financial instrument					(125)		(125)
Deferred income tax attributable to other comprehensive income (loss)					272		272

Total comprehensive income							5,468

Issuance of 70,000 shares of preferred stock	70		6,930				7,000
Dividends accrued on preferred stock			(155)	(750)			(905)
Deferred share compensation expense			3				3
Restricted stock grants		22	(22)				—
Amortization of unearned compensation			50				50
Purchase of shares for treasury						(21)	(21)
Issuance of shares for employee benefit plans and stock options		43	71	(7)		105	212

Balance, September 30, 2006	$204	$21,477	$55,802	$2,435	$12,342	$—	$92,260

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,091	$5,972
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	13,326	17,977
Acquisition costs deferred	(11,332)	(15,026)
Realized investment gains	(2,388)	(5,370)
Decrease in insurance reserves	(3,155)	(24,387)
Compensation expense related to share awards	52	53
Depreciation and (accretion) amortization	(185)	751
Deferred income tax expense	910	1,553
Decrease in receivables, net	783	15,170
Decrease in other liabilities	(5,329)	(4,902)
Other, net	962	278

Net cash used in operating activities	(3,265)	(7,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	64,124	39,868
Investments purchased	(71,330)	(60,456)
Additions to property and equipment	(390)	(210)

Net cash used in investing activities	(7,596)	(20,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	27,000	3,000
Proceeds from the issuance of Series D Preferred Stock	—	7,000
Repayments of debt	(27,000)	(500)
Proceeds from the exercise of stock options	19	15
Purchase of treasury shares	(23)	(21)

Net cash (used in) provided by financing activities	(4)	9,494

Net decrease in cash and cash equivalents	(10,865)	(19,235)
Cash and cash equivalents at beginning of period	27,294	41,776

Cash and cash equivalents at end of period	$16,429	$22,541

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,054	$3,528

Cash paid (received) for income taxes	$310	$(267)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited; Dollars in thousands, except per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three month and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     In July 2006, the FASB issued Financial Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company adopted the provisions of FIN 48 on January 1, 2007 and did not recognize any liability for unrecognized tax benefits or adjust retained earnings. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense and, as of January 1, 2007, the Company had no accrued interest and penalties.
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

Note 3. Segment Information
     The Company has three principal business units, each focusing on a specific geographic region and/or specific products. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month and nine month periods ended September 30, 2007 and 2006.
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
     Segment data for prior periods has been restated to conform the prior presentation with that of the current period.
Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Regional Property and Casualty	$12,456	$13,127	$34,849	$42,064
American Southern	11,619	14,141	36,058	43,021
Bankers Fidelity	16,494	16,011	47,696	50,159
Corporate and Other	4,620	4,875	13,352	15,714
Adjustments and Eliminations	(4,217)	(4,579)	(12,550)	(14,720)

Total Revenue	$40,972	$43,575	$119,405	$136,238

Income (loss) before income taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Regional Property and Casualty	$(234)	$616	$(268)	$1,059
American Southern	2,311	2,794	7,096	8,110
Bankers Fidelity	2,021	1,462	2,604	3,879
Corporate and Other	(1,899)	(1,923)	(5,072)	(5,299)

Consolidated Results	$2,199	$2,949	$4,360	$7,749

Note 4. Credit Arrangements
     Bank Debt
     At September 30, 2007, the Company’s $12,750 of bank debt consisted of a reducing revolving credit facility (the “Revolver”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company had the ability to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Revolver, the Commitment Amount is incrementally reduced every six months from July 1, 2007. The interest rate on amounts outstanding under the Revolver is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Revolver requires the Company to repay $500 in principal on December 31, 2007 and each of June 30 and December 31, 2008, $1,000 and $1,500 in principal on June 30 and December 31, 2009, respectively, and $10,500 in principal at maturity on June 30, 2010. The Revolver requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Revolver and declare all amounts outstanding due and payable in full. As of September 30, 2007, the Revolver’s effective interest rate was 7.99%.

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
     The financial structure of each of Atlantic American Statutory Trust I and II, as of September 30, 2007 was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2007	18,042	23,196
Balance December 31, 2006	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.
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
     The estimated fair value and related carrying value of the Company’s rate collar at September 30, 2007 was a liability of approximately $297.

Note 6. Reconciliation of Other Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net realized gains on investments included in net income	$2,371	$1,400	$2,388	$5,370

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) arising during period	$509	$7,503	$(2,951)	$4,719
Reclassification adjustment	(2,371)	(1,400)	(2,388)	(5,370)

Net pre-tax unrealized gains (losses) recognized in other comprehensive income (loss)	(1,862)	6,103	(5,339)	(651)
Fair value adjustment to derivative financial instrument	(345)	(400)	(131)	(125)
Deferred income tax attributable to other comprehensive income (loss)	772	(1,995)	1,914	272

Change in accumulated other comprehensive income	(1,435)	3,708	(3,556)	(504)
Accumulated other comprehensive income beginning of period	9,586	8,634	11,707	12,846

Accumulated other comprehensive income end of period	$8,151	$12,342	$8,151	$12,342

Note 7. Earnings Per Common Share
     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended
	September 30, 2007
		Shares	Per Share
	Income	(In thousands)	Amount

Basic Earnings Per Common Share:
Net income	$1,806	21,636
Less preferred stock dividends	(429)

Net income applicable to common shareholders	1,377	21,636	$.06

Diluted Earnings Per Common Share:

Effect of dilutive stock options		331

Net income applicable to common shareholders	$1,377	21,967	$.06

	Three Months Ended
	September 30, 2006
		Shares	Per Share
	Income	(In thousands)	Amount

Basic Earnings Per Common Share:
Net income	$2,737	21,440
Less preferred stock dividends	(302)

Net income applicable to common shareholders	2,435	21,440	$.11

Diluted Earnings Per Common Share:

Effect of dilutive stock options		314

Effect of Series B and D Preferred Stock	302	5,112

Net income applicable to common shareholders	$2,737	26,866	$.10

	Nine Months Ended
	September 30, 2007
		Shares	Per Share
	Income	(In thousands)	Amount

Basic Earnings Per Common Share:
Net income	$3,091	21,570
Less preferred stock dividends	(1,264)

Net income applicable to common shareholders	1,827	21,570	$.08

Diluted Earnings Per Common Share:

Effect of dilutive stock options		397

Net income applicable to common shareholders	$1,827	21,967	$.08

	Nine Months Ended
	September 30, 2006
		Shares	Per Share
	Income	(In thousands)	Amount

Basic Earnings Per Common Share:
Net income	$5,972	21,406
Less preferred stock dividends	(905)

Net income applicable to common shareholders	5,067	21,406	$.24

Diluted Earnings Per Common Share:

Effect of dilutive stock options		329

Effect of Series B and D Preferred Stock	905	5,112

Net income applicable to common shareholders	$5,972	26,847	$.22

     The assumed conversion of the Company’s Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2007 since their impact was antidilutive. Outstanding stock options of 8,000 for the three month and nine month periods ended September 30, 2006 were excluded from the earnings per common share calculation since their impact was antidilutive.

Note 8. Income Taxes
     A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the expense for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Federal income tax provision at statutory rate of 35%	$770	$1,032	$1,526	$2,712
Tax exempt interest and dividends received deductions	(125)	(342)	(339)	(422)
Small life insurance company deduction	(315)	(292)	(315)	(292)
Other permanent differences	6	11	28	31
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(84)	(255)	218	(321)
Adjustment for prior years’ estimates to actual	137	54	137	54
State income taxes	4	4	14	15

Income tax expense	$393	$212	$1,269	$1,777

     The components of the income tax expense were:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Current — Federal	$324	$185	$345	$209
Current — State	4	4	14	15
Deferred — Federal	65	23	910	1,553

Total	$393	$212	$1,269	$1,777

     The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2007 and 2006 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. Also, the provision-to-filed-return adjustments are generally updated at the completion of the third quarter each year and were $137 in the three month and nine month periods ended September 30, 2007 and $54 in the comparable 2006 periods. Included in the 2007 third quarter provision-to-filed-return adjustments of $137 was a $104 charge that resulted from the write off of an unused net operating loss carry forward which expired in 2006.
     The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carry forwards.
Note 9. Employee Retirement Plans
     The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$51	$50	$153	$150
Interest cost	83	78	248	233
Expected return on plan assets	(54)	(48)	(162)	(144)
Net amortization	28	35	84	104

Net periodic benefit cost	$108	$115	$323	$343

     The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Nine Months Ended
	September 30,
	2007	2006

Discount rate	5.50%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%
     The Company expects to contribute $184 for all defined benefit pension plans in 2007. During the three month and nine month periods ended September 30, 2007, the Company made a payment of $143 to the pension plans.
Note 10. Commitments and Contingencies
     From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.
Note 11. Related Party Transactions
     The Company has, from time to time, purchased common and preferred shares in Gray Television, Inc. (“Gray Television”) in the ordinary course of investing. Mr. Robinson, the Company’s chairman of the board of directors, is an executive officer, shareholder and a member of the board of directors of Gray Television. Mr. Howell, the Company’s president and chief executive officer, and Mrs. Robinson, a member of the Company’s board of directors, are members of the board of directors and shareholders of Gray Television. On May 22, 2007, Gray Television redeemed the Company’s investment in Gray Television Series C preferred stock at a price of $10,000 per share plus accrued but unpaid dividends thereon. There was no gain or loss on the transaction.
Note 12. Subsequent Event
     On October 5, 2007 the Company sold 269,600 shares of its investment in Wachovia Corporation common stock. The gain recognized on the sale was approximately $11,536.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and nine month periods ended September 30, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Unpaid loss and loss adjustment expenses comprised 46% of the Company’s liabilities at September 30, 2007. This obligation includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2007, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2007 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2007. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2007 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method, the reported Bornhuetter-Ferguson method, the Berquist-Sherman method and a frequency-severity method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results from a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent they are not covered by reinsurance coverage, would have a material adverse effect on the Company’s results of operations.
     Future policy benefits comprised 15% of the Company’s total liabilities at September 30, 2007. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.
     Deferred acquisition costs comprised 5% of the Company’s total assets at September 30, 2007. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.
     Receivables are amounts due from reinsurers, insureds and agents and comprised 20% of the Company’s total assets at September 30, 2007. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.
     Cash and investments comprised 71% of the Company’s total assets at September 30, 2007. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.
     Deferred income taxes comprised approximately 2% of the Company’s total assets at September 30, 2007. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.
OVERALL CORPORATE RESULTS
     On a consolidated basis, the Company had net income of $1.8 million, or $0.06 per diluted share, during the three month period ended September 30, 2007, compared to net income of $2.7 million, or $0.10 per diluted share, for the three month period ended September 30, 2006. The Company had net income of $3.1 million, or $0.08 per diluted share, for the nine month period ended September 30, 2007, compared to net income of $6.0 million, or $0.22 per diluted share, for the nine month period ended September 30, 2006. Premium revenue for the three month period ended September 30, 2007, decreased $3.6 million, or 9.6%, to $33.9 million. For the nine month period ended September 30, 2007, premium revenue decreased $13.6 million, or 11.7%, to $102.9 million. The decrease in premiums for the three month and nine month periods ended September 30, 2007 was primarily attributable to increased pricing competition on most property and casualty lines, the non-renewal of targeted classes of property business as well as the loss of a significant account. In addition, the Company’s life and health operations continue to experience a premium decline resulting from lower new sales activity and an increased level of product competition, specifically in the Medicare supplement market. The decrease in net income for the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006 was primarily attributable to adverse development on prior years’ losses in the Regional Property and Casualty operations. The decrease in net income for the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2006 was primarily due to a decrease in realized investment gains. During the nine month period ended September 30, 2007, the Company had net realized investment gains of $2.4 million compared to net realized investment gains of $5.4 million in the same period of 2006. Partially offsetting the decrease in net income for the nine month period ended September 30, 2007 was the non-recurrence of a 2006 windstorm assessment related to hurricane Katrina. In April 2006, the Company received an assessment from the Mississippi Windstorm Underwriting Association of approximately $2.2 million which was in addition to a $1.3 million assessment previously received and paid in 2005. The April 2006 assessment ultimately exhausted the Company’s remaining $0.03 million of catastrophe reinsurance related to hurricane Katrina, and the Company expensed the $2.2 million excess amount in the three month period ended June 30, 2006.
     The Company’s property and casualty operations are comprised of Regional Property and Casualty and American Southern. The Company’s life and health operations are comprised of the operations of Bankers Fidelity.
     A more detailed analysis of the individual business units and other corporate activities is provided below.

UNDERWRITING RESULTS
Regional Property and Casualty
     The following is a summary of Regional Property and Casualty’s premiums for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross written premiums	$12,909	$13,104	$37,407	$40,635
Ceded premiums	(3,421)	(4,128)	(10,175)	(13,125)

Net written premiums	$9,488	$8,976	$27,232	$27,510

Net earned premiums	$9,562	$10,411	$28,782	$33,561

     Regional Property and Casualty’s gross written premiums decreased $0.2 million, or 1.5%, during the three month period ended September 30, 2007, and $3.2 million, or 7.9%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in gross written premiums for the three month and nine month periods ended September 30, 2007 was primarily due to a significant increased level of price competition in the marketplace which has resulted in the renewal of expiring policies at rates lower than previously charged for comparable exposures.
     Regional Property and Casualty’s ceded premiums decreased $0.7 million, or 17.1%, during the three month period ended September 30, 2007, and $3.0 million, or 22.5%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in ceded premiums for the three month and nine month periods ended September 30, 2007 was primarily attributable to the decline in gross written premiums as well as an overall reduction in reinsurance rates due to changes in the business unit’s risk profile.
     The following presents Regional Property and Casualty’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Workers’ compensation	$3,817	$3,979	$11,160	$12,555
General liability	532	651	1,918	2,240
Commercial multi-peril	3,163	3,615	9,454	11,690
Commercial automobile	2,050	2,166	6,250	7,076

Total	$9,562	$10,411	$28,782	$33,561

     Net earned premiums decreased $0.8 million, or 8.2%, during the three month period ended September 30, 2007, and $4.8 million, or 14.2%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in net earned premiums for the three month and nine month periods ended September 30, 2007 was primarily due to the policy renewal pricing issues described previously coupled with lower levels of retained business.

     The following sets forth Regional Property and Casualty’s loss and expense ratios for the three month and nine month periods ended September 30, 2007 and for the comparable periods in 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss ratio	93.1%	64.0%	78.0%	61.3%
Expense ratio	39.6%	56.1%	44.0%	60.8%

Combined ratio	132.7%	120.1%	122.0%	122.1%

     The loss ratio for the three month period ended September 30, 2007 increased to 93.1% from 64.0% in the three month period ended September 30, 2006 and to 78.0% in the nine month period ended September 30, 2007 from 61.3% in the comparable period of 2006. The increase in the loss ratio for the three month period ended September 30, 2007 was primarily due to adverse development on prior years’ losses coupled with the decrease in net earned premiums. The increase in the loss ratio for the nine month period ended September 30, 2007 was primarily due to an increase in frequency and severity of claims in the property, general liability and automobile lines of business.
     The expense ratio for the three month period ended September 30, 2007 decreased to 39.6% compared to 56.1% in the three month period ended September 30, 2006 and to 44.0% in the nine month period ended September 30, 2007 from 60.8% in the comparable period of 2006. The decrease in the expense ratio for the three month period ended September 30, 2007 was primarily due to a 30% reinsurance ceding commission for which there was no similar commission in the three month and nine month periods ended September 30, 2006. The decrease in the expense ratio for the nine month period ended September 30, 2007 was primarily attributable to two charges incurred in 2006: a $2.2 million charge related to an assessment from the Mississippi Windstorm Underwriting Association and a $1.0 million increase in the second injury trust fund assessment accrual. Both of these charges were expensed in the second quarter of 2006 but did not recur in the nine month period ended September 30, 2007. Also contributing to the decrease in the 2007 year to date expense ratio was the 30% reinsurance ceding commission discussed previously.
American Southern
     The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Gross written premiums	$12,019	$14,293	$33,010	$39,509
Ceded premiums	(1,723)	(2,506)	(5,286)	(7,195)

Net written premiums	$10,296	$11,787	$27,724	$32,314

Net earned premiums	$10,251	$12,727	$31,923	$38,518

     Gross written premiums at American Southern decreased $2.3 million, or 15.9%, during the three month period ended September 30, 2007, and $6.5 million, or 16.4%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in gross written premiums during the three month and nine month periods ended September 30, 2007 was primarily due to the loss of a significant account which had previously resulted in approximately $10.5 million in annualized commercial automobile premiums. For the nine month period ended September 30, 2007 gross written premiums generated by this account were $0.6 million compared to $6.8 million in the same period of 2006, a decrease of $6.2 million. Also contributing to the decrease in gross written premiums during the three month and nine month periods ended September 30, 2007 was the non-renewal of several performance bonds in the surety line of business as well as a reduction in business writings from a previously existing joint venture with Carolina Motor Club, Inc.
     Ceded premiums decreased $0.8 million, or 31.2%, during the three month period ended September 30, 2007, and $1.9 million, or 26.5%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in ceded premiums during the three month and nine month periods ended September 30, 2007 was primarily due to the significant decline in gross written premiums.

     The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Commercial automobile	$4,447	$6,020	$14,437	$17,900
Private passenger auto	—	362	43	1,838
General liability	2,653	2,969	7,998	8,665
Property	877	775	2,260	2,391
Surety	2,274	2,601	7,185	7,724

Total	$10,251	$12,727	$31,923	$38,518

     Net earned premiums decreased $2.5 million, or 19.5%, during the three month period ended September 30, 2007, and $6.6 million, or 17.1%, during the nine month period ended September 30, 2007, from the comparable periods in 2006 primarily due to the decline in policy writings described above.
     The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2007 and for the comparable periods in 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Loss ratio	39.9%	45.0%	45.0%	44.1%
Expense ratio	50.9%	44.2%	45.7%	46.5%

Combined ratio	90.8%	89.2%	90.7%	90.6%

     The loss ratio for the three month period ended September 30, 2007 decreased to 39.9% from 45.0% in the three month period ended September 30, 2006 and increased to 45.0% in the nine month period ended September 30, 2007 from 44.1% in the comparable period of 2006. The decrease in the loss ratio in the three month period ended September 30, 2007 was primarily due to lower claims in the surety and automobile lines of business that resulted from the non-renewal of certain unprofitable accounts described above. Also contributing to the decrease in the loss ratio was favorable development in various general liability claims during the three month period ended September 30, 2007. The increase in the loss ratio in the nine month period ended September 30, 2007 was primarily due to an increase in loss adjustment expenses which resulted from a significant commercial automobile claim as well as the decrease in net earned premiums discussed previously.
     The expense ratio for the three month period ended September 30, 2007 increased to 50.9% compared to 44.2% in the three month period ended September 30, 2006 and decreased to 45.7% for the nine month period ended September 30, 2007 compared to 46.5% in the comparable period of 2006. The increase in the expense ratio in the three month period ended September 30, 2007 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease.

Bankers Fidelity
     The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Medicare supplement	$10,371	$10,783	$31,226	$33,814
Other health	979	750	2,861	2,188
Life	2,728	2,827	8,080	8,411

Total	$14,078	$14,360	$42,167	$44,413

     Premium revenue at Bankers Fidelity decreased $0.3 million, or 2.0%, during the three month period ended September 30, 2007, and $2.2 million, or 5.1%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The most significant decrease in premiums was in the Medicare supplement line of business. Premiums from the Medicare supplement line of business decreased $0.4 million, or 3.8%, during the three month period ended September 30, 2007 and $2.6 million, or 7.7%, during the nine month period ended September 30, 2007, due to the continued decline in new business levels and the non-renewal of certain policies that resulted from increased pricing and product competition. Premiums from the life insurance and other health lines of business increased $0.1 million, or 3.6%, during the three month period ended September 30, 2007, and $0.3 million, or 3.2%, during the nine month period ended September 30, 2007, over the comparable periods of 2006 due primarily to an increase in accident & health business with various associations. Premium revenue from the association accident & health line of business increased $0.6 million during the nine month period ended September 30, 2007 over the comparable period in 2006.
     The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2007 and the comparable periods in 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Benefits and losses	$9,960	$9,984	$30,851	$32,215
Commission and other expenses	4,514	4,565	14,241	14,066

Total expenses	$14,474	$14,549	$45,092	$46,281

     Benefits and losses decreased slightly during the three month period ended September 30, 2007, and $1.4 million, or 4.2%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. As a percentage of earned premiums, benefits and losses were 70.7% for the three month period ended September 30, 2007 and 73.2% for the nine month period ended September 30, 2007 compared to 69.5% for the three month period ended September 30, 2006 and 72.5% for the nine month period ended September 30, 2006. The increase in the loss ratio for the three month and nine month periods ended September 30, 2007 was primarily due to increased losses in the other health line of business.
     Commissions and other expenses decreased slightly during the three month period ended September 30, 2007 from the three month period ended September 30, 2006, and increased $0.2 million, or 1.2%, during the nine month period ended September 30, 2007, over the comparable period in 2006. The increase in commissions and other expenses for the nine month period ended September 30, 2007 was primarily due to an increase in marketing activities related to new business opportunities as well as increased agency related expenses and higher lead costs. As a percentage of earned premiums, these expenses were 32.1% for the three month period ended September 30, 2007 and 33.8% for the nine month period ended September 30, 2007 compared to 31.8% for the three month period ended September 30, 2006 and 31.7% for the nine month period ended September 30, 2006. The increase in the expense ratio for the three month and nine month periods ended September 30, 2007 was primarily due to a consistent level of fixed expenses coupled with a decrease in premium revenues.

INVESTMENT INCOME AND REALIZED GAINS
     Investment income increased slightly during the three month period ended September 30, 2007 over the three month period ended September 30, 2006, and decreased $0.2 million, or 1.5%, during the nine month period ended September 30, 2007, from the comparable period in 2006. The increase in investment income for the three month period ended September 30, 2007 was primarily attributable to a higher level of average invested assets. The decrease in investment income for the nine month period ended September 30, 2007 was primarily due to an increased level of investing in lower yielding short-term fixed maturity securities.
     The Company had net realized investment gains of $2.4 million during the three month period ended September 30, 2007 compared to net realized investment gains of $1.4 million in the three month period ended September 30, 2007 and $2.4 million during the nine month period ended September 30, 2007 compared to net realized investment gains of $5.4 million in the nine month period ended September 30, 2006. The increase in net realized gains for the three month period ended September 30, 2007 was due to the sale of a larger portion of the Company’s investment in equity securities of Wachovia Corporation than had occurred in the comparable period of 2006. The decrease in net realized gains for the nine month period ended September 30, 2007 was primarily due to the non-recurrence in 2007 of sales of a portion of the Company’s investments in the automotive sector (bonds of General Motors Corporation and Ford Motor Credit Company), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $5.4 million during the nine month period ended September 30, 2006. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks). On October 5, 2007 the Company sold 269,600 shares of its investment in Wachovia Corporation common stock. The gain recognized on the sale was approximately $11.5 million.
INTEREST EXPENSE
     Interest expense decreased $0.2 million, or 12.7%, during the three month period ended September 30, 2007, and $0.3 million, or 8.2%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in interest expense for the three month and nine month periods ended September 30, 2007 was due to a lower average outstanding debt level under the Company’s revolving credit facility (the “Revolver”) as a part of its credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”). During the nine month period ended September 30, 2007, the average outstanding debt level was $4.1 million compared to $12.4 million in the nine month period ended September 30, 2006. Offsetting much of the decrease in interest expense was an increase in the London Interbank Offered Rate (“LIBOR”), which occurred throughout 2006 and into 2007. The interest rates on the trust preferred obligations and a portion of the outstanding bank debt are based on LIBOR.
OTHER EXPENSES
     Other expenses (commissions, underwriting expenses, and other expenses) decreased $2.3 million, or 13.4%, during the three month period ended September 30, 2007, and $11.0 million, or 20.0%, during the nine month period ended September 30, 2007, from the comparable periods in 2006. The decrease in other expenses for the three month and nine month periods ended September 30, 2007 was primarily attributable to a reduction in commission expenses that resulted from the decline in insurance premiums described above. Also contributing to the decrease in other expenses for the nine month period ended September 30, 2007 were two non-recurring 2006 charges: a $2.2 million charge related to an assessment from the Mississippi Windstorm Underwriting Association which was not covered by reinsurance and a $1.0 million second injury trust fund accrual adjustment. Both of these charges occurred in the Company’s Regional Property and Casualty business unit during the second quarter of 2006 but did not recur in the nine month period ended September 30, 2007. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 43.6% in the three month period ended September 30, 2007, from 45.5% in the three month period ended September 30, 2006. For the nine month period ended September 30, 2007, this ratio decreased to 43.0% from 47.5% in the comparable period in 2006. The decrease in the expense ratio for the three month period ended September 30, 2007 was primarily due to a 30% reinsurance ceding commission for which there was no similar commission in the three month and nine month periods ended September 30, 2006. The decrease in the expense ratio for the nine month period ended September 30, 2007 was primarily due to the non-recurrence of the two charges incurred in 2006 discussed previously.
INCOME TAXES
     The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2007 and 2006 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carry forwards.

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
     The Parent’s insurance subsidiaries reported statutory net income of $10.0 million for the nine month period ended September 30, 2007 compared to statutory net income of $4.2 million for the nine month period ended September 30, 2006. The increase in statutory net income was due to an impairment charge taken on the Company’s investments in the automotive sector of $10.7 million which was recorded effective January 1, 2006 for statutory purposes. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $7.3 million for the nine month period ended September 30, 2007 compared to $12.0 million for the nine month period ended September 30, 2006. The reasons for the decrease in GAAP net income in the nine month period ended September 30, 2007 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.
     At September 30, 2007, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At September 30, 2007, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $14.2 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During the nine months ended September 30, 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.4 million. At September 30, 2007, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.1 million.
     At September 30, 2007, the Company’s $54.0 million of borrowings consisted of $12.8 million of bank debt pursuant to the Company’s Credit Agreement with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Credit Agreement provides for a reducing revolving credit facility pursuant to which the Company had the ability to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months from July 1, 2007. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of September 30, 2007, the combined effective interest rate was 7.99%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $0.5 million in principal on December 31, 2007 and each of June 30 and December 31, 2008, $1.0 million and $1.5 million in principal on June 30 and December 31, 2009, respectively, and $10.5 million in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full.

     The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2007, the effective interest rate was 9.64%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.
     The Company intends to pay its obligations under the Credit Agreement and the Junior Subordinated Debentures using dividend and tax sharing payments from its operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Credit Agreement could be refinanced, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.
     The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $9.4 million at September 30, 2007.
     Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2007, American Southern had $37.5 million of statutory surplus, Georgia Casualty had $21.0 million of statutory surplus, Association Casualty had $22.0 million of statutory surplus (the Regional Property and Casualty business unit had an aggregate of $43.0 million of statutory surplus), and Bankers Fidelity had $35.6 million of statutory surplus.
     Net cash used in operating activities was $3.3 million in the nine month period ended September 30, 2007 compared to $7.9 million in the nine month period ended September 30, 2006; and cash and short-term investments decreased from $27.3 million at December 31, 2006 to $16.4 million at September 30, 2007. The decrease in cash and short-term investments during the nine month period ended September 30, 2007 was primarily attributable to the decrease in premiums coupled with an increased level of investing exceeding normal sales and maturities.
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

CONTRACTUAL OBLIGATIONS
The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
		Less than	1 – 3	3 – 5	More than
	Total	1 year	years	years	5 years
	(In thousands)
Bank debt payable	$12,750	$1,000	$11,750	$—	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	100,611	4,560	9,480	7,713	78,858
Operating leases	3,736	1,086	1,913	710	27
Purchase commitments(2)	9,474	9,461	13	—	—
Losses and claims(3)	163,469	62,118	49,041	17,982	34,328
Future policy benefits(4)	55,151	9,376	19,303	18,751	7,721
Unearned premiums(5)	22,953	10,329	6,656	3,213	2,755
Other policy liabilities	1,592	1,592	—	—	—

Total	$410,974	$99,522	$98,156	$48,369	$164,927

(1)	Interest payable is based on interest rates as of September 30, 2007 and assumes that all debt remains outstanding until its stated contractual maturity. The interest rates on outstanding bank debt and trust preferred obligations are at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of September 30, 2007. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported (“IBNR”). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

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
     The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2007.

				Maximum
			Total Number	Number of
			of Shares	Shares that
			Purchased as	May Yet be
			Part of Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
July 1 – July 31, 2007	2,508	$3.97	2,508	554,271
August 1 – August 31, 2007	7	2.76	7	554,264
September 1 – September 30, 2007	70	2.61	70	554,194

Total	2,585	$3.93	2,585

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

ATLANTIC AMERICAN CORPORATION (Registrant)
Date: November 13, 2007	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.