Form 10-K
period 2007-12-31
ATLANTIC AMERICAN CORP
filed 2008-03-31
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1027114 (I.R.S. employer identification no.)
4370 Peachtree Road, N.E., Atlanta, Georgia (Address of principal executive offices)	30319 (Zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $21,010,869. On March 14, 2008 there were 21,843,062 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. Atlantic American’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (collectively known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each subsidiary is managed separately based upon the geographic location or the type of products offered and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance market place. Each of the Company’s subsidiaries operates with relative autonomy, which is designed to allow for quick reaction to market opportunities.

The Parent has no significant business operations of its own and relies on fees, dividends and other distributions from its insurance companies as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent may be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

In December 2007, the Company entered into an agreement for the sale of its “regional” property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company. Accordingly, the assets, liabilities and results of operations of the regional property and casualty operations have been reflected by the Company as discontinued operations. The sale is expected to be completed on or about March 31, 2008.

Property and Casualty Operations

American Southern comprises the Company’s property and casualty operations and its primary products are as follows:

Business Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorist coverage and physical damage coverage to commercial accounts.

General Liability Insurance policies cover bodily injury and property damage liability for both premises and completed operations exposures for general classes of business.

Property Insurance policies provide for payment of losses on personal property caused by fire or other multiple perils.

Personal Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorists coverage and physical damage coverage to individuals.

Surety Bonds are contracts under which one party, the insurance company issuing the surety bond, guarantees to a third party that the primary party will fulfill an obligation in accordance with a contractual agreement. This obligation may involve meeting a contractual commitment, paying a debt or performing certain duties.

American Southern provides tailored business automobile and long-haul physical damage insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 31 states. While the majority of American Southern’s premiums are derived from auto liability and auto physical damage, American Southern also offers personal property, inland marine, and general liability coverages. Additionally,

American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds. During 2007, American Southern experienced decreased premium writings in the surety line of business, specifically pay for performance bonds and subdivision construction bonds, due to the general economic slowdown, particularly in housing. As described in more detail below, the reduction in these bonds reduced premium revenue but enhanced the overall profitability of the surety business in 2007.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Automobile liability	$10,936	$16,163	$16,723	$18,944	$17,947
Automobile physical damage	8,105	9,698	11,002	11,187	9,451
General liability	10,349	11,394	11,767	10,102	5,777
Property	3,005	3,187	3,692	3,862	3,819
Surety	9,180	10,218	8,263	3,967	364

Total	$41,575	$50,660	$51,447	$48,062	$37,358

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement, cancer, and other supplemental health insurance products. Health business, primarily Medicare supplement insurance, accounted for 81.1% of Bankers Fidelity’s net earned premiums in 2007 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2007, 23.4% were life insurance policies and 76.6% were health insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Life insurance	$10,615	$10,960	$11,600	$12,934	$13,541

Medicare supplement	41,786	44,919	51,414	49,575	46,190
Other accident and health	3,848	3,041	2,890	2,933	2,952

Total health insurance	45,634	47,960	54,304	52,508	49,142

Total	$56,249	$58,920	$65,904	$65,442	$62,683

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including selected riders or options.

Medicare Supplement Insurance includes 7 of the 12 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

Other Accident and Health Insurance coverages include several policies providing for the payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies including facility care, accident expense, hospital/surgical and disability.

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with active oversight from management. Senior management carefully reviews all new programs prior to implementation. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with various general agents responsible for marketing and other activities, who also, in turn, contract with independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon notice. General agents receive an override commission on sales made by agents contracted by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated solely on a commission basis. Using independent agents also enables Bankers Fidelity to expand or contract its sales force without incurring significant additional expense.

Bankers Fidelity has implemented a selective agent qualification process and had 1,699 licensed agents as of December 31, 2007. The agents concentrate their sales activities in either the accident and health or life insurance product lines, although the company is currently promoting greater cross selling initiatives through property and casualty agencies, association groups and worksite marketing agencies. During 2007, approximately 484 agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity utilizes multiple distribution sales channels including agency business, which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory to produce a minimum senior population of 25,000. Bankers Fidelity also recruits at a general agent level as well as at a managing general agent level in an effort to use more than one distribution channel to lower expenses.

The Company believes these lead generation systems solve an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with agents who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.

Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent several insurance companies. Bankers Fidelity, in an effort to further motivate agents to market its products, offers the following agency services: a unique lead system, competitive products and commission structures, efficient claims service, prompt payment of commissions that immediately vest, simplified policy issue procedures, periodic sales incentive programs and, as described above, protected sales territories determined based on specific counties and/or zip codes.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy year, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each insured are reviewed on a stand-alone basis periodically. When the results are below expectations, management takes appropriate corrective action which may include adjusting rates, reviewing underwriting standards, reducing commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, which include senior life products typically with small face amounts of between $1,000 and $30,000, and Medicare supplement. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2007 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for ages 45-70, $20,000 for ages 71-80 and $10,000 for ages 81-85. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).

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

Property and Casualty Operations

American Southern controls its claims costs by utilizing an in-house staff of claims supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, a claim file is established. The claims department then conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, updates the file for the findings and any required reserve adjustments. Frequently, independent adjusters and appraisers are utilized to service claims which require on-site inspections.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2007	2006	2005

Balance at January 1	$55,291	$53,817	$53,025
Less: Reinsurance recoverables	(12,266)	(12,829)	(12,857)

Net balance at January 1	43,025	40,988	40,168

Incurred related to:
Current year	65,274	73,167	76,626
Prior years(1)	(11,517)	(9,926)	(8,370)

Total incurred	53,757	63,241	68,256

Paid related to:
Current year	41,687	46,355	50,922
Prior years	16,395	14,849	16,514

Total paid	58,082	61,204	67,436

Net balance at December 31	38,700	43,025	40,988
Plus: Reinsurance recoverables	13,004	12,266	12,829

Balance at December 31	$51,704	$55,291	$53,817

(1)	See Note 4 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries and a single line of business may be written in one or more of the subsidiaries. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally includes general liability while the short-tail lines of business generally include property and automobile coverages.

The Company’s actuaries regularly review reserves for both current and prior accident years using the most current claims data. These regular reviews incorporate a variety of actuarial methods (discussed below in Critical Accounting Policies) and judgments and involve a disciplined analysis. For most lines of business, certain actuarial methods and specific assumptions are deemed more appropriate based on the current circumstances affecting that line of business. These selections incorporate input from claims personnel and operating management on reported loss cost trends and other factors that could affect the reserve estimates.

For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported (“IBNR”) reserves for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses on long-tail lines of business emerge in the early periods is generally not as reliable an indication of the ultimate loss costs as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analysis and application of prior accident years’ loss ratios after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.

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

Estimating case reserves and ultimate losses involves various considerations which differ according to the line of business. In addition, changes in state legislative and regulatory environments may impact loss estimates. General liability claims may have a long pattern of loss emergence. Given the broad nature of potential general liability coverages, investigative time periods may be extended and coverage questions may exist. Such uncertainties create greater imprecision in estimating required levels of loss reserves. The property and automobile lines of business generally have less variable reserve estimates than other lines. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends. Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.

Components of the Company’s reserves for losses and claims by product line at December 31, 2007 were as follows:

	Case	IBNR	Total
	(In thousands)

Business automobile	$9,759	$8,802	$18,561
Personal automobile/physical damage	1,911	659	2,570
General & other liability	4,483	10,984	15,467
Other lines (including life)	2,667	4,455	7,122
Medicare supplement	176	5,376	5,552
Unallocated loss adjustment reserves	—	2,432	2,432

Total reserves for losses and claims	$18,996	$32,708	$51,704

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2007 review indicated that reserves could be as much as 16.0% lower or as much as 6.7% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE and are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by both internal and external qualified actuaries. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

American Southern establishes reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 1997 through 2007. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2007. In evaluating this information, it should be noted that the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,
	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997
	(In thousands)

Reserve for losses and LAE	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242	$48,350	$48,764	$46,972	$47,843
Cumulative paid as of:
One year later		18,010	14,254	16,521	13,772	15,825	18,093	20,682	18,267	14,643	16,983
Two years later			23,967	24,217	22,202	23,933	26,194	31,687	30,143	25,802	24,600
Three years later				28,775	26,673	28,487	31,257	35,865	37,938	31,491	30,690
Four years later					28,645	31,398	33,683	37,223	39,972	34,987	33,767
Five years later						32,820	35,134	38,616	40,816	36,064	34,898
Six years later							35,610	39,166	42,006	36,464	35,092
Seven years later								39,538	42,079	37,528	35,348
Eight years later									42,352	37,595	36,332
Nine years later										37,868	36,380
Ten years later											36,620
Ultimate losses and LAE reestimated as of:
End of year	43,994	45,655	43,593	42,310	39,042	44,428	46,242	48,350	48,764	46,972	47,843
One year later		35,590	34,897	37,280	35,706	42,235	39,628	46,778	45,866	41,834	43,689
Two years later			32,929	34,108	34,779	40,099	40,249	43,104	46,065	40,502	39,369
Three years later				33,338	31,710	39,260	38,877	42,208	44,800	41,175	38,536
Four years later					31,224	37,163	39,339	41,503	43,792	40,295	38,884
Five years later						37,133	39,067	41,490	43,775	39,621	38,822
Six years later							39,484	41,600	43,674	39,518	38,367
Seven years later								41,822	43,738	39,453	38,426
Eight years later									43,884	39,524	38,303
Nine years later										39,710	38,348
Ten years later											38,494
Cumulative redundancy (deficiency)		$10,065	$10,664	$8,972	$7,818	$7,295	$6,758	$6,528	$4,880	$7,262	$9,349
		22.0%	24.5%	21.2%	20.0%	16.4%	14.6%	13.5%	10.0%	15.5%	19.5%

Note: Because this analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income.

Life and Health Operations

Bankers Fidelity establishes liabilities for future policy benefits to meet projected future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with modification to reflect actual experience. See Note 4 of Notes to Consolidated Financial Statements.

Reinsurance

The Company’s insurance subsidiaries may purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company incurs a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of $150,000 per occurrence. Limits per occurrence within the reinsurance treaties are as follows: Fire, inland marine, commercial automobile physical damage — $125,000 excess of $50,000 retention; and automobile liability and general liability — excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not subject to reinsurance.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2007, $36.5 million of the $272.3 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

Competition

Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

Property and Casualty Operations

The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies, which have been in business longer than American Southern, offer more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states in which American Southern operates. American Southern attempts to develop strong relationships with its existing agents and, consequently, is generally privy to new programs with existing agents.

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity focuses on four core products in the senior market: Medicare supplement, hospital indemnity, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that its primary competitors in this market are Continental Life, Standard Life & Accident, Lincoln Heritage Life, United American, American Pioneer and Blue Cross / Blue Shield. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity has expanded into other markets through cross-selling strategies with the company’s property and casualty affiliations, offering turn-key marketing programs to facilitate business through these relationships. Bankers Fidelity continues to expand in niche markets through long-term relationships with a select number of independent marketing organizations including worksite marketing, credit union business and association endorsements. Bankers Fidelity has a track record of competing in its chosen markets through long-standing relationships with independent agents and marketing agencies by providing proprietary marketing initiatives and outstanding service to distribution and policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market expertise.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2007, securities with an amortized cost of $10.6 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2007, both American Southern and Bankers Fidelity were within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2007, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturities:
U.S. Government agencies and authorities	$127,073	63.1%	$117,127	55.9%	$95,085	48.7%
States, municipalities and political subdivisions	412	0.2	414	0.2	422	0.2
Public utilities	—	0.0	—	0.0	—	0.0
All other corporate bonds	29,628	14.7	33,792	16.2	33,578	17.2
Redeemable preferred stock	10,714	5.3	12,949	6.2	18,154	9.3
Certificates of deposit	100	0.0	100	0.0	100	0.1

Total fixed maturities(1)	167,927	83.3	164,382	78.5	147,339	75.5
Common and non-redeemable preferred stocks(2)	5,335	2.7	22,476	10.7	24,580	12.6
Mortgage, policy and student loans(3)	1,958	1.0	3,328	1.6	4,018	2.1
Other invested assets(4)	1,563	0.8	1,735	0.8	2,076	1.1
Real estate	38	—	38	—	38	—
Investments in unconsolidated trusts	1,238	0.6	1,238	0.6	1,238	0.6
Short-term investments(5)	23,432	11.6	16,191	7.8	15,744	8.1

Total investments	$201,491	100.0%	$209,388	100.0%	$195,033	100.0%

(1)	Fixed maturity securities are carried on the balance sheet at estimated fair value. Total cost of fixed maturity securities was $168.7 million as of December 31, 2007, $163.1 million as of December 31, 2006, and $144.6 million as of December 31, 2005.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Certain non-redeemable preferred stocks do not have publicly quoted values, and are carried at estimated fair value as determined by management. Total cost of equity securities was $5.4 million as of December 31, 2007, $7.5 million as of December 31, 2006, and $9.0 million as of December 31, 2005.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets which are traded are valued at estimated fair value and the others are accounted for using the equity method. Total cost of other invested assets was $1.6 million as of December 31, 2007, $1.8 million as of December 31, 2006, and $2.1 million as of December 31, 2005.

(5)	Short-term investments are valued at cost, which approximates market value at the measurement date.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Average investments(1)	$199,614	$199,236	$188,351
Net investment income	11,603	11,822	10,702
Average yield on investments	5.81%	5.93%	5.68%
Realized investment gains (losses), net(2)	12,627	3,084	(7,303)

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

(2)	Includes a $7.2 million impairment charge in 2005 related to the write-down in the value of certain automotive sector fixed maturity investments. See Note 3 of Notes to Consolidated Financial Statements.

Management’s investment strategy is an increased investment in short and medium maturity bonds and common and preferred stocks.

Employees

The Company and its subsidiaries employed 146 people at December 31, 2007 which excludes 74 people in discontinued operations.

Financial Information By Industry Segment

The Company’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. See Note 15 of Notes to Consolidated Financial Statements.

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like Atlantic American that file electronically with the SEC. The address of the SEC’s web site is http://www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at http://www.atlam.com. Neither the Company’s website, nor the information appearing on the website, is included, incorporated into, or a part of, this report.

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2008, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Positions with the Company	Officer Since

J. Mack Robinson	84	Chairman of the Board	1974
Hilton H. Howell, Jr.	45	Director, President & CEO	1992
John G. Sample, Jr.	51	Senior Vice President & CFO	2002

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

Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. He also serves in the following capacities at subsidiaries of the Company: Director of Georgia Casualty, Director of Association Casualty, and Director of Bankers Fidelity. Prior to joining the Company in July 2002, he had been a partner of Arthur Andersen LLP since 1990. He is also a director of 1st Franklin Financial Corporation.

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to, among other things, economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others, those discussed in the “Risk Factors” section which follows and: unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the possibility of general economic and business conditions that are less favorable than anticipated; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and second-injury trust funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 1A.	Risk Factors

There are numerous factors, many beyond our control, which could have a significant or material adverse effect on our business, financial condition, operating results or liquidity. Any factor discussed below or elsewhere in this report could by itself or, together with one or more other factors, cause results to differ significantly from our expectations. Further, there may be significant additional risks which management has not considered which could have a significant or material adverse effect on the business, financial condition, operating results or liquidity of the Company.

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

Our insurance businesses are subject to extensive regulations by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to limiting the amount of dividend and other payments that can be made to us by our insurance subsidiaries, regulatory authorities have broad administrative and supervisory authority relating to: licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to our customers. Regulatory authorities may also impose conditions on terms of business or rate increases that we may desire to enhance our operating results. In addition, we may incur significant costs in complying with regulatory requests, initiatives and/or requirements. Regulatory authorities generally also regulate insurance holding companies in a variety of matters such as placing limits on acquisitions, changes of control and the terms of any affiliate transactions.

Our revenues may fluctuate with insurance market conditions for similar products.

We derive a significant portion of our insurance premium revenue from Medicare supplement and relatively large commercial property and casualty insurance policies. While we have in the recent past been partially successful in implementing premium increases which help improve our operating results, we believe that competition from alternative government sponsored products and pricing decisions from larger insurers will, at least in the short term, result in more moderate pricing increases, if not decreases in certain situations. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may lose customers who base their purchasing decisions primarily on price because our policy is to price coverage commensurate with the underlying risk. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.

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

The guaranty fund assessments that we are required to pay to state guaranty associations may increase and our results of operations and financial condition could suffer as a result.

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

The Company’s primary objective in managing risk is to obtain diversification in the types and locations of business written. In the property and casualty operations, evaluations are made with respect to the “probable maximum loss” that may result from natural catastrophic events. There are however, catastrophic events which may occur, the effects of which cannot be reasonably estimated. In various Asian and European countries there have been confirmed cases of Avian Influenza. Individuals, primarily in Asia, have contracted the Avian Influenza and although there are no cases which have been reported in the United States, should such influenza or similar influenzas reach the United States and begin spreading via human transmission, the impact on our life and health subsidiary is undeterminable. The Company does not insure “high-profile” individuals and/or locations and believes the risk of loss from future catastrophic terrorist activities is remote. Each of these or other catastrophic events, individually and/or collectively could ultimately however have a material adverse effect on our business, consolidated operating results, financial condition and/or liquidity.

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

Leased Properties.  The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which incepted on November 1, 2007, provides for rent adjustments on every fifth anniversary of the term commencement date. Under the current terms of the lease, the Company occupies approximately 65,489 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman of the Board of Directors and the largest shareholder of the Company. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires January 31, 2010. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

Self Insurance Administrators, Inc. (“SIA”), a non-insurance subsidiary of the Company, leases space for its office in a building located in Duluth, Georgia. The lease term expired March 31, 2008 and SIA was moved into available space at the Company’s primary home office. Under the terms of the lease, SIA occupied 2,266 square feet.

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

There were no matters submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 14, 2008, there were 4,124 shareholders of record. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2007
1st quarter	$4.04	$2.90
2nd quarter	5.44	3.46
3rd quarter	4.15	2.40
4th quarter	2.96	1.11
2006
1st quarter	$3.00	$2.52
2nd quarter	3.45	2.69
3rd quarter	3.15	2.25
4th quarter	3.86	2.24

The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance codes of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2007, American Southern had $38.2 million of statutory surplus and Bankers Fidelity had $33.8 million of statutory surplus.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, the number of securities outstanding under the Company’s equity compensation plans, the weighted average exercise price of such securities and the number of securities remaining available for grant under these plans:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)

Equity compensation plans approved by security holders	624,000	$1.42	2,479,594
Equity compensation plans not approved by security holders(1)	—	—	—

Total	624,000	$1.42	2,479,594

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

Issuer Purchases of Equity Securities

On May 2, 1995, the Board of Directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company’s common stock (the “Repurchase Plan”). As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases can be made from time to time in accordance with applicable securities laws and other requirements. As of December 31, 2007, a maximum of 554,194 shares of common stock may yet be purchased under this plan.

No purchases of common stock of the Company were made by or on behalf of the Company during the three months ended December 31, 2007.

Performance Graph

The graph below compares the cumulative total return to shareholders on the Company’s common stock for the period from December 31, 2002 through December 31, 2007, with (i) the Russell 2000 Index, (ii) the Nasdaq Insurance Index, and (iii) a previously selected peer group of insurance companies (the “Insurance Peer Group”).

Assumes $100 invested at the close of trading in 12/2002 in Atlantic American common stock, the Russell 2000 Index, the NASDAQ Insurance Index and the Insurance Peer Group.

	2002	2003	2004	2005	2006	2007
Atlantic American Corporation	100.00	184.05	190.18	165.64	181.60	85.89
Russell 2000 Index	100.00	145.37	170.08	175.73	205.60	199.96
NASDAQ Insurance Index	100.00	103.61	124.11	135.59	152.01	150.81
Insurance Peer Group	100.00	116.82	169.35	218.09	284.04	314.51

Factual material is obtained from sources believed to be reliable, but the publisher is not responsible for any errors or omissions contained herein.	Source: Value Line, Inc. and Nasdaq

Insurance Peer Group includes: American Safety Insurance Group Ltd., Donegal Insurance Group J, National Security Group, Inc., Meadowbrook Insurance Group, Inc., Horace Mann Educators Corp., Unico American Corp. and Covanta Holding Group.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Insurance premiums	$97,824	$109,580	$117,351	$113,504	$100,041
Investment income	11,722	11,926	10,828	10,071	9,789
Other income	799	768	1,105	1,049	776
Realized investment gains (losses), net(1)	12,627	3,084	(7,303)	1,154	696

Total revenue	122,972	125,358	121,981	125,778	111,302

Insurance benefits and losses incurred	58,701	65,460	71,201	70,622	64,840
Other expenses	45,173	50,274	51,394	47,466	40,440

Total benefits and expenses	103,874	115,734	122,595	118,088	105,280

Income (loss) before income taxes	19,098	9,624	(614)	7,690	6,022
Income tax expense (benefit)	7,513	2,458	(1,746)	(149)	(454)

Income from continuing operations	11,585	7,166	1,132	7,839	6,476
(Loss) income from discontinued operations, net of tax(2)	(4,333)	1,770	(4,307)	(2,822)	368

Net income (loss)	$7,252	$8,936	$(3,175)	$5,017	$6,844

Basic income (loss) per common share:
Income from continuing operations	$.46	$.27	$—	$.31	$.24
(Loss) income from discontinued operations	(.20)	.09	(.21)	(.13)	.02

Net income (loss)	$.26	$.36	$(.21)	$.18	$.26

Diluted income (loss) per common share:
Income from continuing operations	$.45	$.27	$—	$.31	$.23
(Loss) income from discontinued operations	(.20)	.06	(.21)	(.13)	.02

Net income (loss)	$.25	$.33	$(.21)	$.18	$.25

Tangible book value per common share(3)	$2.98	$3.30	$3.00	$3.42	$3.30
Common shares outstanding	21,817	21,481	21,383	21,213	21,199
Total assets	$458,254	$459,152	$461,366	$471,274	$442,609
Total long-term debt	$52,988	$52,988	$49,738	$51,488	$53,238
Total debt	$53,988	$53,988	$51,488	$53,238	$56,238
Total shareholders’ equity	$87,794	$94,188	$80,453	$88,960	$86,893

(1)	Includes a $7,198 impairment charge in 2005 for automotive sector fixed maturity investments. See Note 3 of Notes to Consolidated Financial Statements.

(2)	See Note 2 of Notes to Consolidated Financial Statements.

(3)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the three years in the period ended December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately, offers different products and is evaluated on its individual performance.

In December 2007, the Company entered into an agreement for the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. The sale is expected to be completed on or about March 31, 2008. In accordance with generally accepted accounting principles, the consolidated financial statements reflect the assets, liabilities and operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s initial estimates determined using these policies. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 14% of the Company’s total liabilities at December 31, 2007. This obligation includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2007, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2007 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2007. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2007 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 15% of the Company’s total liabilities at December 31, 2007. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 4% of the Company’s total assets at December 31, 2007. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents and comprised 4% of the Company’s total assets at December 31, 2007. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 47% of the Company’s total assets at December 31, 2007. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

Deferred income taxes comprised approximately 1% of the Company’s total assets at December 31, 2007. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Revenue
Property and Casualty:
American Southern	$47,046	$56,593	$52,925
Life and Health:
Bankers Fidelity	74,658	67,443	68,255
Corporate and Other	1,268	1,322	801

Total revenue	$122,972	$125,358	$121,981

Income (loss) from continuing operations before income taxes
Property and Casualty:
American Southern	$9,462	$10,625	$4,765
Life and Health:
Bankers Fidelity	16,105	6,754	2,208
Corporate and Other	(6,469)	(7,755)	(7,587)

Income (loss) from continuing operations before income taxes	$19,098	$9,624	$(614)

(Loss) from discontinued operations, net of tax	$(4,333)	$1,770	$(4,307)

Net income (loss)	$7,252	$8,936	$(3,175)

On a consolidated basis, the Company had net income of $7.3 million, or $0.25 per diluted share, in 2007, compared to net income of $8.9 million, or $0.33 per diluted share, in 2006 and a net loss of $3.2 million, or $0.21 per diluted share, in 2005. Income from continuing operations was $11.6 million in 2007, compared with $7.2 million in 2006 and $1.1 million in 2005; while the loss from discontinued operations was $4.3 million in 2007 as compared to income from discontinued operations of $1.8 million in 2006 and a loss from discontinued operations of $4.3 million in 2005. Income from continuing operations before income taxes was $19.1 million in 2007 compared with $9.6 million in 2006 and a loss of $0.6 million in 2005. The significant increase in income from continuing operations before income taxes was due to realized investment gains which totaled $12.6 million in 2007 as compared with $3.1 million in 2006. In 2007, the Company disposed of a significant holding in Wachovia Corporation which resulted in realized investment gains totaling $12.9 million; whereas in 2005, the Company recognized a $7.2 million impairment due to its automotive sector holdings. Such variations between years in realized investment gains significantly influence the reported income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes and realized investment gains was $6.5 million in both 2007 and 2006. Income from continuing operations before income taxes and realized investment losses in 2005 was $6.7 million. The magnitude of realized investment gains and losses in any year are a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Total revenue was $123.0 million in 2007 as compared to $125.4 million in 2006 and $122.0 million in 2005. Insurance premiums decreased to $97.8 million in 2007 from $109.6 million in 2006 and $117.4 million in 2005. The continued softening in the property and casualty markets combined with the significant market competition in the Medicare supplement and Medicare advantage markets have resulted in declining premiums in both of the Company’s business segments for the past two years. Premium declines have not been as evident in the change in total revenue due to the magnitude of the changes in realized investment gains between years. Realized investment gains (losses) were a gain of $12.6 million in 2007, a gain of $3.1 million in 2006 and a loss of $7.3 million in 2005.

Total expenses have decreased consistent with the related premium decreases; although not directly proportionate. Insurance benefits and losses and commissions and underwriting expenses as a percentage of premiums were 93.4%, 93.0% and 93.2% in 2007, 2006 and 2005, respectively.

The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operations consist of the operations of Bankers Fidelity.

A more detailed analysis of the individual operating entities and other corporate activities is provided in the following discussion.

Underwriting Results

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Gross written premiums	$42,351	$55,539	$62,082
Ceded premiums	(6,379)	(9,265)	(9,099)

Net written premiums	$35,972	$46,274	$52,983

Net earned premiums	$41,575	$50,660	$51,447
Net losses and loss adjustment expenses	18,399	23,440	24,827
Underwriting expenses	19,185	22,528	23,333

Underwriting income	$3,991	$4,692	$3,287

Loss ratio	44.3%	46.3%	48.2%
Expense ratio	46.1	44.4	45.4

Combined ratio	90.4%	90.7%	93.6%

Gross written premiums at American Southern decreased $13.2 million, or 23.7%, during 2007 as compared to 2006. The decrease in gross written premiums was primarily attributable to the loss of one program marketed through a general agent which prior to 2007 had annualized gross written premiums exceeding $10.0 million per annum. Loss of the program resulted from a larger competitor offering a broader coverage on a national basis to the insured.

Ceded premiums decreased $2.9 million, or 31.1%, during 2007 as compared to 2006. The decrease in ceded premiums was due to the decline in the related earned premiums.

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

The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Automobile liability	$10,936	$16,163	$16,723
Automobile physical damage	8,105	9,698	11,002
General liability	10,349	11,394	11,767
Property	3,005	3,187	3,692
Surety	9,180	10,218	8,263

Total earned premium	$41,575	$50,660	$51,447

Net earned premiums decreased $9.1 million, or 17.9% during 2007 from 2006 as compared to a decrease of $0.8 million, or 1.5%, during 2006 from 2005 due primarily to the changes in the written premiums for the respective years as discussed previously. In 2007, American Southern’s five largest states in terms of premium revenue were Florida, Ohio, Georgia, Alabama, and Indiana which accounted for 64% of gross written premiums.

The performance of an insurance company is often measured by its combined ratio. The combined ratio represents the percentage of losses, loss adjustment expenses and other expenses that are incurred for each dollar of premium earned by the company. A combined ratio of under 100% represents an underwriting profit while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned).

The combined ratio for American Southern decreased to 90.4% in 2007 from a combined ratio of 90.7% in 2006. The loss ratio decreased to 44.3% in 2007 from 46.3% in 2006. The decrease in the loss ratio was primarily attributable to the loss and cancellation of several commercial programs. The expense ratio increased to 46.1% in 2007 from 44.4% in 2006 due primarily to slightly higher profit margins on the business with variable commissions. Approximately 88% of American Southern’s business provides for contractual commission arrangements, which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. The combined ratio decreased to 90.7% in 2006 from 93.6% in 2005. The single largest component of the decrease was the decreased loss ratio which decreased to 46.3% in 2006 from 48.2% in 2005. The decrease in the loss ratio was the result of cancellation of several commercial programs including the low-value dwelling property business, combined with favorable loss experience in the commercial automobile line of business.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Medicare supplement	$41,786	$44,919	$51,414
Other health products	3,848	3,041	2,890
Life insurance	10,615	10,960	11,600

Total earned premiums	56,249	58,920	65,904

Insurance benefits and losses	40,302	42,020	46,374
Underwriting expenses	18,251	18,669	19,673

Total expenses	58,553	60,689	66,047

Underwriting loss	$(2,304)	$(1,769)	$(143)

Premium revenue at Bankers Fidelity decreased $2.7 million, or 4.5%, during 2007 as compared to 2006. Premiums from the Medicare supplement line of business decreased $3.1 million, or 7.0%, in 2007 over 2006 and accounted for 74% of total 2007 earned premiums. In 2007, the company’s five key states in terms of premium revenue, Georgia, Pennsylvania, Ohio, Utah and West Virginia, were consistent with those in 2006 and accounted for approximately 55% of total earned premiums for 2007. The Medicare supplement line of business in these states decreased approximately $2.4 million as compared to 2006. The general decline in Medicare supplement premiums has resulted primarily from the increase in competition not only from traditional insurance company competitors but also the federal government as it provides incentives directly and indirectly to seniors to exit traditional Medicare programs and choose instead Medicare Advantage and other similar plans which result in much different economics to the insured. Premiums from the life insurance line of business decreased $0.3 million, or 3.1%, during 2007 due to a decline in sales related activities. The other health products premiums increased to $3.8 million in 2007 from $3.0 million in 2006, or 26.5%, primarily as a result of increased business activities with group “associations.” Recently, Bankers Fidelity has begun targeting group “associations” for additional sources of new business.

Premium revenue at Bankers Fidelity decreased $7.0 million, or 10.6%, during 2006 as compared to 2005. The most significant decrease in premiums was in the Medicare supplement line of business, where premiums decreased $6.5 million, or 12.6%, due to the continued decline in new business levels and non-renewal of certain policies that resulted from increased competition, as discussed previously. In 2006, the company’s key five states collectively accounted for approximately 56% of total earned premiums. The Medicare supplement line of business in these states increased approximately $0.1 million as compared to 2005. Premiums from the life insurance line of business decreased $0.6 million, or 5.5%, during 2006 due to a continued decline in sales related activities.

Benefits and losses decreased $1.7 million, or 4.1%, during 2007 as compared to 2006 and $4.4 million, or 9.4% during 2006 as compared to 2005. As a percentage of earned premiums, benefits and losses were 71.6% in 2007 compared to 71.3% in 2006 and 70.4% in 2005. The increasing loss ratio between years was primarily due to the continued aging of the life business.

Underwriting expenses decreased $0.4 million, or 2.2%, during 2007 as compared to 2006, and decreased $1.0 million, or 5.1%, during 2006 as compared to 2005. The decrease in underwriting expenses during 2007 and 2006 was directly related to the decline in premium revenues. As a percentage of earned premiums, these expenses were 32.4% in 2007 compared to 31.7% in 2006 and 29.8% in 2005. The increasing expense ratio during 2007 and 2006 was primarily due to increased costs on marketing initiatives related to product diversification efforts.

The indicated underwriting loss of $2.3 million in 2007 as compared to $1.8 million in 2006 and $0.1 million in 2005 is prior to considering investment income which is a significant component in evaluating profitability; particularly in the life insurance business. Further increased marketing efforts, particularly in the past two years, have resulted in underwriting expenses declining at a slower rate than the related premiums and thus increasing the indicated underwriting loss.

Investment Income And Realized Gains

Investment income of $11.7 million decreased $0.2 million, or 1.7%, during 2007 as compared to 2006 and increased $1.1 million, or 10.1%, during 2006 as compared to 2005. The decrease in investment income during 2007 was primarily due to a large number of called securities in the last six months of the year, the proceeds of which were reinvested at lower rates. The increase in investment income between 2006 and 2005 was the result of a higher level of average invested assets as well as a higher average yield on these investments.

The Company had net realized investment gains of $12.6 million in 2007 and $3.1 million in 2006, and net realized investment losses of $7.3 million in 2005. The significant net realized investment gains in 2007 were primarily the result of the disposition of the investment in equity securities of Wachovia Corporation which resulted in a realized investment gain of $12.9 million. The net realized investment gains in 2006 were primarily due to the sale of a portion of the Company’s automotive sector investments (bonds of General Motors, GMAC and Ford), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $3.1 million. During the years ended December 31, 2007 and 2005, the Company recorded investment impairments due to other than temporary declines in values, which reduced reported realized investment gains, related to the following investments:

	2007	2006	2005
	(In thousands)

Corporate bonds	$123	$—	$6,380
Redeemable preferred stocks	$—	$—	$875
Other invested assets	$123	$—	$—

While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $0.2 million in 2007 and $7.3 million in 2005. The impairment losses for 2005 were due primarily to the write down of the value of General Motors, GMAC, and Ford fixed maturity investments, all of which resulted in a charge of $7.2 million. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. See Note 3 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense of $4.2 million decreased $0.4 million, or 9.7%, during 2007 as compared to 2006. The decrease in interest expense during 2007 was due to active management of the revolving nature of the Company’s bank credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”). During each quarter, using excess funds, the Company repaid a substantial portion of its bank borrowings. At each quarter end, the Company would then reborrow funds under the Credit Agreement such that borrowed amounts were consistent at each quarter end. Such periodic bank borrowings and repayments resulted in a reduction in interest expense by reducing the average debt level outstanding during 2007 as compared to 2006.

Interest expense of $4.6 million increased $1.0 million, or 27.5%, during 2006 as compared to 2005. The increase in interest expense during 2006 was due primarily to an increase in interest rates. During 2006, the Company’s outstanding debt had a variable interest rate tied to three-month London Interbank Offered Rate (“LIBOR”), which increased throughout 2006. Also, on February 28, 2006, the Company entered into a $3.0 million term loan with Wachovia, which resulted in a higher average debt level and increased interest expense during 2006 as compared to the prior year. In the fourth quarter of 2006, the Company entered into the Credit Agreement. Borrowings under the Credit Agreement were used to repay the amounts outstanding under the Company’s prior term loans with Wachovia.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $4.7 million, or 10.2%, in 2007 as compared to 2006. The decrease in premium revenue that occurred in 2007 resulted in a corresponding decrease in the related commissions and underwriting expenses. As a percentage of earned premiums, other expenses were 41.9% in 2007 as compared with 41.7% in 2006. The increase in other expenses as a percentage of earned premiums resulted from the increased marketing costs incurred in connection with continuing to diversify and grow the book of business. Offsetting some of the increased marketing costs were cost reductions which were implemented in the fourth quarter of 2007, including reductions in compensation for officers, the elimination of certain corporate positions and other cost reduction initiatives.

Other expenses decreased $2.1 million, or 4.4%, in 2006 as compared to 2005. The decrease in other expenses during 2006 again was primarily attributable to a reduction in commission and underwriting expenses that resulted directly from a decline in premium revenue. The decrease in premium revenue that occurred in 2006 was primarily due to the non-renewal of targeted classes of property business, lower sales activity, and an increased level of price competition. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 41.7% in 2006 from 40.7% in 2005. The increase in the expense ratio during 2006 was primarily due to the lower loss ratio in 2006 as compared to 2005. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratio of the business they submit to the company. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses should decrease.

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

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2007, the Parent’s insurance subsidiaries had statutory surplus of $72.0 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries were $5.0 million, $4.9 million, and $4.9 million in 2007, 2006, and 2005, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $3.6 million, $4.1 million and $3.9 million was paid to the Parent under the tax sharing agreements in 2007, 2006, and 2005, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $5.6 million in 2007, $7.8 million in 2006, and $11.9 million in 2005. As a result of the Parent’s tax loss carryforwards, which totaled approximately $3.6 million at December 31, 2007, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds sufficient to meet its cash flow obligations.

At December 31, 2007, the Company’s $54.0 million of borrowings consisted of $12.8 million of bank debt pursuant to the Company’s Credit Agreement with Wachovia and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Credit Agreement provides for a reducing revolving credit facility pursuant to which the Company may, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months beginning on July 1, 2007 and had been reduced to $14.0 million at December 31, 2007. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined), and was 7.25% at December 31, 2007. The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $0.5 million in principal on each of June 30 and December 31, 2008, $1.0 million and $1.5 million in principal on June 30 and December 31, 2009, respectively, with one final payment of $10.5 million in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2007, the effective interest rate was 8.03%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The estimated fair value and related carrying value of the Company’s rate collar at December 31, 2007 was a liability of approximately $0.7 million.

At December 31, 2007, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At December 31, 2007, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $14.5 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.6 million. Accordingly, as of December 31, 2007, the Company did not have any unpaid dividends on the Series D Preferred Stock.

Net cash provided by operating activities totaled $5.6 million in 2007, $6.8 million in 2006, and $12.4 million in 2005. The decrease in operating cash flows during each of 2007 and 2006 in comparison with the preceding year was primarily attributable to the decrease in premiums coupled with an increase in loss related payments to settle prior years’ outstanding claims. Cash and short-term investments increased to $36.9 million at December 31, 2007 from $17.6 million at December 31, 2006. The increase in cash and short-term investments during 2007 was primarily due to an increased level of investment maturities, redemptions and calls exceeding normal purchasing activity. Cash and short-term investments at December 31, 2007 of $36.9 million are believed to be sufficient to meet the Company’s near-term needs.

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The statement further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interest of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial position or results of operations; although if future acquisitions are made, the prospective accounting will differ from that of the past.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company did not elect the fair value option for any specific financial instruments or other items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS No. 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company has structured borrowings that, in accordance with U.S. GAAP, are recorded on the Company’s balance sheet at an amount that differs from the ultimate contractual obligation. See Note 7 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Bank debt payable	$12,750	$1,000	$11,750	$—	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	93,294	4,077	8,969	7,232	73,016
Operating leases	4,015	1,098	1,673	1,244	—
Purchase commitments(2)	9,676	9,676	—	—	—
Losses and claims(3)	51,704	30,192	16,568	3,751	1,193
Future policy benefits(4)	55,548	8,275	15,841	14,910	16,522
Unearned premiums(5)	13,474	6,045	2,883	1,220	3,326
Other policy liabilities	1,878	1,878	—	—	—

Total	$283,577	$62,241	$57,684	$28,357	$135,295

(1)	Interest payable is based on interest rates as of December 31, 2007 and assumes that all debt remains outstanding until its stated contractual maturity.

(2)	Represents balances due for goods and/or services which have been contractually committed as of December 31, 2007. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported (“IBNR”). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

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

The table below summarizes the estimated fair values that might result from changes in interest rates applicable to the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair value	−100bp	−200bp
	(In thousands)

December 31, 2007	$148,943	$157,692	$167,927	$178,626	$191,200
December 31, 2006	$144,531	$153,875	$164,382	$176,216	$189,604

The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in equity prices would have on the value of the Company’s equity portfolio. At December 31, 2006, the Company’s investment in Wachovia Corporation was the Company’s single largest equity investment. The Company did not have any similarly large holding at December 31, 2007.

	+20%	+10%	Fair Value	−10%	−20%
	(In thousands)

December 31, 2007 — Total equity holdings	$6,402	$5,869	$5,335	$4,802	$4,268

December 31, 2006
Investment in Wachovia Corporation	$20,474	$18,768	$17,062	$15,356	$13,650
Other equity holdings	6,497	5,956	5,414	4,872	4,331

Total equity holdings	$26,971	$24,724	$22,476	$20,228	$17,981

The interest rate on the Company’s debt is variable and based on LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense.

	Interest Expense			Interest Expense
	+200bp	+100bp	Debt	−100bp	−200bp
	(In thousands)

December 31, 2007	$1,055	$528	$53,988	$(528)	$(1,055)
December 31, 2006	$1,055	$528	$53,988	$(528)	$(1,055)

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We have also audited schedules II, III, IV and VI as of and for each of the three years in the period ended December 31, 2007. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO SEIDMAN LLP

Atlanta, Georgia
March 27, 2008

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands,
	except per share data)

ASSETS
Cash and cash equivalents, including short-term investments of $23,432 and $16,191 in 2007 and 2006, respectively	$36,909	$17,606
Investments	178,059	193,197
Receivables:
Reinsurance	13,004	12,266
Other, net of allowance for doubtful accounts of $728 and $752 in 2007 and 2006, respectively	6,912	14,267
Deferred income taxes, net	3,929	1,627
Deferred acquisition costs	18,830	20,218
Other assets	2,069	2,715
Goodwill	2,388	3,008
Assets of discontinued operations (Note 2)	196,154	194,248

Total assets	$458,254	$459,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$128,078	$134,316
Accounts payable and accrued expenses	36,047	33,200
Debt payable	53,988	53,988
Liabilities of discontinued operations (Note 2)	152,347	143,460

Total liabilities	370,460	364,964

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized;
21,816,999 shares issued in 2007 and 21,484,440 shares issued in 2006 and 21,816,999 shares outstanding in 2007 and 21,481,413 shares outstanding in 2006	21,817	21,484
Additional paid-in capital	56,414	55,832
Retained earnings	10,530	4,969
Accumulated other comprehensive (loss) income	(1,171)	11,707
Treasury stock, at cost, 3,027 shares in 2006	—	(8)

Total shareholders’ equity	87,794	94,188

Total liabilities and shareholders’ equity	$458,254	$459,152

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except
	per share data)

Revenue:
Insurance premiums	$97,824	$109,580	$117,351
Investment income	11,722	11,926	10,828
Realized investment gains (losses), net	12,627	3,084	(7,303)
Other income	799	768	1,105

Total revenue	122,972	125,358	121,981

Benefits and expenses:
Insurance benefits and losses incurred	58,701	65,460	71,201
Commissions and underwriting expenses	32,663	36,404	38,221
Interest expense	4,160	4,605	3,611
Other	8,350	9,265	9,562

Total benefits and expenses	103,874	115,734	122,595

Income (loss) from continuing operations before taxes	19,098	9,624	(614)
Income tax expense (benefit)	7,513	2,458	(1,746)

Income from continuing operations	11,585	7,166	1,132
(Loss) income from discontinued operations, net of tax (Note 2)	(4,333)	1,770	(4,307)

Net income (loss)	7,252	8,936	(3,175)
Preferred stock dividends	(1,691)	(1,333)	(1,206)

Net income (loss) applicable to common stock	$5,561	$7,603	$(4,381)

Basic income (loss) per common share:
Income from continuing operations	$.46	$.27	$—
(Loss) income from discontinued operations	(.20)	.09	(.21)

Net income (loss) applicable to common shareholders	$.26	$.36	$(.21)

Diluted income (loss) per common share:
Income from continuing operations	$.45	$.27	$—
(Loss) income from discontinued operations	(.20)	.06	(.21)

Net income (loss) applicable to common shareholders	$.25	$.33	$(.21)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
	Preferred	Common	Paid-In	(Accumulated	Income	Treasury
	Stock	Stock	Capital	Deficit)	(Loss)	Stock	Total
	(Dollars in thousands)

Balance, December 31, 2004	$134	$21,412	$50,347	$462	$17,207	$(602)	$88,960
Comprehensive loss:
Net loss	—	—	—	(3,175)	—	—	(3,175)
Decrease in unrealized investment gains	—	—	—	—	(6,549)	—	(6,549)
Minimum pension liability adjustment	—	—	—	—	(160)	—	(160)
Deferred income tax attributable to other comprehensive loss	—	—	—	—	2,348	—	2,348

Total comprehensive loss	—	—	—	—	—	—	(7,536)
Dividends accrued on preferred stock	—	—	(1,206)	—	—	—	(1,206)
Deferred share compensation expense	—	—	(201)	(40)	—	240	(1)
Restricted stock grants	—	—	(66)	—	—	66	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 45,619 shares for treasury	—	—	—	—	—	(132)	(132)
Issuance of 194,026 shares for employee benefit plans and stock options	—	—	(15)	(27)	—	344	302

Balance, December 31, 2005	134	21,412	48,925	(2,780)	12,846	(84)	80,453
Comprehensive income:
Net income	—	—	—	8,936	—	—	8,936
Decrease in unrealized investment gains	—	—	—	—	(660)	—	(660)
Fair value adjustment to derivative financial instrument	—	—	—	—	(165)	—	(165)
Minimum pension liability adjustment	—	—	—	—	216	—	216
Deferred income tax attributable to other comprehensive income	—	—	—	—	213	—	213

Total comprehensive income	—	—	—	—	—	—	8,540
Minimum pension liability adjustment due to adoption of SFAS 158, net of tax	—	—	—	—	(743)	—	(743)
Issuance of 70,000 shares of preferred stock	70	—	6,930	—	—	—	7,000
Dividends accrued on preferred stock	—	—	(155)	(1,178)	—	—	(1,333)
Deferred share compensation expense	—	—	4		—	—	4
Restricted stock grants	—	22	(22)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 25,774 shares for treasury	—	—	—	—	—	(70)	(70)
Issuance of 102,009 shares for employee benefit plans and stock options	—	50	84	(9)	—	146	271

Balance, December 31, 2006	$204	$21,484	$55,832	$4,969	$11,707	$(8)	$94,188
Comprehensive loss:
Net income	—	—	—	7,252	—	—	7,252
Decrease in unrealized investment gains	—	—	—	—	(19,549)	—	(19,549)
Fair value adjustment to derivative financial instrument	—	—	—	—	(575)	—	(575)
Minimum pension liability adjustment	—	—	—	—	312	—	312
Deferred income tax attributable to other comprehensive loss	—	—	—	—	6,934	—	6,934

Total comprehensive loss	—	—	—	—	—	—	(5,626)
Dividends on preferred stock	—	—	—	(1,691)	—	—	(1,691)
Common stock issued in lieu of preferred stock dividend payments		227	386	—	—	—	613
Deferred share compensation expense	—	10	(8)		—	—	2
Restricted stock grants	—	12	(12)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 5,655 shares for treasury	—	—	—	—	—	(23)	(23)
Issuance of 102,239 shares for employee benefit plans and stock options	—	84	150	—	—	31	265

Balance, December 31, 2007	$204	$21,817	$56,414	$10,530	$(1,171)	$—	$87,794

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$7,252	$8,936	$(3,175)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	11,119	13,697	14,167
Acquisition costs deferred	(9,731)	(11,764)	(13,291)
Realized investment (gains) losses, net	(12,627)	(3,084)	7,303
(Decrease) increase in insurance reserves and policyholder funds	(6,238)	(3,497)	3,460
Loss (income) from discontinued operations, net	4,333	(1,770)	4,307
Compensation expense related to share awards	68	70	65
Depreciation and amortization	108	871	949
Deferred income tax expense (benefit)	3,711	981	(2,959)
Decrease in receivables, net	5,067	778	801
Increase in other liabilities	1,507	1,429	784
Goodwill impairment	620	—	—
Other, net	425	147	11

Net cash provided by continuing activities	5,614	6,794	12,422
Net cash used in discontinued activities	(5,629)	(6,298)	(1,155)

Net cash (used in) provided by operating activities	(15)	496	11,267

Cash flows from investing activities:
Proceeds from investments sold	22,538	18,384	28,715
Proceeds from investments matured, called or redeemed	69,653	24,827	33,414
Investments purchased	(78,988)	(59,683)	(66,038)
Additions to property and equipment	(446)	(286)	(644)

Net cash provided by (used in) continuing operations	12,757	(16,758)	(4,553)
Net cash provided by (used in) discontinued operations	12,301	(7,666)	(4,048)

Net cash provided by (used in) investing activities	25,058	(24,424)	(8,601)

Cash flows from financing activities:
Proceeds from issuance of Series D Preferred Stock	—	7,000	—
Proceeds from exercise of stock options	19	16	34
Purchase of treasury shares	(23)	(70)	(132)
Proceeds from bank financing	36,000	15,750	—
Repayments of debt	(36,000)	(13,250)	(1,750)
Financing of discontinued operations	936	(6,560)	(4,200)

Net cash provided by (used in) continuing operations	932	2,886	(6,048)
Net cash (used in) provided by discontinued operations	(936)	6,560	4,200

Net cash (used in) provided by financing activities	(4)	9,446	(1,848)

Net increase (decrease) in cash	25,039	(14,482)	818
Cash and cash equivalents at beginning of year
Continuing operations	17,606	24,684	22,863
Discontinued operations	9,688	17,092	18,095

Total	27,294	41,776	40,958

Cash and cash equivalents at end of year
Continuing operations	36,909	17,606	24,684
Discontinued operations	15,424	9,688	17,092

Total	$52,333	$27,294	$41,776

Supplemental cash flow information:
Cash paid for interest	$4,195	$4,711	$3,470

Cash paid for income taxes	$460	$609	$317

Cash received for income taxes	$—	$676	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2007, the Parent owned five insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), Association Casualty Insurance Company and Georgia Casualty & Surety Company (“Georgia Casualty”), in addition to two non-insurance subsidiaries, Association Risk Management General Agency, Inc., and Self-Insurance Administrators, Inc. (“SIA, Inc.”). Association Casualty Insurance Company and Association Risk Management General Agency, Inc. are together termed “Association Casualty.” On December 26, 2007, the Company entered into a Stock Purchase Agreement (“SPA”) providing for the sale of all the outstanding shares of stock of Association Casualty and Georgia Casualty to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the assets, liabilities, and results of operations of Association Casualty and Georgia Casualty have been reflected by the Company as discontinued operations (Note 2).

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. During 2007, an impairment of $620 was recognized. No impairment of the Company’s recorded goodwill was identified during 2006 or 2005.

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

Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during each period, plus common shares calculated including stock options and share awards outstanding using the treasury stock method and assumed conversion of the Series B and Series D Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Stock Options

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The adoption of SFAS 123R did not have a material impact on the Company’s consolidated statements of operations or net income (loss) per share. Prior to January 1, 2006, stock options were reported under the recognition and measurement principles of APB Opinion No. 25 instead of the fair value approach recommended in SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Accordingly, no stock-based employee compensation expense attributable to stock options was reflected in net income, as all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma net income (loss) and net income (loss) per common share were determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was determined at the date of grant using an options pricing model, which requires the input of subjective assumptions, including the volatility of the stock price. If the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in 2005, the Company’s net income (loss) and net income (loss) per share would not have been materially different from that as reported.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The statement further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interest of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial position or results of operations; although if future acquisitions are made, the prospective accounting will differ from that of the past.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company did not elect the fair value option for any specific financial instruments or other items.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. SFAS No. 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

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

Note 2.	Discontinued Operations

On December 26, 2007, the Company entered into a SPA providing for the sale of all the outstanding shares of stock of Association Casualty and Georgia Casualty to Columbia. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Georgia Casualty and Association Casualty as discontinued operations.

The following table provides operating results from the discontinued operations of Georgia Casualty and Association Casualty for the years indicated:

	Year Ended December 31,
	2007	2006	2005

Revenue:
Insurance premiums	$37,031	$44,125	$60,242
Investment income	6,343	6,397	5,857
Realized investment gains (losses), net	3,225	3,607	(3,153)
Other income	26	45	158

Total revenue	46,625	54,174	63,104

Benefits and expenses:
Insurance benefits and losses incurred	34,107	26,472	44,474
Commissions and underwriting expenses	16,951	25,584	22,716
Other	3,109	453	2,765

Total benefits and expenses	54,167	52,509	69,955

(Loss) income from discontinued operations before taxes	(7,542)	1,665	(6,851)
Income tax benefit	(3,209)	(105)	(2,544)

Net (loss) income from discontinued operations	$(4,333)	$1,770	$(4,307)

The following table provides condensed information about the assets and liabilities of the discontinued operations of Georgia Casualty and Association Casualty and as aggregated in the consolidated balance sheet:

	December 31,
	2007	2006

Assets of Discontinued Operations:
Cash and cash equivalents, including short-term investments of $10,585 and $3,997 in 2007 and 2006, respectively	$15,424	$9,688

Investments:
Fixed maturities (cost: $91,216 and $97,278)	91,088	97,933
Common and non-redeemable preferred stocks (cost: $2,406 and $3,733)	3,139	6,350
Other invested assets (cost: $47 and 1,330)	47	1,295

Total investments	94,274	105,578

Receivables:
Reinsurance	54,391	42,227
Other	17,570	20,709
Deferred acquisition costs	3,486	4,200
Other assets	11,009	11,846

Total assets	$196,154	$194,248

Liabilities of Discontinued Operations:
Unearned premiums	$22,065	$25,532
Losses and claims	122,418	107,658
Accounts payable and accrued expenses	7,864	10,270

Total liabilities	$152,347	$143,460

Note 3.	Investments

Investments were comprised of the following:

	2007
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$127,070	$994	$67	$126,143
Obligations of states and political subdivisions	412	14	—	398
Corporate securities	29,728	314	832	30,246
Mortgage-backed securities (government guaranteed)	3	—	—	3
Redeemable preferred stocks	10,714	264	1,416	11,866

Total fixed maturities	167,927	1,586	2,315	168,656
Common and non-redeemable preferred stocks	5,335	590	621	5,366
Other invested assets (fair value of $1,563)	1,563	—	—	1,563
Policy and student loans	1,958			1,958
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	178,059	2,176	2,936	178,819
Short-term investments	23,432	—	—	23,432

Total investments	$201,491	$2,176	$2,936	$202,251

	2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$117,120	$99	$1,660	$118,681
Obligations of states and political subdivisions	414	18	—	396
Corporate securities	33,892	2,597	297	31,592
Mortgage-backed securities (government guaranteed)	7	—	—	7
Redeemable preferred stocks	12,949	656	153	12,446

Total fixed maturities	164,382	3,370	2,110	163,122
Common and non-redeemable preferred stocks	22,476	14,960	30	7,546
Other invested assets (fair value of $1,735)	1,735	—	34	1,769
Mortgage loans (fair value of $1,564)	1,379	—	—	1,379
Policy and student loans	1,949	—	—	1,949
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	193,197	18,330	2,174	177,041
Short-term investments	16,191	—	—	16,191

Total investments	$209,388	$18,330	$2,174	$193,232

Bonds and short-term investments having an amortized cost of $10,553 and $10,709 were on deposit with insurance regulatory authorities at December 31, 2007 and 2006, respectively, in accordance with statutory requirements.

Securities with unrealized losses at December 31, 2007 and 2006 were as follows:

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,189	$40	$4,241	$27	$12,430	$67
Corporate securities	9,801	425	5,918	407	15,719	832
Redeemable preferred stocks	4,465	657	2,751	759	7,216	1,416
Common and non-redeemable preferred stocks	1,980	303	928	318	2,908	621

Total temporary impaired securities	$24,435	$1,425	$13,838	$1,511	$38,273	$2,936

	2006
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,091	$175	$71,819	$1,485	$94,910	$1,660
Corporate securities	3,885	52	5,054	245	8,939	297
Redeemable preferred stocks	—	—	5,637	153	5,637	153
Common and non-redeemable preferred stocks	594	24	994	6	1,588	30
Other invested assets	1,735	34	—	—	1,735	34

Total temporary impaired securities	$29,305	$285	$83,504	$1,889	$112,809	$2,174

Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. Excluding U.S. Treasury securities and obligations of U.S. Government agencies and authorities, the change in value of which is deemed solely to relate to interest rate movements, the Company held investments in less than 30 issuers which had unrealized investment losses at December 31, 2007 and 2006, respectively. The majority of the unrealized losses at December 31, 2007 resulted from holdings in financial entities which have been impacted by the markets and related liquidity in the markets for mortgage related and other derivative products. Holdings with the largest amount of unrealized losses include redeemable preferred stocks of Citigroup and JPMorgan Chase and corporate bonds of General Motors Acceptance Corporation. Unrealized losses related to these three holdings aggregated approximately 1/3 of the Company’s total unrealized losses related to corporate bonds, common and preferred stocks at December 31, 2007.

During the years ended December 31, 2007, 2006, and 2005, the Company recorded impairments related to the following investments.

	2007	2006	2005

Corporate securities(1)	$123	$—	$6,380
Redeemable preferred stocks(1)	$—	$—	$875
Other invested assets	$123	$—	$—

(1)	Includes automotive sector impairments of $7,198 in 2005, primarily from holdings in General Motors and related entities.

As part of the Company’s ongoing investment review, the Company has reviewed its investment portfolio and concluded that there were no additional investments with other than temporary impairments as of December 31, 2007 or 2006. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. As a result of issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, if applicable, and management’s expectation that they will continue to do so, also if applicable, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the unrealized losses on investments at December 31, 2007 and 2006 were temporary.

The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2007 and 2006 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2007		2006
	Carrying	Amortized	Carrying	Amortized
	Value	Cost	Value	Cost
	(In thousands)

Maturities
Due in one year or less	$43,069	$43,031	$39,592	$39,587
Due after one year through five years	14,389	14,084	12,936	12,644
Due after five years through ten years	13,832	13,832	22,751	22,081
Due after ten years	120,066	121,138	105,287	104,994
Varying maturities	3	3	7	7

Totals	$191,359	$192,088	$180,573	$179,313

Investment income was earned from the following sources:

	2007	2006	2005

Fixed maturities	$9,384	$9,922	$8,205
Common and non-redeemable preferred stocks	767	948	1,386
Mortgage loans	79	184	250
Short-term investments	1,297	671	598
Other	195	201	389

Total investment income	$11,722	$11,926	$10,828
Less investment expenses	(119)	(104)	(126)

Net investment income	$11,603	$11,822	$10,702

A summary of realized investment gains (losses) follows:

	2007
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$12,905	$21	$—	$12,926
Losses	—	(176)	(123)	(299)

Realized investment gains (losses), net	$12,905	$(155)	$(123)	$12,627

	2006
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,738	$1,201	$654	$3,593
Losses	—	(509)	—	(509)

Realized investment gains (losses), net	$1,738	$692	$654	$3,084

	2005
		Fixed	Other
	Stocks	Maturities	Invested Assets	Total

Gains	$715	$81	$—	$796
Losses	(384)	(7,715)	—	(8,099)

Realized investment gains (losses), net	$331	$(7,634)	$—	$(7,303)

Proceeds from the sale of investments were as follows:

	2007	2006	2005

Common and non-redeemable preferred stocks	$16,635	$1,666	$11,884
Fixed maturities	5,753	15,510	16,021
Student loans	—	128	245
Other investments	150	1,080	565

Total proceeds	$22,538	$18,384	$28,715

The Company’s investments in fixed maturity securities of General Motors and General Motors Acceptance Corporation exceeded 10% of shareholders’ equity at December 31, 2007. The carrying value of these fixed maturity investments at December 31, 2007 was $9,907 with an adjusted cost basis of $10,164.

The Company’s bond portfolio included 90% investment grade securities at December 31, 2007 as defined by the NAIC.

Note 4.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force
	2007	2006	2007	2006

Future policy benefits
Life insurance policies:
Ordinary	$44,187	$43,046	$228,780	$224,401
Mass market	4,586	4,908	6,985	7,667
Individual annuities	297	332	—	—

	49,070	48,286	$235,765	$232,068

Accident and health insurance policies	6,478	3,733

	55,548	52,019
Unearned premiums	18,948	25,190
Losses and claims	51,704	55,291
Other policy liabilities	1,878	1,816

Total insurance reserves and policyholder funds	$128,078	$134,316

Annualized premiums for accident and health insurance policies were $45,913 and $47,326 at December 31, 2007 and 2006, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, and (iv) 5% to 7% for 1988 and later issues.

Loss and Claim Reserves

Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management’s estimate of ultimate liability and claim adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported (“IBNR”) claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is periodically reviewed by management and updated with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2007	2006	2005

Balance at January 1	$55,291	$53,817	$53,025
Less: Reinsurance recoverables	(12,266)	(12,829)	(12,857)

Net balance at January 1	43,025	40,988	40,168

Incurred related to:
Current year	65,274	73,167	76,626
Prior years	(11,517)	(9,926)	(8,370)

Total incurred	53,757	63,241	68,256

Paid related to:
Current year	41,687	46,355	50,922
Prior years	16,395	14,849	16,514

Total paid	58,082	61,204	67,436

Net balance at December 31	38,700	43,025	40,988
Plus: Reinsurance recoverables	13,004	12,266	12,829

Balance at December 31	$51,704	$55,291	$53,817

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for Medicare supplement as well as certain lines of business within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2007	2006	2005

Total incurred claims	$53,757	$63,241	$68,256
Cash surrender value and matured endowments	1,413	1,666	1,663
Benefit reserve changes	3,531	553	1,282

Total insurance benefits and losses incurred	$58,701	$65,460	$71,201

Note 5.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 82% of the Company’s reinsurance receivables were due from one reinsurer as of December 31, 2007. Reinsurance receivables of $10,686 were with Swiss Reinsurance Corporation, rated “AA-” (Very Strong) by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2007	2006	2005

Direct premiums written	$89,766	$104,253	$118,184
Plus — premiums assumed	9,022	9,763	9,655
Less — premiums ceded	(6,729)	(9,338)	(9,290)

Net premiums written	92,059	104,678	118,549

Change in unearned premiums	6,242	5,006	(1,269)
Change in unearned premiums ceded	(477)	(104)	71

Net change in unearned premiums	5,765	4,902	(1,198)

Net premiums earned	$97,824	$109,580	$117,351

Provision for benefits and losses incurred	$66,641	$70,217	$79,462
Reinsurance loss recoveries	(7,940)	(4,757)	(8,261)

Insurance benefits and losses incurred	$58,701	$65,460	$71,201

Components of reinsurance receivables were as follows:

	2007	2006

Receivable on unpaid losses	$12,929	$12,266
Receivable on paid losses	75	—

	$13,004	$12,266

Note 6.	Income Taxes

Total income taxes were allocated as follows:

	2007	2006	2005

Tax expense (benefit) on income or loss from:
Continuing operations	$7,513	$2,458	$(1,746)
Discontinued operations	(3,209)	(105)	(2,544)

Total tax expense (benefit) on income or loss	4,304	2,353	(4,290)

Tax (benefit) expense on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(6,842)	(231)	(2,292)
Fair value adjustment to derivative financial instrument	(201)	(58)	—
Minimum pension liability adjustment	109	(325)	(56)

Total tax benefit on shareholders’ equity	(6,934)	(614)	(2,348)

Total tax (benefit) expense	$(2,630)	$1,739	$(6,638)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) from continuing operations was as follows:

	2007	2006	2005

Federal income tax provision at statutory rate of 35%	$6,684	$3,368	$(215)
Tax exempt interest and dividends received deductions	(282)	(401)	(444)
Small life deduction	(55)	(579)	(534)
Non-deductible goodwill	217	—	—
Intercompany fees(1)	363	504	—
Other permanent differences	38	46	39
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	333	(569)	(125)
Adjustment for prior years’ estimates to actual	205	80	(474)
State income taxes	10	9	7

Income tax expense (benefit)	$7,513	$2,458	$(1,746)

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) from discontinued operations was as follows:

	2007	2006	2005

Federal income tax provision at statutory rate of 35%	$(2,640)	$583	$(2,398)
Tax exempt interest and dividends received deductions	(147)	(170)	(257)
Intercompany fees(1)	(363)	(504)	—
Other permanent differences	9	4	10
Adjustment for prior years’ estimates to actual	(68)	(26)	101
State income taxes	—	8	—

Income tax benefit	$(3,209)	$(105)	$(2,544)

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

The primary differences between the effective tax rate and the federal statutory income tax rate results from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual 2007 DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carry forwards.

Deferred tax liabilities and assets at December 31, 2007 and 2006 were comprised of the following:

	2007	2006

Deferred tax liabilities:
Deferred acquisition costs	$(2,564)	$(2,874)
Net unrealized investment gains	—	(5,655)
Deferred and uncollected premiums	(672)	(657)

Total deferred tax liabilities	(3,236)	(9,186)

Deferred tax assets:
Net operating loss carryforwards	1,957	4,161
Insurance reserves	2,819	3,148
Impaired assets	1,333	1,247
Alternative minimum tax credit	—	1,125
Net unrealized investment losses	266	—
Bad debts and other	1,484	1,493

Total deferred tax assets	7,859	11,174

Asset valuation allowance	(694)	(361)

Net deferred tax assets	$3,929	$1,627

The components of the income tax expense (benefit) from continuing operations were:

	2007	2006	2005

Current — Federal	$3,792	$1,468	$1,206
Current — State	10	9	7
Deferred — Federal	3,711	981	(2,959)

Total	$7,513	$2,458	$(1,746)

The components of the income tax (benefit) expense from discontinued operations were:

	2007	2006	2005

Current — Federal	$(1,662)	$(1,089)	$(1,228)
Current — State	—	8	—
Deferred — Federal	(1,547)	976	(1,316)

Total	$(3,209)	$(105)	$(2,544)

At December 31, 2007, the Company had regular federal net operating loss carryforwards of approximately $3,609 expiring generally between 2009 and 2025. As of December 31, 2007 and 2006, a valuation allowance of $694 and $361, respectively, was established against deferred income tax benefits relating primarily to net operating loss carryforwards that may not be realized. In each year, the changes in the valuation allowance resulted from a reassessment of the realization of certain net operating loss carryforwards. During 2005, the Company amended certain prior years’ tax returns to recognize permanent items that generated an income tax refund of $676 which was received in 2006. Since the Company’s ability to generate taxable income from operations and utilize available tax-planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that the remaining deferred income tax benefits relating to certain years’ carryforwards may not be realized. However, realization of the remaining deferred income tax benefits will be assessed periodically based on the Company’s current and anticipated results of operations, and amounts could increase or decrease in the near term if estimates of future taxable income change. The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 7.  Credit Arrangements

Bank Debt

At December 31, 2007, the Company’s $12,750 of bank debt consisted of a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months beginning on July 1, 2007 and had been reduced to $14,000 by December 31, 2007. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of December 31, 2007, the effective interest rate was 7.25%. Interest on amounts outstanding is payable quarterly. If not sooner repaid in full, the Credit Agreement requires the Company to repay $500 in principal on each of June 30 and December 31, 2008, $1,000 and $1,500 in principal on June 30 and December 31, 2009, respectively, with one final payment of $10,500 in principal at maturity on June 30, 2010. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. The Company was in compliance with all covenants at December 31, 2007.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2007 and 2006, was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2007	18,042	23,196
Balance December 31, 2006	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 8.	Derivative Financial Instruments

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

The estimated fair value and related carrying value of the Company’s rate collar at December 31, 2007 was a liability of approximately $740.

Note 9.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,268, $1,276, and $1,269 in 2007, 2006, and 2005, respectively. The Company’s future minimum lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,

2008	$1,098
2009	1,018
2010	655
2011	622
2012	622
Thereafter	—

Total	$4,015

Note 10.	Employee Benefit Plans

Stock Options

In accordance with the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted, which fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors was authorized to grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 12,397, 21,923 and 21,923 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2007, 2006 and 2005, respectively. As of December 31, 2007, an aggregate of twenty-eight employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2007, 2006 and 2005, is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
Shares	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	636,500	$1.43	649,500	$1.44	677,500	$1.47
Options exercised	(7,000)	2.68	(9,500)	1.70	(21,000)	1.73
Options canceled or expired	(5,500)	1.63	(3,500)	1.44	(7,000)	3.54

Options outstanding, end of year	624,000	1.42	636,500	1.43	649,500	1.44

Options exercisable	624,000	1.42	636,500	1.43	649,500	1.44

Options available for future grant	2,479,594		2,486,491		2,504,914

Data on options outstanding and exercisable at December 31, 2007 is as follows:

		Outstanding and Exercisable
		Weighted Average
	Number of	Remaining Life	Weighted Average
Range of Exercise Price	Options	(Years)	Exercise Price

$1.00 to $1.50	380,000	3.79	$1.25
$1.51 to $2.00	244,000	5.17	$1.67

	624,000

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price. No options were granted in 2007, 2006 or 2005.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company generally makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company common stock and had a value of approximately $136, $135, and $129 in 2007, 2006, and 2005, respectively. During 2007, an additional matching contribution was made by the Company to the plan in an amount equal to 50% of the first 6% of an employee’s contribution to the plan. The additional contribution was in cash and was $141.

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

Obligation and Funded Status

	2007	2006

Change in Benefit Obligation
Net benefit obligation at beginning of year	$6,190	$5,713
Service cost	204	237
Interest cost	330	314
Actuarial loss	(316)	53
Gross benefits paid	(305)	(127)

Net benefit obligation at end of year	6,103	6,190

Change in Plan Assets
Fair value of plan assets at beginning of year	3,154	2,799
Employer contributions	215	184
Actual return on plan assets	100	298
Gross benefits paid	(305)	(127)

Fair value of plan assets at end of year	3,164	3,154

Funded Status of Plan
Funded status at end of year	(2,939)	(3,036)
Unrecognized net actuarial loss	1,322	1,634
Unrecognized prior service cost	(7)	(7)
Unrecognized net transition obligation	—	—
Additional minimum liability	(329)	(483)
Additional liability due to SFAS 158	(986)	(1,144)

Net amount recognized in accrued liabilities at end of year	$(2,939)	$(3,036)

The accumulated benefit obligation for all defined benefit plans at December 31, 2007 and 2006 was $5,117 and $5,046, respectively.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2007 and 2006 were as follows:

	2007	2006

Discount rate to determine the projected benefit obligation	5.75%	5.50%
Projected annual salary increases	4.50%	4.50%

Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $2,017, $1,681, and $0, respectively, as of December 31, 2007 and $1,986, $1,586, and $0, respectively, as of December 31, 2006.

Components of Net Periodic Benefit Cost

Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2007, 2006 and 2005 included the following components:

	2007	2006	2005

Service cost	$204	$237	$177
Interest cost	330	314	298
Expected return on plan assets	(216)	(193)	(185)
Net amortization	112	155	142

	$430	$513	$432

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Discount rate to determine the net periodic benefit cost	5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%	4.50%

The qualified defined benefit plan assets were invested in the AIM Basic Balanced Fund (the “Fund”), the prospectus for which indicates an average annual return of approximately 7% since its inception; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost for 2007. The Fund normally invests at least 65% of its assets in equity securities and at least 30% of its assets in fixed income securities that are investment grade at the time of purchase. The remaining assets of the Fund are allocated to other investments at the Fund manager’s discretion, based upon current business, economic and market conditions.

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

Expected Cash Flows

The Company expects to contribute $299 for all defined benefit plans in 2008.

Estimated Future Benefit Payments

Estimated future benefit payments as of December 31, 2007 were as follows:

Pension Benefits

2008	$224
2009	$224
2010	$258
2011	$289
2012	$317
2013 — 2017	$2,371

Note 11.	Preferred Stock

The Company had 134,000 shares of Series B Preferred Stock (“Series B Preferred Stock”) outstanding at December 31, 2007 and 2006, having a stated value of $100 per share. All of the shares of Series B Preferred Stock are held by affiliates of the Company’s Chairman. Annual dividends on the Series B Preferred Stock are $9.00 per share and are cumulative. Dividends accrue whether or not declared by the Board of Directors. The Series B Preferred Stock is not currently convertible, but may become convertible into shares of the Company’s common stock under certain circumstances. In such event, the Series B Preferred Stock would be convertible into an aggregate of approximately 3,358,000 shares of the Company’s common stock at a conversion rate of $3.99 per share. The Series B Preferred Stock is redeemable solely at the option of the Company. As of December 31, 2007 and 2006, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $14,472 and $13,266, respectively.

The Company had 7,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2007 and 2006. All of the shares of Series D Preferred Stock are held by affiliates of the Company’s Chairman. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.6 million. Accordingly, as of December 31, 2007, the Company did not have any unpaid dividends on the Series D Preferred Stock. As of December 31, 2006, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $127.

Note 12.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2007
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Income from continuing operations before preferred stock dividends	$11,585	21,606
Less preferred stock dividends	(1,691)	—

Income from continuing operations applicable to common shareholders	9,894	21,606	$0.46

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	346

Income from continuing operations applicable to common shareholders	$9,894	21,952	$0.45

	For the Year Ended
	December 31,2006
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Income from continuing operations before preferred stock dividends	$7,166	21,419
Less preferred stock dividends	(1,333)	—

Income from continuing operations applicable to common shareholders	5,833	21,419	$0.27

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	330
Effect of Series B and D Preferred Stock	1,333	5,112

Income from continuing operations applicable to common shareholders	$7,166	26,861	$0.27

	For the Year Ended
	December 31, 2005
			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Income from continuing operations before preferred stock dividends	$1,132	21,305
Less preferred stock dividends	(1,206)	—

Loss from continuing operations applicable to common shareholders	$(74)	21,305	$—

The assumed conversion of the Series B Preferred Stock was excluded from the earnings per common share calculation for 2007 and 2005 since its impact was antidilutive. The assumed conversion of the Series D Preferred Stock was excluded from the earnings per common share calculation for 2007 since its impact was antidilutive. In 2005, all outstanding stock options were excluded from the earnings per common share calculation since their impact was antidilutive.

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

The amount of statutory net income and surplus (shareholders’ equity) from continuing operations for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2007	2006	2005

Life and Health, net income	$11,961	$3,173	$5,135
Property and Casualty, net income	8,466	5,955	6,410

Statutory net income(1)	$20,427	$9,128	$11,545

Life and Health, surplus	$33,810	$34,467	$33,881
Property and Casualty, surplus	38,213	34,938	31,041

Statutory surplus	$72,023	$69,405	$64,922

(1)	Automotive sector impairments of $7,198 were recorded in the first quarter of 2006 for statutory purposes.

Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $5,576, $7,786 and $11,942 in 2007, 2006, and 2005, respectively, from its subsidiaries. In 2008, dividend payments by insurance subsidiaries in excess of $13,263 would require prior approval.

Note 14.	Related Party and Other Transactions

In the normal course of business the Company has engaged in transactions with its Chairman and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 65,489 square feet of office and covered garage space from an entity which is an affiliate of the Company and its Chairman. During the years ended December 31, 2007, 2006, and 2005, the Company paid $1,066, $1,069 and $1,065, respectively, under these leases.

Certain financing for the Company has been provided by affiliates of the Company’s Chairman, in the form of investments in the Series B and the Series D Preferred Stock (See Note 11).

The Company has in the past made mortgage loans to finance properties owned by Leath Furniture, LLC (“Leath”), which, prior to July 11, 2006, was owned by an affiliate of the Chairman. At December 31, 2007 and 2006, the balance of mortgage loans owed by Leath to the Company’s insurance subsidiary was $0 and $1,378, respectively. For 2007, 2006, and 2005, interest paid by Leath on the mortgage loans totaled $79, $184, and $250, respectively.

In accordance with terms of the SPA with Columbia, certain investments held by the discontinued operations were required to be disposed of at any time prior to the completion of the sale. Effective November 30, 2007, an investment in a real estate joint venture was sold by Georgia Casualty to an affiliate of the Company’s Chairman. In connection with the sale, management obtained an independent appraisal of the underlying real estate assets. Further, subsequent to December 31, 2007, substantially all of the shares of Triple Crown Media, Inc. (“Triple Crown”) and Gray Television, Inc. (“Gray”) held by the discontinued operations were acquired by the Parent at their quoted or estimated market values.

Certain members of management are shareholders and on the Board of Directors of Triple Crown and Gray. On August 3, 2005, Gray announced a plan to spin-off its newspaper publishing and wireless businesses to its shareholders. The new company formed as a result of the spin-off, Triple Crown, then acquired Bull Run Corporation (“Bull Run”). In connection with the spin-off, the Company received one share of Triple Crown common stock for every ten shares of Gray common stock and for every ten shares of Gray Class A common stock owned. In connection with the Bull Run acquisition, the Company received 0.0289 shares of Triple Crown common stock for each share of Bull Run common stock owned by it and one share of Triple Crown Series A preferred stock for each share of Bull Run Series D preferred stock owned by it. The exchange of Bull Run Series D preferred stock for Triple Crown Series A preferred stock resulted in a realized loss of $591. At December 31, 2007 and 2006, the Company (including its discontinued operations) owned 54,732 shares of Triple Crown common stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. At December 31, 2007, the Company (including its discontinued operations) owned 2,360 shares of Triple Crown Series A preferred stock. At December 31, 2006, the Company (including its discontinued operations) owned 175 shares of Gray Series C preferred stock and 2,360 shares of Triple Crown Series A preferred stock. On May 22, 2007, Gray Television redeemed the Company’s investment in Gray Television Series C preferred stock at a price of $10,000 per share plus accrued but unpaid dividends thereon. There was no gain or loss on the transaction. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2007 was $1,642 and $4,149, respectively. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2006 was $2,086 and $5,701, respectively.

In 1998, American Southern formed the American Auto Insurance Agency (the “Agency”) in a joint venture with Carolina Motor Club, Inc. to market personal automobile insurance to the members of the automobile club. American Southern at all times held a 50% interest in the joint venture, accounted for using the equity method and reflected as an operating activity, and underwrote a majority of the standard automobile business written by the Agency. This program, which began writing business in 1999, had gross written premiums of approximately $0, $2,550 and $8,615 in 2007, 2006, and 2005, respectively. The Company has, in the past funded its pro rata share of operations. Effective October 1, 2005, this joint venture was terminated due to unfavorable underwriting results and, consequently, a significant decrease in gross written premiums occurred during 2006.

Note 15.	Segment Information

The Parent’s primary insurance subsidiaries operate with relative autonomy and each company is evaluated based on its individual performance. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. All segments derive revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources.

	American	Bankers	Corporate	Discontinued	Adjustments
	Southern	Fidelity	& Other	Operations	& Eliminations	Consolidated

December 31, 2007
Insurance premiums	$41,575	$56,249	$—		$—	$97,824

Insurance benefits and losses incurred	18,399	40,302	—		—	58,701
Expenses deferred	(8,398)	(1,333)	—		—	(9,731)
Amortization and depreciation expense	9,460	1,767	—		—	11,227
Other expenses	18,123	17,817	16,515		(8,778)	43,677

Total expenses	37,584	58,553	16,515		(8,778)	103,874

Underwriting income (loss)	3,991	(2,304)
Investment income, including net realized gains	5,450	18,351	4,372		(3,824)	24,349
Other income	21	58	5,674		(4,954)	799

Income (loss) from continuing operations before income taxes	$9,462	$16,105	$(6,469)		$—	$19,098

Total revenues	$47,046	$74,658	$10,046		$(8,778)	$122,972

Goodwill	$1,350	$778	$260		$—	$2,388

Total assets	$116,473	$129,968	$110,465	$196,154	$(94,806)	$458,254

	American	Bankers	Corporate	Discontinued	Adjustments
	Southern	Fidelity	& Other	Operations	& Eliminations	Consolidated

December 31, 2006
Insurance premiums	$50,660	$58,920	$—		$—	$109,580

Insurance benefits and losses incurred	23,440	42,020	—		—	65,460
Expenses deferred	(11,087)	(677)	—		—	(11,764)
Amortization and depreciation expense	12,523	2,045	—		—	14,568
Other expenses	21,092	17,301	17,710		(8,633)	47,470

Total expenses	45,968	60,689	17,710		(8,633)	115,734

Underwriting income (loss)	4,692	(1,769)
Investment income, including net realized gains	5,914	8,450	4,341		(3,695)	15,010
Other income	19	73	5,614		(4,938)	768

Income (loss) from continuing operations before income taxes	$10,625	$6,754	$(7,755)		$—	$9,624

Total revenues	$56,593	$67,443	$9,955		$(8,633)	$125,358

Goodwill	$1,350	$778	$880		$—	$3,008

Total assets	$122,292	$128,246	$113,837	$194,248	$(99,471)	$459,152

	American	Bankers	Corporate	Discontinued	Adjustments
	Southern	Fidelity	& Other	Operations	& Eliminations	Consolidated

December 31, 2005
Insurance premiums	$51,447	$65,904	$—		$—	$117,351

Insurance benefits and losses incurred	24,827	46,374	—		—	71,201
Expenses deferred	(12,582)	(709)	—		—	(13,291)
Amortization and depreciation expense	12,715	2,401	—		—	15,116
Other expenses	23,200	17,981	16,326		(7,938)	49,569

Total expenses	48,160	66,047	16,326		(7,938)	122,595

Underwriting income (loss)	3,287	(143)
Investment income, including net realized gains	4,818	5,816	3,072		(2,983)	10,723
Automotive sector investments impairment charge	(3,733)	(3,465)	—		—	(7,198)
Other income	393	—	5,667		(4,955)	1,105

Income (loss) from continuing operations before income taxes	$4,765	$2,208	$(7,587)		$—	$(614)

Total revenues	$52,925	$68,255	$8,739		$(7,938)	$121,981

Goodwill	$1,350	$778	$880		$—	$3,008

Total assets	$123,919	$128,225	$99,663	$201,745	$(92,186)	$461,366

Note 16.	Disclosures About Fair Value of Financial Instruments

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

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$36,909	$36,909	$17,606	$17,606
Fixed maturities	167,927	167,927	164,382	164,382
Common and non-redeemable preferred stocks	5,335	5,335	22,476	22,476
Mortgage loans	—	—	1,379	1,564
Policy and student loans	1,958	1,958	1,949	1,949
Other invested assets	1,563	1,563	1,735	1,735
Real estate	38	38	38	38
Investments in unconsolidated trusts	1,238	1,238	1,238	1,238
Liabilities:
Debt payable to bank	12,750	12,750	12,750	12,750
Junior Subordinated Debentures	41,238	41,238	41,238	41,238

The fair value estimates as of December 31, 2007 and 2006 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

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

The Company’s comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments from the ownership of a derivative financial instrument and minimum additional pension liability, net of applicable income taxes. Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 were as follows:

	December 31,
	2007	2006	2005

Net realized gains (losses) on investment securities included in income (loss) from continuing operations	$12,627	$3,084	$(7,303)
Net realized gains (losses) on investment securities included in income (loss) from discontinued operations	3,225	3,607	(3,153)

Total net realized gains (losses) on investment securities included in net income (loss)	$15,852	$6,691	$(10,456)

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investment securities arising during year	$(3,697)	$6,031	$(17,005)
Reclassification adjustment for net realized (gains) losses on investment securities	(15,852)	(6,691)	10,456

Net pre-tax unrealized gains (losses) on investment securities recognized in other comprehensive income (loss)	(19,549)	(660)	(6,549)
Fair value adjustment to derivative financial instrument	(575)	(165)	—
Minimum pension liability adjustment	312	(928)	(160)
Deferred income tax attributable to other comprehensive income (loss)	6,934	614	2,348

	$(12,878)	$(1,139)	$(4,361)

Note 18.	Quarterly Financial Information (Unaudited)

The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2007:

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Revenue	$28,287	$27,753	$28,516	$38,416(1)	$32,936	$30,789	$30,449	$31,184

Income from continuing operations before income taxes	$891	$1,305	$2,432	$14,470	$2,652	$1,703	$2,333	$2,936
Income tax expense	475	686	656	5,696	956	787	471	244

Income from continuing operations	416	619	1,776	8,774	1,696	916	1,862	2,692
Income (loss) from discontinued operations, net of tax	435	(185)	30	(4,613)	1,798	(1,175)	875	272

Net income (loss)	$851	$434	$1,806	$4,161	$3,494	$(259)	$2,737	$2,964

Per common share data:
Income from continuing operations	$—	$0.01	$0.06	$0.38	$0.07	$0.03	$0.07	$0.11
Discontinued operations	0.02	(0.01)	—	(0.21)	0.08	(0.06)	0.04	0.01

Basic income (loss) per share	$0.02	$—	$0.06	$0.17	$0.15	$(0.03)	$0.11	$0.12

Income from continuing operations	$—	$0.01	$0.06	$0.32	$0.07	$0.03	$0.07	$0.10
Discontinued operations	0.02	(0.01)	—	(0.17)	0.07	(0.06)	0.03	0.01

Diluted income (loss) per share	$0.02	$—	$0.06	$0.15	$0.14	$(0.03)	$0.10	$0.11

(1)	Includes a $12.9 million realized gain from the disposition of the Company’s investment in equity securities of Wachovia Corporation in the fourth quarter of 2007.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. An internal control system over financial reporting has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management recognizes that there are inherent limitations in the effectiveness of any internal control system. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2007.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this Annual Report.

Item 9b.	Other Information

None.

PART III

With the exception of information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement to be filed with the SEC within 120 days of the Company’s fiscal year end and delivered in connection with the Company’s Annual Meeting of Shareholders to be held on May 6, 2008.

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

(a) List of documents filed as part of this report:

1. Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2. Financial Statement Schedules:

Schedule II — Condensed financial information of Registrant

Schedule III — Supplementary insurance information for the three years ended December 31, 2007

Schedule IV — Reinsurance for the three years ended December 31, 2007

Schedule VI —	Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2007

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2002].
3	.1.1	—	Amendment to Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K dated October 4, 2006].
3.2		—	Bylaws of the registrant [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 1993].
3	.2.1	—	Amendment of Bylaws of the registrant, effective as of February 22, 2007 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated February 28, 2007].
10.01		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10.02		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.03		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10	.04**	—	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.05**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.06**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].

10	.07**	—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.08		—	Credit Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated December 22, 2006].
10.09		—	Stock Purchase Agreement, dated as of December 26, 2007 between Atlantic American Corporation and Columbia Mutual Insurance Company.
10.10		—	Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007.
14.1		—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1		—	Subsidiaries of the registrant.
23.1		—	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
31.1		—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman of the Board	March 31, 2008

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Edward E. Elson Edward E. Elson	Director	March 31, 2008

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 31, 2008

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 31, 2008

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 31, 2008

/s/ Scott G. Thompson Scott G. Thompson	Director	March 31, 2008

/s/ Mark C. West Mark C. West	Director	March 31, 2008

Signature	Title	Date

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 31, 2008

/s/ Dom H. Wyant Dom H. Wyant	Director	March 31, 2008

/s/ Harold K. Fischer Harold K. Fischer	Director	March 31, 2008

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and short-term investments	$9,220	$9,388
Investment in subsidiaries	94,654	99,294
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	3,268	967
Income taxes receivable from subsidiaries	4,888	1,386
Other assets	1,380	1,742
Net investment in discontinued operations	43,807	50,788

Total assets	$158,455	$164,803

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other payables	$16,673	$16,627
Debt payable to bank	12,750	12,750
Junior subordinated debentures	41,238	41,238

Total liabilities	70,661	70,615
Shareholders’ equity	87,794	94,188

Total liabilities and shareholders’ equity	$158,455	$164,803

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

REVENUE
Fees, rentals and interest income from subsidiaries	$4,954	$4,939	$4,948
Distributed earnings from subsidiaries	5,576	7,786	11,942
Other	656	745	188

Total revenue	11,186	13,470	17,078
GENERAL AND ADMINISTRATIVE EXPENSES	7,429	8,989	9,281
INTEREST EXPENSE	4,160	4,605	3,611

	(403)	(124)	4,186
INCOME TAX BENEFIT(1)	526	997	6,085

	123	873	10,271
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF CONTINUING OPERATIONS, NET	11,462	6,293	(9,139)
EQUITY IN EARNINGS (LOSSES) OF DISCONTINUED OPERATIONS, NET	(4,333)	1,770	(4,307)

NET INCOME (LOSS)	$7,252	$8,936	$(3,175)

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,252	$8,936	$(3,175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains	(533)	(439)	(72)
Depreciation and amortization	702	692	776
Compensation expense related to share awards	68	70	65
Equity in undistributed (earnings) losses of continuing operations	(11,462)	(6,293)	9,139
Equity in (earnings) losses of discontinued operations	4,333	(1,770)	4,307
(Increase) decrease in intercompany taxes	(3,502)	1,696	(663)
Deferred income tax expense (benefit)	3,711	981	(2,959)
(Decrease) increase in other liabilities	(1,607)	291	406
Other, net	249	163	217

Net cash (used in ) provided by operating activities	(789)	4,327	8,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	—	—	(50)
Additions to property and equipment	(411)	(173)	(153)

Net cash used in investing activities	(411)	(173)	(203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D Preferred Stock	—	7,000	—
Purchase of treasury shares	(23)	(70)	(132)
Proceeds from bank financing	36,000	15,750	—
Repayments of debt	(36,000)	(13,250)	(1,750)
Proceeds from exercise of stock options	19	16	34
Financing of discontinued operations	1,036	(6,560)	(4,200)

Net cash provided by (used in) financing activities	1,032	2,886	(6,048)

Net (decrease) increase in cash	(168)	7,040	1,790
Cash at beginning of year	9,388	2,348	558

Cash at end of year	$9,220	$9,388	$2,348

Supplemental disclosure:
Cash paid for interest	$4,195	$4,711	$3,470

Cash (received) paid for income taxes	$450	$(76)	$300

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable
	(In thousands)

December 31, 2007:
Bankers Fidelity	$15,644	$63,258		$3,332	$1,878
American Southern	3,186	43,994		15,616	—

	$18,830	$107,252	(1)	$18,948	$1,878

December 31, 2006:
Bankers Fidelity	$16,024	$61,655		$3,494	$1,816
American Southern	4,194	45,655		21,696	—

	$20,218	$107,310	(2)	$25,190	$1,816

December 31, 2005:
Bankers Fidelity	$16,957	$61,580		$4,011	$2,445
American Southern	5,194	43,593		26,185	—

	$22,151	$105,173	(3)	$30,196	$2,445

(1)	Includes future policy benefits of $55,548 and losses and claims of $51,704.

(2)	Includes future policy benefits of $52,019 and losses and claims of $55,291.

(3)	Includes future policy benefits of $51,356 and losses and claims of $53,817.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
	(In thousands)

December 31, 2007:
Bankers Fidelity	$56,249	$6,091	$40,302	$1,713	$16,538	$—
American Southern	41,575	5,497	18,399	9,406	9,779	35,972
Other	—	15	—	—	7,737	—

	$97,824	$11,603	$58,701	$11,119	$34,054	$35,972

December 31, 2006:
Bankers Fidelity	$58,920	$6,097	$42,020	$1,610	$17,059	$—
American Southern	50,660	5,516	23,440	12,087	10,441	46,274
Other	—	209	—	—	9,077	—

	$109,580	$11,822	$65,460	$13,697	$36,577	$46,274

December 31, 2005:
Bankers Fidelity	$65,904	$5,866	$46,374	$1,927	$17,746	$—
American Southern	51,447	4,821	24,827	12,240	11,093	52,983
Other	—	15	—	—	8,388	—

	$117,351	$10,702	$71,201	$14,167	$37,227	$52,983

III-2

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net
	(In thousands)

Year ended December 31, 2007:
Life insurance in force	$272,308	$(36,543)	$—	$235,765

Premiums —
Bankers Fidelity	$56,340	$(350)	$259	$56,249	0.5%
American Southern	38,381	(6,856)	10,050	41,575	24.2%

Total premiums	$94,721	$(7,206)	$10,309	$97,824	10.5%

Year ended December 31, 2006:
Life insurance in force	$269,306	$(37,238)	$—	$232,068

Premiums —
Bankers Fidelity	$58,692	$(73)	$301	$58,920	0.5%
American Southern	50,599	(9,369)	9,430	50,660	18.6%

Total premiums	$109,291	$(9,442)	$9,731	$109,580	8.9%

Year ended December 31, 2005:
Life insurance in force	$276,996	$(33,025)	$—	$243,971

Premiums —
Bankers Fidelity	$65,734	$(191)	$361	$65,904	0.5%
American Southern	51,935	(9,028)	8,540	51,447	16.6%

Total premiums	$117,669	$(9,219)	$8,901	$117,351	7.6%

IV-1

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim			Paid
						Adjustment Expenses		Amortization	Claims
	Deferred				Net	Incurred Related To		of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

December 31, 2007	$3,186	$43,994	$15,616	$41,575	$5,497	$27,009	$(8,610)	$9,406	$20,723	$35,972

December 31, 2006	$4,194	$45,655	$21,696	$50,660	$5,516	$30,174	$(6,734)	$12,087	$20,815	$46,274

December 31, 2005	$5,194	$43,593	$26,185	$51,447	$4,821	$30,037	$(5,210)	$12,240	$23,513	$52,983

VI-1