Form 10-Q
period 2008-03-31
ATLANTIC AMERICAN CORP
filed 2008-05-15
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 7, 2008, was 21,891,070.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited
	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents, including short-term investments of $14 and $23,432	$69,401	$36,909

Investments:
Fixed maturities (cost: $164,243 and $168,656)	162,860	167,927
Common and non-redeemable preferred stocks (cost: $7,956 and $5,366)	7,467	5,335
Other invested assets (cost: $1,587 and $1,563)	1,581	1,563
Policy and student loans	1,944	1,958
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238

Total investments	175,128	178,059

Receivables:
Reinsurance	12,792	13,004
Other (net of allowance for doubtful accounts: $718 and $728)	6,884	6,912
Deferred income taxes, net	5,834	3,929
Deferred acquisition costs	18,591	18,830
Other assets	1,348	2,069
Goodwill	2,128	2,388
Assets of discontinued operations (Note 3)	—	196,154

Total assets	$292,106	$458,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policy funds:
Future policy benefits	$55,651	$55,548
Unearned premiums	17,390	18,948
Losses and claims	50,413	51,704
Other policy liabilities	1,636	1,878

Total policy liabilities	125,090	128,078
Accounts payable and accrued expenses	37,878	36,047
Bank debt payable	3,750	12,750
Junior subordinated debenture obligations	41,238	41,238
Liabilities of discontinued operations (Note 3)	—	152,347

Total liabilities	207,956	370,460

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued and outstanding: 21,856,908 and 21,816,999	21,857	21,817
Additional paid-in capital	56,452	56,414
Retained earnings	8,360	10,530
Accumulated other comprehensive loss	(2,723)	(1,171)

Total shareholders’ equity	84,150	87,794

Total liabilities and shareholders’ equity	$292,106	$458,254

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Insurance premiums	$23,032	$25,088
Investment income	2,690	2,896
Realized investment gains (losses), net	24	(3)
Other income	157	306

Total revenue	25,903	28,287

Benefits and expenses:
Insurance benefits and losses incurred	13,918	15,393
Commissions and underwriting expenses	8,309	8,741
Interest expense	927	1,030
Other	2,028	2,232

Total benefits and expenses	25,182	27,396

Income from continuing operations before income taxes	721	891
Income tax expense	297	475

Income from continuing operations	424	416
(Loss) income from discontinued operations, net of tax (Note 3)	(2,166)	435

Net (loss) income	(1,742)	851
Preferred stock dividends	(428)	(407)

Net (loss) income applicable to common stock	$(2,170)	$444

Basic income (loss) per common share:
Income from continuing operations	$—	$—
(Loss) income from discontinued operations	(.10)	.02

Net (loss) income applicable to common shareholders	$(.10)	$.02

Diluted income (loss) per common share:
Income from continuing operations	$—	$—
(Loss) income from discontinued operations	(.10)	.02

Net (loss) income applicable to common shareholders	$(.10)	$.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

			Additional		Accumulated Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Three Months Ended March 31, 2008
Balance, December 31, 2007	$204	$21,817	$56,414	$10,530	$(1,171)	$—	$87,794

Comprehensive loss:
Net loss				(1,742)			(1,742)
Decrease in unrealized investment gains					(1,722)		(1,722)
Fair value adjustment to derivative financial instrument					(665)		(665)
Deferred income tax attributable to other comprehensive loss					835		835

Total comprehensive loss							(3,294)

Dividends accrued on preferred stock				(428)			(428)
Amortization of unearned compensation			17				17
Issuance of shares for employee benefit plans and stock options		40	21				61

Balance, March 31, 2008	$204	$21,857	$56,452	$8,360	$(2,723)	$—	$84,150

Three Months Ended March 31, 2007

Balance, December 31, 2006	$204	$21,484	$55,832	$4,969	$11,707	$(8)	$94,188

Comprehensive income:
Net income				851			851
Increase in unrealized investment gains					1,375		1,375
Fair value adjustment to derivative financial instrument					(66)		(66)
Deferred income tax attributable to other comprehensive income					(458)		(458)

Total comprehensive income							1,702

Dividends accrued on preferred stock				(407)			(407)
Common stock issued in lieu of preferred stock dividend payments		43	84				127
Deferred share compensation expense			1				1
Amortization of unearned compensation			16				16
Purchase of shares for treasury						(4)	(4)
Issuance of shares for employee benefit plans and stock options		15	41			12	68

Balance, March 31, 2007	$204	$21,542	$55,974	$5,413	$12,558	$—	$95,691

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,742)	$851
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,738	3,233
Acquisition costs deferred	(2,499)	(2,202)
Realized investment (gains) losses	(24)	3
Decrease in insurance reserves	(2,988)	(583)
Loss (income) from discontinued operations, net	2,166	(435)
Compensation expense related to share awards	17	17
Depreciation and amortization (accretion)	106	(25)
Deferred income tax (benefit) expense	(1,280)	393
Decrease (increase) in receivables, net	240	(249)
Decrease in other liabilities	(3,264)	(4,318)
Goodwill impairment	260	—
Other, net	(1,472)	261

Net cash used in continuing operations	(7,742)	(3,054)
Net cash used in discontinued operations	(3,424)	(3,818)

Net cash used in operating activities	(11,166)	(6,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	36,926	9,996
Investments purchased	(31,019)	(13,665)
Net proceeds from sale of insurance subsidiaries	43,392	—
Additions to property and equipment	(69)	(268)

Net cash provided by (used in) continuing operations	49,230	(3,937)
Net cash used in discontinued operations (net of $35,501 of cash transferred)	(11,996)	(2,490)

Net cash provided by (used in) investing activities	37,234	(6,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	—	9,000
Repayments of debt	(9,000)	(9,000)
Purchase of shares for treasury	—	(4)
Financing of discontinued operations	4	360

Net cash (used in) provided by continuing operations	(8,996)	356
Net cash used in discontinued operations	(4)	(360)

Net cash used in financing activities	(9,000)	(4)

Net increase (decrease) in cash and cash equivalents	17,068	(13,303)
Cash and cash equivalents at beginning of period
Continuing operations	36,909	17,606
Discontinued operations	15,424	9,688

Total	52,333	27,294

Cash and cash equivalents at end of period
Continuing operations	69,401	10,971
Discontinued operations	—	3,020

Total	$69,401	$13,991

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$999	$1,039

Cash paid for income taxes	$2,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited; Dollars in thousands, except per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     In December 2007, the Company entered into an agreement for the sale of its “regional” property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the assets, liabilities and results of operations of the regional property and casualty operations have been reflected by the Company as discontinued operations. This transaction was completed on March 31, 2008.
Note 2. Impact of Recently Issued Accounting Standards
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The statement further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial position or results of operations; although if future acquisitions are made, the prospective accounting will differ from that of the past.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any eligible items. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. Accordingly, at March 31, 2008, the Company believes that fixed maturity and equity securities which have been valued using Level 1 criteria totaled $169,636; while Level 2 criteria were used in valuing $691 of securities and Level 3 criteria were used in valuing the Company’s other invested assets which totaled $1,581. Adoption of this statement did not have a material impact on the Company’s financial position or results of operations.
Note 3. Discontinued Operations
     On March 31, 2008, the Company completed the sale of its regional property and casualty operations comprised of Association Casualty and Georgia Casualty to Columbia for approximately $42 million in cash. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Association Casualty and Georgia Casualty as discontinued operations.
     The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Insurance premiums	$8,789	$10,012
Investment income	1,400	1,574
Realized investment gains, net	8	20
Other income	11	5

Total revenue	10,208	11,611

Benefits and expenses:
Insurance benefits and losses incurred	8,657	7,002
Commissions and underwriting expenses	3,800	4,179

Total benefits and expenses	12,457	11,181

(Loss) income from discontinued operations before taxes	(2,249)	430

Income tax benefit	(815)	(5)

(Loss) income from discontinued operations, net of tax	(1,434)	435

Loss from sale of discontinued operations, net of tax of $415	(732)	—

Net (loss) income from discontinued operations	$(2,166)	$435

     The following table provides certain condensed information about the assets and liabilities of the discontinued operations of Georgia Casualty and Association Casualty and as aggregated in the consolidated balance sheet:

December 31,
2007
Assets of discontinued operations:
Cash and cash equivalents, including short-term investments of $10,585	$15,424

Investments:
Fixed maturities (cost: $91,216)	91,088
Common and non-redeemable preferred stocks (cost: $2,406)	3,139
Other invested assets (cost: $47)	47

Total investments	94,274

Receivables:
Reinsurance	54,391
Other	17,570
Deferred acquisition costs	3,486
Other assets	11,009

Total assets	$196,154

Liabilities of discontinued operations:
Unearned premiums	$22,065
Losses and claims	122,418
Accounts payable and accrued expenses	7,864

Total liabilities	$152,347

Note 4. Segment Information
     The Company has two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month periods ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Revenues
American Southern	$10,556	$12,335
Bankers Fidelity	15,199	15,659
Corporate and Other	2,011	2,450
Adjustments and Eliminations	(1,863)	(2,157)

Total Revenue	$25,903	$28,287

	Three Months Ended
	March 31,
	2008	2007
Income from continuing operations before income taxes
American Southern	$2,134	$2,390
Bankers Fidelity	416	295
Corporate and Other	(1,829)	(1,794)

Consolidated Results	$721	$891

Note 5. Credit Arrangements
     Bank Debt
     At March 31, 2008, the Company’s $3,750 of bank debt consisted of a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and has been reduced to $14,000 at March 31, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of March 31, 2008, the effective interest rate was 7.10%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. On April 1, 2008, the Company repaid $3,750 in principal, reducing the outstanding bank debt balance under the Credit Agreement to zero.
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
     The financial structure of each of Atlantic American Statutory Trust I and II, as of March 31, 2008 was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2008	18,042	23,196
Balance December 31, 2007	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.
Note 6. Derivative Financial Instruments
     On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company will begin making payments to Wachovia under the zero cost rate collar on June 4, 2008.
     The estimated fair value and related carrying value of the Company’s rate collar at March 31, 2008 was a liability of approximately $1,406.
Note 7. Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended
	March 31,
	2008	2007
Net realized gains (losses) on investments included in income from continuing operations	$24	$(3)
Net realized gains on investments included in income (loss) from discontinued operations	8	20

Total net realized gains on investments included in net income (loss)	$32	$17

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investments arising during period	$(1,690)	$1,392
Reclassification adjustment	(32)	(17)

Net pre-tax unrealized gains (losses) on investments recognized in other comprehensive income (loss)	(1,722)	1,375
Fair value adjustment to derivative financial instrument	(665)	(66)
Deferred income tax attributable to other comprehensive income (loss)	835	(458)

Change in accumulated other comprehensive income (loss)	(1,552)	851
Accumulated other comprehensive income (loss) beginning of period	(1,171)	11,707

Accumulated other comprehensive income (loss) end of period	$(2,723)	$12,558

Note 8. Earnings Per Common Share
     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended
	March 31, 2008
		Shares	Per Share
	Income	(In thousands)	Amount
Basic Earnings Per Common Share:

Income from continuing operations	$424	21,812

Less preferred stock dividends	(428)

Loss from continuing operations applicable to common shareholders	(4)	21,812	$—

Diluted Earnings Per Common Share:

Effect of dilutive stock options		316

Loss from continuing operations applicable to common shareholders	$(4)	22,128	$—

	Three Months Ended
	March 31, 2007
		Shares	Per Share
	Income	(In thousands)	Amount
Basic Earnings Per Common Share:

Income from continuing operations	$416	21,497

Less preferred stock dividends	(407)

Income from continuing operations applicable to common shareholders	9	21,497	$—

Diluted Earnings Per Common Share:

Effect of dilutive stock options		408

Income from continuing operations applicable to common shareholders	$9	21,905	$—

     The assumed conversion of the Company’s Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month periods ended March 31, 2008 and 2007, respectively, since their impact was antidilutive.

Note 9. Income Taxes
     A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense from continuing operations is as follows:

	Three Months Ended
	March 31,
	2008	2007
Federal income tax provision at statutory rate of 35%	$253	$312
Tax exempt interest and dividends received deductions	(54)	(79)
Non-deductible goodwill	91	—
Loss carryforward from sale of subsidiaries	(3,519)	—
Other permanent differences	7	7
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	3,519	100
Intercompany fees (1)	—	126
State income taxes	—	9

Income tax expense	$297	$475

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.
     A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations is as follows:

	Three Months Ended
	March 31,
	2008	2007
Federal income tax provision at statutory rate of 35%	$(1,189)	$150
Tax exempt interest and dividends received deductions	(41)	(33)
Other permanent differences	—	4
Intercompany fees (1)	—	(126)

Income tax benefit	$(1,230)	$(5)

(1) Intercompany fees from discontinued operations eliminated in consolidated tax return.
The components of the income tax expense from continuing operations were:

	Three Months Ended
	March 31,
	2008	2007
Current — Federal	$1,577	$73
Current — State	—	9
Deferred — Federal	(1,280)	393

Total	$297	$475

The components of the income tax benefit from discontinued operations were:

	Three Months Ended
	March 31,
	2008	2007
Current — Federal	$(1,577)	$(62)
Deferred — Federal	347	57

Total	$(1,230)	$(5)

     The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 resulted from the dividends-received deduction (“DRD”) and a non-deductible goodwill impairment charge. On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, during the three month period ended March 31, 2008, the Company increased its valuation allowance by $3.5 million to reduce this deferred tax benefit to zero. The Company will prospectively periodically assess the realization of this deferred tax benefit.
     The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2007 resulted from the DRD and the change in the asset valuation allowance.
     The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carryforwards.
Note 10. Employee Retirement Plans
     The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company:

	Three Months Ended
	March 31,
	2008	2007
Service cost	$46	$51
Interest cost	84	83
Expected return on plan assets	(54)	(54)
Net amortization	20	28

Net periodic benefit cost	$96	$108

     The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Three Months Ended
	March 31,
	2008	2007
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%
     The Company expects to contribute $299 for all defined benefit pension plans in 2008. During the three month period ended March 31, 2008, the Company did not make any payments to the pension plans.
Note 11. Commitments and Contingencies
     From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12. Related Party Transactions
     The Company has, from time to time, purchased common and preferred shares in Gray Television, Inc. (“Gray Television”) and Triple Crown Media, Inc. (“Triple Crown”) in the ordinary course of investing. Mr. Robinson, the Company’s chairman of the board of directors, is a director of Gray Television. Mr. Howell, the Company’s president and chief executive officer, is a director of Gray Television and a director of Triple Crown. On March 11, 2008, the Parent purchased 166,354 shares of Gray Television Class A common stock, 56,000 shares of Gray Television common stock, 11,177 shares of Triple Crown common stock, and 1,180 shares of Triple Crown Series D preferred stock in varying amounts, which were based on estimated market values, from Association Casualty and Georgia Casualty for an aggregate purchase price of $1,994.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month period ended March 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     In December 2007, the Company entered into an agreement for the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. This transaction was completed on March 31, 2008. In accordance with generally accepted accounting principles, the consolidated financial statements included in this quarterly report reflect the assets, liabilities and operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.
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
     Unpaid loss and loss adjustment expenses comprised 24% of the Company’s total liabilities at March 31, 2008. This obligation includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2008, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2008 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2008. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2008 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.
     Future policy benefits comprised 27% of the Company’s total liabilities at March 31, 2008. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

     Deferred acquisition costs comprised 6% of the Company’s total assets at March 31, 2008. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.
     Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at March 31, 2008. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.
     Cash and investments comprised 84% of the Company’s total assets at March 31, 2008. Substantially all investments are in bonds and common and preferred stocks, which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.
     Deferred income taxes comprised approximately 2% of the Company’s total assets at March 31, 2008. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.
OVERALL CORPORATE RESULTS
     On a consolidated basis, the Company had a net loss of $1.7 million, or $0.10 per diluted share, for the three month period ended March 31, 2008, compared to net income of $0.9 million, or $0.02 per diluted share, for the three month period ended March 31, 2007. Income from continuing operations was $0.4 million in both the three month periods ended March 31, 2008 and 2007; while the loss related to discontinued operations was $2.2 in the three month period ended March 31, 2008 as compared to income from discontinued operations of $0.4 million in the three month period ended March 31, 2007. Premium revenue for the three month period ended March 31, 2008 decreased $2.1 million, or 8.2%, to $23.0 million from the comparable period in 2007. The decrease in premiums in the three month period ended March 31, 2008 was primarily attributable to continued softening in the property and casualty markets combined with significant product competition in the Company’s life and health operations, specifically in the Medicare supplement line of business. Income before tax from continuing operations for the three month period ended March 31, 2008, decreased $0.2 million, or 19.1%, to $0.7 million from the three month period ended March 31, 2007, primarily due to a $0.3 million goodwill impairment charge taken in the first quarter of 2008.
     The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operations consist of the operations of Bankers Fidelity.
     A more detailed analysis of the individual operating entities and other corporate activities is provided below.

American Southern
     The following is a summary of American Southern’s premiums for the three month period ended March 31, 2008 and the comparable period in 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Gross written premiums	$8,788	$8,335
Ceded premiums	(1,467)	(1,765)

Net written premiums	$7,321	$6,570

Net earned premiums	$9,266	$10,962

     Gross written premiums at American Southern increased $0.5 million, or 5.4%, during the three month period ended March 31, 2008 over the comparable period in 2007. The increase in gross written premiums during the three month period ended March 31, 2008 was primarily due to a significant increase in commercial automobile business generated by a newly appointed agency. Also contributing to the increase in gross written premiums during the three month period ended March 31, 2008 were increased business writings in the surety line of business. Partially offsetting this increase in gross written premiums were decreases in both the general liability and property lines of business.
     Ceded premiums decreased $0.3 million, or 16.9%, during the three month period ended March 31, 2008 from the comparable period in 2007. The decrease in ceded premiums was primarily due to the significant decline in earned premiums. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease.
     The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2008 and the comparable period in 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Commercial automobile	$4,261	$4,999
Private passenger auto	—	42
General liability	2,210	2,652
Property	595	728
Surety	2,200	2,541

Total	$9,266	$10,962

     Net earned premiums decreased $1.7 million, or 15.5%, during the three month period ended March 31, 2008 from the comparable period in 2007, primarily due to the decline in policy writings in 2007. During 2007, American Southern experienced a significant decrease in gross written premiums which was primarily attributable to the loss of a program marketed through a general agent. Prior to 2007, this program produced approximately $10 million in annualized gross written premiums, substantially all of which were earned up through and including in 2007. Insurance premiums are earned ratably over the policy term, and therefore premiums earned in 2008 are related to premiums written during both 2007 and 2008.

     The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2008 and for the comparable period in 2007:

	Three Months Ended
	March 31,
	2008	2007

Loss ratio	38.1%	45.8%
Expense ratio	52.8%	44.9%

Combined ratio	90.9%	90.7%

     The loss ratio for the three month period ended March 31, 2008 decreased to 38.1% from 45.8% in the comparable period of 2007. The decrease in the loss ratio for the three month period ended March 31, 2008 was primarily attributable to lower claims in the commercial automobile line of business, favorable loss experience in the property lines of business and decreased surety losses that resulted from the non-renewal of certain unprofitable accounts. The expense ratio for the three month period ended March 31, 2008 increased to 52.8% from 44.9% in the comparable period of 2007. The increase in the expense ratio in the three month period ended March 31, 2008 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease.
Bankers Fidelity
     The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2008 and the comparable period in 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Medicare supplement	$10,371	$10,582
Other health	865	904
Life	2,530	2,640

Total	$13,766	$14,126

     Premium revenue at Bankers Fidelity decreased $0.4 million, or 2.5%, during the three month period ended March 31, 2008 from the comparable period in 2007. Premiums from the Medicare supplement and other health lines of business decreased $0.3 million, or 2.2%, during the three month period ended March 31, 2008, due to the non-renewal of certain policies that resulted from increased pricing and product competition. Premiums from the life insurance line of business decreased $0.1 million, or 4.2%, during the three month period ended March 31, 2008 from the comparable period in 2007, due to the continued decline in sales related activities.
     The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2008 and the comparable period in 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Benefits and losses	$10,385	$10,374
Commission and other expenses	4,398	4,990

Total expenses	$14,783	$15,364

     Benefits and losses increased slightly during the three month period ended March 31, 2008 over the comparable period in 2007. As a percentage of premiums, benefits and losses were 75.4% for the three month period ended March 31, 2008, compared to 73.4% for the three month period ended March 31, 2007. The increase in the loss ratio was primarily due to the continued aging of the existing block of life insurance business, as well as a declining revenue base.
     Commissions and other expenses decreased $0.6 million, or 11.9%, during the three month period ended March 31, 2008 from the comparable period in 2007. The decrease in commissions and other expenses was primarily due to reductions in compensation for officers, which was effective October 1, 2007, as well as a decrease in agency related expenses. As a percentage of premiums, these expenses were 31.9% for the three month period ended March 31, 2008, compared to 35.3% for the three month period ended March 31, 2007.
INVESTMENT INCOME AND REALIZED GAINS
     Investment income decreased $0.2 million, or 7.1%, during the three month period ended March 31, 2008 from the comparable period in 2007. The decrease in investment income for the three month period ended March 31, 2008 was primarily due to a large number of called securities, the proceeds of which were reinvested at lower current market rates.
     The Company had net realized investment gains of $24,000 during the three month period ended March 31, 2008, compared to net realized investment losses of $3,000 in the three month period ended March 31, 2007. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).
INTEREST EXPENSE
     Interest expense decreased $0.1 million, or 10.0%, during the three month period ended March 31, 2008 from the comparable period in 2007. The decrease in interest expense was due to a decrease in the London Interbank Offered Rate (“LIBOR”), which occurred in the latter half of 2007 and into 2008. The interest rates on the Company’s trust preferred obligations and the outstanding bank debt are based on LIBOR.
OTHER EXPENSES
     Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.6 million, or 5.8%, during the three month period ended March 31, 2008 from the comparable period in 2007. The decrease in other expenses for the three month period ended March 31, 2008 was primarily attributable to reductions in compensation for officers, which was effective October 1, 2007, the elimination of certain corporate positions and other cost reduction initiatives which were implemented in the fourth quarter of 2007. Partially offsetting this decrease in other expenses was a $0.3 million goodwill impairment charge taken in the three month period ended March 31, 2008. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 44.9% in the three month period ended March 31, 2008 from 43.7% in the three month period ended March 31, 2007. The increase in the expense ratio for the three month period ended March 31, 2008 was primarily due to the goodwill impairment charge previously discussed as well as fixed expenses decreasing at a lesser rate than premium revenues.
INCOME TAXES
     The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 resulted from the dividends-received deduction (“DRD”) and a non-deductible goodwill impairment charge. The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2007 resulted from the DRD and an increase in the asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2007 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES
     The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of invested assets. The Company believes that, within each business unit, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed. Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent are primarily for the payment of operating expenses, the acquisition of capital assets and debt service requirements.
     The Parent’s insurance subsidiaries reported statutory net income of $2.5 million for the three month period ended March 31, 2008 compared to statutory net income of $3.2 million for the three month period ended March 31, 2007. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $2.0 million for the three month period ended March 31, 2008, compared to $1.9 million for the three month period ended March 31, 2007. The reasons for the increase in GAAP net income in the three month period ended March 31, 2008 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.
     At March 31, 2008, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At March 31, 2008, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $14.8 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2008, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.1 million.
     At March 31, 2008, the Company’s $45.0 million of borrowings consisted of $3.8 million of bank debt pursuant to the Company’s credit agreement (the “Credit Agreement”) with Wachovia, National Association (“Wachovia”) and an aggregate of $41.2 million of outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The Credit Agreement provides for a reducing revolving credit facility pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and has been reduced to $14.0 million at March 31, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. As of March 31, 2008, the combined effective interest rate was 7.10%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding under the Credit Agreement due and payable in full. On April 1, 2008, the Company repaid $3.8 million in principal, reducing the outstanding bank debt balance under the Credit Agreement to zero.

     The Company has two subsidiary statutory trusts which exist for the exclusive purposes of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2008, the effective interest rate was 7.12%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.
     On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company will begin making payments to Wachovia under the zero cost rate collar on June 4, 2008.
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
     The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $9.1 million at March 31, 2008.
     Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2008, American Southern had $38.1 million of statutory surplus and Bankers Fidelity had $33.7 million of statutory surplus.
     Net cash used in operating activities was $7.7 million in the three month period ended March 31, 2008, compared to $3.1 million in the three month period ended March 31, 2007; and cash and short-term investments increased from $36.9 million at December 31, 2007 to $69.4 million at March 31, 2008. The increase in cash and short-term investments during the three month period ended March 31, 2008 was primarily due to the cash received from the sale of the Company’s regional property and casualty operations, Association Casualty and Georgia Casualty, to Columbia Mutual Insurance Company discussed previously. Partially offsetting the increase in cash and short-term investments during the three month period ended March 31, 2008 was a federal income tax payment of $2.0 million and a $1.5 million tax sharing payment to the Company’s regional property and casualty operations in connection with such sale.
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

CONTRACTUAL OBLIGATIONS
The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 year	years	years	5 years

	(In thousands)
Bank debt payable	$3,750	$—	$3,750	$—	$—
Junior Subordinated Debentures	41,238	—	—	—	41,238
Interest payable(1)	71,028	2,847	5,694	5,694	56,793
Operating leases	3,741	1,078	1,574	1,089	—
Purchase commitments(2)	13,950	13,950	—	—	—
Losses and claims(3)	50,413	29,744	16,132	3,529	1,008
Future policy benefits(4)	55,651	8,348	15,582	15,026	16,695
Unearned premiums(5)	12,347	5,556	2,593	1,111	3,087
Other policy liabilities	1,636	1,636	—	—	—

Total	$253,754	$63,159	$45,325	$26,449	$118,821

(1)	Interest payable is based on interest rates as of March 31, 2008 and assumes that all debt remains outstanding until its stated contractual maturity. The interest on outstanding bank debt and trust preferred obligations is at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of March 31, 2008. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported (“IBNR”). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company performs cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts that may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. There have been no material changes to the Company’s market risks since December 31, 2007, as identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
Item 4T. Controls and Procedures
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
FORWARD-LOOKING STATEMENTS
     This report contains and references certain information that constitutes forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Those statements, to the extent they are not historical facts, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 2, 1995, the Board of Directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company’s common stock (the “Repurchase Plan”). As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases can be made from time to time in accordance with applicable securities laws and other requirements. As of March 31, 2008, a maximum of 554,194 shares of common stock may yet be purchased under this plan.
     No purchases of common stock of the Company were made by or on behalf of the Company during the three months ended March 31, 2008.
Item 6. Exhibits

10.1	-	First Amendment, dated effective as of March 28, 2008, to Credit Agreement and Pledge Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association.

10.2	-	First Amendment, dated effective as of March 31, 2008, to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007.

10.3	-	Non Competition Agreement, dated effective as of March 31, 2008, between Atlantic American Corporation and Columbia Mutual Insurance Company.

31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION (Registrant)
Date: May 15, 2008	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Title

10.1	First Amendment, dated effective as of March 28, 2008, to Credit Agreement and Pledge Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association.

10.2	First Amendment, dated effective as of March 31, 2008, to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007.

10.3	Non Competition Agreement, dated effective as of March 31, 2008, between Atlantic American Corporation and Columbia Mutual Insurance Company.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.