Form 10-Q
period 2008-06-30
ATLANTIC AMERICAN CORP
filed 2008-08-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |_| (Do not check if a smaller reporting company) Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 6, 2008, was 21,906,726.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited June 30, 2008	December 31, 2007
Cash and cash equivalents, including short-term investments of $38,191 and $23,432	$ 50,228	$ 36,909
Investments:
Fixed maturities (cost: $175,430 and $168,656)	169,514	167,927
Common and non-redeemable preferred stocks (cost: $7,955 and $5,366)	5,728	5,335
Other invested assets (cost: $1,526 and $1,563)	1,514	1,563
Policy and student loans	1,969	1,958
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	180,001	178,059
Receivables:
Reinsurance	12,256	13,004
Other (net of allowance for doubtful accounts: $612 and $728)	8,265	6,912
Deferred income taxes, net	7,544	3,929
Deferred acquisition costs	18,680	18,830
Other assets	1,986	2,069
Goodwill	2,128	2,388
Assets of discontinued operations (Note 3)	-	196,154
Total assets	$ 281,088	$ 458,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 55,754	$ 55,548
Unearned premiums	20,701	18,948
Losses and claims	50,312	51,704
Other policy liabilities	1,566	1,878
Total policy liabilities	128,333	128,078
Accounts payable and accrued expenses	30,598	36,047
Bank debt payable	-	12,750
Junior subordinated debenture obligations	41,238	41,238
Liabilities of discontinued operations (Note 3)	-	152,347
Total liabilities	200,169	370,460

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 21,906,102 and 21,816,999; shares outstanding: 21,902,897 and 21,816,999	21,906	21,817
Additional paid-in capital	56,454	56,414
Retained earnings	8,716	10,530
Accumulated other comprehensive loss	(6,355)	(1,171)
Treasury stock, at cost: 3,205 shares in 2008	(6)	-
Total shareholders' equity	80,919	87,794
Total liabilities and shareholders' equity	$ 281,088	$ 458,254

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Insurance premiums	$ 22,367	$ 24,673	$ 45,399	$ 49,761
Investment income	2,978	2,964	5,668	5,860
Realized investment gains (losses), net	2	-	26	(3)
Other income	222	116	379	422
Total revenue	25,569	27,753	51,472	56,040
Benefits and expenses:
Insurance benefits and losses incurred	13,677	15,782	27,595	31,175
Commissions and underwriting expenses	7,414	7,808	15,723	16,549
Interest expense	795	1,036	1,722	2,066
Other	2,613	1,823	4,641	4,055
Total benefits and expenses	24,499	26,449	49,681	53,845
Income from continuing operations before income taxes	1,070	1,304	1,791	2,195
Income tax expense	285	685	582	1,160
Income from continuing operations	785	619	1,209	1,035
(Loss) income from discontinued operations, net of tax (Note 3)	-	(185)	(2,166)	250
Net income (loss)	785	434	(957)	1,285
Preferred stock dividends	(429)	(428)	(857)	(835)
Net income (loss) applicable to common stock	$ 356	$ 6	$ (1,814)	$ 450
Basic income (loss) per common share:
Income from continuing operations	$ .02	$ .01	$ .02	$ .01
(Loss) income from discontinued operations	-	(.01)	(.10)	.01
Net income (loss) applicable to common shareholders	$ .02	$ -	$ (.08)	$ .02
Diluted income (loss) per common share:
Income from continuing operations	$ .02	$ .01	$ .02	$ .01
(Loss) income from discontinued operations	-	(.01)	(.10)	.01
Net income (loss) applicable to common shareholders	$ .02	$ -	$ (.08)	$ .02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Six Months Ended June 30, 2008	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2007	$ 204	$ 21,817	$ 56,414	$ 10,530	$ (1,171)	$ -	$ 87,794
Comprehensive loss:
Net loss				(957)			(957)
Decrease in unrealized investment gains					(7,999)		(7,999)
Fair value adjustment to derivative financial instrument					24		24
Deferred income tax attributable to other comprehensive loss					2,791		2,791
Total comprehensive loss							(6,141)
Dividends accrued on preferred stock				(857)			(857)
Restricted stock grants		29	(29)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(6)	(6)
Issuance of shares for employee benefit plans and stock options		60	36				96
Balance, June 30, 2008	$ 204	$ 21,906	$ 56,454	$ 8,716	$ (6,355)	$ (6)	$ 80,919
Six Months Ended June 30, 2007
Balance, December 31, 2006	$ 204	$ 21,484	$ 55,832	$ 4,969	$ 11,707	$ (8)	$ 94,188
Comprehensive loss:
Net income				1,285			1,285
Decrease in unrealized investment gains					(3,477)		(3,477)
Fair value adjustment to derivative financial instrument					214		214
Deferred income tax attributable to other comprehensive loss					1,142		1,142
Total comprehensive loss							(836)
Dividends accrued on preferred stock				(835)			(835)
Common stock issued in lieu of preferred stock dividend payments		103	257				360
Deferred share compensation expense			2				2
Restricted stock grants		12	(12)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(13)	(13)
Issuance of shares for employee benefit plans and stock options		34	95			21	150
Balance, June 30, 2007	$ 204	$ 21,633	$ 56,207	$ 5,419	$ 9,586	$ -	$ 93,049

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (957)	$ 1,285
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred acquisition costs	5,137	6,040
Acquisition costs deferred	(4,987)	(4,548)
Realized investment (gains) losses	(26)	3
Increase (decrease) in insurance reserves	255	(3,891)
Loss (income) from discontinued operations, net	2,166	(250)
Compensation expense related to share awards	33	35
Depreciation and amortization (accretion)	141	(29)
Deferred income tax (benefit) expense	(1,036)	760
Goodwill impairment	260	-
(Increase) decrease in receivables, net	(605)	3,195
Decrease in other liabilities	(4,283)	(3,723)
Other, net	(2,090)	335
Net cash used in continuing operations	(5,992)	(788)
Net cash used in discontinued operations	(3,424)	(2,529)
Net cash used in operating activities	(9,416)	(3,317)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	60,973	39,589
Investments purchased	(72,168)	(37,422)
Net proceeds from sale of insurance subsidiaries	43,392	-
Additions to property and equipment	(134)	(336)
Net cash provided by continuing operations	32,063	1,831
Net cash used in discontinued operations (net of $35,501 of cash transferred)	(11,996)	(123)
Net cash provided by investing activities	20,067	1,708

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	-	18,000
Repayments of debt	(12,750)	(18,000)
Proceeds from the exercise of stock options	-	18
Purchase of shares for treasury	(6)	(13)
Financing of discontinued operations	4	612
Net cash (used in) provided by continuing operations	(12,752)	617
Net cash used in discontinued operations	(4)	(612)
Net cash (used in) provided by financing activities	(12,756)	5
Net decrease in cash and cash equivalents	(2,105)	(1,604)
Cash and cash equivalents at beginning of period:
Continuing operations	36,909	17,606
Discontinued operations	15,424	9,688
Total	52,333	27,294
Cash and cash equivalents at end of period:
Continuing operations	50,228	19,266
Discontinued operations	-	6,424
Total	$ 50,228	$ 25,690
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,797	$ 2,091
Cash paid for income taxes	$ 2,150	$ 310

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        In March 2008, the Company closed on the sale of its “regional” property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the assets, liabilities and results of operations of the regional property and casualty operations have been reflected by the Company as discontinued operations.

Note 2.  Impact of Recently Issued Accounting Standards

        In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s financial condition and results of operations.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly In Conformity with Generally Accepted Accounting Principles. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009, and does not expect the adoption to have a material effect on the Company’s financial condition and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial condition and results of operations; although if future acquisitions are made, the prospective accounting will differ from that of the past.

        In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption is permitted under certain conditions. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any eligible items. Adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. Accordingly, at June 30, 2008, the Company believes that fixed maturity and equity securities which have been valued using Level 1 criteria totaled $174,551; while Level 2 criteria were used in valuing $691 of securities and Level 3 criteria were used in valuing the Company’s other invested assets which totaled $1,514. Adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

Note 3.  Discontinued Operations

        On March 31, 2008, the Company closed on the sale of its regional property and casualty operations comprised of Association Casualty and Georgia Casualty to Columbia for approximately $43,000 in cash. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Association Casualty and Georgia Casualty as discontinued operations.

        The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month and six month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Insurance premiums	$ -	$ 9,208	$ 8,789	$ 19,220
Investment income	-	1,589	1,400	3,163
Realized investment gains, net	-	-	8	20
Other income	-	(15)	11	(10)
Total revenue	-	10,782	10,208	22,393
Benefits and expenses:
Insurance benefits and losses incurred	-	6,555	8,657	13,557
Commissions and underwriting expenses	-	4,691	3,800	8,870
Total benefits and expenses	-	11,246	12,457	22,427
Loss from discontinued operations before taxes	-	(464)	(2,249)	(34)
Income tax benefit	-	(279)	(815)	(284)
(Loss) income from discontinued operations, net of tax	-	(185)	(1,434)	250
Loss from sale of discontinued operations, net of tax of $415	-	-	(732)	-
Net (loss) income from discontinued operations	$ -	$ (185)	$ (2,166)	$ 250

        The following table provides certain condensed information about the assets and liabilities of the discontinued operations of Georgia Casualty and Association Casualty and as aggregated in the consolidated balance sheet:

December 31, 2007
Assets of discontinued operations:
Cash and cash equivalents, including short-term investments of $10,585	$ 15,424
Investments:
Fixed maturities (cost: $91,216)	91,088
Common and non-redeemable preferred stocks (cost: $2,406)	3,139
Other invested assets (cost: $47)	47
Total investments	94,274
Receivables:
Reinsurance	54,391
Other	17,570
Deferred acquisition costs	3,486
Other assets	11,009
Total assets	$ 196,154
Liabilities of discontinued operations:
Unearned premiums	$ 22,065
Losses and claims	122,418
Accounts payable and accrued expenses	7,864
Total liabilities	$ 152,347

Note 4.  Segment Information

        The Company has two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month and six month periods ended June 30, 2008 and 2007.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
American Southern	$ 10,086	$ 12,104	$ 20,642	$ 24,439
Bankers Fidelity	15,037	15,543	30,236	31,202
Corporate and Other	2,290	2,476	4,301	4,926
Adjustments and Eliminations	(1,844)	(2,370)	(3,707)	(4,527)
Total Revenue	$ 25,569	$ 27,753	$ 51,472	$ 56,040

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
American Southern	$ 1,714	$ 2,395	$ 3,848	$ 4,785
Bankers Fidelity	1,290	288	1,706	583
Corporate and Other	(1,934)	(1,379)	(3,763)	(3,173)
Consolidated Results	$ 1,070	$ 1,304	$ 1,791	$ 2,195

Note 5.   Credit Arrangements

        Bank Debt

        At June 30, 2008, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13,500 at June 30, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. On April 1, 2008, the Company repaid the outstanding balance of $3,750 to Wachovia and did not reborrow any amounts under this Credit Agreement during the three month period ended June 30, 2008.

        Junior Subordinated Debentures

        The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Parent; and (iii) engaging in only those activities necessary or incidental thereto.

        The financial structure of each of Atlantic American Statutory Trust I and II, as of June 30, 2008 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2008	18,042	23,196
Balance December 31, 2007	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 6.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008.

        The estimated fair value and related carrying value of the Company’s rate collar at June 30, 2008 was a liability of approximately $716.

Note 7.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2008	2007	2008	2007
Net realized gains (losses) on investments included in income from continuing operations	$ 2	$ -	$ 26	$ (3)
Net realized gains on investments included in income (loss) from discontinued operations	-	-	8	20
Total net realized gains on investments included in net income (loss)	$ 2	$ -	$ 34	$ 17
Other components of comprehensive income (loss):
Net pre-tax unrealized losses on investments arising during period	$ (6,275)	$ (4,852)	$ (7,965)	$ (3,460)
Reclassification adjustment	(2)	-	(34)	(17)
Net pre-tax unrealized losses on investments recognized in other comprehensive income (loss)	(6,277)	(4,852)	(7,999)	(3,477)
Fair value adjustment to derivative financial instrument	689	280	24	214
Deferred income tax attributable to other comprehensive income (loss)	1,956	1,600	2,791	1,142
Change in accumulated other comprehensive income (loss)	(3,632)	(2,972)	(5,184)	(2,121)
Accumulated other comprehensive income (loss) beginning of period	(2,723)	12,558	(1,171)	11,707
Accumulated other comprehensive income (loss) end of period	$ (6,355)	$ 9,586	$ (6,355)	$ 9,586

Note 8.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 785	21,860
Less preferred stock dividends	(429)
Income from continuing operations applicable to common shareholders	356	21,860	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		167
Income from continuing operations applicable to common shareholders	$ 356	22,027	$ .02

	Three Months Ended June 30, 2007
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 619	21,575
Less preferred stock dividends	(428)
Income from continuing operations applicable to common shareholders	191	21,575	$ .01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		453
Income from continuing operations applicable to common shareholders	$ 191	22,028	$ .01

	Six Months Ended June 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 1,209	21,836
Less preferred stock dividends	(857)
Income from continuing operations applicable to common shareholders	352	21,836	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		251
Income from continuing operations applicable to common shareholders	$ 352	22,087	$ .02

	Six Months Ended June 30, 2007
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 1,035	21,536
Less preferred stock dividends	(835)
Income from continuing operations applicable to common shareholders	200	21,536	$ .01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		430
Income from continuing operations applicable to common shareholders	$ 200	21,966	$ .01

        The assumed conversion of the Company’s Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2008 and 2007, respectively, since their impact was antidilutive.

Note 9.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal income tax provision at statutory rate of 35%	$ 374	$ 456	$ 627	$ 768
Tax exempt interest and dividends received deductions	(45)	(71)	(99)	(150)
Small life deduction	(55)	-	(55)	-
Non-deductible goodwill	-	-	91	-
Loss carryforward from sale of subsidiaries	-	-	(3,519)	-
Other permanent differences	11	9	18	16
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	202	3,519	302
Intercompany fees (1)	-	88	-	214
State income taxes	-	1	-	10
Income tax expense	$ 285	$ 685	$ 582	$ 1,160

(1) Intercompany fees from discontinued operations eliminated in consolidated tax return.

        A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Federal income tax provision at statutory rate of 35%	$ -	$ (162)	$ (1,189)	$ (12)
Tax exempt interest and dividends received deductions	-	(31)	(41)	(64)
Other permanent differences	-	2	-	6
Intercompany fees(1)	-	(88)	-	(214)
Income tax benefit	$ -	$ (279)	$ (1,230)	$ (284)

(1) Intercompany fees from discontinued operations eliminated in consolidated tax return.

The components of the income tax expense from continuing operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current - Federal	$ 41	$ 317	$ 1,618	$ 390
Current - State	-	1	-	10
Deferred - Federal	244	367	(1,036)	760
Total	$ 285	$ 685	$ 582	$ 1,160

The components of the income tax benefit from discontinued operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Current - Federal	$ -	$ (306)	$ (1,577)	$ (368)
Deferred - Federal	-	27	347	84
Total	$ -	$ (279)	$ (1,230)	$ (284)

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2008 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and a non-deductible goodwill impairment charge. On March 31, 2008, the Company closed on the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, during the three month period ended March 31, 2008, the Company increased its valuation allowance by $3.5 million to reduce this deferred tax benefit to zero. The Company will prospectively periodically assess the realization of this deferred tax benefit.

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2007 resulted from the DRD and the change in the asset valuation allowance.

         The current estimated DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carryforwards.

Note 10.  Employee Retirement Plans

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Service cost	$ 47	$ 51	$ 93	$ 102
Interest cost	85	82	169	165
Expected return on plan assets	(55)	(54)	(109)	(108)
Net amortization	20	28	40	56
Net periodic benefit cost	$ 97	$ 107	$ 193	$ 215

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Six Months Ended June 30,
	2008	2007
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      The Company expects to contribute $299 for all defined benefit pension plans in 2008. During the three month and six month periods ended June 30, 2008, the Company did not make any payments to the pension plans.

Note 11.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12.  Investments

        During the six month period ended June 30, 2008, the carrying value of the Company’s investments in fixed maturity securities of General Motors Acceptance Corporation (“GMAC”), General Motors Corporation (“GM”), and MBIA, Inc. (“MBIA”) decreased primarily as a result of changes in the credit risk of the issuers as well as the overall liquidity and credit uncertainties in the financial markets. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of June 30, 2008.

	June 30, 2008
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC bonds	$ 6,012	$ 8,282	$ (2,270)
GMAC and GM redeemable preferred stock	1,399	1,882	(483)
MBIA bonds	492	1,000	(508)
Total	$ 7,903	$ 11,164	$ (3,261)

        During the six month period ended June 30, 2008, net pre-tax unrealized losses recognized in other comprehensive loss increased $7,999 from net pre-tax unrealized losses valued as of December 31, 2007. Of the $7,999 decrease, $2,314 was due to the decreased value of the investments in GMAC and MBIA bonds and $551 was due to the decreased value of the investments in GMAC and GM redeemable preferred stock. As of June 30, 2008, management does not believe that there has been an other than temporary impairment in the value of these investments.

Note 13.  Related Party Transactions

        The Company has, from time to time, purchased common and preferred shares of Gray Television, Inc. (“Gray Television”) and Triple Crown Media, Inc. (“Triple Crown”) in the ordinary course of investing. Mr. Robinson, the Company’s chairman of the board of directors, is a director of Gray Television. Mr. Howell, the Company’s president and chief executive officer, is a director of Gray Television and a director of Triple Crown. On March 11, 2008, the Parent purchased 166,354 shares of Gray Television Class A common stock, 56,000 shares of Gray Television common stock, 11,177 shares of Triple Crown common stock, and 1,180 shares of Triple Crown Series D preferred stock in varying amounts, which were based on estimated market values, from Association Casualty and Georgia Casualty for an aggregate purchase price of $1,994.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and six month periods ended June 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

        Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) in the property and casualty insurance market and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) in the life and health insurance market. Each operating company is managed separately, offers different products and is evaluated on its individual performance.

        In March 2008, the Company closed on the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. In accordance with generally accepted accounting principles, the consolidated financial statements included in this quarterly report reflect the assets, liabilities and operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

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

         Unpaid loss and loss adjustment expenses comprised 25% of the Company’s total liabilities at June 30, 2008. This obligation includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2008, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2008 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2008. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2008 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 28% of the Company’s total liabilities at June 30, 2008. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at June 30, 2008. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at June 30, 2008. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 82% of the Company’s total assets at June 30, 2008. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised approximately 3% of the Company’s total assets at June 30, 2008. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.8 million, or $0.02 per diluted share, for the three month period ended June 30, 2008, compared to net income of $0.4 million, or $0.01 per diluted share, for the three month period ended June 30, 2007. Income from continuing operations was $0.8 million in the three month period ended June 30, 2008, compared to income from continuing operations of $0.6 million in the three month period ended June 30, 2007. The Company had a net loss of $1.0 million, or $0.08 per diluted share, for the six month period ended June 30, 2008, compared to net income of $1.3 million, or $0.02 per diluted share, for the six month period ended June 30, 2007. The net loss in the six month period ended June 30, 2008 was due to the loss from discontinued operations. The loss related to discontinued operations was $2.2 million in the six month period ended June 30, 2008 as compared to income from discontinued operations of $0.3 million in the six month period ended June 30, 2007. Premium revenue for the three month period ended June 30, 2008 decreased $2.3 million, or 9.3%, to $22.4 million. For the six month period ended June 30, 2008, premium revenue decreased $4.4 million, or 8.8%, to $45.4 million. The decrease in premiums in the three month and six month periods ended June 30, 2008 was primarily attributable to continued softening in the property and casualty markets combined with significant product competition in the Company’s life and health operations, specifically in the Medicare supplement line of business. Income before tax from continuing operations decreased $0.2 million, or 17.9%, during the three month period ended June 30, 2008, and $0.4 million, or 18.4%, during the six month period ended June 30, 2008, from the comparable periods in 2007, primarily due to fixed expenses decreasing at a slower rate than premium revenues. In addition, during the first quarter of 2008, the Company incurred a $0.3 million goodwill impairment charge which decreased income before tax from continuing operations in the six month period ended June 30, 2008.

        The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operations consist of the operations of Bankers Fidelity.

        A more detailed analysis of the individual operating entities and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Gross written premiums	$ 13,718	$ 12,656	$ 22,506	$ 20,991
Ceded premiums	(1,586)	(1,798)	(3,053)	(3,563)
Net written premiums	$ 12,132	$ 10,858	$ 19,453	$ 17,428
Net earned premiums	$ 8,790	$ 10,710	$ 18,056	$ 21,672

        Gross written premiums at American Southern increased $1.1 million, or 8.4%, during the three month period ended June 30, 2008, and $1.5 million, or 7.2%, during the six month period ended June 30, 2008, over the comparable periods in 2007. The increase in gross written premiums during the three month and six month periods ended June 30, 2008 was primarily due to a significant increase in commercial automobile business generated by a newly appointed agency. Also contributing to the increase in gross written premiums during the six month period ended June 30, 2008 were increased business writings in the surety line of business. Partially offsetting these increases in gross written premiums were decreases in both the general liability and property lines of business due to the weak construction economy, particularly in the state of Florida.

        Ceded premiums decreased $0.2 million, or 11.8%, during the three month period ended June 30, 2008, and $0.5 million, or 14.3%, during the six month period ended June 30, 2008, from the comparable periods in 2007. The decrease in ceded premiums during the three month and six month periods ended June 30, 2008 was primarily due to the significant decline in earned premiums. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease.

        The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commercial automobile	$ 4,108	$ 4,991	$ 8,369	$ 9,990
Private passenger auto	-	1	-	43
General liability	2,037	2,693	4,247	5,345
Property	608	655	1,203	1,383
Surety	2,037	2,370	4,237	4,911
Total	$ 8,790	$ 10,710	$ 18,056	$ 21,672

        Net earned premiums decreased $1.9 million, or 17.9%, during the three month period ended June 30, 2008, and $3.6 million, or 16.7%, during the six month period ended June 30, 2008, from the comparable periods in 2007, primarily due to the decline in policy writings in 2007. During 2007, American Southern experienced a significant decrease in gross written premiums, which was primarily attributable to the loss of a program marketed through a certain general agent. Prior to 2007, this program produced approximately $10 million in annualized gross written premiums, substantially all of which were earned through and including in 2007.

        The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2008 and for the comparable periods in 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Loss ratio	43.4%	49.2%	40.7%	47.5%
Expense ratio	51.9%	41.5%	52.3%	43.2%
Combined ratio	95.3%	90.7%	93.0%	90.7%

         The loss ratio for the three month period ended June 30, 2008 decreased to 43.4% from 49.2% in the three month period ended June 30, 2007 and to 40.7% in the six month period ended June 30, 2008 from 47.5% in the comparable period of 2007. The decrease in the loss ratio for the three month and six month periods ended June 30, 2008 was primarily attributable to lower claims in the commercial automobile line of business and favorable loss experience in the property lines of business.

         The expense ratio for the three month period ended June 30, 2008 increased to 51.9% from 41.5% in the three month period ended June 30, 2007 and to 52.3% in the six month period ended June 30, 2008 from 43.2% in the comparable period of 2007. The increase in the expense ratio in the three month and six month periods ended June 30, 2008 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease. Also contributing to the increase in the expense ratio was a relatively consistent level of fixed expenses coupled with a decrease in premium revenues.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Medicare supplement	$ 10,164	$ 10,273	$ 20,535	$ 20,855
Other health	854	978	1,719	1,882
Life	2,559	2,712	5,089	5,352
Total	$ 13,577	$ 13,963	$ 27,343	$ 28,089

        Premium revenue at Bankers Fidelity decreased $0.4 million, or 2.8%, during the three month period ended June 30, 2008, and $0.7 million, or 2.7%, during the six month period ended June 30, 2008, from the comparable periods in 2007. Premiums from the Medicare supplement and other health lines of business decreased $0.2 million, or 2.1%, during the three month period ended June 30, 2008 and $0.5 million, or 2.1%, during the six month period ended June 30, 2008, due to the non-renewal of certain policies that resulted from increased pricing and product competition. Premiums from the life insurance line of business decreased $0.2 million, or 5.6%, during the three month period ended June 30, 2008, and $0.3 million, or 4.9%, during the six month period ended June 30, 2008, from the comparable periods in 2007, due to the redemption and settlement of existing policies exceeding the level of new sales activity.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Benefits and losses	$ 9,863	$ 10,517	$ 20,248	$ 20,891
Commission and other expenses	3,884	4,737	8,282	9,727
Total expenses	$ 13,747	$ 15,254	$ 28,530	$ 30,618

        Benefits and losses decreased $0.7 million, or 6.2%, during the three month period ended June 30, 2008, and $0.6 million, or 3.1%, during the six month period ended June 30, 2008, from the comparable periods in 2007. As a percentage of premiums, benefits and losses were 72.6% for the three month period ended June 30, 2008 and 74.1% for the six month period ended June 30, 2008 compared to 75.3% for the three month period ended June 30, 2007 and 74.4% for the six month period ended June 30, 2007. The decrease in the loss ratio for the three month and six month periods ended June 30, 2008 was primarily due to favorable loss experience in the Medicare supplement line of business. Rate increases implemented by the company on the Medicare supplement line of business have helped to mitigate the impact of higher medical costs.

        Commissions and other expenses decreased $0.9 million, or 18.0%, during the three month period ended June 30, 2008, and $1.4 million, or 14.9%, during the six month period ended June 30, 2008, from the comparable periods in 2007. The decrease in commissions and other expenses for the three month and six month periods ended June 30, 2008 was primarily due to certain reductions in compensation, which were effective October 1, 2007, as well as decreases in advertising and agency related expenses. As a percentage of premiums, these expenses were 28.6% for the three month period ended June 30, 2008 and 30.3% for the six month period ended June 30, 2008 compared to 33.9% for the three month period ended June 30, 2007 and 34.6% for the six month period ended June 30, 2007.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased slightly during the three month period ended June 30, 2008 over the three month period ended June 30, 2007, and decreased $0.2 million, or 3.3%, during the six month period ended June 30, 2008, from the comparable period in 2007. The increase in investment income for the three month period ended June 30, 2008 was primarily attributable to an increased level of invested assets which resulted from the Company investing the proceeds received from the sale of its regional property and casualty operations. The decrease in investment income for the six month period ended June 30, 2008 was primarily due to a large number of called securities, the proceeds of which the Company was not able to reinvest at equivalent market rates.

        The Company had net realized investment gains of $26,000 during the six month period ended June 30, 2008, compared to net realized investment losses of $3,000 in the six month period ended June 30, 2007. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense decreased $0.2 million, or 23.3%, during the three month period ended June 30, 2008, and $0.3 million, or 16.7%, during the six month period ended June 30, 2008, from the comparable periods in 2007. The decrease in interest expense for the three month and six month periods ended June 30, 2008 was primarily due to a decrease in the London Interbank Offered Rate (“LIBOR”), which occurred in the latter half of 2007 and into 2008. The interest rates on the Company’s trust preferred obligations and the outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million to Wachovia Bank, National Association (“Wachovia”) under the Company’s credit agreement, which decreased interest expense by reducing the Company’s average debt level during the three month period ended June 30, 2008.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased $0.4 million, or 4.1%, during the three month period ended June 30, 2008 over the three month period ended June 30, 2007, and decreased $0.2 million, or 1.2%, during the six month period ended June 30, 2008, from the comparable period in 2007. The increase in other expenses for the three month period ended June 30, 2008 was primarily due to increased legal fees as well as the reversal of a management bonus accrual in the three month period ended June 30, 2007. The decrease in other expenses for the six month period ended June 30, 2008 was primarily attributable to certain reductions in compensation, which were effective October 1, 2007, the elimination of certain corporate positions and other cost reduction initiatives which were implemented in the fourth quarter of 2007. Partially offsetting this decrease in other expenses was a $0.3 million goodwill impairment charge taken in the three month period ended March 31, 2008, coupled with the increased legal fees described above. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 44.8% in the three month period ended June 30, 2008 from 39.0% in the three month period ended June 30, 2007. For the six month period ended June 30, 2008, this ratio increased to 44.9% from 41.4% in the comparable period in 2007. The increase in the expense ratio for the three month and six month periods ended June 30, 2008 was primarily attributable to the charges previously described as well as the Company’s fixed expenses decreasing at a slower rate than premium revenues. The Company anticipates further rationalization of fixed expenses throughout the balance of 2008 in view of the sale of its regional property and casualty companies.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2008 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and a non-deductible goodwill impairment charge. The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2007 resulted from the DRD and an increase in the asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carryforwards.

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

        The Parent’s insurance subsidiaries reported statutory net income of $4.4 million for the six month period ended June 30, 2008 compared to statutory net income of $5.6 million for the six month period ended June 30, 2007. Statutory results are further impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $4.1 million for the six month period ended June 30, 2008, compared to $3.7 million for the six month period ended June 30, 2007. The reasons for the increase in GAAP net income in the six month period ended June 30, 2008 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        At June 30, 2008, the Company had two series of preferred stock outstanding, substantially all of which is held by affiliates of the Company’s chairman and principal shareholders. The outstanding shares of Series B Preferred Stock (“Series B Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $9.00 per share and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 3,358,000 shares of common stock; and are redeemable solely at the Company’s option. The Series B Preferred Stock is not currently convertible. At June 30, 2008, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $15.1 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2008, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.3 million.

        At June 30, 2008, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13.5 million at June 30, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. On April 1, 2008, the Company repaid the outstanding balance of $3.8 million to Wachovia and did not reborrow any amounts under this Credit Agreement during the three month period ended June 30, 2008.

         The Company has two subsidiary statutory trusts which exist for the exclusive purposes of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2008, the effective interest rate was 6.73%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008.

         The Company intends to pay its obligations under the Junior Subordinated Debentures, and any future obligations under the Credit Agreement, using dividend and tax sharing payments from its operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Credit Agreement could be refinanced, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $8.0 million at June 30, 2008.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2008, American Southern had $37.4 million of statutory surplus and Bankers Fidelity had $33.5 million of statutory surplus.

         Net cash used in operating activities was $6.0 million in the six month period ended June 30, 2008, compared to $0.8 million in the six month period ended June 30, 2007. Cash and short-term investments increased from $36.9 million at December 31, 2007 to $50.2 million at June 30, 2008. The increase in cash and short-term investments during the six month period ended June 30, 2008 was primarily due to the cash received from the sale of the Company’s regional property and casualty operations, Association Casualty and Georgia Casualty, to Columbia Mutual Insurance Company discussed previously. Partially offsetting the increase in cash and short-term investments during the six month period ended June 30, 2008 were tax sharing payments of $2.7 million to the Company's regional property and casualty operations in connection with such sale, federal income tax payments of $2.2 million as well as an increased level of investing exceeding normal sales and maturities. The Company also repaid $12.8 million of bank debt to Wachovia.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Junior Subordinated Debentures	$ 41,238	$ -	$ -	$ -	$ 41,238
Interest payable(1)	66,509	2,693	5,386	5,386	53,044
Operating leases	3,466	1,058	1,475	933	-
Purchase commitments(2)	6,626	6,626	-	-	-
Losses and claims(3)	50,312	29,684	16,100	3,522	1,006
Future policy benefits(4)	55,754	8,363	15,611	15,054	16,726
Unearned premiums(5)	14,698	6,614	3,087	1,323	3,674
Other policy liabilities	1,566	1,566	-	-	-
Total	$ 240,169	$ 56,604	$ 41,659	$ 26,218	$ 115,688

(1)	Interest payable is based on interest rates as of June 30, 2008 and assumes that all debt remains outstanding until its stated contractual maturity. The interest on outstanding bank debt and trust preferred obligations is at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of June 30, 2008. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company performs cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amounts presented could materially differ from the actual amounts paid.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts that may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the six months ended June 30, 2008, the Company’s holdings in financial entities have been significantly impacted by the liquidity and credit concerns for mortgage related products in the financial markets. As of June 30, 2008, the carrying value of the Company’s investments in the fixed maturity securities of General Motors, General Motors Acceptance Corporation and MBIA, Inc. decreased from the value as of December 31, 2007 primarily as a result of changes in the credit risk of the issuers as well as the overall liquidity and credit uncertainties in the financial markets. The carrying amount of these fixed maturity investments at June 30, 2008 was $7.9 million with an adjusted cost basis of $11.2 million.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2008	-	$ -	-	554,194
May 1 - May 31, 2008	157	1.66	157	554,037
June 1 - June 30, 2008	3,048	1.88	3,048	550,989
Total	3,205	$ 1.87	3,205

Item 4. Submission of Matters to a Vote of Security Holders

         On May 6, 2008, the Company held its annual meeting of shareholders at which time votes were taken with respect to the election of directors of the Company and the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the 2008 fiscal year. The results of those votes are set out below:

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,160,321	1,273,734
Hilton H. Howell, Jr.	19,186,151	1,247,904
Edward E. Elson	20,351,731	82,324
Harold K. Fischer	20,375,762	58,293
Samuel E. Hudgins	19,119,549	1,314,506
D. Raymond Riddle	20,375,794	58,261
Harriett J. Robinson	19,162,700	1,271,355
Scott G. Thompson	19,162,991	1,271,064
Mark C. West	20,375,514	58,541
William H. Whaley, M.D.	19,116,249	1,317,806
Dom H. Wyant	20,375,282	58,773

Ratification of the Appointment of Independent Registered Public Accountants	Shares Voted
	For	Against	Abstain
BDO Seidman, LLP	20,288,430	9,233	136,392

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 14, 2008	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.