Form 10-Q
period 2008-09-30
ATLANTIC AMERICAN CORP
filed 2008-11-14
CIK 8177

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 6, 2008, was 21,903,425.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited September 30, 2008	December 31, 2007
Cash and cash equivalents, including short-term investments of $37,261 and $23,432	$ 41,107	$ 36,909
Investments:
Fixed maturities (cost: $184,592 and $168,656)	170,631	167,927
Common and non-redeemable preferred stocks (cost: $8,864 and $5,366)	4,927	5,335
Other invested assets (cost: $1,545 and $1,563)	1,502	1,563
Policy and student loans	1,985	1,958
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	180,321	178,059
Receivables:
Reinsurance	12,617	13,004
Other (net of allowance for doubtful accounts: $669 and $728)	8,819	6,912
Deferred income taxes, net	11,175	3,929
Deferred acquisition costs	19,062	18,830
Other assets	1,604	2,069
Goodwill	2,128	2,388
Assets of discontinued operations (Note 3)	-	196,154
Total assets	$ 276,833	$ 458,254

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 56,186	$ 55,548
Unearned premiums	21,457	18,948
Losses and claims	50,872	51,704
Other policy liabilities	1,528	1,878
Total policy liabilities	130,043	128,078
Accounts payable and accrued expenses	31,639	36,047
Bank debt payable	-	12,750
Junior subordinated debenture obligations	41,238	41,238
Liabilities of discontinued operations (Note 3)	-	152,347
Total liabilities	202,920	370,460

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series B preferred, 134,000 shares issued and outstanding; $13,400 redemption value (Note 14)	134	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 21,920,758 and 21,816,999; shares outstanding: 21,902,807 and 21,816,999	21,921	21,817
Additional paid-in capital	56,477	56,414
Retained earnings	8,122	10,530
Accumulated other comprehensive loss	(12,782)	(1,171)
Treasury stock, at cost: 17,951 shares in 2008	(29)	-
Total shareholders' equity	73,913	87,794
Total liabilities and shareholders' equity	$ 276,833	$ 458,254

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Insurance premiums	$ 22,831	$ 24,329	$ 68,230	$ 74,090
Investment income	3,111	2,936	8,779	8,796
Realized investment (losses) gains, net	(367)	1,074	(341)	1,071
Other income	41	177	420	599
Total revenue	25,616	28,516	77,088	84,556
Benefits and expenses:
Insurance benefits and losses incurred	15,067	14,049	42,662	45,224
Commissions and underwriting expenses	7,192	8,673	22,915	25,222
Interest expense	795	1,049	2,517	3,115
Other	2,626	2,313	7,267	6,368
Total benefits and expenses	25,680	26,084	75,361	79,929
(Loss) income from continuing operations before income taxes	(64)	2,432	1,727	4,627
Income tax expense	102	656	684	1,816
(Loss) income from continuing operations	(166)	1,776	1,043	2,811
Income (loss) from discontinued operations, net of tax (Note 3)	-	30	(2,166)	280
Net (loss) income	(166)	1,806	(1,123)	3,091
Preferred stock dividends	(428)	(429)	(1,285)	(1,264)
Net (loss) income applicable to common stock	$ (594)	$ 1,377	$ (2,408)	$ 1,827
Basic income (loss) per common share:
(Loss) income from continuing operations	$ (.03)	$ .06	$ (.01)	$ .07
(Loss) income from discontinued operations	-	-	(.10)	.01
Net (loss) income applicable to common shareholders	$ (.03)	$ .06	$ (.11)	$ .08
Diluted income (loss) per common share:
(Loss) income from continuing operations	$ (.03)	$ .06	$ (.01)	$ .07
(Loss) income from discontinued operations	-	-	(.10)	.01
Net (loss) income applicable to common shareholders	$ (.03)	$ .06	$ (.11)	$ .08

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Nine Months Ended September 30, 2008	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2007	$ 204	$ 21,817	$ 56,414	$ 10,530	$ (1,171)	$ -	$ 87,794
Comprehensive loss:
Net loss				(1,123)			(1,123)
Increase in unrealized investment losses					(17,786)		(17,786)
Fair value adjustment to derivative financial instrument					(77)		(77)
Deferred income tax attributable to other comprehensive loss					6,252		6,252
Total comprehensive loss							(12,734)
Dividends accrued on preferred stock				(1,285)			(1,285)
Restricted stock grants		29	(29)				-
Amortization of unearned compensation			50				50
Purchase of shares for treasury						(29)	(29)
Issuance of shares for employee benefit plans and stock options		75	42				117
Balance, September 30, 2008	$ 204	$ 21,921	$ 56,477	$ 8,122	$ (12,782)	$ (29)	$ 73,913
Nine Months Ended September 30, 2007
Balance, December 31, 2006	$ 204	$ 21,484	$ 55,832	$ 4,969	$ 11,707	$ (8)	$ 94,188
Comprehensive loss:
Net income				3,091			3,091
Decrease in unrealized investment gains					(5,339)		(5,339)
Fair value adjustment to derivative financial instrument					(131)		(131)
Deferred income tax attributable to other comprehensive loss					1,914		1,914
Total comprehensive loss							(465)
Dividends accrued on preferred stock				(1,264)			(1,264)
Common stock issued in lieu of preferred stock dividend payments		103	257				360
Deferred share compensation expense		10	(8)				2
Restricted stock grants		12	(12)				-
Amortization of unearned compensation			50				50
Purchase of shares for treasury						(23)	(23)
Issuance of shares for employee benefit plans and stock options		54	128			31	213
Balance, September 30, 2007	$ 204	$ 21,663	$ 56,247	$ 6,796	$ 8,151	$ -	$ 93,061

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (1,123)	$ 3,091
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred acquisition costs	7,480	6,882
Acquisition costs deferred	(7,712)	(5,362)
Realized investment losses (gains)	341	(1,071)
Increase (decrease) in insurance reserves	1,965	(3,494)
Loss (income) from discontinued operations, net	2,166	(280)
Compensation expense related to share awards	50	52
Depreciation and amortization	230	36
Deferred income tax (benefit) expense	(1,206)	734
Goodwill impairment	260	-
(Increase) decrease in receivables, net	(1,520)	1,907
Decrease in other liabilities	(3,770)	(2,851)
Other, net	(1,802)	556
Net cash (used in) provided by continuing operations	(4,641)	200
Net cash used in discontinued operations	(3,424)	(3,465)
Net cash used in operating activities	(8,065)	(3,265)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	65,503	43,650
Investments purchased	(87,147)	(48,624)
Net proceeds from sale of insurance subsidiaries	43,392	-
Additions to property and equipment	(134)	(390)
Net cash provided by (used in) continuing operations	21,614	(5,364)
Net cash used in discontinued operations (net of $35,501 of cash transferred)	(11,996)	(2,232)
Net cash provided by (used in) investing activities	9,618	(7,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank financing	-	27,000
Repayments of debt	(12,750)	(27,000)
Proceeds from the exercise of stock options	-	19
Purchase of shares for treasury	(29)	(23)
Financing of discontinued operations	4	810
Net cash (used in) provided by continuing operations	(12,775)	806
Net cash used in discontinued operations	(4)	(810)
Net cash used in financing activities	(12,779)	(4)
Net decrease in cash and cash equivalents	(11,226)	(10,865)
Cash and cash equivalents at beginning of period
Continuing operations	36,909	17,606
Discontinued operations	15,424	9,688
Total	52,333	27,294
Cash and cash equivalents at end of period
Continuing operations	41,107	13,248
Discontinued operations	-	3,181
Total	$ 41,107	$ 16,429
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,596	$ 3,054
Cash paid for income taxes	$ 2,150	$ 310

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

        In March 2008, the Company closed on the sale of its regional property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the assets, liabilities and results of operations of the regional property and casualty operations have been reflected by the Company as discontinued operations.

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

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of generally accepted accounting principles and provides a framework, or hierarchy, for selecting the principles to be used in preparing financial statements for non-governmental entities in conformity with GAAP. This statement will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly In Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition and results of operations.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009, and does not expect the adoption to have a material impact on the Company’s financial condition and results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial condition and results of operations; although if future acquisitions are made, the prospective accounting will differ from that in the past.

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

        In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the highest level input that is significant to the fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. Accordingly, at September 30, 2008, the Company believes that fixed maturity and equity securities which have been valued using Level 1 criteria totaled $174,176; while Level 2 criteria were used in valuing $1,382 of securities and Level 3 criteria were used in valuing the Company’s other invested assets which totaled $1,502. Adoption of this statement did not have a material impact on the Company’s financial condition and results of operations.

Note 3.  Discontinued Operations

        On March 31, 2008, the Company closed on the sale of its regional property and casualty operations, comprised of Association Casualty and Georgia Casualty, to Columbia for approximately $43,000 in cash. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Association Casualty and Georgia Casualty as discontinued operations.

        The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Insurance premiums	$ -	$ 9,562	$ 8,789	$ 28,782
Investment income	-	1,568	1,400	4,731
Realized investment gains, net	-	1,297	8	1,317
Other income	-	29	11	19
Total revenue	-	12,456	10,208	34,849
Benefits and expenses:
Insurance benefits and losses incurred	-	8,906	8,657	22,463
Commissions and underwriting expenses	-	3,784	3,800	12,654
Total benefits and expenses	-	12,690	12,457	35,117
Loss from discontinued operations before taxes	-	(234)	(2,249)	(268)
Income tax benefit	-	(264)	(815)	(548)
Income (loss) from discontinued operations, net of tax	-	30	(1,434)	280
Loss from sale of discontinued operations, net of tax of $415	-	-	(732)	-
Net income (loss) from discontinued operations	$ -	$ 30	$ (2,166)	$ 280

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

Note 4.  Segment Information

        The Company’s operating subsidiaries operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each principal business unit for the three month and nine month periods ended September 30, 2008 and 2007.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
American Southern	$ 10,428	$ 11,619	$ 31,070	$ 36,058
Bankers Fidelity	14,767	16,494	45,003	47,696
Corporate and Other	2,468	2,478	6,769	7,404
Adjustments and Eliminations	(2,047)	(2,075)	(5,754)	(6,602)
Total Revenue	$ 25,616	$ 28,516	$ 77,088	$ 84,556

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
American Southern	$ 1,267	$ 2,310	$ 5,115	$ 7,095
Bankers Fidelity	464	2,021	2,170	2,604
Corporate and Other	(1,795)	(1,899)	(5,558)	(5,072)
Consolidated Results	$ (64)	$ 2,432	$ 1,727	$ 4,627

Note 5.   Credit Arrangements

        Bank Debt

        At September 30, 2008, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13,500 at September 30, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. On April 1, 2008, the Company repaid the outstanding balance of $3,750 to Wachovia and since then has not reborrowed any amounts under this Credit Agreement.

        Effective October 28, 2008, the Credit Agreement was amended to allow the Company to redeem all the outstanding shares of the Company’s Series B Preferred Stock, par value $1.00 per share (the “Series B Preferred Stock”) for an amount not to exceed $13,400, and to allow the Company to pay a dividend in connection therewith of $1,675. This redemption, and the related dividend payment, was completed on October 28, 2008. See Note 14.

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

        The financial structure of each of Atlantic American Statutory Trust I and II, as of September 30, 2008 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance September 30, 2008	18,042	23,196
Balance December 31, 2007	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 6.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. While the Company is exposed to counter party risk should Wachovia fail to perform, the recent decrease in interest rates coupled with the current macroeconomic outlook, would indicate that the Company’s current exposure is minimal.

        The estimated fair value and related carrying value of the Company’s rate collar at September 30, 2008 was a liability of approximately $817.

Note 7.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2008	2007	2008	2007
Net realized (losses) gains on investments included in income (loss) from continuing operations	$ (367)	$ 1,074	$ (341)	$ 1,071
Net realized gains on investments included in income (loss) from discontinued operations	-	1,297	8	1,317
Total net realized (losses) gains on investments included in net income (loss)	$ (367)	$ 2,371	$ (333)	$ 2,388
Other components of comprehensive income (loss):
Net pre-tax unrealized (losses) gains on investments arising during period	$ (10,154)	$ 509	$ (18,119)	$ (2,951)
Reclassification adjustment	367	(2,371)	333	(2,388)
Net pre-tax unrealized losses on investments recognized in other comprehensive income (loss)	(9,787)	(1,862)	(17,786)	(5,339)
Fair value adjustment to derivative financial instrument	(101)	(345)	(77)	(131)
Deferred income tax attributable to other comprehensive income (loss)	3,461	772	6,252	1,914
Change in accumulated other comprehensive income (loss)	(6,427)	(1,435)	(11,611)	(3,556)
Accumulated other comprehensive income (loss) beginning of period	(6,355)	9,586	(1,171)	11,707
Accumulated other comprehensive income (loss) end of period	$ (12,782)	$ 8,151	$ (12,782)	$ 8,151

Note 8.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$ (166)	21,876
Less preferred stock dividends	(428)
Loss from continuing operations applicable to common shareholders	$ (594)	21,876	$ (.03)

	Three Months Ended September 30, 2007
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 1,776	21,636
Less preferred stock dividends	(429)
Income from continuing operations applicable to common shareholders	1,347	21,636	$ .06
Diluted Earnings Per Common Share:
Effect of dilutive stock options		331
Income from continuing operations applicable to common shareholders	$ 1,347	21,967	$ .06

	Nine Months Ended September 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Income from continuing operations	$ 1,043	21,849
Less preferred stock dividends	(1,285)
Loss from continuing operations applicable to common shareholders	$ (242)	21,849	$ (.01)

	Nine Months Ended September 30, 2007
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 2,811	21,570
Less preferred stock dividends	(1,264)
Income from continuing operations applicable to common shareholders	1,547	21,570	$ .07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		397
Income from continuing operations applicable to common shareholders	$ 1,547	21,967	$ .07

        The assumed conversion of the Company’s Series B and D Preferred Stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2008 and 2007, respectively, since their impact was antidilutive.

Note 9.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Federal income tax provision at statutory rate of 35%	$ (23)	$ 851	$ 604	$ 1,619
Tax exempt interest and dividends received deductions	(55)	(79)	(154)	(229)
Small life deduction	(75)	(315)	(130)	(315)
Non-deductible goodwill	-	-	91	-
Loss carryforward from sale of subsidiaries	(1,198)	-	(4,717)	-
Other permanent differences	8	4	26	20
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	1,198	(84)	4,717	218
Intercompany fees (1)	-	70	-	284
Adjustment to prior years' estimates to actual	247	205	247	205
State income taxes	-	4	-	14
Income tax expense	$ 102	$ 656	$ 684	$ 1,816

(1) Intercompany fees from discontinued operations eliminated in consolidated tax return.

        A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Federal income tax provision at statutory rate of 35%	$ -	$ (81)	$ (1,189)	$ (93)
Tax exempt interest and dividends received deductions	-	(46)	(41)	(110)
Other permanent differences	-	1	-	7
Intercompany fees(1)	-	(70)	-	(284)
Adjustment for prior years' estimates to actual	-	(68)	-	(68)
Income tax benefit	$ -	$ (264)	$ (1,230)	$ (548)

(1) Intercompany fees from discontinued operations eliminated in consolidated tax return.

The components of the income tax expense from continuing operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current - Federal	$ 272	$ 678	$ 1,890	$ 1,068
Current - State	-	4	-	14
Deferred - Federal	(170)	(26)	(1,206)	734
Total	$ 102	$ 656	$ 684	$ 1,816

The components of the income tax benefit from discontinued operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Current - Federal	$ -	$ (356)	$ (1,577)	$ (724)
Deferred - Federal	-	92	347	176
Total	$ -	$ (264)	$ (1,230)	$ (548)

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2008 and 2007 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”), and the change in asset valuation allowance. On March 31, 2008, the Company closed on the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. During the three month period ended September 30, 2008, the Company revised its original estimate of the loss carryforward benefit from $3.5 million to $4.7 million as a result of further analysis. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, during the three month period ended September 30, 2008, the Company increased its valuation allowance from $3.5 million to $4.7 million to reduce this deferred tax benefit to zero. The Company will prospectively periodically assess the potential realization of this deferred tax benefit. Also, the provision-to-filed-return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $247 in the three month and nine month periods ended September 30, 2008 and $205 in the comparable 2007 periods. The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2008 and 2007 included charges of $163 and $104, respectively, which resulted from the write off of unused net operating loss carryforwards that had expired.

         The current estimated DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60% of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15% of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carryforwards.

Note 10.  Employee Retirement Plans

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Service cost	$ 46	$ 51	$ 139	$ 153
Interest cost	85	83	254	248
Expected return on plan assets	(54)	(54)	(163)	(162)
Net amortization	20	28	60	84
Net periodic benefit cost	$ 97	$ 108	$ 290	$ 323

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

	Nine Months Ended September 30,
	2008	2007
Discount rate	5.75%	5.50%
Expected return on plan assets	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%

      Effective May 31, 2008, the Company decided to freeze its pension plans and is currently in the process of evaluating its options with respect to such plans. During the three month and nine month periods ended September 30, 2008, the Company did not make any payments to the pension plans.

Note 11.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12.  Investments

        During the three month and nine month periods ended September 30, 2008, the carrying value of the Company’s investments in fixed maturity securities, non-redeemable preferred stocks and common stocks decreased as a result of numerous macroeconomic factors which impacted significantly all of the United States markets. The following table sets forth the carrying value, amortized cost, and unrealized losses for these investments by industry as of September 30, 2008.

	September 30, 2008
	Carrying Value	Amortized Cost	Unrealized Losses
U.S. Treasury and Government Agencies	$ 127,140	$ 128,742	$ (1,602)
Utilities and Telecom	19,260	20,983	(1,723)
Financial Services	19,246	29,903	(10,657)
Diversified Services	3,251	3,786	(535)
Automotive	524	1,042	(518)
Media(1)	5,436	8,309	(2,873)
Other	701	691	10
Total	$ 175,558	$ 193,456	$ (17,898)

        (1) Media includes related party investments in Gray Television, Inc. and Triple Crown Media, Inc. (See Note 13) which have an aggregate carrying value of $2,885 and an amortized cost basis of $5,004 at September 30, 2008.

        The Company’s investments in the fixed maturity securities of General Motors (automotive) and General Motors Acceptance Corporation (financial services) exceeded 10% of shareholders’ equity at September 30, 2008. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of September 30, 2008.

September 30, 2008
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC bonds	$ 3,716	$ 8,282	$ (4,566)
GMAC and GM redeemable preferred stock	852	1,882	(1,030)
Total	$ 4,568	$ 10,164	$ (5,596)

        During the nine month period ended September 30, 2008, net pre-tax unrealized losses recognized in other comprehensive loss increased $17,786 from net pre-tax unrealized losses valued as of December 31, 2007. Of the $17,786 increase, $4,241 was due to the decreased value of the investments in GMAC bonds and $1,098 was due to the decreased value of the investments in GMAC and GM redeemable preferred stock. During the three month period ended September 30, 2008, the Company recorded a $382 realized loss related to its investment in equity securities of Wachovia Corporation due to an other than temporary impairment. As of September 30, 2008, management does not believe that there are any unrecognized other than temporary impairments in the value of these investments.

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

Note 14.  Subsequent Events

        On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13,400. In connection therewith, the Company also paid $1,675 in dividends to the holders (the “Holders”) of the Series B Preferred Stock, on a pro rata basis determined by reference to the percentage ownership of each Holder’s Series B Preferred Stock, in satisfaction of a portion of the accrued but unpaid dividends on the Series B Preferred Stock through the date of redemption. The Holders of the Series B Preferred Stock, Mr. Robinson, the Company’s chairman of the board of directors, and his affiliates agreed to discharge the Company from any obligation to pay the remaining $13,795 of accrued but unpaid dividends on the Series B Preferred Stock and to release the Company from any further obligations thereunder. As a result, the reversal of the $13,795 of accrued but unpaid dividends on the Series B Preferred Stock will be recorded as an increase to paid-in capital during the fourth quarter of 2008.

        Also on October 28, 2008, the Company entered into an amendment to its Credit Agreement to allow it to complete the foregoing transactions. See Note 5.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and nine month periods ended September 30, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

        Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) in the property and casualty insurance market and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) in the life and health insurance market. Each of American Southern and Bankers Fidelity is managed separately, offers different products and is evaluated on its individual performance.

        In March 2008, the Company closed on the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. In accordance with generally accepted accounting principles, the consolidated financial statements included in this quarterly report reflect the assets, liabilities and operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as those relating to continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

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

         Unpaid loss and loss adjustment expenses comprised 25% of the Company’s total liabilities at September 30, 2008. This obligation includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2008, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2008 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2008. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2008 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuarial staff develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 28% of the Company’s total liabilities at September 30, 2008. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at September 30, 2008. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 8% of the Company’s total assets at September 30, 2008. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 80% of the Company’s total assets at September 30, 2008. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain non-redeemable preferred stocks that do not have quoted values and are carried at estimated fair values as determined by management. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, primarily due to changes in credit risk, the Company evaluates such investment for other than a temporary impairment. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down will not impact the reported value of the investment in the Company’s balance sheet, it will be reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Deferred income taxes comprised approximately 4% of the Company’s total assets at September 30, 2008. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had a net loss of $0.2 million, or $0.03 per diluted share, for the three month period ended September 30, 2008, compared to net income of $1.8 million, or $0.06 per diluted share, for the three month period ended September 30, 2007. Loss from continuing operations was $0.2 million in the three month period ended September 30, 2008, compared to income from continuing operations of $1.8 million in the three month period ended September 30, 2007. The Company had a net loss of $1.1 million, or $0.11 per diluted share, for the nine month period ended September 30, 2008, compared to net income of $3.1 million, or $0.08 per diluted share, for the nine month period ended September 30, 2007. The net loss in the nine month period ended September 30, 2008 was primarily due to the loss from discontinued operations. The loss related to discontinued operations was $2.2 million in the nine month period ended September 30, 2008 as compared to income from discontinued operations of $0.3 million in the nine month period ended September 30, 2007. Premium revenue for the three month period ended September 30, 2008 decreased $1.5 million, or 6.2%, to $22.8 million. For the nine month period ended September 30, 2008, premium revenue decreased $5.9 million, or 7.9%, to $68.2 million. The decrease in premiums in the three month and nine month periods ended September 30, 2008 was primarily attributable to continued softening in the property and casualty markets combined with significant product competition in the Company’s life and health operations. Income before tax from continuing operations decreased $2.5 million, or 102.6%, during the three month period ended September 30, 2008, and $2.9 million, or 62.7%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. The decrease in income before tax from continuing operations was attributable to several factors. First, during the three month period ended September 30, 2008, the Company recorded a $0.4 million realized loss due to an other than temporary impairment in its investment in equity securities of Wachovia Corporation compared to $1.1 million in net realized investment gains during the three month period ended September 30, 2007. In addition, the Company’s property and casualty operation incurred several large losses in the surety line of business in the three month period ended September 30, 2008 which did not occur in the comparable period of 2007. The incurred losses in the surety line of business were partially offset by a reduction in profit sharing commissions. Further, in connection with the sale of the regional property and casualty companies, the compensation committee of the Board of Directors, early in the third quarter of 2008, approved $0.7 million in discretionary bonus payments to certain officers of the Company in connection with the marketing and sale of the companies. Also, during the first quarter of 2008, the Company incurred a $0.3 million goodwill impairment charge which decreased income before tax from continuing operations in the nine month period ended September 30, 2008.

        The Company’s property and casualty operation is comprised of American Southern and the Company’s life and health operation is comprised of Bankers Fidelity.

        A more detailed analysis of the individual operating entities and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Gross written premiums	$ 11,520	$ 12,019	$ 34,026	$ 33,010
Ceded premiums	(1,578)	(1,723)	(4,631)	(5,286)
Net written premiums	$ 9,942	$ 10,296	$ 29,395	$ 27,724
Net earned premiums	$ 9,062	$ 10,251	$ 27,118	$ 31,923

        Gross written premiums at American Southern decreased $0.5 million, or 4.2%, during the three month period ended September 30, 2008, from the three month period ended September 30, 2007 and increased $1.0 million, or 3.1%, during the nine month period ended September 30, 2008, over the comparable period in 2007. The decrease in gross written premiums during the three month period ended September 30, 2008 was primarily due to overall decreases in the general liability, surety and property lines of business resulting from the continued softening in the property and casualty markets. The increase in gross written premiums during the nine month period ended September 30, 2008 was primarily attributable to a significant increase in commercial automobile business generated by a newly appointed agency throughout the year. Partially offsetting this increase in gross written premiums were decreases in both the general liability and property lines of business due to the weak construction industry, particularly in the state of Florida.

        Ceded premiums decreased $0.1 million, or 8.4%, during the three month period ended September 30, 2008, and $0.7 million, or 12.4%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. The decrease in ceded premiums during the three month and nine month periods ended September 30, 2008 was primarily due to the decline in earned premiums. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease.

        The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commercial automobile	$ 4,446	$ 4,447	$ 12,815	$ 14,437
Private passenger auto	-	-	-	43
General liability	1,939	2,653	6,186	7,998
Property	616	877	1,819	2,260
Surety	2,061	2,274	6,298	7,185
Total	$ 9,062	$ 10,251	$ 27,118	$ 31,923

        Net earned premiums decreased $1.2 million, or 11.6%, during the three month period ended September 30, 2008, and $4.8 million, or 15.1%, during the nine month period ended September 30, 2008, from the comparable periods in 2007, primarily due to the decline in policy writings in 2007. During 2007, American Southern experienced a significant decrease in gross written premiums, which was primarily attributable to the loss of a program marketed through a certain general agent. Prior to 2007, this program produced approximately $10 million in annualized gross written premiums, substantially all of which were earned through 2007.

        The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2008 and for the comparable periods in 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss ratio	56.9%	39.9%	46.1%	45.0%
Expense ratio	44.2%	50.9%	49.6%	45.7%
Combined ratio	101.1%	90.8%	95.7%	90.7%

         The loss ratio for the three month period ended September 30, 2008 increased to 56.9% from 39.9% in the three month period ended September 30, 2007 and to 46.1% in the nine month period ended September 30, 2008 from 45.0% in the comparable period of 2007. The increase in the loss ratio for the three month and nine month periods ended September 30, 2008 was primarily attributable to increased loss adjustment expenses in the general liability line of business as well as higher incurred losses in the surety line of business due to problems in the construction industry which did not occur in the comparable periods of 2007.

         The expense ratio for the three month period ended September 30, 2008 decreased to 44.2% from 50.9% in the three month period ended September 30, 2007 and increased to 49.6% in the nine month period ended September 30, 2008 from 45.7% in the comparable period of 2007. The decrease in the expense ratio in the three month period ended September 30, 2008 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. The increase in the expense ratio in the nine month period ended September 30, 2008 was primarily due to a relatively consistent level of fixed expenses coupled with a decrease in premium revenues.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Medicare supplement	$ 10,366	$ 10,371	$ 30,901	$ 31,226
Other health	794	979	2,513	2,861
Life	2,609	2,728	7,698	8,080
Total	$ 13,769	$ 14,078	$ 41,112	$ 42,167

        Premium revenue at Bankers Fidelity decreased $0.3 million, or 2.2%, during the three month period ended September 30, 2008, and $1.1 million, or 2.5%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. Premiums from the Medicare supplement and other health lines of business decreased $0.2 million, or 1.7%, during the three month period ended September 30, 2008 and $0.7 million, or 2.0%, during the nine month period ended September 30, 2008, due to the non-renewal of certain policies that resulted from increased pricing and product competition. Premiums from the life insurance line of business decreased $0.1 million, or 4.4%, during the three month period ended September 30, 2008, and $0.4 million, or 4.7%, during the nine month period ended September 30, 2008, from the comparable periods in 2007, due to the redemption and settlement of existing policies exceeding the level of new sales activity.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2008 and the comparable periods in 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Benefits and losses	$ 9,911	$ 9,960	$ 30,159	$ 30,851
Commission and other expenses	4,392	4,514	12,674	14,241
Total expenses	$ 14,303	$ 14,474	$ 42,833	$ 45,092

        Benefits and losses decreased slightly during the three month period ended September 30, 2008, and $0.7 million, or 2.2%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. As a percentage of premiums, benefits and losses were 72.0% for the three month period ended September 30, 2008 and 73.4% for the nine month period ended September 30, 2008 compared to 70.7% for the three month period ended September 30, 2007 and 73.2% for the nine month period ended September 30, 2007. The increase in the loss ratio for the three month and nine month periods ended September 30, 2008 was primarily due to the continued aging of the life business.

        Commissions and other expenses decreased $0.1 million, or 2.7%, during the three month period ended September 30, 2008, and $1.6 million, or 11.0%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. The decrease in commissions and other expenses for the nine month period ended September 30, 2008 was primarily due to certain reductions in compensation, which were effective October 1, 2007, as well as decreases in advertising and agency related expenses. As a percentage of premiums, these expenses were 31.9% for the three month period ended September 30, 2008 and 30.8% for the nine month period ended September 30, 2008 compared to 32.1% for the three month period ended September 30, 2007 and 33.8% for the nine month period ended September 30, 2007.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased $0.2 million or 6.0%, during the three month period ended September 30, 2008 over the three month period ended September 30, 2007, and decreased slightly during the nine month period ended September 30, 2008, from the comparable period in 2007. The increase in investment income for the three month period ended September 30, 2008 was primarily attributable to an increased level of invested assets which resulted from the Company investing the proceeds received from the sale of its regional property and casualty operations. The decrease in investment income for the nine month period ended September 30, 2008 was primarily due to a large number of called securities, the proceeds of which the Company was not able to reinvest at equivalent market rates.

        The Company had net realized investment losses of $0.3 million during the nine month period ended September 30, 2008, compared to net realized investment gains of $1.1 million in the nine month period ended September 30, 2007. During the three month period ended September 30, 2008, the Company recorded a non-cash charge of $0.4 million related to its investment in equity securities of Wachovia Corporation due to an other than temporary impairment. While the impairment did not impact the carrying value of the investment, it resulted in a realized loss to the Company. The net realized investment gains for the three month and nine month periods ended September 30, 2007 was primarily attributable to the sale of a large portion of the Company’s investment in equity securities of Wachovia Corporation. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 for a discussion about market risks).

INTEREST EXPENSE

        Interest expense decreased $0.3 million, or 24.2%, during the three month period ended September 30, 2008, and $0.6 million, or 19.2%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. The decrease in interest expense for the three month and nine month periods ended September 30, 2008 was primarily due to a decrease in the London Interbank Offered Rate (“LIBOR”), which occurred in the latter half of 2007 and into 2008, as the interest rates on the Company’s trust preferred obligations and the outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million to Wachovia Bank, National Association (“Wachovia”) under the Company’s credit agreement, which decreased interest expense by reducing the Company’s average debt level during the three month and nine month periods ended September 30, 2008.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.2 million, or 10.6%, during the three month period ended September 30, 2008, and $1.4 million, or 4.5%, during the nine month period ended September 30, 2008, from the comparable periods in 2007. The decrease in other expenses for the three month and nine month periods ended September 30, 2008 was primarily attributable to targeted reductions in compensation, which were effective October 1, 2007, the elimination of certain corporate positions, and other cost reduction initiatives which were implemented in the fourth quarter of 2007. In addition, profit sharing commissions at American Southern decreased $0.8 million during the three month period ended September 30, 2008 from the three month period ended September 30, 2007 due primarily to higher loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in other expenses during the three month and nine month periods ended September 30, 2008 were $0.7 million in discretionary bonus payments to certain officers of the Company in the third quarter of 2008 in connection with the marketing and sale of the regional property and casualty companies and a $0.3 million goodwill impairment charge taken in the three month period ended March 31, 2008. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 43.0% in the three month period ended September 30, 2008 from 45.2% in the three month period ended September 30, 2007. For the nine month period ended September 30, 2008, this ratio increased to 44.2% from 42.6% in the comparable period in 2007. The decrease in the expense ratio for the three month period ended September 30, 2008 was primarily due to the decrease in profit sharing commissions previously discussed. The increase in the expense ratio for the nine month period ended September 30, 2008 was primarily attributable to the Company’s fixed expenses decreasing at a slower rate than premium revenues. The Company anticipates further rationalization of fixed expenses throughout the balance of 2008 in view of the sale of its regional property and casualty operations.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2008 and 2007 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”), and the change in asset valuation allowance. The current estimated DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60% of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15% of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in the asset valuation allowance results from reassessment of the realization of certain net operating loss carryforwards.

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

        The Parent’s insurance subsidiaries reported statutory net income of $5.5 million for the nine month period ended September 30, 2008 compared to statutory net income of $9.0 million for the nine month period ended September 30, 2007. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported a combined GAAP net income of $5.4 million for the nine month period ended September 30, 2008, compared to $6.9 million for the nine month period ended September 30, 2007. The reasons for the decrease in GAAP net income in the nine month period ended September 30, 2008 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        At September 30, 2008, the Company had two series of preferred stock outstanding, substantially all of which was held by the Company’s chairman and his affiliates. The shares of Series B Preferred Stock then outstanding (“Series B Preferred Stock”) had a stated value of $100 per share; accrued annual dividends at a rate of $9.00 per share and were cumulative; in certain circumstances may have been convertible into an aggregate of approximately 3,358,000 shares of common stock; and were redeemable solely at the Company’s option. At September 30, 2008, the Series B Preferred Stock was not currently convertible. At September 30, 2008, the Company had accrued, but unpaid, dividends on the Series B Preferred Stock totaling $15.4 million. The outstanding shares of Series D Preferred Stock (“Series D Preferred Stock”) have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances the shares of Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2008, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.4 million.

        On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13.4 million. In connection therewith, the Company also paid $1.7 million in dividends to the holders (the “Holders”) of the Series B Preferred Stock, on a pro rata basis determined by reference to the percentage ownership of each Holder’s Series B Preferred Stock, in satisfaction of a portion of the accrued but unpaid dividends on the Series B Preferred Stock through the date of redemption. The Holders of the Series B Preferred Stock, Mr. Robinson, the Company’s chairman of the board of directors, and his affiliates agreed to discharge the Company from any obligation to pay the remaining $13.8 million of accrued but unpaid dividends on the Series B Preferred Stock and to release the Company from any further obligations thereunder. As a result, the reversal of the $13.8 million of accrued but unpaid dividends on the Series B Preferred Stock will be recorded as an increase to paid-in capital during the fourth quarter of 2008.

         At September 30, 2008, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13.5 million at September 30, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. On April 1, 2008, the Company repaid the outstanding balance of $3.8 million to Wachovia and since then has not reborrowed any amounts under this Credit Agreement.

         Effective October 28, 2008, the Credit Agreement was amended to allow the Company to redeem all the outstanding shares of the Company’s Series B Preferred Stock, par value $1.00 per share for an amount not to exceed $13.4 million and to allow the Company to pay a dividend in connection therewith of $1.7 million. This redemption, and the related dividend payment, was completed on October 28, 2008.

         The Company has two subsidiary statutory trusts which exist for the exclusive purposes of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2008, the effective interest rate was 6.86%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. While the Company is exposed to counter party risk should Wachovia fail to perform, the recent decrease in interest rates coupled with the current macroeconomic outlook, would indicate that the Company’s current exposure is minimal.

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

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $6.8 million at September 30, 2008.

         Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2008, American Southern had $35.2 million of statutory surplus and Bankers Fidelity had $32.8 million of statutory surplus.

         Net cash used in operating activities was $4.6 million in the nine month period ended September 30, 2008, compared to net cash provided by operating activities of $0.2 million in the nine month period ended September 30, 2007. Cash and short-term investments increased from $36.9 million at December 31, 2007 to $41.1 million at September 30, 2008. The increase in cash and short-term investments during the nine month period ended September 30, 2008 was primarily due to the cash received from the sale of the Company’s regional property and casualty operations, Association Casualty and Georgia Casualty, to Columbia Mutual Insurance Company discussed previously. Partially offsetting the increase in cash and short-term investments during the nine month period ended September 30, 2008 were tax sharing payments of $2.8 million to the Company’s regional property and casualty operations in connection with such sale, federal income tax payments of $2.2 million as well as an increased level of investing exceeding normal sales and maturities. The Company also repaid $12.8 million of bank debt to Wachovia.

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

CONTRACTUAL OBLIGATIONS

        The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(In thousands)
Junior Subordinated Debentures	$ 41,238	$ -	$ -	$ -	$ 41,238
Interest payable(1)	67,123	2,746	5,492	5,492	53,393
Operating leases	3,192	1,038	1,376	778	-
Purchase commitments(2)	6,654	6,654	-	-	-
Losses and claims(3)	50,872	30,014	16,279	3,561	1,018
Future policy benefits(4)	56,186	8,428	15,732	15,170	16,856
Unearned premiums(5)	15,234	6,856	3,199	1,371	3,808
Other policy liabilities	1,528	1,528	-	-	-
Total	$ 242,027	$ 57,264	$ 42,078	$ 26,372	$ 116,313

(1)	Interest payable is based on interest rates as of September 30, 2008 and assumes that all debt remains outstanding until its stated contractual maturity. The interest on outstanding bank debt and trust preferred obligations is at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of September 30, 2008. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims incurred but not reported ("IBNR"). While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year for quarterly reporting, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company performs cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amounts presented could materially differ from the actual amounts paid.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the quarter end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts that may be recoverable based on the level of ultimate sustained loss.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the three month and nine month periods ended September 30, 2008, the Company’s investments in fixed maturities, non-redeemable preferred stocks and common stocks decreased as a result of numerous macroeconomic factors which impacted significantly all of the United States markets. In addition, as of September 30, 2008, the carrying value of the Company’s investments in the fixed maturity securities of General Motors and General Motors Acceptance Corporation decreased from the value as of December 31, 2007 primarily as a result of changes in the credit risk of the issuers as well as the overall liquidity and credit uncertainties in the financial markets. The carrying amount of these fixed maturity investments at September 30, 2008 was $4.6 million with an adjusted cost basis of $10.2 million.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2008	5,420	$ 1.61	5,420	545,569
August 1 - August 31, 2008	2,839	1.59	2,839	542,730
September 1 - September 30, 2008	6,487	1.47	6,487	536,243
Total	14,746	$ 1.54	14,746

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 14, 2008	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.