Form 10-K
period 2008-12-31
ATLANTIC AMERICAN CORP
filed 2009-03-31
CIK 8177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,615,880. On March 16, 2009 there were 22,323,595 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. Atlantic American’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each of American Southern and Bankers Fidelity is managed separately based upon the geographic location or the type of products offered and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance market place. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

The Parent has no significant business operations of its own and relies on fees, dividends and other distributions from its operating subsidiaries as the principal source of cash flow to meet its obligations. Additional information regarding the cash flow and liquidity needs of the Parent can be found in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

In December 2007, the Company entered into an agreement for the sale of its “regional” property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). The Company completed this sale on March 31, 2008. Accordingly, the assets, liabilities and results of operations of these regional property and casualty operations have been reflected by the Company as discontinued operations.

Property and Casualty Operations

American Southern comprises the Company’s property and casualty operations and its primary product lines are as follows:

Business Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorist coverage and physical damage coverage for commercial accounts.

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

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 30 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers personal property, inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Automobile liability	$10,904	$10,936	$16,163	$16,723	$18,944
Automobile physical damage	6,628	8,105	9,698	11,002	11,187
General liability	7,996	10,349	11,394	11,767	10,102
Property	2,374	3,005	3,187	3,692	3,862
Surety	8,356	9,180	10,218	8,263	3,967

Total	$36,258	$41,575	$50,660	$51,447	$48,062

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health business, primarily Medicare supplement insurance, accounted for 81.2% of Bankers Fidelity’s net earned premiums in 2008 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2008, 59.3% were health insurance policies and 40.7% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Life insurance	$10,357	$10,615	$10,960	$11,600	$12,934

Medicare supplement	41,402	41,786	44,919	51,414	49,575
Other accident and health	3,364	3,848	3,041	2,890	2,933

Total health insurance	44,766	45,634	47,960	54,304	52,508

Total	$55,123	$56,249	$58,920	$65,904	$65,442

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including selected riders or options.

Medicare Supplement Insurance includes 8 of the 12 standardized Medicare supplement policies created under the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

Other Accident and Health Insurance coverages include several policies providing for the payment of benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies providing nursing facility care, accident expense, hospital/surgical and disability coverages.

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with active oversight from management. Senior management carefully reviews all new programs prior to implementation. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the business generated. American Southern also solicits business from governmental entities. As an experienced writer for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can obtain or retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through commissioned, independent agents. In general, Bankers Fidelity enters contractual arrangements with various general agents responsible for marketing and other activities, who also, in turn, appoint independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon notice. General agents receive an override commission on sales made by agents appointed by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated solely on a commission basis. Using independent agents also enables Bankers Fidelity to expand or contract its sales force without incurring significant additional expense.

Bankers Fidelity has implemented a selective agent qualification process and had 1,704 licensed agents as of December 31, 2008. The agents concentrate their sales activities in either the accident and health or life insurance product lines. During 2008, approximately 501 agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity utilizes multiple distribution sales channels including agency business, which is centered around a lead generation plan that rewards qualified agents with leads in accordance with monthly production goals. In addition, a protected territory is established for each qualified agent, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory designed to produce a minimum senior population of 25,000. Bankers Fidelity also recruits at a general agent level as well as at a managing general agent level in an effort to use more than one distribution channel to lower expenses.

The Company believes these lead generation systems solve an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with agents who can view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.

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

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect a majority of the new underwritten accounts. The results of each insured are reviewed on a stand-alone basis periodically. When the results are below expectations, management takes appropriate corrective action which may include adjusting rates, reviewing underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $30,000, and Medicare supplement insurance. The majority of its products are “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary focus is the senior market. For life products other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2008 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues products primarily on an accept-or-reject basis with face amounts up to $30,000 for preferred rates, up to $25,000 for standard rates and up to $20,000 for modified graded rates. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).

Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon information obtained from the insured, the Medical Information Bureau (“M.I.B.”) report, paramedical testing, and/or medical records, additional testing may be ordered. If deemed necessary, Bankers Fidelity may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/No health related questions is submitted. For these plans, a M.I.B. report is ordered, however, paramedical testing and medical records are not ordered in most cases. All applications by individuals age 60 and older are also verified by telephone interview.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2008	2007	2006
	(In thousands)

Balance at January 1	$51,704	$55,291	$53,817
Less: Reinsurance recoverables	(13,004)	(12,266)	(12,829)

Net balance at January 1	38,700	43,025	40,988

Incurred related to:
Current year	62,569	65,274	73,167
Prior years(1)	(8,723)	(11,517)	(9,926)

Total incurred	53,846	53,757	63,241

Paid related to:
Current year	40,249	41,687	46,355
Prior years	14,668	16,395	14,849

Total paid	54,917	58,082	61,204

Net balance at December 31	37,629	38,700	43,025
Plus: Reinsurance recoverables	14,870	13,004	12,266

Balance at December 31	$52,499	$51,704	$55,291

(1)	Favorable loss development from property and casualty operations for the years ended December 31, 2008, 2007 and 2006 was $8.0 million, $8.6 million and $6.7 million, respectively. See Note 4 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2008, approximately 86% of the reserves related to property and casualty losses and approximately 14% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the upper end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health subsidiary generally incurs losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billing as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally includes general liability while the short-tail lines of business generally include property and automobile coverages.

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

For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported (“IBNR”) reserves for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses on long-tail lines of business emerge in the early periods is generally not as reliable an indication of the ultimate losses as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analyses and application of prior accident years’ loss ratios after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.

For short-tail lines of business, the emergence of paid loss and case reserves is more credible in the early periods and likely indicative of ultimate losses. The method used to set reserves for these lines is based upon utilization of a historical development pattern for reported losses. IBNR reserves for the current year are set as the difference between the estimated fully developed ultimate losses for each year, less the established, related case reserves and cumulative related payments. IBNR reserves for prior accident years are similarly determined, again relying on an indicated, historical development pattern for reported losses.

Based on the results of regular reserve estimate reviews, the Company determines the appropriate reserve adjustment, if any, to record. If necessary, recorded reserve estimates are changed after consideration of numerous factors, including, but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indication in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to recognize changes in estimates to ultimate losses in mature accident years and less volatile lines of business.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2008 were as follows:

	Case	IBNR	Total
	(In thousands)

Business automobile	$10,195	$9,805	$20,000
Personal automobile/physical damage	966	559	1,525
General & other liability	4,846	10,102	14,948
Other lines (including life)	2,755	5,469	8,224
Medicare supplement	208	5,342	5,550
Unallocated loss adjustment reserves	—	2,252	2,252

Total reserves for losses and claims	$18,970	$33,529	$52,499

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2008 review indicated that reserves could be as much as 19.6% lower or as much as 5.3% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE and are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by the Company’s actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

American Southern establishes reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE. If no value is determined to be more probable in estimating a loss after considering all factors, the Company’s general practice is to reserve at the upper end of the determined reasonable range of loss. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 1998 through 2008. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2008. Futhermore, the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,
	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998
	(In thousands)

Reserve for Losses and LAE	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242	$48,350	$48,764	$46,972
Cumulative paid as of:
One year later		11,630	18,010	14,254	16,521	13,772	15,825	18,093	20,682	18,267	14,643
Two years later			24,793	23,967	24,217	22,202	23,933	26,194	31,687	30,143	25,802
Three years later				27,235	28,775	26,673	28,487	31,257	35,865	37,938	31,491
Four years later					31,019	28,645	31,398	33,683	37,223	39,972	34,987
Five years later						30,257	32,820	35,134	38,616	40,816	36,064
Six years later							34,238	35,610	39,166	42,006	36,464
Seven years later								36,814	39,538	42,079	37,528
Eight years later									39,603	42,352	37,595
Nine years later										42,375	37,868
Ten years later											37,891
Ultimate losses and LAE reestimated as of:
End of year	44,928	43,994	45,655	43,593	42,310	39,042	44,428	46,242	48,350	48,764	46,972
One year later		33,663	35,590	34,897	37,280	35,706	42,235	39,628	46,778	45,866	41,834
Two years later			34,163	32,929	34,108	34,779	40,099	40,249	43,104	46,065	40,502
Three years later				31,560	33,338	31,710	39,260	38,877	42,208	44,800	41,175
Four years later					33,370	31,224	37,163	39,339	41,503	43,792	40,295
Five years later						31,049	37,133	39,067	41,490	43,775	39,621
Six years later							36,914	39,484	41,600	43,674	39,518
Seven years later								39,331	41,822	43,738	39,453
Eight years later									41,652	43,884	39,524
Nine years later										43,762	39,710
Ten years later											39,651
Cumulative redundancy (deficiency)		$10,331	$11,492	$12,033	$8,940	$7,993	$7,514	$6,911	$6,698	$5,002	$7,321
		23.5%	25.2%	27.6%	21.1%	20.5%	16.9%	14.9%	13.9%	10.3%	15.6%

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

Reinsurance

The Company’s insurance subsidiaries may purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of $150,000 per occurrence. Limits per occurrence within the reinsurance treaties are as follows: Fire, inland marine, commercial automobile physical damage — $125,000 excess of $50,000 retention; and automobile liability and general liability — excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account. American Southern maintains a property catastrophe treaty with a $6.6 million limit excess of $400,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2008, $32.3 million of the $280.9 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements remain in force although they no longer provide reinsurance for new business.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity focuses on four core products in the senior market: Medicare supplement, hospital indemnity, small face amount life insurance and short-term nursing home coverage. Bankers Fidelity believes that its primary competitors in this market are Mutual of Omaha, United World, Blue Cross / Blue Shield, United Commercial Travelers and Woodman of the World. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity utilizes a proprietary lead generation program to attract and retain independent agents. Bankers Fidelity actively seeks niche markets through long-term relationships with a select number of independent marketing organizations including worksite marketing, credit union business and association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market expertise.

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

American Southern.  American Southern and its wholly-owned subsidiary, American Safety Insurance Company, are each, as of the date of this report, rated “A” (Excellent) by A.M. Best.

Bankers Fidelity.  Bankers Fidelity is, as of the date of this report, rated “B++” (Very Good) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2008, securities with an amortized cost of $9.1 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2008, American Southern was within the NAIC “usual” range for all 13 financial ratios. Bankers Fidelity was outside the “usual” range on two ratios: the net change in capital and surplus and the gross change in capital and surplus. The change in capital and surplus variance, on both a gross and net basis, was primarily due to realized investment losses of approximately $2.3 million on certain bonds, preferred and common stocks which decreased the company’s surplus during 2008.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2008, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturities:
U.S. Government agencies and authorities	$120,572	62.0%	$127,073	63.1%	$117,127	55.9%
States, municipalities and political subdivisions	409	0.2	412	0.2	414	0.2
Public utilities	9,050	4.7	—	0.0	—	0.0
All other corporate bonds	25,605	13.2	29,628	14.7	33,792	16.2
Redeemable preferred stock	7,361	3.8	10,714	5.3	12,949	6.2
Certificates of deposit	100	0.0	100	0.0	100	0.0

Total fixed maturities(1)	163,097	83.9	167,927	83.3	164,382	78.5
Common and non-redeemable preferred stocks(2)	5,291	2.7	5,335	2.7	22,476	10.7
Mortgage, policy and student loans(3)	2,019	1.0	1,958	1.0	3,328	1.6
Other invested assets(4)	1,433	0.7	1,563	0.8	1,735	0.8
Real estate	38	—	38	—	38	—
Investments in unconsolidated trusts	1,238	0.7	1,238	0.6	1,238	0.6
Short-term investments(5)	21,339	11.0	23,432	11.6	16,191	7.8

Total investments	$194,455	100.0%	$201,491	100.0%	$209,388	100.0%

(1)	Fixed maturity securities are carried on the balance sheet at estimated fair value. Certain fixed maturity securities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total cost of fixed maturity securities was $171.3 million as of December 31, 2008, $168.7 million as of December 31, 2007, and $163.1 million as of December 31, 2006.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $8.8 million as of December 31, 2008, $5.4 million as of December 31, 2007, and $7.5 million as of December 31, 2006.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $1.4 million as of December 31, 2008, $1.6 million as of December 31, 2007, and $1.8 million as of December 31, 2006.

(5)	Short-term investments are valued at cost, which approximates market value at the measurement date.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Average investments(1)	$201,372	$199,614	$199,236
Net investment income	11,688	11,603	11,822
Average yield on investments	5.80%	5.81%	5.93%
Realized investment gains (losses), net(2)	(3,995)	12,627	3,084

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

(2)	Includes a $4.0 million impairment charge in 2008 primarily related to the write-down in the value of certain bonds, preferred and common stocks. See Note 3 of Notes to Consolidated Financial Statements.

Management’s investment strategy is an increased investment in short and medium maturity bonds and to a lesser extent in common and preferred stocks.

Employees

The Company and its subsidiaries employed 125 people at December 31, 2008. Of the 125 people employed at December 31, 2008, 123 were full-time.

Financial Information by Industry Segment

Each of American Southern and Bankers Fidelity operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. See Note 15 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of March 1, 2009, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Positions with the Company	Officer Since

J. Mack Robinson	85	Chairman Emeritus	1974
Hilton H. Howell, Jr.	46	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	52	Senior Vice President & CFO	2002

Officers are elected annually and serve at the discretion of the Board of Directors.

Mr. Robinson has served as a Director since 1974, served as Chairman of the Board from 1974 until February 24, 2009 and served as President and Chief Executive Officer of the Company from September 1988 to May 1995. Effective February 24, 2009, Mr. Robinson resigned his position as Chairman of the Board and assumed the role of Chairman Emeritus. Mr. Robinson is also a director of Gray Television, Inc.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, assumed the title of Chairman of the Board of Directors. Mr. Howell is the son-in-law of Mr. Robinson. He is also a director of Triple Crown Media, Inc. and Gray Television, Inc.

Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. He also serves as a Director of Bankers Fidelity. Prior to joining the Company in July 2002, he had been a partner of Arthur Andersen LLP since 1990. Mr. Sample is also a director of 1st Franklin Financial Corporation.

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and include estimates and assumptions related to, among other things, economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others, those discussed in the “Risk Factors” section which follows and: further deterioration in general economic conditions; continued disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements.

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

The financial markets and global economies are undergoing a period of significant volatility.

Markets in the United States and elsewhere have experienced extreme volatility and disruption for more than twelve months, due largely to the stresses affecting the global banking system, which accelerated significantly in the second half of 2008. The United States has entered a severe recession that is likely to persist well into and perhaps even beyond 2009, despite past and expected governmental intervention in the economy. These circumstances have exerted significant downward pressure on prices of equity securities and many other investment asset classes and have resulted in substantially increased market volatility, severe constrained credit and capital markets, particularly for financial institutions, and an overall loss of investor confidence. Economic conditions have continued to deteriorate in early 2009. Like other insurance companies, which face significant financial markets risk in their operations, the Company has been adversely affected by these conditions.

We operate in a highly competitive environment.

The life and health and property and casualty insurance businesses are highly competitive. We compete with large national insurance companies, locally-based specialty carriers and alternative risk transfer entities whose activities are, in some cases, directed to limited markets. Competitors include companies that have substantially greater resources than we do, as well as mutual companies and similar companies not subject to the expenses and limitations imposed on publicly-held companies. Competition is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written. Increased competition could adversely affect our ability to attract and retain business at current premium levels and reduce the profits that would otherwise arise from operations.

We operate in a highly regulated environment.

Our insurance businesses are subject to extensive regulations by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of the policyholders rather than shareholders. In addition to limiting the amount of dividend and other payments that can be made to us by our insurance subsidiaries, regulatory authorities have broad administrative and supervisory authority relating to: licensing requirements, trade practices, capital and surplus requirements, investment practices and rates charged to our customers. Regulatory authorities may also impose conditions on terms of business or rate increases that we may desire to implement, with a goal to enhance our operating results. In addition, we may incur significant costs in complying with regulatory requests, initiatives and/or requirements. Regulatory authorities generally also regulate insurance holding companies in a variety of matters such as placing limits on acquisitions, changes of control and the terms of any affiliate transactions.

Our revenues may fluctuate with insurance market conditions for similar products.

We derive a significant portion of our insurance premium revenue from Medicare supplement and relatively large commercial property and casualty insurance policies. While we have in the recent past been partially successful in implementing premium increases which typically help improve our operating results, we believe that competition from alternative government sponsored products and pricing decisions from larger insurers will, at least in the short term, result in more moderate pricing increases, if not decreases in certain situations. Should our competitors become less disciplined in their pricing, or more permissive in their terms, we may lose customers who base their purchasing decisions primarily on price, due to the fact that our policy is to price coverage commensurate with the underlying risk. We cannot predict whether, when or how market conditions will change, or the manner in which, or the extent to which any such changes may adversely impact the results of our operations.

The insurance industry is highly cyclical.

The results of companies in the insurance industry historically have been subject to significant fluctuations due to competition, economic conditions, interest rates and other factors. In particular, companies in the property and casualty insurance segment of the industry historically have experienced pricing and profitability cycles. With respect to these cycles, the factors having the greatest impact include intense price competition, less restrictive underwriting standards, aggressive marketing and increased advertising, which have resulted in higher industry-wide combined loss and expense ratios. As a result of our participation in the property and casualty business, our financial condition and results of operations are subject to this cyclicality.

Our revenues and profitability may fluctuate with interest rates and investment results.

We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could adversely affect our shareholders’ equity, income and/or cash flows. Further, to the extent fixed rate investment securities consist of investments in other than government or government agency securities, changing credit risk profiles may significantly affect our operating results. The Company generally carries investment securities at fair value for purposes of financial statement reporting; however, if the value of an investment security declines below its cost or amortized cost, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value. Realized losses are reflected as a reduction in investment results and revenues and could adversely impact our results of operations.

Changes in the value of our investment portfolio may have a material impact on our operating results.

We derive a significant portion of our net earnings from our invested assets. As a result, our operating results depend in part on the performance of our investment portfolio. As of the year ended December 31, 2008, the fair value of our investment portfolio was $173.1 million and net investment income derived from these assets was $11.7 million. We also incurred net realized losses of $4.0 million in 2008. Our investment portfolio is subject to various risks, including:

•	credit risk, which is the risk that our invested assets will decrease in value due to unfavorable changes in the financial prospects or a downgrade in the credit rating of an entity in which we have invested;

•	interest rate risk, which is the risk that the value of our invested assets or our investment income, may decrease due to changes in interest rates;

•	equity price risk, which is the risk that we will incur economic loss due to a decline in equity prices;

•	duration risk, which is the risk that our invested assets may not adequately match the duration of our insurance liabilities;

•	industry sector concentration risk, which is the risk that our invested assets are concentrated in a small number of investment sectors; and

•	general economic conditions that may negatively impact the volume or income stream from our invested amounts or require that we recognize losses on certain investments.

If the Company’s investment portfolio is not appropriately matched with the respective insurance liabilites, we may be forced to liquidate investments prior to their maturity at a significant loss in order to cover these liabilities. This might occur, for instance, in the event of a large or unexpected claim or series of claims. Large investment losses could significantly decrease our asset base, thereby affecting our ability to underwrite new business.

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

The Chairman Emeritus of our Company and his family, directly and indirectly, own slightly less than 2/3 of the outstanding common stock of the Company. Accordingly, on significantly all matters requiring a majority or greater shareholder vote, our Chairman Emeritus and his family effectively control the vote. Such ownership effectively precludes any other shareholder from acquiring any number of shares in an attempt to exercise any degree of control over the Company. Further, as a result of the significant ownership, the level of float of the Company’s stock on the NASDAQ market is minimal.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Leased Properties.  The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which incepted on November 1, 2007, provides for rent adjustments on every fifth anniversary of the term commencement date. On March 31, 2008, this lease was amended. As a result, the Company’s leased space was reduced by 15,903 square feet. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman Emeritus and the largest shareholder of the Company. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

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

On October 28, 2008, the Company and Delta Life Insurance Company, holder of all of the issued and outstanding shares of Series D Preferred Stock of the Company, an affiliate of J. Mack Robinson, our Chairman Emeritus, entered into a letter agreement pursuant to which, among other things, Delta Life Insurance Company (i) consented to the Company’s redemption of its Series B Preferred Stock, and (ii) waived any right it had, as a holder of Series D Preferred Stock, in connection with such redemption.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 16, 2009, there were 4,068 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2008
1st quarter	$1.75	$1.23
2nd quarter	3.00	1.31
3rd quarter	1.73	1.04
4th quarter	1.35	0.52
2007
1st quarter	$4.04	$2.90
2nd quarter	5.44	3.46
3rd quarter	4.15	2.40
4th quarter	2.96	1.11

The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance codes of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2008, American Southern had $36.4 million of statutory surplus and Bankers Fidelity had $29.9 million of statutory surplus.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2008, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of such securities and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-Average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in the
Plan Category	and rights	and rights	first column)

Equity compensation plans approved by security holders	543,500	$1.44	2,531,406
Equity compensation plans not approved by security holders(1)	—	—	—

Total	543,500	$1.44	2,531,406

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2008.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

October 1 — October 31, 2008	13,704	$1.20	13,704	522,539
November 1 — November 30, 2008	3,812	1.01	3,812	518,727
December 1 — December 31, 2008	6,346	1.04	6,346	512,381

Total	23,862	$1.13	23,862

Stock Performance Graph

The graph below compares the cumulative total return to shareholders on the Company’s common stock for the period from December 31, 2003 through December 31, 2008, with (i) the Russell 2000 Index and (ii) the SNL Insurance Index. In future years, the Company is replacing the Nasdaq Insurance Index and the previously selected peer group of insurance companies (the “Insurance Peer Group”) with the SNL Insurance Index primarily as a result of the sale of its regional property and casualty operations in March 2008 which decreased the size of the Company. The Company believes that a comparison to the SNL Insurance Index is more meaningful to investors. For comparative purposes, the total return to shareholders for the period from December 31, 2003 through December 31, 2008 for both the Nasdaq Insurance Index and the Insurance Peer Group have been included in the accompanying performance graph.

Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Atlantic American Corporation	100.00	103.33	90.00	98.67	46.67	24.73

Russell 2000 Index	100.00	118.33	123.72	146.44	144.15	95.44

SNL Insurance Index	100.00	115.43	135.02	148.40	149.33	79.72

NASDAQ Insurance Index	100.00	119.78	130.87	146.72	145.55	128.58

Insurance Peer Group*	100.00	144.82	192.67	259.21	296.81	225.69

*	Insurance Peer Group includes: American Safety Insurance Holdings Ltd. (ASI), Donegal Group Inc. (DGICA), National Security Group, Inc.(NSEC), Meadowbrook Insurance Group, Inc. (MIG), Horace Mann Educators Corp.(HMN), Unico American Corp. (UNAM) and Covanta Holding Corp. (CVA).

The foregoing graph is not, and shall not be deemed to be, filed as part of the Company’s annual report on form 10-K. Such graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, except to the extent specifically incorporated therein by the Company.

Item 6.	Selected Financial Data

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Insurance premiums	$91,381	$97,824	$109,580	$117,351	$113,504
Investment income	11,814	11,722	11,926	10,828	10,071
Other income	531	799	768	1,105	1,049
Realized investment gains (losses), net(1)	(3,995)	12,627	3,084	(7,303)	1,154

Total revenue	99,731	122,972	125,358	121,981	125,778

Insurance benefits and losses incurred	56,830	58,701	65,460	71,201	70,622
Other expenses	43,893	45,173	50,274	51,394	47,466

Total benefits and expenses	100,723	103,874	115,734	122,595	118,088

Income (loss) before income taxes	(992)	19,098	9,624	(614)	7,690
Income tax expense (benefit)	(526)	7,513	2,458	(1,746)	(149)

Income (loss) from continuing operations	(466)	11,585	7,166	1,132	7,839
Income (loss) from discontinued operations, net of tax(2)	(3,417)	(4,333)	1,770	(4,307)	(2,822)

Net income (loss)	$(3,883)	$7,252	$8,936	$(3,175)	$5,017

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.09)	$.46	$.27	$—	$.31
Income (loss) from discontinued operations	(.16)	(.20)	.09	(.21)	(.13)

Net income (loss)	$(.25)	$.26	$.36	$(.21)	$.18

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(.09)	$.45	$.27	$—	$.31
Income (loss) from discontinued operations	(.16)	(.20)	.06	(.21)	(.13)

Net income (loss)	$(.25)	$.25	$.33	$(.21)	$.18

Tangible book value per common share(3)	$2.97	$2.98	$3.30	$3.00	$3.42
Common shares outstanding	22,332	21,817	21,481	21,383	21,213
Total assets	$266,609	$458,254	$459,152	$461,366	$471,274
Total long-term debt	$41,238	$52,988	$52,988	$49,738	$51,488
Total debt	$41,238	$53,988	$53,988	$51,488	$53,238
Total shareholders’ equity	$75,414	$87,794	$94,188	$80,453	$88,960

(1)	Includes a $4,014 impairment charge in 2008 primarily related to the write-down in the value of certain bonds, preferred and common stocks. Includes a $12,896 realized gain in 2007 from the disposition of the Company’s investment in equity securities of Wachovia Corporation. Includes a $7,198 impairment charge in 2005 for automotive sector fixed maturity investments. See Note 3 of Notes to Consolidated Financial Statements.

(2)	See Note 2 of Notes to Consolidated Financial Statements.

(3)	Excludes goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the three years in the period ended December 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

In December 2007, the Company entered into an agreement for the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. The Company completed this sale on March 31, 2008. In accordance with generally accepted accounting principles, the consolidated financial statements reflect the assets, liabilities and operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

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

Unpaid loss and loss adjustment expenses comprised 27% of the Company’s total liabilities at December 31, 2008. This obligation includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2008, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2008 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2008. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2008 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuary develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, would have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 30% of the Company’s total liabilities at December 31, 2008. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 7% of the Company’s total assets at December 31, 2008. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents and comprised 8% of the Company’s total assets at December 31, 2008. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 79% of the Company’s total assets at December 31, 2008. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company has certain fixed maturity securities that do not have publicly quoted values with an estimated fair value as determined by management of $1.9 million at December 31, 2008. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations. As a result of the Company’s review of its investment portfolio, impairment charges of $4.0 million related to the write-down in the value of certain bonds, preferred and common stocks were recorded during 2008. See Note 3 of Notes to Consolidated Financial Statements.

Effective January 1, 2008, on a prospective basis, the Company determined the fair values of certain financial instruments based on the fair market hierarchy established in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

The Company’s Level 1 instruments consist of short-term investments.

The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities as well as its common and non-redeemable preferred stocks.

The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2008, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1.9 million and the zero cost rate collar was a liability of $2.1 million. See Note 16 of Notes to Consolidated Financial Statements.

Deferred income taxes comprised approximately 4% of the Company’s total assets at December 31, 2008. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Revenue
Property and Casualty:
American Southern	$40,466	$47,046	$56,593
Life and Health:
Bankers Fidelity	58,805	74,658	67,443
Corporate and Other	460	1,268	1,322

Total revenue	$99,731	$122,972	$125,358

Income (loss) from continuing operations before income taxes
Property and Casualty:
American Southern	$5,817	$9,462	$10,625
Life and Health:
Bankers Fidelity	1,431	16,105	6,754
Corporate and Other	(8,240)	(6,469)	(7,755)

Income (loss) from continuing operations before income taxes	$(992)	$19,098	$9,624

Income (loss) from discontinued operations, net of tax	$(3,417)	$(4,333)	$1,770

Net income (loss)	$(3,883)	$7,252	$8,936

On a consolidated basis, the Company had a net loss of $3.9 million, or $0.25 per diluted share, in 2008, compared to net income of $7.3 million, or $0.25 per diluted share, in 2007 and $8.9 million, or $0.33 per diluted share, in 2006. Loss from continuing operations was $0.5 million in 2008, compared with income from continuing operations of $11.6 million in 2007 and $7.2 million in 2006; while the loss from discontinued operations was $3.4 million in 2008, compared to loss from discontinued operations of $4.3 million in 2007 and income from discontinued operations of $1.8 million in 2006. The loss from continuing operations before income taxes was $1.0 million in 2008, compared to income from continuing operations before income taxes of $19.1 million in 2007 and $9.6 million in 2006. The loss from continuing operations in 2008 was primarily due to a $4.0 million realized loss related to the write-down in the value of certain bonds, preferred and common stocks due to an other than temporary impairment. The Company had net realized investment losses of $4.0 million in 2008, compared to net realized investment gains of $12.6 million in 2007 and $3.1 million in 2006. In 2007, the Company disposed of a significant holding in Wachovia Corporation which resulted in realized investment gains totaling $12.9 million. Such variations between years in realized investment gains and losses significantly influence the reported income (loss) from continuing operations before income taxes. Income from continuing operations before income taxes and realized investment gains and losses was $3.0 million in 2008 and was $6.5 million in both 2007 and 2006. The magnitude of realized investment gains and losses in any year are a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Total revenue was $99.7 million in 2008 as compared to $123.0 million in 2007 and $125.4 million in 2006. Insurance premiums decreased to $91.4 million in 2008 from $97.8 million in 2007 and $109.6 million in 2006. The continued softening in the property and casualty markets combined with the significant market competition in the Medicare supplement and Medicare advantage markets have resulted in declining premiums in both of the Company’s business segments between years; although premium levels at the end of 2008 appeared to be stabilizing. Premium declines were not as evident in the change in total revenue during 2007 due to the magnitude of the change in realized investment gains in 2007.

Total expenses have decreased consistent with the related premium decreases; although not directly proportionate. Insurance benefits and losses and commissions and underwriting expenses as a percentage of premiums were 95.9%, 93.4% and 93.0% in 2008, 2007 and 2006, respectively.

The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operations consist of Bankers Fidelity.

A more detailed analysis of the operating companies and other corporate activities is provided below.

Underwriting Results

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Gross written premiums	$43,129	$42,351	$55,539
Ceded premiums	(6,250)	(6,379)	(9,265)

Net written premiums	$36,879	$35,972	$46,274

Net earned premiums	$36,258	$41,575	$50,660
Net losses and loss adjustment expenses	16,746	18,399	23,440
Underwriting expenses	17,903	19,185	22,528

Underwriting income	$1,609	$3,991	$4,692

Loss ratio	46.2%	44.3%	46.3%
Expense ratio	49.4	46.1	44.4

Combined ratio	95.6%	90.4%	90.7%

Gross written premiums at American Southern increased $0.8 million, or 1.8%, during 2008 as compared to 2007. The increase in gross written premiums was primarily attributable to a significant increase in commercial automobile business generated by a newly appointed agency. Partially offsetting this increase in gross written premiums were decreases in both the general liability and property lines of business due to the weak construction industry, particularly in the state of Florida.

Ceded premiums decreased $0.1 million, or 2.0%, during 2008 as compared to 2007. The decrease in ceded premiums was primarily due to the decline in the related earned premiums. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease.

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

Ceded premiums decreased $2.9 million, or 31.1%, during 2007 as compared to 2006. The decrease in ceded premiums was primarily due to the decline in the related earned premiums.

The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Automobile liability	$10,904	$10,936	$16,163
Automobile physical damage	6,628	8,105	9,698
General liability	7,996	10,349	11,394
Property	2,374	3,005	3,187
Surety	8,356	9,180	10,218

Total earned premium	$36,258	$41,575	$50,660

Net earned premiums decreased $5.3 million, or 12.8%, during 2008 as compared to 2007 and $9.1 million, or 17.9%, during 2007 as compared to 2006. The decrease in net earned premiums during 2008 was primarily due to the decline in policy writings in 2007. During 2007, American Southern experienced a significant decrease in gross written premiums, which was primarily attributable to the loss of a program marketed through a certain general agent. Prior to 2007, this program produced approximately $10 million in annualized gross written premiums, substantially all of which were earned through 2007. The decrease in net earned premiums during 2007 was primarily attributable to the cancellation of American Southern’s joint venture with AAA Carolinas to market automobile insurance to club members, which was terminated on October 1, 2005. Although the joint venture with AAA Carolinas was terminated in 2005, a portion of the gross written premiums related thereto were earned in 2006. Gross written premiums are earned ratably over the respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current and prior year. In 2008, American Southern’s five key states in terms of premium revenue, Alabama, Florida, Georgia, Indiana, and Ohio, were relatively consistent with those in 2007 and accounted for approximately 63% of total earned premiums for 2008.

The performance of an insurance company is often measured by its combined ratio. The combined ratio represents the percentage of losses, loss adjustment expenses and other expenses that are incurred for each dollar of premium earned by the company. A combined ratio of under 100% represents an underwriting profit while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned). The combined ratio for American Southern increased to 95.6% in 2008 from a combined ratio of 90.4% in 2007. The loss ratio increased to 46.2% in 2008 from 44.3% in 2007. The overall increase in the loss ratio was primarily attributable to higher incurred losses in the surety line of business due to problems in the construction industry which did not occur in 2007. The expense ratio increased to 49.4% in 2008 from 46.1% in 2007. The increase in the expense ratio was primarily due to a relatively consistent level of fixed expenses coupled with a decrease in premium revenues. The combined ratio for American Southern decreased to 90.4% in 2007 from 90.7% in 2006. The single largest component of the decrease was the decreased loss ratio which decreased to 44.3% in 2007 from 46.3% in 2006. The decrease in the loss ratio was primarily attributable to the loss and cancellation of several commercial programs. The expense ratio increased to 46.1% in 2007 from 44.4% in 2006 due primarily to slightly higher profit margins on the business with variable commissions.

In establishing reserves, American Southern initially reserves for losses at the upper end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss pick is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information evolves. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2008, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 22.1% lower or as much as 5.4% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s reserve redundancies for the years ended December 31, 2008, 2007 and 2006 were $8.0 million, $8.6 million and $6.7 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations from American Southern and the Company. The indicated redundancy in 2008 was $0.6 million less than that in 2007. After considering the impact on contingent commissions and other related accruals, the $0.6 million decline in the redundancy resulted in a decline in income from operations before tax of approximately $0.4 million in 2008 as compared to 2007. Conversely, the indicated redundancy in 2007 was $1.9 million greater than that in 2006; and after considering the impact of contingent commissions and other related accruals, the $1.9 million increase in the indicated redundancy resulted in an increase in income from operations before tax of approximately $1.1 million in 2007 as compared to 2006. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. Approximately 88% of American Southern’s business provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods when loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Medicare supplement	$41,402	$41,786	$44,919
Other health products	3,364	3,848	3,041
Life insurance	10,357	10,615	10,960

Total earned premiums	55,123	56,249	58,920

Insurance benefits and losses	40,084	40,302	42,020
Underwriting expenses	17,290	18,251	18,669

Total expenses	57,374	58,553	60,689

Underwriting loss	$(2,251)	$(2,304)	$(1,769)

Premium revenue at Bankers Fidelity decreased $1.1 million, or 2.0%, during 2008 as compared to 2007. Premiums from the Medicare supplement line of business decreased $0.4 million, or 1.0%, in 2008 from 2007 and accounted for 75% of total 2008 earned premiums. In 2008, the company’s five key states in terms of premium revenue, Georgia, Indiana, Ohio, Pennsylvania, and Utah, were consistent with those in 2007 and accounted for approximately 55% of total earned premiums for 2008. The general decline in Medicare supplement premiums has resulted primarily from the increase in competition not only from traditional insurance company competitors but also the federal government as it provides incentives directly and indirectly to seniors to exit traditional Medicare programs and choose instead Medicare Advantage and other similar plans which result in much different economics to the insured. Premiums from the life insurance line of business decreased $0.3 million, or 2.4%, during 2008 compared to 2007 due to the redemption and settlement of existing policies exceeding the level of new sales activity. The other health products premiums decreased to $3.4 million in 2008 from $3.8 million in 2007, or 12.6%, primarily as a result of decreased business activities with group associations. Premiums from group associations decreased $0.7 million, or 88.0%, during 2008 as compared to 2007 due to a decline in first year premiums and the non-renewal of existing policies.

Premium revenue at Bankers Fidelity decreased $2.7 million, or 4.5%, during 2007 as compared to 2006. The most significant decrease in premiums was in the Medicare supplement line of business, where premiums decreased $3.1 million, or 7.0%, due to the continued decline in new business levels and non-renewal of certain policies that resulted from increased competition, as discussed previously. In 2007, the company’s key five states collectively accounted for approximately 55% of total earned premiums. The Medicare supplement line of business in these states decreased approximately $2.4 million as compared to 2006. Premiums from the life insurance line of business decreased $0.3 million, or 3.1%, during 2007 due to a continued decline in sales related activities. The other health products premiums increased to $3.8 million in 2007 from $3.0 million in 2006, or 26.5%, primarily as a result of increased business activities with group “associations.” In 2007, Bankers Fidelity began targeting group “associations” for additional sources of new business.

Benefits and losses decreased slightly during 2008 as compared to 2007 and $1.7 million, or 4.1%, during 2007 as compared to 2006. As a percentage of earned premiums, benefits and losses were 72.7% in 2008 compared to 71.6% in 2007 and 71.3% in 2006. The increasing loss ratio between years was primarily due to the continued aging of the life business. In the years ended December 31, 2008, 2007 and 2006, favorable loss development, primarily from adjustments to the prior years’ IBNR reserves, was $0.7 million, $2.9 million and $3.2 million, respectively. Bankers Fidelity’s Medicare supplement premium revenue peaked in 2005 and has continued to decline through 2008. With the introduction of Medicare Advantage and other competitive products, discussed previously, Medicare supplement revenues declined 1.0% in the year ended December 31, 2008 as compared to 2007. For the years ended December 31, 2007 and 2006, Medicare supplement premiums declined 7.0% and 12.6%, respectively, from the comparable prior years. Such premium revenue declines disrupted historical patterns on which determinations of IBNR reserve adequacy had been based. A primary consideration in reserve adequacy during this period was the significant potential for adverse selection. Even though premium revenues declined, because of offsetting rate increases, the decline in policy count was greater than indicated. Accordingly, until historical experience could be further developed in a declining business environment, indicated excess reserves as a result of favorable development were recognized at the low end of the reasonable range of indicated redundancy. Premium declines on a monthly basis have since moderated and management does not believe that redundancies of such magnitude will continue in future years as evidenced in the 2008 development.

Underwriting expenses decreased $1.0 million, or 5.3%, during 2008 as compared to 2007, and decreased $0.4 million, or 2.2%, during 2007 as compared to 2006. The decrease in underwriting expenses during 2008 was primarily due to decreases in advertising and agency related expenses. The decrease in underwriting expenses during 2007 was directly related to the decline in premium revenues. As a percentage of earned premiums, these expenses were 31.4% in 2008 compared to 32.4% in 2007 and 31.7% in 2006. The increase in the expense ratio during 2007 was primarily due to increased costs on marketing initiatives related to product diversification initiatives.

The indicated underwriting loss of $2.3 million in 2008 and 2007 and $1.8 million in 2006 is prior to considering investment income which is a significant component in evaluating profitability; particularly in the life insurance business. Increased marketing efforts have resulted in underwriting expenses declining at a slower rate than the related premiums and thus increasing the indicated underwriting loss.

Investment Income and Realized Gains

Investment income of $11.8 million increased slightly in 2008 as compared to 2007. The increase in investment income during 2008 was primarily attributable to an increased level of invested assets which resulted from the Company investing the proceeds received from the sale of its regional property and casualty operations. Partially offsetting the increase in investment income was a large number of called securities, the proceeds of which the Company was not able to reinvest at equivalent market rates.

Investment income of $11.7 million decreased $0.2 million, or 1.7%, during 2007 as compared to 2006. The decrease in investment income during 2007 was primarily due to a large number of called securities in the second half of the year, the proceeds of which were reinvested at lower rates.

The Company had net realized investment losses of $4.0 million in 2008 and net realized investment gains of $12.6 million in 2007 and $3.1 million in 2006. The net realized investment losses in 2008 were due to impairment charges related to the write-down in the value of certain bonds, preferred and common stocks. The significant net realized investment gains in 2007 were primarily the result of the disposition of the investment in equity securities of Wachovia Corporation which resulted in a realized investment gain of $12.9 million. The net realized investment gains in 2006 were primarily due to the sale of a portion of the Company’s automotive sector investments (bonds of General Motors, GMAC and Ford), a portion of the Company’s investment in equity securities of Wachovia Corporation, and the sale of a real estate partnership interest, all of which resulted in realized investment gains totaling $3.1 million. During the years ended December 31, 2008 and 2007, the Company recorded investment impairments due to other than temporary declines in values, which reduced reported realized investment gains, related to the following investments:

	2008	2007	2006
	(In thousands)

Corporate securities	$932	$123	$—
Redeemable preferred stocks	$2,342	$—	$—
Common and non-redeemable preferred stocks	$666	$—	$—
Other invested assets	$74	$123	$—

While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $4.0 million in 2008 and $0.2 million in 2007. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. See Note 3 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense of $3.3 million decreased $0.9 million, or 20.7%, during 2008 as compared to 2007. The decrease in interest expense during 2008 was primarily due to a decrease in the London Interbank Offered Rate (“LIBOR”), which occurred in the latter half of 2007 and into 2008. The Company’s interest expense related to its borrowings, including the trust preferred obligations and its outstanding bank debt, is based on LIBOR. In addition, the Company repaid the outstanding balance of $12.8 million under the Company’s credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”), which decreased interest expense by reducing the Company’s average outstanding debt level during 2008.

Interest expense of $4.2 million decreased $0.4 million, or 9.7%, during 2007 as compared to 2006. The decrease in interest expense during 2007 was due to active management of the revolving nature of amounts outstanding under the Credit Agreement. During each quarter, using excess funds, the Company repaid a substantial portion of its bank borrowings. At each quarter end, the Company would then reborrow funds under the Credit Agreement such that borrowed amounts were consistent at each quarter end. Such periodic bank borrowings and repayments resulted in a reduction in interest expense by reducing the average debt level outstanding during 2007 as compared to 2006.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.4 million, or 1.0%, in 2008 as compared to 2007. The decrease in other expenses during 2008 was primarily attributable to targeted reductions in compensation, which were effective beginning October 1, 2007, the elimination of certain corporate positions, and other cost reduction initiatives which were implemented in the fourth quarter of 2007. Partially offsetting the decrease in other expenses were $0.7 million in discretionary bonus payments to certain officers of the Company in connection with the completion of the sale of the regional property and casualty operations, $0.8 million in incremental additional compensation accruals for recognition of 2008 management performance and a $0.3 million goodwill impairment charge, all of which were expensed in

2008. As a percentage of earned premiums, other expenses were 44.4% in 2008 as compared with 41.9% in 2007. The increase in the expense ratio was primarily due to the bonus compensation accruals and the goodwill impairment charge discussed previously coupled with a decrease in premium revenues.

Other expenses decreased $4.7 million, or 10.2%, in 2007 as compared to 2006. The decrease in premium revenue that occurred in 2007 resulted in a corresponding decrease in the related commissions and underwriting expenses. As a percentage of earned premiums, other expenses were 41.9% in 2007 as compared with 41.7% in 2006. The increase in other expenses as a percentage of earned premiums resulted from the increased marketing costs incurred in connection with continuing to diversify and grow the book of business. Offsetting some of the increased marketing costs were cost reduction initiatives implemented in the fourth quarter of 2007.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate result from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. The current year DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in the asset valuation allowance primarily results from a periodic assessment of the realization of certain loss carry forward benefits.

Liquidity and Capital Resources

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of its invested assets. The Company believes that, within each business unit, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At December 31, 2008, the Parent had approximately $21.0 million of cash and short-term investments. Net cash used in operating activities by the Parent was less than $1.0 million in both 2008 and 2007; accordingly, the Company believes that given traditional funding sources of the Parent combined with current cash and short-term investments, the current liquidity issues being faced by certain other companies as a result of the current economic conditions and funding constraints should not be an issue for the Company and/or the Parent for the foreseeable future.

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2008, the Parent’s insurance subsidiaries had statutory surplus of $66.3 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries were $4.7 million, $5.0 million, and $4.9 million in 2008, 2007, and 2006, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $7.8 million, $3.6 million and $4.1 million was paid to the Parent under the tax sharing agreements in 2008, 2007, and 2006, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $5.5 million in 2008, $5.6 million in 2007, and $7.8 million in 2006. As a result of the Parent’s tax loss carryforwards, which totaled approximately $6.0 million at December 31, 2008, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds sufficient to meet its cash flow obligations.

In addition to these internal funding sources, the Company maintains its revolving credit facility under the Credit Agreement pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13.0 million at December 31, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the first half of 2008, the Company repaid the outstanding balance of $12.8 million to Wachovia and since then has not reborrowed any amounts under this Credit Agreement.

Effective October 28, 2008, the Credit Agreement was amended to allow the Company to redeem all the outstanding shares of the Company’s Series B Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”) for $13.4 million, and to allow the Company to pay a dividend in connection therewith, as described below. This transaction was completed on October 28, 2008.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2008, the effective interest rate was 6.23%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements. In addition, the Company believes that, if necessary, at maturity, the Credit Agreement could be refinanced, although there can be no assurance of the terms or conditions of such a refinancing, or its availability.

During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. While the Company is exposed to counterparty risk should Wachovia fail to perform, the recent decrease in interest rates, coupled with the current macroeconomic outlook would indicate that the Company’s current exposure is minimal. The estimated fair value and related carrying value of the Company’s rate collar at December 31, 2008 was a liability of approximately $2.1 million.

At December 31, 2007, the Company had 134,000 shares of Series B Preferred Stock outstanding, having a stated value of $100 per share. All of the shares of Series B Preferred Stock were held by Mr Robinson, the Company’s Chairman Emeritus, and his affiliates (the “Holders”). Annual dividends on the Series B Preferred Stock were $9.00 per share and were cumulative. Dividends accrued whether or not declared by the Company’s board of directors. As of December 31, 2007, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $14.5 million. On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13.4 million. In connection therewith, the Company also paid $1.7 million in dividends to the Holders of the Series B Preferred Stock in satisfaction of a portion of the accrued but unpaid dividends on the Series B Preferred Stock through the date of redemption. The Holders of the Series B Preferred Stock agreed to discharge the Company from any obligation to pay the remaining $13.8 million of accrued but unpaid dividends on the Series B Preferred Stock and to release the Company from any further obligations thereunder. As a result, the reversal of the $13.8 million of accrued but unpaid dividends on the Series B Preferred Stock was recorded as a capital contribution during the fourth quarter of 2008.

At December 31, 2008, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2008 and 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.5 million and $0.6 million, respectively. As of December 31, 2008, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $.02 million.

Net cash used in operating activities totaled $2.7 million in 2008 compared to net cash provided by operating activities of $5.6 million and $6.8 million in 2007 and 2006, respectively. Cash and short-term investments increased to $37.3 million at December 31, 2008 from $36.9 million at December 31, 2007. The increase in cash and short-term investments during 2008 was primarily due to the cash received from the sale of the Company’s regional property and casualty operations, Association Casualty and Georgia Casualty, to Columbia Mutual Insurance Company discussed previously. Partially offsetting the increase in cash and short-term investments during 2008 were tax sharing payments of $3.1 million to the Company’s regional property and casualty operations in connection with such sale, federal income tax payments of $2.2 million, as well as an increased level of investment purchasing activity exceeding normal sales and maturities. The Company also redeemed all the outstanding shares of its Series B Preferred Stock for $13.4 million and paid a $1.7 million dividend in connection therewith. In addition, the Company repaid $12.8 million of bank debt to Wachovia. Cash and short-term investments at December 31, 2008 of $37.3 million are believed to be sufficient to meet the Company’s near-term needs.

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

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”).

The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009, and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized, and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial condition and results of operations; although if future acquisitions are made, the prospective accounting will differ from that in the past.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption was permitted under certain conditions. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any eligible items. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the NAIC, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

The Company’s Level 1 instruments consist of short-term investments.

The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities as well as its common and non-redeemable preferred stocks.

The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2008, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1.9 million and the zero cost rate collar was a liability of $2.1 million. See Note 16 of Notes to Consolidated Financial Statements.

Assets measured at fair value, as of December 31, 2008, on a recurring basis are summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(In thousands)

Fixed maturity securities	$—	$161,168	$1,929	$163,097
Equity securities	—	5,291	—	5,291
Short-term investments	21,339	—	—	21,339

Total	$21,339	$166,459	$1,929	$189,727

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company has structured borrowings that, in accordance with accounting principles generally accepted in the United States of America, are recorded on the Company’s balance sheet at an amount that differs from the ultimate contractual obligation. See Note 7 of Notes to Consolidated Financial Statements.

Contractual Obligations

The following table discloses the amounts of payments due under specified contractual obligations, aggregated by category of contractual obligation, for specified time periods:

	Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Junior Subordinated Debentures	$41,238	$—	$—	$—	$41,238
Interest payable(1)	71,032	2,941	5,881	5,881	56,329
Operating leases	900	867	33	—	—
Purchase commitments(2)	8,094	8,094	—	—	—
Losses and claims(3)	52,499	26,309	17,709	5,281	3,200
Future policy benefits(4)	56,827	8,521	16,308	15,194	16,804
Unearned premiums(5)	9,849	5,517	2,913	896	523
Other policy liabilities	1,906	1,906	—	—	—

Total	$242,345	$54,155	$42,844	$27,252	$118,094

(1)	Interest payable is based on interest rates as of December 31, 2008 and assumes that all debt remains outstanding until its stated contractual maturity. The interest on Junior Subordinated Debentures is at various rates of interest.

(2)	Represents balances due for goods and/or services which have been contractually committed as of December 31, 2008. To the extent contracts provide for early termination with notice but without penalty, only the amounts contractually due during the notice period have been included.

(3)	Losses and claims include case reserves for reported claims and reserves for claims IBNR. While payments due on claim reserves are considered contractual obligations because they relate to insurance policies issued by the Company, the ultimate amount to be paid to settle both case reserves and IBNR reserves is an estimate, subject to significant uncertainty. The actual amount to be paid is not determined until the Company reaches a settlement with any applicable claimant. Final claim settlements may vary significantly from the present estimates, particularly since many claims will not be settled until well into the future. In estimating the timing of future payments by year, the Company has assumed that its historical payment patterns will continue. However, the actual timing of future payments will likely vary materially from these estimates due to, among other things, changes in claim reporting and payment patterns and large unanticipated settlements. Amounts reflected do not include reinsurance amounts which may also be recoverable based on the level of ultimate sustained loss.

(4)	Future policy benefits relate to life insurance policies on which the Company is not currently making payments and will not make future payments unless and until the occurrence of an insurable event, such as a death or disability, or the occurrence of a payment triggering event, such as a surrender of a policy. Occurrence of any of these events is outside the control of the Company and the payment estimates are based on significant uncertainties such as mortality, morbidity, expenses, persistency, investment returns, inflation and the timing of payments. For regulatory purposes, the Company does perform cash flow modeling of such liabilities, which is the basis for the indicated disclosure; however, due to the significance of the assumptions used, the amount presented could materially differ from actual results.

(5)	Unearned premiums represent potential future revenue for the Company; however, under certain circumstances, such premiums may be refundable with cancellation of the underlying policy. Significantly all unearned premiums will be earned within the following twelve month period as the related future insurance protection is provided. Significantly all costs related to such unearned premiums have already been incurred and paid and are included in deferred acquisition costs; however, future losses related to the unearned premiums have not been recorded. The contractual obligations related to unearned premiums reflected in the table represent the average loss ratio applied to the year end unearned premium balances, with loss payments projected in comparable proportions to the year end loss and claims reserves. Projecting future losses is subject to significant uncertainties and the projected payments will most likely vary materially from these estimates as a result of differences in future severity, frequency and other anticipated and unanticipated factors. Amounts reflected do not take into account reinsurance amounts which may be recoverable based on the level of ultimate sustained loss.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

The table below summarizes the estimated fair values that might result from changes in interest rates applicable to the Company’s fixed maturity portfolio:

	+200bp	+100bp	Fair value	−100bp	−200bp
	(In thousands)

December 31, 2008	$143,082	$152,414	$163,097	$175,121	$188,977
December 31, 2007	$148,943	$157,692	$167,927	$178,626	$191,200

The Company is also subject to risk from changes in equity prices. The table below summarizes the effect that a change in equity prices would have on the value of the Company’s equity portfolio.

	+20%	+10%	Fair Value	−10%	−20%
	(In thousands)

December 31, 2008 — Total equity holdings	$6,349	$5,820	$5,291	$4,762	$4,233

December 31, 2007 — Total equity holdings	$6,402	$5,869	$5,335	$4,802	$4,268

The interest rate on the Company’s debt is variable and based on LIBOR. The table below summarizes the effect that changes in interest rates would have on the Company’s interest expense.

	Interest Expense			Interest Expense
	+200bp	+100bp	Debt	−100bp	−200bp
	(In thousands)

December 31, 2008	$800	$400	$41,238	$(400)	$(800)
December 31, 2007	$1,055	$528	$53,988	$(528)	$(1,055)

On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. While the Company is exposed to counterparty risk should Wachovia fail to perform, the recent decrease in interest rates, coupled with the current macroeconomic outlook would indicate that the Company’s current exposure is minimal.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Atlantic American Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We have also audited schedules II, III, IV and VI as of and for each of the three years in the period ended December 31, 2008. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO SEIDMAN LLP

Atlanta, Georgia
March 30, 2009

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Cash and cash equivalents, including short-term investments of $21,339 and $23,432 in 2008 and 2007, respectively	$37,321	$36,909
Investments	173,116	178,059
Receivables:
Reinsurance	14,870	13,004
Other, net of allowance for doubtful accounts of $676 and $728 in 2008 and 2007, respectively	7,789	6,912
Deferred income taxes, net	10,577	3,929
Deferred acquisition costs	19,160	18,830
Other assets	1,648	2,069
Goodwill	2,128	2,388
Assets of discontinued operations (Note 2)	—	196,154

Total assets	$266,609	$458,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$130,774	$128,078
Accounts payable and accrued expenses	19,183	36,047
Debt payable	41,238	53,988
Liabilities of discontinued operations (Note 2)	—	152,347

Total liabilities	191,195	370,460

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series B preferred, 134,000 shares issued and outstanding in 2007; $13,400 redemption value in 2007 (Note 11)	—	134
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized;
22,373,900 shares issued in 2008 and 21,816,999 shares issued in 2007 and 22,332,087 shares outstanding in 2008 and 21,816,999 shares outstanding in 2007	22,374	21,817
Additional paid-in capital	57,107	56,414
Retained earnings	5,119	10,530
Accumulated other comprehensive loss	(9,200)	(1,171)
Treasury stock, at cost, 41,813 shares in 2008	(56)	—

Total shareholders’ equity	75,414	87,794

Total liabilities and shareholders’ equity	$266,609	$458,254

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except
	per share data)

Revenue:
Insurance premiums	$91,381	$97,824	$109,580
Investment income	11,814	11,722	11,926
Realized investment gains (losses), net	(3,995)	12,627	3,084
Other income	531	799	768

Total revenue	99,731	122,972	125,358

Benefits and expenses:
Insurance benefits and losses incurred	56,830	58,701	65,460
Commissions and underwriting expenses	30,816	32,663	36,404
Interest expense	3,298	4,160	4,605
Other	9,779	8,350	9,265

Total benefits and expenses	100,723	103,874	115,734

Income (loss) from continuing operations before taxes	(992)	19,098	9,624
Income tax expense (benefit)	(526)	7,513	2,458

Income (loss) from continuing operations	(466)	11,585	7,166
Income (loss) from discontinued operations, net of tax (Note 2)	(3,417)	(4,333)	1,770

Net income (loss)	(3,883)	7,252	8,936
Preferred stock dividends	(1,528)	(1,691)	(1,333)

Net income (loss) applicable to common stock	$(5,411)	$5,561	$7,603

Basic income (loss) per common share:
Income (loss) from continuing operations	$(.09)	$.46	$.27
Income (loss) from discontinued operations	(.16)	(.20)	.09

Net income (loss) applicable to common shareholders	$(.25)	$.26	$.36

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(.09)	$.45	$.27
Income (loss) from discontinued operations	(.16)	(.20)	.06

Net income (loss) applicable to common shareholders	$(.25)	$.25	$.33

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive
	Preferred	Common	Paid-In	(Accumulated	Income	Treasury
	Stock	Stock	Capital	Deficit)	(Loss)	Stock	Total
	(Dollars in thousands)

Balance, December 31, 2005	$134	$21,412	$48,925	$(2,780)	$12,846	$(84)	$80,453
Comprehensive income:
Net income	—	—	—	8,936	—	—	8,936
Decrease in unrealized investment gains	—	—	—	—	(660)	—	(660)
Fair value adjustment to derivative financial instrument	—	—	—	—	(165)	—	(165)
Minimum pension liability adjustment	—	—	—	—	216	—	216
Deferred income tax attributable to other comprehensive income	—	—	—	—	213	—	213

Total comprehensive income	—	—	—	—	—	—	8,540
Minimum pension liability adjustment due to adoption of SFAS 158, net of tax	—	—	—	—	(743)	—	(743)
Issuance of 70,000 shares of preferred stock	70	—	6,930	—	—	—	7,000
Dividends accrued on preferred stock	—	—	(155)	(1,178)	—	—	(1,333)
Deferred share compensation expense	—	—	4	—	—	—	4
Restricted stock grants	—	22	(22)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 25,774 shares for treasury	—	—	—	—	—	(70)	(70)
Issuance of 102,009 shares for employee benefit plans and stock options	—	50	84	(9)	—	146	271

Balance, December 31, 2006	204	21,484	55,832	4,969	11,707	(8)	94,188
Comprehensive loss:
Net income	—	—	—	7,252	—	—	7,252
Decrease in unrealized investment gains	—	—	—	—	(19,549)	—	(19,549)
Fair value adjustment to derivative financial instrument	—	—	—	—	(575)	—	(575)
Minimum pension liability adjustment	—	—	—	—	312	—	312
Deferred income tax attributable to other comprehensive loss	—	—	—	—	6,934	—	6,934

Total comprehensive loss	—	—	—	—	—	—	(5,626)
Dividends on preferred stock	—	—	—	(1,691)	—	—	(1,691)
Common stock issued in lieu of preferred stock dividend payments	—	227	386	—	—	—	613
Deferred share compensation expense	—	10	(8)	—	—	—	2
Restricted stock grants	—	12	(12)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 5,655 shares for treasury	—	—	—	—	—	(23)	(23)
Issuance of 102,239 shares for employee benefit plans and stock options	—	84	150	—	—	31	265

Balance, December 31, 2007	204	21,817	56,414	10,530	(1,171)	—	87,794
Comprehensive loss:
Net loss	—	—	—	(3,883)	—	—	(3,883)
Increase in unrealized investment losses	—	—	—	—	(11,538)	—	(11,538)
Fair value adjustment to derivative financial instrument	—	—	—	—	(1,345)	—	(1,345)
Minimum pension liability adjustment (Note 10)	—	—	—	—	531	—	531
Deferred income tax attributable to other comprehensive loss	—	—	—	—	4,323	—	4,323

Total comprehensive loss	—	—	—	—	—	—	(11,912)
Preferred stock redeemed (Note 11)	(134)	—	(13,266)	—	—	—	(13,400)
Capital contribution (Note 11)	—	—	13,795	—	—	—	13,795
Dividends on preferred stock	—	—	—	(1,528)	—	—	(1,528)
Common stock issued in lieu of preferred stock dividend payments	—	417	91	—	—	—	508
Restricted stock grants	—	29	(29)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 41,813 shares for treasury	—	—	—	—	—	(56)	(56)
Issuance of 111,106 shares for employee benefit plans and stock options	—	111	36	—	—	—	147

Balance, December 31, 2008	$70	$22,374	$57,107	$5,119	$(9,200)	$(56)	$75,414

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$(3,883)	$7,252	$8,936
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	9,914	11,119	13,697
Acquisition costs deferred	(10,244)	(9,731)	(11,764)
Realized investment losses (gains), net	3,995	(12,627)	(3,084)
Increase (decrease) in insurance reserves and policyholder funds	2,696	(6,238)	(3,497)
Loss (income) from discontinued operations, net	3,417	4,333	(1,770)
Compensation expense related to share awards	66	68	70
Depreciation and amortization	318	108	871
Deferred income tax (benefit) expense	(2,537)	3,711	981
Goodwill impairment	260	620	—
(Increase) decrease in receivables, net	(2,359)	5,067	778
(Decrease) increase in other liabilities	(1,229)	1,507	1,429
Other, net	(3,139)	425	147

Net cash (used in ) provided by continuing operations	(2,725)	5,614	6,794
Net cash used in discontinued operations	(3,424)	(5,629)	(6,298)

Net cash (used in) provided by operating activities	(6,149)	(15)	496

Cash flows from investing activities:
Proceeds from investments sold	606	22,538	18,384
Proceeds from investments matured, called or redeemed	75,835	69,653	24,827
Investments purchased	(88,669)	(78,988)	(59,683)
Net proceeds from sale of insurance subsidiaries	43,392	—	—
Additions to property and equipment	(150)	(446)	(286)

Net cash provided by (used in) continuing operations	31,014	12,757	(16,758)
Net cash (used in) provided by discontinued operations (net of $35,501 of cash transferred in 2008)	(11,996)	12,301	(7,666)

Net cash provided by (used in) investing activities	19,018	25,058	(24,424)

Cash flows from financing activities:
Proceeds from issuance of Series D Preferred Stock	—	—	7,000
Redemption of Series B Preferred Stock	(13,400)	—	—
Payment of dividends on Series B Preferred Stock	(1,675)	—	—
Proceeds from exercise of stock options	—	19	16
Purchase of treasury shares	(56)	(23)	(70)
Proceeds from bank financing	—	36,000	15,750
Repayments of debt	(12,750)	(36,000)	(13,250)
Financing of discontinued operations	4	936	(6,560)

Net cash (used in) provided by continuing operations	(27,877)	932	2,886
Net cash (used in) provided by discontinued operations	(4)	(936)	6,560

Net cash (used in) provided by financing activities	(27,881)	(4)	9,446

Net (decrease) increase in cash	(15,012)	25,039	(14,482)
Cash and cash equivalents at beginning of year
Continuing operations	36,909	17,606	24,684
Discontinued operations	15,424	9,688	17,092

Total	52,333	27,294	41,776

Cash and cash equivalents at end of year
Continuing operations	37,321	36,909	17,606
Discontinued operations	—	15,424	9,688

Total	$37,321	$52,333	$27,294

Supplemental cash flow information:
Cash paid for interest	$3,393	$4,195	$4,711

Cash paid for income taxes	$2,150	$460	$609

Cash received for income taxes	$—	$—	$676

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2008, the Parent owned three insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, Self-Insurance Administrators, Inc. (“SIA, Inc.”). On December 26, 2007, the Company entered into a stock purchase agreement providing for the sale of all the outstanding shares of stock of Association Casualty Insurance Company and Association Risk Management General Agency, Inc., together known as “Association Casualty” and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company (“Columbia”). The Company completed this sale on March 31, 2008. Accordingly, the assets, liabilities, and results of operations of Association Casualty and Georgia Casualty have been reflected by the Company as discontinued operations. See Note 2.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. During 2008 and 2007, impairment charges of $260 and $620, respectively, were recognized. No impairment of the Company’s recorded goodwill was identified during 2006.

Investments

The Company’s investments in both fixed maturity securities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company has certain fixed maturity securities that do not have publicly quoted market values with an estimated fair value as determined by management of $1,929 at December 31, 2008. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures and accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Impact of Recently Issued Accounting Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company does not have financial guarantee insurance products, and, accordingly does not expect the issuance of SFAS 163 to have an effect on the Company’s financial condition or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company expects to adopt SFAS 161 on January 1, 2009, and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized, and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions,

(d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company does not believe that the adoption of either of the standards will have a material impact on the Company’s financial condition or results of operations; although if future acquisitions are made, the prospective accounting will differ from that in the past.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose, at specified election dates, to measure eligible items at fair value (i.e. the fair value option). Items eligible for the fair value option include certain recognized financial assets and liabilities, rights and obligations under certain insurance contracts that are not financial instruments, host financial instruments resulting from the separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument, and certain commitments. Business entities are required to report unrealized gains and losses on items for which the fair value option has been elected in net income. The fair value option: (a) may be applied instrument by instrument, with certain exceptions; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although early adoption was permitted under certain conditions. The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option for any eligible items. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on January 1, 2008. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

The Company’s Level 1 instruments consist of short-term investments.

The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities as well as its common and non-redeemable preferred stocks.

The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2008, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1,929 and the zero cost rate collar was a liability of $2,085. See Note 16.

Assets measured at fair value, as of December 31, 2008, on a recurring basis are summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturity securities	$—	$161,168	$1,929	$163,097
Equity securities	—	5,291	—	5,291
Short-term investments	21,339	—	—	21,339

Total	$21,339	$166,459	$1,929	$189,727

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments (Note 16), pension benefits, commitments and contingencies, among others, and actual results could differ from management’s estimates.

Note 2.	Discontinued Operations

On December 26, 2007, the Company entered into a stock purchase agreement providing for the sale of all the outstanding shares of stock of Association Casualty and Georgia Casualty to Columbia. On March 31, 2008, the Company completed the sale of shares to Columbia in exchange for approximately $43,000 in cash. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Georgia Casualty and Association Casualty as discontinued operations. In connection with the closing, the Company and Columbia had agreed to thereafter finalize a valuation matter with respect to certain loss reserves related to the discontinued operations. Effective March 17, 2009, the Company and Columbia entered into a final agreement with respect to all valuation matters, and the Company agreed to make a payment to Columbia of $1,750; $500 of such liability had been recorded as of the closing and the additional $1,250 was recorded as additional loss from discontinued operations effective December 31, 2008.

The following table provides operating results from the discontinued operations of Georgia Casualty and Association Casualty for the years indicated:

	Year Ended December 31,
	2008	2007	2006

Revenue:
Insurance premiums	$8,789	$37,031	$44,125
Investment income	1,400	6,343	6,397
Realized investment gains, net	8	3,225	3,607
Other income	11	26	45

Total revenue	10,208	46,625	54,174

Benefits and expenses:
Insurance benefits and losses incurred	8,657	34,107	26,472
Commissions and underwriting expenses	3,800	16,951	25,584
Other	—	3,109	453

Total benefits and expenses	12,457	54,167	52,509

Income (loss) from discontinued operations before taxes	(2,249)	(7,542)	1,665
Income tax benefit	(815)	(3,209)	(105)

Income (loss) from discontinued operations, net of tax	(1,434)	(4,333)	1,770
Loss from sale of discontinued operations, net of tax of $415	(1,983)	—	—

Net income (loss) from discontinued operations	$(3,417)	$(4,333)	$1,770

The following table provides condensed information about the assets and liabilities of the discontinued operations of Georgia Casualty and Association Casualty and as aggregated in the consolidated balance sheet:

December 31,
2007

Assets of Discontinued Operations:
Cash and cash equivalents, including short-term investments of $10,585	$15,424

Investments:
Fixed maturities (cost: $91,216)	91,088
Common and non-redeemable preferred stocks (cost: $2,406)	3,139
Other invested assets (cost: $47)	47

Total investments	94,274

Receivables:
Reinsurance	54,391
Other	17,570
Deferred acquisition costs	3,486
Other assets	11,009

Total assets	$196,154

Liabilities of Discontinued Operations:
Unearned premiums	$22,065
Losses and claims	122,418
Accounts payable and accrued expenses	7,864

Total liabilities	$152,347

Note 3.	Investments

Investments were comprised of the following:

	2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$120,572	$1,386	$123	$119,309
Obligations of states and political subdivisions	409	10	—	399
Corporate securities	34,755	41	7,128	41,842
Redeemable preferred stocks	7,361	27	2,381	9,715

Total fixed maturities	163,097	1,464	9,632	171,265
Common and non-redeemable preferred stocks	5,291	588	4,113	8,816
Other invested assets (fair value of $1,433)	1,433	—	—	1,433
Policy and student loans	2,019			2,019
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	173,116	2,052	13,745	184,809
Short-term investments	21,339	—	—	21,339

Total investments	$194,455	$2,052	$13,745	$206,148

	2007
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$127,070	$994	$67	$126,143
Obligations of states and political subdivisions	412	14	—	398
Corporate securities	29,728	314	832	30,246
Mortgage-backed securities (government guaranteed)	3	—	—	3
Redeemable preferred stocks	10,714	264	1,416	11,866

Total fixed maturities	167,927	1,586	2,315	168,656
Common and non-redeemable preferred stocks	5,335	590	621	5,366
Other invested assets (fair value of $1,563)	1,563	—	—	1,563
Policy and student loans	1,958			1,958
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	178,059	2,176	2,936	178,819
Short-term investments	23,432	—	—	23,432

Total investments	$201,491	$2,176	$2,936	$202,251

Bonds having an amortized cost of $9,052 and $10,553 were on deposit with insurance regulatory authorities at December 31, 2008 and 2007, respectively, in accordance with statutory requirements.

Securities with unrealized losses at December 31, 2008 and 2007 were as follows:

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,184	$123	$—	$—	$27,184	$123
Corporate securities	22,423	3,792	5,708	3,336	28,131	7,128
Redeemable preferred stocks	2,224	276	3,196	2,105	5,420	2,381
Common and non-redeemable preferred stocks	267	2,930	2,100	1,183	2,367	4,113

Total temporary impaired securities	$52,098	$7,121	$11,004	$6,624	$63,102	$13,745

	2007
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,189	$40	$4,241	$27	$12,430	$67
Corporate securities	9,801	425	5,918	407	15,719	832
Redeemable preferred stocks	4,465	657	2,751	759	7,216	1,416
Common and non-redeemable preferred stocks	1,980	303	928	318	2,908	621

Total temporary impaired securities	$24,435	$1,425	$13,838	$1,511	$38,273	$2,936

Market changes in interest rates and credit spreads result in changes in the fair values of investments and are accumulated and reported as unrealized gains and losses. The carrying value of the Company’s investments in fixed maturity securities, non-redeemable preferred stocks and common stocks decreased during 2008 as a result of numerous macroeconomic factors which impacted significantly all of the United States markets. The majority of the unrealized losses at December 31, 2008 resulted from holdings in financial entities which have been impacted by the markets and the related liquidity in the markets. The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry type as of December 31, 2008.

	2008
	Carrying	Amortized	Unrealized
	Value	Cost	Gains (Losses)

U.S. Treasury and Government Agencies	$120,572	$119,309	$1,263
Utilities and Telecom	19,785	20,983	(1,198)
Financial Services	21,607	28,586	(6,979)
Diversified Services	3,542	3,787	(245)
Automotive	222	222	—
Media(1)	1,959	6,502	(4,543)
Other	701	692	9

Total	$168,388	$180,081	$(11,693)

(1)	Media includes related party investments in Gray Television, Inc. and Triple Crown Media, Inc. which had an aggregate carrying value of $268 and an amortized cost basis of $3,198 at December 31, 2008. See Note 14.

During the years ended December 31, 2008, 2007, and 2006, the Company recorded impairments related to the following investments.

	2008	2007	2006

Corporate securities	$932	$123	$—
Redeemable preferred stocks	$2,342	$—	$—
Common and non-redeemable preferred stocks	$666	$—	$—
Other invested assets	$74	$123	$—

As part of the Company’s quarterly investment review, the Company has reviewed its investment portfolio and concluded that there were no additional investments with other than temporary impairments as of December 31, 2008 or 2007. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. As a result of issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, if applicable, and management’s expectation that they will continue to do so, also if applicable, management’s intent and ability to hold these securities, as well as the evaluation of the fundamentals of the issuers’ financial condition and other objective evidence, the Company believes that the unrealized losses on investments at December 31, 2008 and 2007 were temporary.

The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2008 and 2007 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2008		2007
	Carrying	Amortized	Carrying	Amortized
	Value	Cost	Value	Cost

Maturities
Due in one year or less	$23,451	$23,404	$43,069	$43,031
Due after one year through five years	13,572	14,028	14,389	14,084
Due after five years through ten years	13,687	14,909	13,832	13,832
Due after ten years	133,726	140,263	120,066	121,138
Varying maturities	—	—	3	3

Totals	$184,436	$192,604	$191,359	$192,088

Investment income was earned from the following sources:

	2008	2007	2006

Fixed maturities	$10,146	$9,384	$9,922
Common and non-redeemable preferred stocks	356	767	948
Mortgage loans	—	79	184
Short-term investments	1,132	1,297	671
Other	180	195	201

Total investment income	$11,814	$11,722	$11,926
Less investment expenses	(126)	(119)	(104)

Net investment income	$11,688	$11,603	$11,822

A summary of realized investment gains (losses) follows:

	2008
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$—	$27	$—	$27
Losses	(666)	(3,282)	(74)	(4,022)

Realized investment gains (losses), net	$(666)	$(3,255)	$(74)	$(3,995)

	2007
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$12,905	$21	$—	$12,926
Losses	—	(176)	(123)	(299)

Realized investment gains (losses), net	$12,905	$(155)	$(123)	$12,627

	2006
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$1,738	$1,201	$654	$3,593
Losses	—	(509)	—	(509)

Realized investment gains (losses), net	$1,738	$692	$654	$3,084

Proceeds from the sale of investments were as follows:

	2008	2007	2006

Common and non-redeemable preferred stocks	$—	$16,635	$1,666
Fixed maturities	491	5,753	15,510
Student loans	—	—	128
Other investments	115	150	1,080

Total proceeds	$606	$22,538	$18,384

The Company’s investments in fixed maturity securites of General Motors and fixed maturity securities and non-redeemable preferred stock of General Motors Acceptance Corporation exceeded 10% of shareholders’ equity at December 31, 2008. The carrying value of these investments at December 31, 2008 was $5,731 with an adjusted cost basis of $8,028.

The Company’s bond portfolio included 96% investment grade securities at December 31, 2008 as defined by the NAIC.

Note 4.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force
	2008	2007	2008	2007

Future policy benefits
Life insurance policies:
Ordinary	$45,276	$44,187	$242,412	$228,780
Mass market	4,228	4,586	6,167	6,985
Individual annuities	285	297	—	—

	49,789	49,070	$248,579	$235,765

Accident and health insurance policies	7,038	6,478

	56,827	55,548
Unearned premiums	19,542	18,948
Losses, claims and loss adjustment expenses	52,499	51,704
Other policy liabilities	1,906	1,878

Total insurance reserves and policyholder funds	$130,774	$128,078

Annualized premiums for accident and health insurance policies were $46,077 and $45,913 at December 31, 2008 and 2007, respectively.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2008	2007	2006

Balance at January 1	$51,704	$55,291	$53,817
Less: Reinsurance recoverables	(13,004)	(12,266)	(12,829)

Net balance at January 1	38,700	43,025	40,988

Incurred related to:
Current year	62,569	65,274	73,167
Prior years	(8,723)	(11,517)	(9,926)

Total incurred	53,846	53,757	63,241

Paid related to:
Current year	40,249	41,687	46,355
Prior years	14,668	16,395	14,849

Total paid	54,917	58,082	61,204

Net balance at December 31	37,629	38,700	43,025
Plus: Reinsurance recoverables	14,870	13,004	12,266

Balance at December 31	$52,499	$51,704	$55,291

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for Medicare supplement as well as certain lines of business within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2008	2007	2006

Total incurred claims	$53,846	$53,757	$63,241
Cash surrender value and matured endowments	1,570	1,413	1,666
Benefit reserve changes	1,414	3,531	553

Total insurance benefits and losses incurred	$56,830	$58,701	$65,460

Note 5.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from one reinsurer as of December 31, 2008. Reinsurance receivables of $14,718 were due from Swiss Reinsurance Corporation, rated “A+” (Strong) by Standard & Poor’s and “A+” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2008	2007	2006

Direct premiums written	$95,467	$96,424	$111,087
Plus — premiums assumed	2,858	2,364	2,929
Less — premiums ceded	(6,350)	(6,729)	(9,338)

Net premiums written	91,975	92,059	104,678

Change in unearned premiums	(594)	6,242	5,006
Change in unearned premiums ceded	—	(477)	(104)

Net change in unearned premiums	(594)	5,765	4,902

Net premiums earned	$91,381	$97,824	$109,580

Provision for benefits and losses incurred	$60,786	$66,641	$70,217
Reinsurance loss recoveries	(3,956)	(7,940)	(4,757)

Insurance benefits and losses incurred	$56,830	$58,701	$65,460

Components of reinsurance receivables were as follows:

	2008	2007

Receivable on unpaid losses	$14,870	$12,929
Receivable on paid losses	—	75

	$14,870	$13,004

Note 6.	Income Taxes

Total income taxes were allocated as follows:

	2008	2007	2006

Tax expense (benefit) on income or loss from:
Continuing operations	$(526)	$7,513	$2,458
Discontinued operations	(1,230)	(3,209)	(105)

Total tax expense (benefit) on income or loss	(1,756)	4,304	2,353

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(4,038)	(6,842)	(231)
Fair value adjustment to derivative financial instrument	(471)	(201)	(58)
Minimum pension liability adjustment	186	109	(325)

Total tax benefit on shareholders’ equity	(4,323)	(6,934)	(614)

Total tax expense (benefit)	$(6,079)	$(2,630)	$1,739

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) from continuing operations was as follows:

	2008	2007	2006

Federal income tax provision at statutory rate of 35%	$(347)	$6,684	$3,368
Tax exempt interest and dividends received deductions	(207)	(282)	(401)
Small life deduction	(350)	(55)	(579)
Non-deductible goodwill	91	217	—
Loss carryforward from sale of subsidiaries	(5,155)	—	—
Intercompany fees(1)	1	363	504
Other permanent differences	39	38	46
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	5,155	333	(569)
Adjustment for prior years’ estimates to actual	247	205	80
State income taxes	—	10	9

Income tax expense (benefit)	$(526)	$7,513	$2,458

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations was as follows:

	2008	2007	2006

Federal income tax provision at statutory rate of 35%	$(1,626)	$(2,640)	$583
Tax exempt interest and dividends received deductions	(41)	(147)	(170)
Intercompany fees(1)	(1)	(363)	(504)
Other permanent differences	438	9	4
Adjustment for prior years’ estimates to actual	—	(68)	(26)
State income taxes	—	—	8

Income tax benefit	$(1,230)	$(3,209)	$(105)

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

The primary differences between the effective tax rate and the federal statutory income tax rate result from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. The current year DRD is adjusted as underlying factors change, including known actual 2008 distributions earned on invested assets. The actual current DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in the asset valuation allowance primarily results from a periodic assessment of the realization of certain loss carry forward benefits.

Deferred tax liabilities and assets at December 31, 2008 and 2007 were comprised of the following:

	2008	2007

Deferred tax liabilities:
Deferred acquisition costs	$(2,856)	$(2,564)
Deferred and uncollected premiums	(704)	(672)
Other	(25)	—

Total deferred tax liabilities	(3,585)	(3,236)

Deferred tax assets:
Net operating loss carryforwards	2,105	1,263
Loss carryforward from sale of subsidiaries	5,155	—
Insurance reserves	2,918	2,819
Impaired assets	3,302	1,333
Alternative minimum tax credit	55	—
Net unrealized investment losses	4,093	266
Bad debts and other	1,689	1,484

Total deferred tax assets	19,317	7,165

Asset valuation allowance	(5,155)	—

Net deferred tax assets	$10,577	$3,929

The components of the income tax expense (benefit) from continuing operations were:

	2008	2007	2006

Current — Federal	$2,011	$3,792	$1,468
Current — State	—	10	9
Deferred — Federal	(2,537)	3,711	981

Total	$(526)	$7,513	$2,458

The components of the income tax benefit from discontinued operations were:

	2008	2007	2006

Current — Federal	$(1,577)	$(1,662)	$(1,089)
Current — State	—	—	8
Deferred — Federal	347	(1,547)	976

Total	$(1,230)	$(3,209)	$(105)

At December 31, 2008, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $6,014 expiring generally between 2010 and 2025. Currently, the Company believes deferred income tax benefits relating to the NOLs will be realized. However, realization of the NOLs will be assessed periodically based on the Company’s current and anticipated results of operations, and amounts could increase or decrease in the near term if estimates of future taxable income change.

On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $5,155. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, as of December 31, 2008, a valuation allowance of $5,155 was established to reduce this deferred tax benefit to zero. The Company will prospectively periodically assess the potential realization of this deferred tax benefit.

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 7.	Credit Arrangements

Bank Debt

At December 31, 2008, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13,000 at December 31, 2008. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the first half of 2008, the Company repaid the outstanding balance of $12,750 to Wachovia and since then has not reborrowed any amounts under this Credit Agreement.

Effective October 28, 2008, the Credit Agreement was amended to allow the Company to redeem all the outstanding shares of the Company’s Series B Preferred Stock, par value $1.00 per share (“Series B Preferred Stock”) for $13,400, and to allow the Company to pay a dividend in connection therewith of $1,675. This redemption, and the related dividend payment, was completed on October 28, 2008. See Note 11.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2008 and 2007, was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2008	18,042	23,196
Balance December 31, 2007	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date
Securities issued	December 4, 2002 17,500	May 15, 2003 22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 8.	Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. While the Company is exposed to counterparty risk should Wachovia fail to perform, the recent decrease in interest rates, coupled with the current macroeconomic outlook would indicate that the Company’s current exposure is minimal.

The estimated fair value and related carrying value of the Company’s rate collar at December 31, 2008 was a liability of approximately $2,085.

Note 9.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,253, $1,268, and $1,276 in 2008, 2007, and 2006, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,

2009	$867
2010	33
Thereafter	—

Total	$900

Note 10.	Employee Benefit Plans

Stock Options

In accordance with the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted, which fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors was authorized to grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 28,688, 12,397 and 21,923 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2008, 2007 and 2006, respectively. As of December 31, 2008, an aggregate of twenty-two employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2008, 2007 and 2006, is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
Shares	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	624,000	$1.42	636,500	$1.43	649,500	$1.44
Options exercised	—	—	(7,000)	2.68	(9,500)	1.70
Options canceled or expired	(80,500)	1.28	(5,500)	1.63	(3,500)	1.44

Options outstanding, end of year	543,500	1.44	624,000	1.42	636,500	1.43

Options exercisable	543,500	1.44	624,000	1.42	636,500	1.43

Options available for future grant	2,531,406		2,479,594		2,486,491

Data on options outstanding and exercisable at December 31, 2008 is as follows:

		Outstanding and Exercisable
		Weighted Average
	Number of	Remaining Life	Weighted Average
Range of Exercise Price	Options	(Years)	Exercise Price

$1.00 to $1.50	307,500	2.78	$1.25
$1.51 to $2.00	236,000	4.16	$1.68

	543,500

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price. No options were granted in 2008, 2007 or 2006.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees, except employees of American Southern. Under the plan, employees generally may elect to contribute up to 16% of their compensation to the plan. The Company generally makes a matching contribution on behalf of each employee in an amount equal to 50% of the first 6% of such contributions. The Company’s matching contribution is in Company common stock and had a value of approximately $147, $136, and $135 in 2008, 2007, and 2006, respectively. During 2007, an additional matching contribution was made by the Company to the plan in an amount equal to 50% of the first 6% of an employee’s contribution to the plan. The additional contribution in 2007 was in cash and was $141. Effective January 1, 2009, the Company initiated a safe harbor employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code. The plan will cover all of the Company’s employees. Under the plan, employees may defer up to 50% of their compensation, not to exceed the statutory maximum allowed contribution. The Company will make a matching contribution on behalf of each employee in an amount equal to 100% of the first 4% of such contributions.

Defined Benefit Pension Plans

The Company has both a funded and unfunded noncontributory defined benefit pension plan covering the employees of American Southern. The plans provide defined benefits based on years of service and average salary. The Company’s general funding policy has been to contribute annually the maximum amount that can be deducted for income tax purposes. Effective May 31, 2008, the Company decided to freeze all benefits related to the qualified pension plan, as well as the supplemental executive retirement plan (“SERP”). The Company intends to terminate the qualified plan pending governmental approval. Upon approval, the Company will distribute the accumulated benefits to its participating employees. The Company intends to terminate the SERP on May 19, 2009 and distribute the accumulated benefits to those employees participating in the SERP. The measurement date for these plans was December 31 of each year.

Obligation and Funded Status

	2008	2007

Change in Benefit Obligation
Net benefit obligation at beginning of year	$6,103	$6,190
Service cost	185	204
Interest cost	338	330
Plan curtailment	(1,005)	—
Actuarial loss	(112)	(316)
Gross benefits paid	(991)	(305)

Net benefit obligation at end of year	4,518	6,103

Change in Plan Assets
Fair value of plan assets at beginning of year	3,164	3,154
Employer contributions	132	215
Actual return on plan assets	(166)	100
Gross benefits paid	(991)	(305)

Fair value of plan assets at end of year	2,139	3,164

Funded Status of Plan
Funded status at end of year	(2,379)	(2,939)
Unrecognized net actuarial loss	375	1,322
Unrecognized prior service cost	—	(7)
Additional minimum liability	(375)	(1,315)

Net amount recognized in accrued liabilities at end of year	$(2,379)	$(2,939)

The accumulated benefit obligation for all defined benefit plans at December 31, 2008 and 2007 was $4,518 and $5,117, respectively.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2008 and 2007 were as follows:

	2008	2007

Discount rate to determine the projected benefit obligation	5.75%	5.75%
Projected annual salary increases	4.50%	4.50%

Included in the above is one plan which is unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $2,262, $2,262, and $0, respectively, as of December 31, 2008 and $2,017, $1,681, and $0, respectively, as of December 31, 2007.

Components of Net Periodic Benefit Cost

Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2008, 2007 and 2006 included the following components:

	2008	2007	2006

Service cost	$185	$204	$237
Interest cost	338	330	314
Expected return on plan assets	(217)	(216)	(193)
Net amortization	80	112	155

	$386	$430	$513

The weighted-average assumptions used to determine the net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Discount rate to determine the net periodic benefit cost	5.75%	5.75%	5.50%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%	7.00%	7.00%
Projected annual salary increases	4.50%	4.50%	4.50%

At December 31, 2008, the qualified defined benefit plan assets (the “Plan Assets”) were invested in the Evergreen Treasury Money Market Fund (the “Evergreen Fund”). During 2008, the Plan Assets were liquidated from the AIM Basic Balanced Fund (the “AIM Fund”) and the proceeds from the sale were invested in the Evergreen Fund. The shift from the AIM Fund to the Evergreen Fund was due to the Company’s decision to freeze all pension benefits. The Evergreen Fund invests 100% of its assets in U.S. Treasury securities. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. Currently, the Company’s primary investment objective is to preserve the Plan Assets pending government approval to terminate the qualified defined benefit plan and distribute accumulated assets to its employees. The Evergreen Fund does not include any equity securities of the Company in its portfolio at any time.

In 2007 and 2006, the qualified defined benefit plan assets were invested in the AIM Fund, the prospectus for which indicated an average annual return of approximately 7% since its inception; accordingly, a 7.00% rate of return was used to calculate the periodic benefit cost. The AIM Fund normally invested at least 65% of its assets in equity securities and at least 30% of its assets in fixed income securities that were investment grade at the time of purchase. The remaining assets of the AIM Fund were allocated to other investments at the fund manager’s discretion, based upon current business, economic and market conditions.

Expected Cash Flows and Payments

The Company expects to pay $4,518 of accumulated benefit obligations in connection with the termination of the defined benefit plans in 2009.

Note 11.	Preferred Stock

At December 31, 2007, the Company had 134,000 shares of Series B Preferred Stock outstanding, having a stated value of $100 per share. All of the shares of Series B Preferred Stock were held by Mr Robinson, the Company’s Chairman Emeritus and his affiliates (the “Holders”). Annual dividends on the Series B Preferred Stock were $9.00 per share and were cumulative. Dividends accrued whether or not declared by the Board of Directors. As of December 31, 2007, the Company had accrued but unpaid dividends on the Series B Preferred Stock of $14,472. On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13,400. In connection therewith, the Company also paid $1,675 in dividends to the Holders of the Series B Preferred Stock in satisfaction of a portion of the accrued but unpaid dividends on the Series B Preferred Stock through the date of redemption. The Holders of the Series B Preferred Stock agreed to discharge the Company from any obligation to pay the remaining $13,795 of accrued but unpaid dividends on the Series B Preferred Stock and to release the Company from any further obligations thereunder. As a result, the reversal of the $13,795 of accrued but unpaid dividends on the Series B Preferred Stock was recorded as a capital contribution during the fourth quarter of 2008.

Also on October 28, 2008, the Company entered into an amendment to its Credit Agreement to allow it to complete the foregoing transactions. See Note 7.

The Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2008 and 2007. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2008 and 2007, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $508 and $613, respectively. As of December 31, 2008, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $23.

Note 12.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2008
			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Loss from continuing operations before preferred stock dividends	$(466)	21,874
Less preferred stock dividends	(1,528)	—

Loss from continuing operations applicable to common shareholders	$(1,994)	21,874	$(.09)

	For the Year Ended
	December 31, 2007
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Income from continuing operations before preferred stock dividends	$11,585	21,606
Less preferred stock dividends	(1,691)	—

Income from continuing operations applicable to common shareholders	9,894	21,606	$.46

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	346

Income from continuing operations applicable to common shareholders	$9,894	21,952	$.45

	For the Year Ended
	December 31, 2006
			Per Share
	Income	Shares	Amount

Basic Earnings Per Common Share
Income from continuing operations before preferred stock dividends	$7,166	21,419
Less preferred stock dividends	(1,333)	—

Income from continuing operations applicable to common shareholders	5,833	21,419	$.27

Diluted Earnings Per Common Share
Effect of dilutive stock options	—	330
Effect of Series B and D Preferred Stock	1,333	5,112

Income from continuing operations applicable to common shareholders	$7,166	26,861	$.27

The assumed conversion of the Series B and Series D Preferred Stock was excluded from the earnings per common share calculation for 2008 and 2007 since their impact was antidilutive. In 2008, all outstanding stock options were excluded from the earnings per common share calculation since their impact was antidilutive.

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

The amount of statutory net income and surplus (shareholders’ equity) from continuing operations for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2008	2007	2006

Life and Health, net income	$1,269	$11,961	$3,173
Property and Casualty, net income	4,472	8,466	5,955

Statutory net income	$5,741	$20,427	$9,128

Life and Health, surplus	$29,876	$33,810	$34,467
Property and Casualty, surplus	36,439	38,213	34,938

Statutory surplus	$66,315	$72,023	$69,405

Under the insurance code of the state of jurisdiction under which each insurance subsidiary operates, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $5,496, $5,576 and $7,786 in 2008, 2007, and 2006, respectively, from its subsidiaries. In 2008, dividend payments by insurance subsidiaries in excess of $8,175 would require prior approval.

Note 14.	Related Party and Other Transactions

In the normal course of business the Company has engaged in transactions with its Chairman Emeritus and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 49,586 square feet of office and covered garage space from an entity which is an affiliate of the Company and its Chairman Emeritus. On March 31, 2008, this lease was amended. As a result, the Company’s leased space was reduced from 65,489 square feet to 49,586 square feet. During the years ended December 31, 2008, 2007, and 2006, the Company paid $909, $1,066 and $1,069, respectively, under this lease.

Certain financing for the Company has been provided by affiliates of the Company’s Chairman Emeritus, in the form of investments in the Series B and the Series D Preferred Stock (See Note 11).

In accordance with terms of the stock purchase agreement with Columbia, certain investments held by the discontinued operations were required to be disposed of at any time prior to the completion of the sale. On March 11, 2008, the Parent acquired 166,354 shares of Gray Television, Inc. (“Gray”) Class A common stock, 56,000 shares of Gray common stock, 11,177 shares of Triple Crown Media, Inc. (“Triple Crown”) common stock, and 1,180 shares of Triple Crown Series A preferred stock held by the discontinued operations at their quoted or estimated market values for an aggregate purchase price of $1,994. Effective November 30, 2007, an investment in a real estate joint venture was sold by Georgia Casualty to an affiliate of the Company’s Chairman Emeritus. In connection with the sale, management obtained an independent appraisal of the underlying real estate assets.

Certain members of the Company’s management are shareholders and on the Board of Directors of Triple Crown and Gray. At December 31, 2008, the Company owned 40,553 shares of Triple Crown common stock, 2,360 shares of Triple Crown Series A preferred stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. At December 31, 2007, the Company (including its discontinued operations) owned 54,732 shares of Triple Crown common stock, 2,360 shares of Triple Crown Series A preferred stock, 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2008 was $0 and $268, respectively. The aggregate carrying value of these investments in Triple Crown and Gray at December 31, 2007 was $1,642 and $4,149, respectively.

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

	American	Bankers	Corporate	Adjustments
	Southern	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2008
Insurance premiums	$36,258	$55,123	$—	$—	$91,381

Insurance benefits and losses incurred	16,746	40,084	—	—	56,830
Expenses deferred	(8,419)	(1,825)	—	—	(10,244)
Amortization and depreciation expense	8,397	1,835	—	—	10,232
Other expenses	17,925	17,280	16,304	(7,604)	43,905

Total expenses	34,649	57,374	16,304	(7,604)	100,723

Underwriting income (loss)	1,609	(2,251)
Investment income, including net realized losses	4,201	3,639	2,884	(2,905)	7,819
Other income	7	43	5,180	(4,699)	531

Income (loss) from continuing operations before income taxes	$5,817	$1,431	$(8,240)	$—	$(992)

Total revenues	$40,466	$58,805	$8,064	$(7,604)	$99,731

Goodwill	$1,350	$778	$—	$—	$2,128

Total assets	$112,547	$118,674	$119,423	$(84,035)	$266,609

	American	Bankers	Corporate	Discontinued	Adjustments
	Southern	Fidelity	& Other	Operations	& Eliminations	Consolidated

December 31, 2007
Insurance premiums	$41,575	$56,249	$—		$—	$97,824

Insurance benefits and losses incurred	18,399	40,302	—		—	58,701
Expenses deferred	(8,398)	(1,333)	—		—	(9,731)
Amortization and depreciation expense	9,460	1,767	—		—	11,227
Other expenses	18,123	17,817	16,515		(8,778)	43,677

Total expenses	37,584	58,553	16,515		(8,778)	103,874

Underwriting income (loss)	3,991	(2,304)
Investment income, including net realized gains	5,450	18,351	4,372		(3,824)	24,349
Other income	21	58	5,674		(4,954)	799

Income (loss) from continuing operations before income taxes	$9,462	$16,105	$(6,469)		$—	$19,098

Total revenues	$47,046	$74,658	$10,046		$(8,778)	$122,972

Goodwill	$1,350	$778	$260		$—	$2,388

Total assets	$116,473	$129,968	$110,465	$196,154	$(94,806)	$458,254

	American	Bankers	Corporate	Discontinued	Adjustments
	Southern	Fidelity	& Other	Operations	& Eliminations	Consolidated

December 31, 2006
Insurance premiums	$50,660	$58,920	$—		$—	$109,580

Insurance benefits and losses incurred	23,440	42,020	—		—	65,460
Expenses deferred	(11,087)	(677)	—		—	(11,764)
Amortization and depreciation expense	12,523	2,045	—		—	14,568
Other expenses	21,092	17,301	17,710		(8,633)	47,470

Total expenses	45,968	60,689	17,710		(8,633)	115,734

Underwriting income (loss)	4,692	(1,769)
Investment income, including net realized gains	5,914	8,450	4,341		(3,695)	15,010
Other income	19	73	5,614		(4,938)	768

Income (loss) from continuing operations before income taxes	$10,625	$6,754	$(7,755)		$—	$9,624

Total revenues	$56,593	$67,443	$9,955		$(8,633)	$125,358

Goodwill	$1,350	$778	$880		$—	$3,008

Total assets	$122,292	$128,246	$113,837	$194,248	$(99,471)	$459,152

Note 16.	Disclosures About Fair Value of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information from various market sources and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$37,321	$37,321	$36,909	$36,909
Fixed maturities	163,097	163,097	167,927	167,927
Common and non-redeemable preferred stocks	5,291	5,291	5,335	5,335
Policy and student loans	2,019	2,019	1,958	1,958
Other invested assets	1,433	1,433	1,563	1,563
Real estate	38	38	38	38
Investments in unconsolidated trusts	1,238	1,238	1,238	1,238
Liabilities:
Debt payable to bank	—	—	12,750	12,750
Junior Subordinated Debentures	41,238	41,238	41,238	41,238

The fair value estimates as of December 31, 2008 and 2007 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fixed Maturity	Derivative
	Securities	(Liability)

Balance, January 1, 2008	$3,000	$(740)
Total unrealized losses included in other comprehensive loss	(1,071)	(1,345)

Balance, December 31, 2008	$1,929	$(2,085)

The Company’s Level 3 fixed maturity securities are comprised solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at an appropriate rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and accordingly values are estimated using projected cash flows at current interest rates discounted at an appropriate rate of interest. Fair value quotations are also obtained from the single counterparty to the transaction.

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” goodwill with a carrying amount of $3,008 was written down to its implied fair value of $2,388 at December 31, 2007 resulting in an impairment charge of $620, which was included in earnings for the year ended December 31, 2007. Goodwill was further written down to its implied fair value of $2,128 at December 31, 2008 resulting in an impairment charge of $260, which was included in earnings for the year ended December 31, 2008.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents, including Short-term Investments

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities, Common and Non-Redeemable Preferred Stocks and Publicly Traded Other Invested Assets

The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices. Certain fixed maturity securities that do not have publicly quoted values are carried at estimated fair value as determined by management.

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

The Company’s comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments from the ownership of a derivative financial instrument and minimum additional pension liability, net of applicable income taxes. Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 were as follows:

	December 31,
	2008	2007	2006

Net realized gains (losses) on investment securities included in income (loss) from continuing operations	$(3,995)	$12,627	$3,084
Net realized gains (losses) on investment securities included in income (loss) from discontinued operations	8	3,225	3,607

Total net realized gains (losses) on investment securities included in net income (loss)	$(3,987)	$15,852	$6,691

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investment securities arising during year	$(15,525)	$(3,697)	$6,031
Reclassification adjustment for net realized (gains) losses on investment securities	3,987	(15,852)	(6,691)

Net pre-tax unrealized losses on investment securities recognized in other comprehensive income (loss)	(11,538)	(19,549)	(660)
Fair value adjustment to derivative financial instrument	(1,345)	(575)	(165)
Minimum pension liability adjustment	531	312	(928)
Deferred income tax attributable to other comprehensive income (loss)	4,323	6,934	614

	$(8,029)	$(12,878)	$(1,139)

Note 18.	Quarterly Financial Information (Unaudited)

The following table sets forth a summary of the quarterly unaudited results of operations for the two years in the period ended December 31, 2008:

	2008					2007
	First	Second	Third	Fourth		First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Quarter	Quarter	Quarter	Quarter

Revenue	$25,903	$25,569	$25,616	$22,643	(1)	$28,287	$27,753	$28,516	$38,416	(3)

Income (loss) from continuing operations before income taxes	$721	$1,070	$(64)	$(2,719	)(1)	$891	$1,305	$2,432	$14,470	(3)
Income tax expense (benefit)	297	285	102	(1,210)		475	686	656	5,696

Income (loss) from continuing operations	424	785	(166)	(1,509)		416	619	1,776	8,774
Income (loss) from discontinued operations, net of tax	(2,166)	—	—	(1,251	)(2)	435	(185)	30	(4,613	)(4)

Net income (loss)	$(1,742)	$785	$(166)	$(2,760)		$851	$434	$1,806	$4,161

Per common share data:
Income (loss) from continuing operations	$—	$.02	$(.03)	$(.08)		$—	$.01	$.06	$.38
Income (loss) from discontinued operations	(.10)	—	—	(.06)		.02	(.01)	—	(.21)

Basic income (loss) per share	$(.10)	$.02	$(.03)	$(0.14)		$.02	$—	$.06	$.17

Income (loss) from continuing operations	$—	$.02	$(.03)	$(.08)		$—	$.01	$.06	$.32
Income (loss) from discontinued operations	(.10)	—	—	(.06)		.02	(.01)	—	(.17)

Diluted income (loss) per share	$(.10)	$.02	$(.03)	$(.14)		$.02	$—	$.06	$.15

(1)	Includes a $3.6 million impairment charge primarily related to the write-down in the value of certain bonds, preferred and common stocks in the fourth quarter of 2008. See Note 3.

(2)	Results from a charge related to disputed items and a subsequent mutual settlement. See Note 2.

(3)	Includes a $12.9 million realized gain from the disposition of the Company’s investment in equity securities of Wachovia Corporation in the fourth quarter of 2007.

(4)	Includes a $3.3 million pre-tax adjustment to adjust the carrying value of the discontinued operations to their estimated fair value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2008.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 5, 2009, to be filed with the SEC within 120 days of the Company’s fiscal year end.

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

1. Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2. Financial Statement Schedules:

Schedule II — Condensed financial information of Registrant

Schedule III — Supplementary insurance information for the three years ended December 31, 2008

Schedule IV — Reinsurance for the three years ended December 31, 2008

Schedule VI — Supplemental information concerning property-casualty insurance operations for the three years ended December 31, 2008

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended.
3.2		—	Bylaws of the registrant, as amended.
10.01		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10.02		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.03		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10	.04**	—	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.05**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.06**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10	.07**	—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.08		—	Credit Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated December 22, 2006].

10.09	—	First Amendment to Credit Agreement and Pledge Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].
10.10	—	Stock Purchase Agreement, dated as of December 26, 2007 between Atlantic American Corporation and Columbia Mutual Insurance Company [incorporated by reference to Exhibit 10.09 to the registrant’s Form 10-K for the year ended December 31, 2007].
10.11	—	First Amendment to Stock Purchase Agreement, dated as of March 17, 2009, between Atlantic American Corporation and Columbia Mutual Insurance Company.
10.12	—	Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007 [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2007].
10.13	—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].
10.14	—	Second Amendment to Credit Agreement between registrant and Wachovia Bank, National Association dated as of October 28, 2008 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated October 31, 2008].
10.15	—	Form of Redemption Letter Agreement entered into by registrant and each holder of Series B Preferred Stock [incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated October 31, 2008].
14.1	—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	—	Subsidiaries of the registrant.
23.1	—	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman Emeritus	March 31, 2009

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2009

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Edward E. Elson Edward E. ElsON	Director	March 31, 2009

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 31, 2009

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 31, 2009

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 31, 2009

/s/ Scott G. Thompson Scott G. Thompson	Director	March 31, 2009

/s/ Mark C. West Mark C. West	Director	March 31, 2009

Signature	Title	Date

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 31, 2009

/s/ Dom H. Wyant Dom H. Wyant	Director	March 31, 2009

/s/ Harold K. Fischer Harold K. Fischer	Director	March 31, 2009

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

ASSETS
Cash and short-term investments	$20,966	$9,220
Investment in subsidiaries	84,035	94,654
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	9,917	3,268
Income taxes receivable from subsidiaries	3,264	4,888
Other assets	2,699	1,380
Net investment in discontinued operations	—	43,807

Total assets	$122,119	$158,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other payables	$5,467	$16,673
Debt payable to bank	—	12,750
Junior subordinated debentures	41,238	41,238

Total liabilities	46,705	70,661
Shareholders’ equity	75,414	87,794

Total liabilities and shareholders’ equity	$122,119	$158,455

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

REVENUE
Fee income from subsidiaries	$4,699	$4,954	$4,939
Distributed earnings from subsidiaries	5,496	5,576	7,786
Other	212	656	745

Total revenue	10,407	11,186	13,470
GENERAL AND ADMINISTRATIVE EXPENSES	9,104	7,429	8,989
INTEREST EXPENSE	3,298	4,160	4,605

	(1,995)	(403)	(124)
INCOME TAX BENEFIT(1)	2,692	526	997

	697	123	873
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF CONTINUING OPERATIONS, NET	(1,163)	11,462	6,293
EQUITY IN EARNINGS (LOSSES) OF DISCONTINUED OPERATIONS, NET	(3,417)	(4,333)	1,770

NET INCOME (LOSS)	$(3,883)	$7,252	$8,936

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,883)	$7,252	$8,936
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Realized investment losses (gains)	622	(533)	(439)
Depreciation and amortization	308	702	692
Compensation expense related to share awards	66	68	70
Equity in undistributed (earnings) losses of continuing operations	1,163	(11,462)	(6,293)
Equity in (earnings) losses of discontinued operations	3,417	4,333	(1,770)
Decrease (increase) in intercompany taxes	1,624	(3,502)	1,696
Deferred income tax (benefit) expense	(2,537)	3,711	981
Increase (decrease) in other liabilities	2,139	(1,607)	291
Other, net	(2,977)	249	163

Net cash (used in ) provided by operating activities	(58)	(789)	4,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	2	—	—
Investments purchased	(3,532)	—	—
Net proceeds from sale of insurance subsidiaries	43,392	—	—
Capital contribution to subsidiaries	(96)	—	—
Additions to property and equipment	(85)	(411)	(173)

Net cash provided by (used in) investing activities	39,681	(411)	(173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D Preferred Stock	—	—	7,000
Redemption of Series B Preferred Stock	(13,400)	—	—
Payment of dividends on Series B Preferred Stock	(1,675)	—	—
Purchase of treasury shares	(56)	(23)	(70)
Proceeds from bank financing	—	36,000	15,750
Repayments of debt	(12,750)	(36,000)	(13,250)
Proceeds from exercise of stock options	—	19	16
Financing of discontinued operations	4	1,036	(6,560)

Net cash (used in) provided by financing activities	(27,877)	1,032	2,886

Net increase (decrease) in cash	11,746	(168)	7,040
Cash at beginning of year	9,220	9,388	2,348

Cash at end of year	$20,966	$9,220	$9,388

Supplemental disclosure:
Cash paid for interest	$3,393	$4,195	$4,711

Cash (received) paid for income taxes	$2,150	$450	$(76)

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable
	(In thousands)

December 31, 2008:
Bankers Fidelity	$15,793	$64,398		$3,305	$1,906
American Southern	3,367	44,928		16,237

	$19,160	$109,326	(1)	$19,542	$1,906

December 31, 2007:
Bankers Fidelity	$15,644	$63,258		$3,332	$1,878
American Southern	3,186	43,994		15,616

	$18,830	$107,252	(2)	$18,948	$1,878

December 31, 2006:
Bankers Fidelity	$16,024	$61,655		$3,494	$1,816
American Southern	4,194	45,655		21,696

	$20,218	$107,310	(3)	$25,190	$1,816

(1)	Includes future policy benefits of $56,827 and losses and claims of $52,499.

(2)	Includes future policy benefits of $55,548 and losses and claims of $51,704.

(3)	Includes future policy benefits of $52,019 and losses and claims of $55,291.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
	(In thousands)

December 31, 2008:
Bankers Fidelity	$55,123	$5,810	$40,084	$1,676	$15,614	$—
American Southern	36,258	5,277	16,746	8,238	9,665	36,879
Other	—	601	—	—	8,700	—

	$91,381	$11,688	$56,830	$9,914	$33,979	$36,879

December 31, 2007:
Bankers Fidelity	$56,249	$6,091	$40,302	$1,713	$16,538	$—
American Southern	41,575	5,497	18,399	9,406	9,779	35,972
Other	—	15	—	—	7,737	—

	$97,824	$11,603	$58,701	$11,119	$34,054	$35,972

December 31, 2006:
Bankers Fidelity	$58,920	$6,097	$42,020	$1,610	$17,059	$—
American Southern	50,660	5,516	23,440	12,087	10,441	46,274
Other	—	209	—	—	9,077	—

	$109,580	$11,822	$65,460	$13,697	$36,577	$46,274

III-2

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net
	(In thousands)

Year ended December 31, 2008:
Life insurance in force	$280,909	$(32,330)	$—	$248,579

Premiums —
Bankers Fidelity	$54,998	$(100)	$225	$55,123	0.4%
American Southern	39,481	(6,250)	3,027	36,258	8.3%

Total premiums	$94,479	$(6,350)	$3,252	$91,381	3.6%

Year ended December 31, 2007:
Life insurance in force	$272,308	$(36,543)	$—	$235,765

Premiums —
Bankers Fidelity	$56,340	$(350)	$259	$56,249	0.5%
American Southern	45,624	(6,856)	2,807	41,575	6.8%

Total premiums	$101,964	$(7,206)	$3,066	$97,824	3.1%

Year ended December 31, 2006:
Life insurance in force	$269,306	$(37,238)	$—	$232,068

Premiums —
Bankers Fidelity	$58,692	$(73)	$301	$58,920	0.5%
American Southern	57,369	(9,369)	2,660	50,660	5.3%

Total premiums	$116,061	$(9,442)	$2,961	$109,580	2.7%

IV-1

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment Expenses		Amortization	Paid Claims
	Deferred				Net	Incurred Related To		of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

December 31, 2008	$3,367	$44,928	$16,237	$36,258	$5,277	$24,740	$(7,994)	$8,238	$17,753	$36,879

December 31, 2007	$3,186	$43,994	$15,616	$41,575	$5,497	$27,009	$(8,610)	$9,406	$20,723	$35,972

December 31, 2006	$4,194	$45,655	$21,696	$50,660	$5,516	$30,174	$(6,734)	$12,087	$20,815	$46,274

VI-1