Form 10-Q
period 2009-03-31
ATLANTIC AMERICAN CORP
filed 2009-05-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

OR

|_| Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 Incorporated pursuant to the laws of the State of Georgia

Internal Revenue Service-- Employer Identification No.
58-1027114

Address of Principal Executive Offices:
4370 Peachtree Road, N.E., Atlanta, Georgia 30319
(404) 266-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |_| (Do not check if a smaller reporting company) Smaller Reporting Company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 12, 2009, was 22,323,595.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited March 31, 2009	December 31, 2008
Cash and cash equivalents, including short-term investments of $18,725 and $21,339	$ 23,920	$ 37,321
Investments:
Fixed maturities (cost: $178,931 and $171,265)	166,577	163,097
Common and non-redeemable preferred stocks (cost: $8,816 and $8,816)	3,754	5,291
Other invested assets (cost: $1,403 and $1,433)	1,403	1,433
Policy and student loans	2,004	2,019
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	175,014	173,116
Receivables:
Reinsurance	10,111	14,870
Other (net of allowance for doubtful accounts: $541 and $676)	6,743	7,789
Deferred income taxes, net	12,501	10,577
Deferred acquisition costs	19,176	19,160
Other assets	1,648	1,648
Goodwill	2,128	2,128
Total assets	$ 251,241	$ 266,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 57,227	$ 56,827
Unearned premiums	18,162	19,542
Losses and claims	47,078	52,499
Other policy liabilities	1,513	1,906
Total policy liabilities	123,980	130,774
Accounts payable and accrued expenses	14,137	19,183
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	179,355	191,195

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900 and 22,373,900; shares outstanding: 22,323,595 and 22,332,087	22,374	22,374
Additional paid-in capital	57,124	57,107
Retained earnings	5,248	5,119
Accumulated other comprehensive loss	(12,867)	(9,200)
Treasury stock, at cost: 50,305 and 41,813 shares	(63)	(56)
Total shareholders' equity	71,886	75,414
Total liabilities and shareholders' equity	$ 251,241	$ 266,609

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Insurance premiums	$ 22,797	$ 23,032
Investment income	2,735	2,690
Realized investment gains, net	13	24
Other income	67	157
Total revenue	25,612	25,903
Benefits and expenses:
Insurance benefits and losses incurred	14,880	13,918
Commissions and underwriting expenses	7,518	8,309
Interest expense	721	927
Other	2,186	2,028
Total benefits and expenses	25,305	25,182
Income from continuing operations before income taxes	307	721
Income tax expense	51	297
Income from continuing operations	256	424
Loss from discontinued operations, net of tax (Note 3)	-	(2,166)
Net income (loss)	256	(1,742)
Preferred stock dividends	(127)	(428)
Net income (loss) applicable to common stock	$ 129	$ (2,170)
Basic income (loss) per common share:
Income from continuing operations	$ .01	$ -
Loss from discontinued operations	-	(.10)
Net income (loss) applicable to common shareholders	$ .01	$ (.10)
Diluted income (loss) per common share:
Income from continuing operations	$ .01	$ -
Loss from discontinued operations	-	(.10)
Net income (loss) applicable to common shareholders	$ .01	$ (.10)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Three Months Ended March 31, 2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2008	$ 70	$ 22,374	$ 57,107	$ 5,119	$ (9,200)	$ (56)	$ 75,414
Comprehensive income (loss):
Net income				256			256
Increase in unrealized investment losses					(5,722)		(5,722)
Fair value adjustment to derivative financial instrument					81		81
Deferred income tax attributable to other comprehensive loss					1,974		1,974
Total comprehensive loss							(3,411)
Dividends accrued on preferred stock				(127)			(127)
Amortization of unearned compensation			17				17
Purchase of shares for treasury						(7)	(7)
Balance, March 31, 2009	$ 70	$ 22,374	$ 57,124	$ 5,248	$ (12,867)	$ (63)	$ 71,886
Three Months Ended March 31, 2008
Balance, December 31, 2007	$ 204	$ 21,817	$ 56,414	$ 10,530	$ (1,171)	$ -	$ 87,794
Comprehensive income (loss):
Net loss				(1,742)			(1,742)
Increase in unrealized investment losses					(1,722)		(1,722)
Fair value adjustment to derivative financial instrument					(665)		(665)
Deferred income tax attributable to other comprehensive loss					835		835
Total comprehensive loss							(3,294)
Dividends accrued on preferred stock				(428)			(428)
Amortization of unearned compensation			17				17
Issuance of shares for employee benefit plans and stock options		40	21				61
Balance, March 31, 2008	$ 204	$ 21,857	$ 56,452	$ 8,360	$ (2,723)	$ -	$ 84,150

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 256	$ (1,742)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred acquisition costs	2,745	2,738
Acquisition costs deferred	(2,761)	(2,499)
Realized investment gains	(13)	(24)
Decrease in insurance reserves	(6,794)	(2,988)
Loss from discontinued operations, net	-	2,166
Compensation expense related to share awards	17	17
Depreciation and amortization	54	106
Deferred income tax expense (benefit)	51	(1,280)
Decrease in receivables, net	5,421	240
Decrease in other liabilities	(5,091)	(3,264)
Goodwill impairment	-	260
Other, net	38	(1,472)
Net cash used in continuing operations	(6,077)	(7,742)
Net cash used in discontinued operations	-	(3,424)
Net cash used in operating activities	(6,077)	(11,166)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	34,801	36,926
Investments purchased	(42,030)	(31,019)
Net proceeds from sale of insurance subsidiaries	-	43,392
Additions to property and equipment	(88)	(69)
Net cash (used in) provided by continuing operations	(7,317)	49,230
Net cash used in discontinued operations (net of $35,501 of cash transferred in 2008)	-	(11,996)
Net cash (used in) provided by investing activities	(7,317)	37,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(9,000)
Purchase of shares for treasury	(7)	-
Financing of discontinued operations	-	4
Net cash used in continuing operations	(7)	(8,996)
Net cash used in discontinued operations	-	(4)
Net cash used in financing activities	(7)	(9,000)
Net (decrease) increase in cash and cash equivalents	(13,401)	17,068
Cash and cash equivalents at beginning of period
Continuing operations	37,321	36,909
Discontinued operations	-	15,424
Total	37,321	52,333
Cash and cash equivalents at end of period
Continuing operations	23,920	69,401
Discontinued operations	-	-
Total	$ 23,920	$ 69,401
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 755	$ 999
Cash paid for income taxes	$ -	$ 2,000

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

        In March 2008, the Company completed the sale of its regional property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the results of operations of Association Casualty and Georgia Casualty have been reflected by the Company as discontinued operations. See Note 3.

Note 2.  Impact of Recently Issued Accounting Standards

        In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for an asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. FSP FAS 157-4 includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence and further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from its application.

        In April 2009, the FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 replaces the existing requirement for debt securities, that in order for an entity to conclude impairment is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, FSP FAS 115-2 and FAS 124-2 requires management to assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and FAS 124-2 also change the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit related losses are to be recorded in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 also expand and increase the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.

        FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009, provided both FSPs are adopted concurrently. The Company will adopt both FSPs beginning with the interim period ending on June 30, 2009. The Company has not yet determined the effect of the adoption of these FSPs on the Company’s consolidated financial statements, but does not believe it will be material to the results of operations.

        In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company adopted SFAS 163 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized, and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company adopted SFAS 141(R) and SFAS 160 on January 1, 2009. Adoption of these statements did not have a material impact on the Company’s financial condition or results of operations.

Note 3.  Discontinued Operations

        On March 31, 2008, the Company completed the sale of its regional property and casualty operations comprised of Association Casualty and Georgia Casualty to Columbia for approximately $41,600 in cash. Accordingly, the consolidated financial statements reflect the operating results of Association Casualty and Georgia Casualty as discontinued operations.

        The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month period ended March 31, 2008:

Three Months Ended March 31,
2008
Revenue:
Insurance premiums	$ 8,789
Investment income	1,400
Realized investment gains, net	8
Other income	11
Total revenue	10,208
Benefits and expenses:
Insurance benefits and losses incurred	8,657
Commissions and underwriting expenses	3,800
Total benefits and expenses	12,457
Loss from discontinued operations before taxes	(2,249)
Income tax benefit	(815)
Loss from discontinued operations, net of tax	(1,434)
Loss from sale of discontinued operations, net of tax of $415	(732)
Net loss from discontinued operations	$ (2,166)

Note 4.  Segment Information

        The Company’s operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each business unit for the three month periods ended March 31, 2009 and 2008.

	Three Months Ended March 31,
Revenues	2009	2008
American Southern	$ 10,252	$ 10,556
Bankers Fidelity	15,242	15,199
Corporate and Other	1,816	2,011
Adjustments and Eliminations	(1,698)	(1,863)
Total Revenue	$ 25,612	$ 25,903

	Three Months Ended March 31,
Income (loss) before income taxes	2009	2008
American Southern	$ 1,605	$ 2,134
Bankers Fidelity	395	416
Corporate and Other	(1,693)	(1,829)
Consolidated Results	$ 307	$ 721

Note 5.   Credit Arrangements

        Bank Debt

        At March 31, 2009, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13,000 at March 31, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month period ended March 31, 2009, there was no balance outstanding under this Credit Agreement.

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

        The financial structure of each of Atlantic American Statutory Trust I and II, as of March 31, 2009 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance March 31, 2009	18,042	23,196
Balance December 31, 2008	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 6.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2008 and into 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, the current level of interest rates, coupled with the current macroeconomic outlook, would indicate that the Company’s current exposure is minimal.

        The estimated fair value and related carrying value of the Company’s interest rate collar at March 31, 2009 was a liability of approximately $2,004.

Note 7.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2009	2008
Net realized gains on investments included in income from continuing operations	$ 13	$ 24
Net realized gains on investments included in loss from discontinued operations	-	8
Total net realized gains on investments included in net income (loss)	$ 13	$ 32
Other components of comprehensive income (loss):
Net pre-tax unrealized losses on investments arising during period	$ (5,709)	$ (1,690)
Reclassification adjustment	(13)	(32)
Net pre-tax unrealized losses on investments recognized in other comprehensive loss	(5,722)	(1,722)
Fair value adjustment to derivative financial instrument	81	(665)
Deferred income tax attributable to other comprehensive loss	1,974	835
Change in accumulated other comprehensive loss	(3,667)	(1,552)
Accumulated other comprehensive loss beginning of period	(9,200)	(1,171)
Accumulated other comprehensive loss end of period	$ (12,867)	$ (2,723)

Note 8.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$ 256	22,297
Less preferred stock dividends	(127)
Income from continuing operations applicable to common shareholders	$ 129	22,297	$ .01

	Three Months Ended March 31, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 424	21,812
Less preferred stock dividends	(428)
Loss from continuing operations applicable to common shareholders	(4)	21,812	$ -
Diluted Earnings Per Common Share:
Effect of dilutive stock options		316
Loss from continuing operations applicable to common shareholders	$ (4)	22,128	$ -

     The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for the three month periods ended March 31, 2009 and 2008, respectively, since its impact was antidilutive. All outstanding stock options were excluded from the earnings per common share calculation for the three month period ended March 31, 2009 since their impact was antidilutive. The assumed conversion of the Company’s Series B Preferred Stock was excluded from the earnings per common share calculation for the three month period ended March 31, 2008 since its impact was antidilutive. On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13,400.

Note 9.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense from continuing operations is as follows:

	Three Months Ended March 31,
	2009	2008
Federal income tax provision at statutory rate of 35%	$ 107	$ 253
Tax exempt interest and dividends received deductions	(64)	(54)
Non-deductible goodwill	-	91
Loss carryforward from sale of subsidiaries	-	(3,519)
Other permanent differences	8	7
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	3,519
Income tax expense	$ 51	$ 297

        The components of the income tax expense from continuing operations were:

	Three Months Ended March 31,
	2009	2008
Current - Federal	$ -	$ 1,577
Deferred - Federal	51	(1,280)
Total	$ 51	$ 297

        A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations is as follows:

Three Months Ended March 31,
2008
Federal income tax provision at statutory rate of 35%	$ (1,189)
Tax exempt interest and dividends received deductions	(41)
Income tax benefit	$ (1,230)

        The components of the income tax benefit from discontinued operations were:

Three Months Ended March 31,
2008
Current - Federal	$ (1,577)
Deferred - Federal	347
Total	$ (1,230)

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2009 resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income.

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 resulted from the DRD and a non-deductible goodwill impairment charge. On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, during the three month period ended March 31, 2008, the Company increased its valuation allowance by $3.5 million to reduce this deferred tax benefit to zero. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits.

Note 10.  Employee Retirement Plans

        Effective May 31, 2008, the Company decided to freeze all benefits related to the qualified pension plan, as well as the supplemental executive retirement plan (“SERP”). The Company intends to terminate the qualified plan pending governmental approval. Upon approval, the Company will distribute the accumulated benefits to its participating employees. The Company intends to terminate the SERP in May 2009 and distribute the accumulated benefits to those employees participating in the SERP.

        Effective January 1, 2009, the Company initiated a safe harbor employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code (the “Plan”) which replaced the Company’s previous 401(k) plan. The Plan will cover all of the Company’s employees. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the statutory maximum allowed contribution. The Company’s matching contribution is equal to 100% of the first 4% of such contributions.

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company for the three month period ended March 31, 2008:

Three Months Ended March 31,
2008
Service cost	$ 46
Interest cost	84
Expected return on plan assets	(54)
Net amortization	20
Net periodic benefit cost	$ 96

      The weighted-average assumptions used to determine the net periodic benefit cost for the three month period ended March 31, 2008 were as follows:

Three Months Ended March 31,
2008
Discount rate	5.75%
Expected return on plan assets	7.00%
Projected annual salary increases	4.50%

Note 11.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12.  Investments

        During the three month period ended March 31, 2009, the carrying value of the Company’s investments in fixed maturity securities, non-redeemable preferred stocks and common stocks decreased as a result of numerous macroeconomic factors which impacted significantly all of the United States financial markets. The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry type as of March 31, 2009.

	March 31, 2009
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury and Government Agencies	$ 120,808	$ 120,357	$ 451
Utilities and Telecom	23,986	25,558	(1,572)
Financial Services	18,318	29,629	(11,311)
Diversified Services	3,224	3,787	(563)
Automotive	183	222	(39)
Media(1)	2,110	6,502	(4,392)
Other	1,702	1,692	10
Total	$ 170,331	$ 187,747	$ (17,416)

        (1) Media includes related party investments in Gray Television, Inc. and Triple Crown Media, Inc. which had an aggregate carrying value of $306 and an amortized cost basis of $3,198 at March 31, 2009.

        During the three month period ended March 31, 2009, net pre-tax unrealized losses recognized in other comprehensive loss increased $5,722 from net pre-tax unrealized losses of $11,694 valued as of December 31, 2008. Of the $5,722 increase, $4,331 was due to the decrease in value of the Company’s holdings in financial services entities which continue to be impacted by current macroeconomic conditions. As of March 31, 2009, management does not believe that there are any unrecognized other than temporary impairments in the value of these investments.

        The Company’s investments in the fixed maturity securities of General Motors (automotive) and General Motors Acceptance Corporation (financial services) exceeded 10% of shareholders’ equity at March 31, 2009. The following table sets forth the carrying value, amortized cost, and unrealized losses for each of these investments as of March 31, 2009.

March 31, 2009
	Carrying Value	Amortized Cost	Unrealized Losses
GMAC bonds	$ 3,811	$ 6,779	$ (2,968)
GMAC and GM redeemable and non-redeemable preferred stocks	613	1,298	(685)
Total	$ 4,424	$ 8,077	$ (3,653)

         Effective January 1, 2008, on a prospective basis, the Company determines the fair values of certain financial instruments based on the fair market hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        The Company's Level 1 instruments consist of short-term investments.

        The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities as well as its common and non-redeemable preferred stocks.

        The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of March 31, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1,808 and the zero cost rate collar was a liability of $2,004 (See Note 6).

        Assets measured at fair value, as of March 31, 2009, on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 164,769	$ 1,808	$ 166,577
Equity securities	-	3,754	-	3,754
Short-term investments	18,725	-	-	18,725
Total	$ 18,725	$ 168,523	$ 1,808	$ 189,056

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month period ended March 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

        In December 2007, the Company entered into an agreement for the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. This transaction was completed on March 31, 2008. In accordance with generally accepted accounting principles, the consolidated financial statements included in this quarterly report reflect the operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

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

         Unpaid loss and loss adjustment expenses comprised 26% of the Company’s total liabilities at March 31, 2009. This obligation includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2009, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2009 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2009. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2009 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuary develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 32% of the Company’s total liabilities at March 31, 2009. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 8% of the Company’s total assets at March 31, 2009. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at March 31, 2009. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 79% of the Company’s total assets at March 31, 2009. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities, that do not have publicly quoted values, with an estimated fair value as determined by management of $1.8 million at March 31, 2009. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         Effective January 1, 2008, on a prospective basis, the Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. The first level of such hierarchy determines fair value at the quoted price (unadjusted) in active markets for identical assets (Level 1). The second level determines fair value using valuation methodology including quoted prices for similar assets and liabilities in active markets and other inputs that are observable for the asset or liability, either directly or indirectly for substantially similar terms (Level 2). The third level for determining fair value utilizes inputs to valuation methodology which are unobservable for the asset or liability (Level 3). Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        The Company's Level 1 instruments consist of short-term investments.

        The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities as well as its common and non-redeemable preferred stocks.

        The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of March 31, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1.8 million and the zero cost rate collar was a liability of $2.0 million (See Note 6).

        Assets measured at fair value, as of March 31, 2009, on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Fixed maturity securities	$ -	$ 164,769	$ 1,808	$ 166,577
Equity securities	-	3,754	-	3,754
Short-term investments	18,725	-	-	18,725
Total	$ 18,725	$ 168,523	$ 1,808	$ 189,056

         Deferred income taxes comprised approximately 5% of the Company’s total assets at March 31, 2009. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

         For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.3 million, or $0.01 per diluted share, for the three month period ended March 31, 2009, compared to a net loss of $1.7 million, or $0.10 per diluted share, for the three month period ended March 31, 2008. Income from continuing operations was $0.3 million in the three month period ended March 31, 2009, compared to $0.4 million in the three month period ended March 31, 2008. The net loss in the three month period ended March 31, 2008 was due to the $2.2 million loss from discontinued operations. Premium revenue for the three month period ended March 31, 2009 decreased $0.2 million, or 1.0%, to $22.8 million from $23.0 million in the comparable period of 2008. The decrease in premiums in the three month period ended March 31, 2009 was primarily attributable to continued softening in the property and casualty markets combined with the market competition in the Medicare supplement line of business. Income before tax from continuing operations decreased $0.4 million, or 57.4%, in the three month period ended March 31, 2009, from the comparable period in 2008. The decrease in income before tax from continuing operations was primarily due to several large automobile claims incurred in the Company’s property and casualty operations during the three month period ended March 31, 2009. These losses were partially offset by a reduction in the accrual for profit sharing commissions and the related agent contracts.

         A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month period ended March 31, 2009 and the comparable period in 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Gross written premiums	$ 8,877	$ 8,788
Ceded premiums	(1,666)	(1,467)
Net written premiums	$ 7,211	$ 7,321
Net earned premiums	$ 8,986	$ 9,266

        Gross written premiums at American Southern increased $0.1 million, or 1.0%, during the three month period ended March 31, 2009 over the comparable period in 2008. The increase in gross written premiums during the three month period ended March 31, 2009 was primarily due to an increase in commercial automobile business marketed through a single general agent. Partially offsetting this increase were decreases in gross written premiums in the general liability and surety lines of business due primarily to the weak construction industry.

        Ceded premiums increased $0.2 million, or 13.6%, during the three month period ended March 31, 2009 over the comparable period in 2008. The increase in ceded premiums during the three month period ended March 31, 2009 was primarily attributable to higher reinsurance rates resulting from changes in the composition of business. Ceded premiums increased disproportionately due to the higher reinsurance costs associated with the commercial automobile business versus the reinsurance costs in the declining lines of business.

        The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2009 and the comparable period in 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Commercial automobile	$ 4,691	$ 4,261
General liability	1,658	2,210
Property	615	595
Surety	2,022	2,200
Total	$ 8,986	$ 9,266

        Net earned premiums decreased $0.3 million, or 3.0%, during the three month period ended March 31, 2009 from the comparable period in 2008, primarily due to the reasons discussed previously. In addition, gross written premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current and prior year.

        The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2009 and for the comparable period in 2008:

	Three Months Ended March 31,
	2009	2008
Loss ratio	48.2%	38.1%
Expense ratio	48.0%	52.8%
Combined ratio	96.2%	90.9%

         The loss ratio for the three month period ended March 31, 2009 increased to 48.2% from 38.1% in the comparable period of 2008. The increase in the loss ratio for the three month period ended March 31, 2009 was primarily attributable to several large claims in the commercial automobile line of business. Also, during the three month period ended March 31, 2008, American Southern had favorable loss experience in the property and surety lines of business which did not recur in the three month period ended March 31, 2009.

         The expense ratio for the three month period ended March 31, 2009 decreased to 48.0% from 52.8% in the comparable period of 2008. The decrease in the expense ratio in the three month period ended March 31, 2009 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2009 and the comparable period in 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Medicare supplement	$ 10,324	$ 10,371
Other health	899	865
Life	2,588	2,530
Total	$ 13,811	$ 13,766

        Premium revenue at Bankers Fidelity increased slightly during the three month period ended March 31, 2009 over the comparable period in 2008. Premiums from the Medicare supplement line of business decreased 0.5% during the three month period ended March 31, 2009, due primarily to the non-renewal of certain policies that resulted from increased pricing and product competition. Although premium revenues from the Medicare supplement line of business have declined, rate increases implemented in varying amounts by state and plan have partially offset these decreases. Premiums from the life insurance line of business increased $0.1 million, or 2.3%, during the three month period ended March 31, 2009 over the comparable period in 2008, due to an increase in sales related activities. The other health products premiums increased 3.9% during the three month period ended March 31, 2009 over the comparable period in 2008 due primarily to an increase in sales of short-term care products.

        The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2009 and the comparable period in 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Benefits and losses	$ 10,552	$ 10,385
Commission and other expenses	4,295	4,398
Total expenses	$ 14,847	$ 14,783

        Benefits and losses increased $0.2 million, or 1.6%, during the three month period ended March 31, 2009 over the comparable period in 2008. As a percentage of premiums, benefits and losses were 76.4% for the three month period ended March 31, 2009, compared to 75.4% for the three month period ended March 31, 2008. The increase in the loss ratio was primarily due to increased medical costs in the Medicare supplement line of business.

        Commissions and other expenses decreased $0.1 million, or 2.3%, during the three month period ended March 31, 2009 from the comparable period in 2008. Bankers Fidelity has been reasonably successful in controlling operating costs. As a percentage of premiums, these expenses were 31.1% for the three month period ended March 31, 2009, compared to 31.9% for the three month period ended March 31, 2008.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income increased 1.7% during the three month period ended March 31, 2009 over the comparable period in 2008. The increase in investment income for the three month period ended March 31, 2009 was primarily due to an increased level of invested assets which resulted from the Company investing the proceeds received from the sale of its regional property and casualty operations in the second quarter of 2008. Also contributing to the increase in investment income for the three month period ended March 31, 2009 was a shift from short-term investments to higher yielding fixed maturity securities. Partially offsetting this increase in investment income was a large number of called securities, the proceeds from which the Company was not able to reinvest at equivalent market rates.

        The Company had net realized investment gains of $13,000 during the three month period ended March 31, 2009, compared to net realized investment gains of $24,000 in the three month period ended March 31, 2008. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 of the accompanying consolidated financial statements for a discussion of market risks).

INTEREST EXPENSE

        Interest expense decreased $0.2 million, or 22.2%, during the three month period ended March 31, 2009 from the comparable period in 2008. The decrease in interest expense for the three month period ended March 31, 2009 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million under the Company’s credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”), which decreased interest expense by reducing the Company’s average debt level for the three month period ended March 31, 2009 as compared to the same period in 2008.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.6 million, or 6.1%, during the three month period ended March 31, 2009 from the comparable period in 2008. The decrease in other expenses for the three month period ended March 31, 2009 was primarily attributable to the reduction in profit sharing commissions at American Southern. During the three month period ended March 31, 2009, profit sharing commissions at American Southern decreased $0.5 million from the three month period ended March 31, 2008 due primarily to higher loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Also contributing to the decrease in other expenses was a $0.3 million goodwill impairment charge taken in the three month period ended March 31, 2008 which did not recur in the three month period ended March 31, 2009. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 42.6% in the three month period ended March 31, 2009 from 44.9% in the three month period ended March 31, 2008. The decrease in the expense ratio for the three month period ended March 31, 2009 was primarily due to the reduction in profit sharing commissions and the goodwill impairment charge discussed previously.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2009 resulted from the dividends-received deduction (“DRD”). The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2008 resulted from the DRD and a non-deductible goodwill impairment charge. The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, amounts of distributions from these investments as well as appropriate levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of its invested assets. The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

        Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from its subsidiaries. The cash needs of the Parent are primarily for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At March 31, 2009, the Parent had approximately $18.8 million of cash and short-term investments. The Company believes that given traditional funding sources of the Parent combined with current cash and short-term investments, the current liquidity issues being faced by certain other companies as a result of the current economic conditions and funding constraints should not be an issue for the Company and/or the Parent for the foreseeable future.

        The Parent’s insurance subsidiaries reported statutory net income of $1.9 million for the three month period ended March 31, 2009 compared to statutory net income of $2.5 million for the three month period ended March 31, 2008. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported GAAP net income of $1.8 million for the three month period ended March 31, 2009, compared to $2.0 million for the three month period ended March 31, 2008. The reasons for the decrease in GAAP net income in the three month period ended March 31, 2009 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2009, American Southern had $34.8 million of statutory surplus and Bankers Fidelity had $28.5 million of statutory surplus.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $6.6 million at March 31, 2009.

        In addition to these internal funding sources, the Company maintains its revolving credit facility under the Credit Agreement pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $13.0 million at March 31, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month period ended March 31, 2009, there was no balance outstanding under this Credit Agreement.

         The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original dates of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2009, the effective interest rate was 5.30%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2008 and into 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, the current level of interest rates, coupled with the current macroeconomic outlook, would indicate that the Company’s current exposure is minimal.

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

         At March 31, 2009, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2009, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.1 million.

         Net cash used in operating activities was $6.1 million in the three month period ended March 31, 2009, compared to $7.7 million in the three month period ended March 31, 2008. Cash and short-term investments decreased from $37.3 million at December 31, 2008 to $23.9 million at March 31, 2009. The decrease in cash and short-term investments during the three month period ended March 31, 2009 was primarily due to an increased level of investing exceeding normal sales and maturities. Also contributing to the decrease in cash and short-term investments during the three month period ended March 31, 2009 was a final settlement of $1.8 million with Columbia Mutual Insurance Company relating to a valuation matter with respect to certain loss reserves in connection with the 2008 sale of the Company’s regional property and casualty operations.

         The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, additional borrowings from financial institutions, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. During the three month period ended March 31, 2009, the Company’s investments in fixed maturities, non-redeemable preferred stocks and common stocks decreased as a result of numerous macroeconomic factors which impacted significantly all of the United States financial markets. In addition, as of March 31, 2009, the carrying value of the Company’s investments in the fixed maturity securities of General Motors and General Motors Acceptance Corporation decreased from the value as of December 31, 2008 primarily as a result of changes in the credit risk of the issuers as well as the overall liquidity and credit uncertainties in the financial markets. The carrying amount of these fixed maturity investments at March 31, 2009 was $4.4 million with an adjusted cost basis of $8.1 million.

Item 4T. Controls and Procedures

         An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

         This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2009	5,913	$ .91	5,913	506,468
February 1 - February 28, 2009	1,829.84		1,829	504,639
March 1 - March 31, 2009	750.69		750	503,889
Total	8,492	$ .88	8,492

Item 6.  Exhibits

10.1 –	First Amendment to Stock Purchase Agreement, dated as of March 17, 2009, between Atlantic American Corporation and Columbia Mutual Insurance Company [incorporated by reference to Exhibit 10.11 to the registrant’s annual report on Form 10-K for the year ended December 31, 2008].

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 14, 2009	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.