Form 10-Q
period 2009-06-30
ATLANTIC AMERICAN CORP
filed 2009-08-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 6, 2009, was 22,323,595.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited June 30, 2009	December 31, 2008
Cash and cash equivalents, including short-term investments of $18,742 and $21,339	$ 28,988	$ 37,321
Investments:
Fixed maturities (cost: $175,680 and $171,265)	169,352	163,097
Common and non-redeemable preferred stocks (cost: $8,816 and $8,816)	5,681	5,291
Other invested assets (cost: $1,049 and $1,433)	1,049	1,433
Policy and student loans	2,061	2,019
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	179,419	173,116
Receivables:
Reinsurance	9,849	14,870
Other (net of allowance for doubtful accounts: $544 and $676)	8,084	7,789
Deferred income taxes, net	9,500	10,577
Deferred acquisition costs	19,276	19,160
Other assets	1,623	1,648
Goodwill	2,128	2,128
Total assets	$ 258,867	$ 266,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 57,746	$ 56,827
Unearned premiums	21,008	19,542
Losses and claims	47,039	52,499
Other policy liabilities	1,514	1,906
Total policy liabilities	127,307	130,774
Accounts payable and accrued expenses	12,859	19,183
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	181,404	191,195

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900 and 22,373,900; shares outstanding: 22,323,595 and 22,332,087	22,374	22,374
Additional paid-in capital	57,129	57,107
Retained earnings	5,133	5,119
Accumulated other comprehensive loss	(7,180)	(9,200)
Treasury stock, at cost: 50,305 and 41,813 shares	(63)	(56)
Total shareholders' equity	77,463	75,414
Total liabilities and shareholders' equity	$ 258,867	$ 266,609

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Insurance premiums	$ 22,941	$ 22,367	$ 45,738	$ 45,399
Investment income	2,708	2,978	5,443	5,668
Realized investment gains (losses), net	(26)	2	(13)	26
Other income	84	222	151	379
Total revenue	25,707	25,569	51,319	51,472
Benefits and expenses:
Insurance benefits and losses incurred	15,033	13,677	29,913	27,595
Commissions and underwriting expenses	7,412	7,414	14,930	15,723
Interest expense	694	795	1,415	1,722
Other	2,618	2,613	4,804	4,641
Total benefits and expenses	25,757	24,499	51,062	49,681
Income (loss) from continuing operations before income taxes	(50)	1,070	257	1,791
Income tax expense (benefit)	(62)	285	(11)	582
Income from continuing operations	12	785	268	1,209
Loss from discontinued operations, net of tax (Note 3)	-	-	-	(2,166)
Net income (loss)	12	785	268	(957)
Preferred stock dividends	(127)	(429)	(254)	(857)
Net income (loss) applicable to common stock	$ (115)	$ 356	$ 14	$ (1,814)
Basic income (loss) per common share:
Income (loss) from continuing operations	$ (.01)	$ .02	$ -	$ .02
Loss from discontinued operations	-	-	-	(.10)
Net income (loss) applicable to common shareholders	$ (.01)	$ .02	$ -	$ (.08)
Diluted income (loss) per common share:
Income (loss) from continuing operations	$ (.01)	$ .02	$ -	$ .02
Loss from discontinued operations	-	-	-	(.10)
Net income (loss) applicable to common shareholders	$ (.01)	$ .02	$ -	$ (.08)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Six Months Ended June 30, 2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2008	$ 70	$ 22,374	$ 57,107	$ 5,119	$ (9,200)	$ (56)	$ 75,414
Comprehensive income:
Net income				268			268
Decrease in unrealized investment losses					2,230		2,230
Fair value adjustment to derivative financial instrument					503		503
Minimum pension liability adjustment					375		375
Deferred income tax attributable to other comprehensive income					(1,088)		(1,088)
Total comprehensive income							2,288
Dividends accrued on preferred stock				(254)			(254)
Amortization of unearned compensation			22				22
Purchase of shares for treasury						(7)	(7)
Balance, June 30, 2009	$ 70	$ 22,374	$ 57,129	$ 5,133	$ (7,180)	$ (63)	$ 77,463
Six Months Ended June 30, 2008
Balance, December 31, 2007	$ 204	$ 21,817	$ 56,414	$ 10,530	$ (1,171)	$ -	$ 87,794
Comprehensive loss:
Net loss				(957)			(957)
Increase in unrealized investment losses					(7,999)		(7,999)
Fair value adjustment to derivative financial instrument					24		24
Deferred income tax attributable to other comprehensive loss					2,791		2,791
Total comprehensive loss							(6,141)
Dividends accrued on preferred stock				(857)			(857)
Restricted stock grants		29	(29)				-
Amortization of unearned compensation			33				33
Purchase of shares for treasury						(6)	(6)
Issuance of shares for employee benefit plans and stock options		60	36				96
Balance, June 30, 2008	$ 204	$ 21,906	$ 56,454	$ 8,716	$ (6,355)	$ (6)	$ 80,919

The accompanying notes are an integral part of these consolidated financial statements

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 268	$ (957)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred acquisition costs	5,203	5,137
Acquisition costs deferred	(5,319)	(4,987)
Realized investment (gains) losses	13	(26)
(Decrease) increase in insurance reserves	(3,467)	255
Loss from discontinued operations, net	-	2,166
Compensation expense related to share awards	22	33
Depreciation and amortization	136	141
Deferred income tax benefit	(11)	(1,036)
Goodwill impairment	-	260
Decrease (increase) in receivables, net	4,342	(605)
Decrease in other liabilities	(6,699)	(4,283)
Other, net	3	(2,090)
Net cash used in continuing operations	(5,509)	(5,992)
Net cash used in discontinued operations	-	(3,424)
Net cash used in operating activities	(5,509)	(9,416)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	76,684	60,973
Investments purchased	(79,411)	(72,168)
Net proceeds from sale of insurance subsidiaries	-	43,392
Additions to property and equipment	(90)	(134)
Net cash (used in) provided by continuing operations	(2,817)	32,063
Net cash used in discontinued operations (net of $35,501 of cash transferred in 2008)	-	(11,996)
Net cash (used in) provided by investing activities	(2,817)	20,067

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(12,750)
Purchase of shares for treasury	(7)	(6)
Financing of discontinued operations	-	4
Net cash used in continuing operations	(7)	(12,752)
Net cash used in discontinued operations	-	(4)
Net cash used in financing activities	(7)	(12,756)
Net decrease in cash and cash equivalents	(8,333)	(2,105)
Cash and cash equivalents at beginning of period
Continuing operations	37,321	36,909
Discontinued operations	-	15,424
Total	37,321	52,333
Cash and cash equivalents at end of period
Continuing operations	28,988	50,228
Discontinued operations	-	-
Total	$ 28,988	$ 50,228
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,457	$ 1,797
Cash paid for income taxes	$ -	$ 2,150

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

        The Company has evaluated events subsequent to June 30, 2009, and through the condensed consolidated financial statement issuance date of August 13, 2009. The Company has not evaluated subsequent events after that date for presentation in these condensed consolidated financial statements.

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

Note 2.  Impact of Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with GAAP. SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with GAAP. The Codification does not create new accounting and reporting guidance, rather it reorganizes GAAP pronouncements into approximately 90 topics within a consistent structure. All guidance contained in the Codification carries an equal level of authority. Relevant portions of authoritative content, issued by the SEC, for SEC registrants, have been included in the Codification. After the effective date of SFAS 168, all nongrandfathered, non-SEC accounting literature not included in the Codification is superseded and deemed nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference the Codification beginning with its interim reporting period ending on September 30, 2009.

        In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”) which amends the consolidation guidance applicable to variable interest entities (“VIE”s). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following: (a) The power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) The obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. SFAS 167 amends FASB Interpretation No. 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt SFAS 167 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the derecognition guidance in Statement 140 and eliminates the concept of a qualifying special purpose entity. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of SFAS 166 is prohibited. The Company will adopt SFAS 166 on January 1, 2010 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

        In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occur after the balance sheet date. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 beginning with its interim reporting period ended on June 30, 2009. See Basis of Presentation in Note 1 for expanded interim disclosures.

        In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 clarifies that the measurement objective in determining fair value when the volume and level of activity for an asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. FSP FAS 157-4 includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. FSP FAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP FAS 157-4 expands fair value disclosures for quarterly financial statements and further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from its application. See Note 12 for expanded interim disclosures.

        In April 2009, the FASB issued FSP No. FAS 115-2 and No. FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 replaces the existing requirement that in order for an entity to conclude impairment of debt securities is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, FSP FAS 115-2 and FAS 124-2 requires management to assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. FSP FAS 115-2 and FAS 124-2 also change the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit related losses are to be recorded in accumulated other comprehensive income. FSP FAS 115-2 and FAS 124-2 also expand and increase the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. See Notes 12 and 13 for expanded interim disclosures.

        FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of both FSPs for its interim period ending on June 30, 2009. Adoption of these statements did not have a material impact on the Company’s financial condition or results of operations.

        In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which expands the disclosure requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim financial statements. FSP FAS 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods. The disclosures in FSP FAS 107-1 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP FAS 107-1 for its interim reporting period ending on June 30, 2009. See Note 12 for expanded interim disclosures.

        In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). The scope of SFAS 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of SFAS 60 and that are not accounted for as derivative instruments. SFAS 163 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company adopted SFAS 163 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures. The Company adopted SFAS 161 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized, and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Therefore, the effects of adoption of SFAS 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008. The Company adopted SFAS 141(R) and SFAS 160 on January 1, 2009. Adoption of these statements did not have a material impact on the Company’s financial condition or results of operations.

Note 3.  Discontinued Operations

        On March 31, 2008, the Company completed the sale of its regional property and casualty operations comprised of Association Casualty and Georgia Casualty to Columbia for approximately $41,600 in cash. Accordingly, the consolidated financial statements reflect the operating results of Association Casualty and Georgia Casualty as discontinued operations.

        The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month and six month periods ended June 30, 2008.

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Revenue:
Insurance premiums	$ -	$ 8,789
Investment income	-	1,400
Realized investment gains, net	-	8
Other income	-	11
Total revenue	-	10,208
Benefits and expenses:
Insurance benefits and losses incurred	-	8,657
Commissions and underwriting expenses	-	3,800
Total benefits and expenses	-	12,457
Loss from discontinued operations before taxes	-	(2,249)
Income tax benefit	-	(815)
Loss from discontinued operations, net of tax	-	(1,434)
Loss from sale of discontinued operations, net of tax of $415	-	(732)
Net loss from discontinued operations	$ -	$ (2,166)

Note 4.  Segment Information

        The Company’s operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”), and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each business unit for the three month and six month periods ended June 30, 2009 and 2008.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
American Southern	$ 10,027	$ 10,086	$ 20,279	$ 20,642
Bankers Fidelity	15,542	15,037	30,784	30,236
Corporate and Other	138	446	256	594
Total Revenue	$ 25,707	$ 25,569	$ 51,319	$ 51,472

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
American Southern	$ 760	$ 1,714	$ 2,365	$ 3,848
Bankers Fidelity	721	1,290	1,116	1,706
Corporate and Other	(1,531)	(1,934)	(3,224)	(3,763)
Consolidated Results	$ (50)	$ 1,070	$ 257	$ 1,791

Note 5.   Credit Arrangements

        Bank Debt

        At June 30, 2009, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $12,000 at June 30, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month and six month periods ended June 30, 2009, there was no balance outstanding under this Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

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

        The financial structure of each of Atlantic American Statutory Trust I and II, as of June 30, 2009 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2009	18,042	23,196
Balance December 31, 2008	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 6.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2008 and into 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure is minimal.

        The estimated fair value and related carrying value of the Company’s interest rate collar at June 30, 2009 was a liability of approximately $1,583 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 7.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2009	2008	2009	2008
Net realized gains (losses) on investments included in income from continuing operations	$ (26)	$ 2	$ (13)	$ 26
Net realized gains on investments included in loss from discontinued operations	-	-	-	8
Total net realized gains on investments included in net income (loss)	$ (26)	$ 2	$ (13)	$ 34
Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investments arising during period	$ 7,926	$ (6,275)	$ 2,217	$ (7,965)
Reclassification adjustment	26	(2)	13	(34)
Net pre-tax unrealized gains (losses) on investments recognized in other comprehensive income (loss)	7,952	(6,277)	2,230	(7,999)
Fair value adjustment to derivative financial instrument	422	689	503	24
Minimum pension liability adjustment	375	-	375	-
Deferred income tax attributable to other comprehensive income (loss)	(3,062)	1,956	(1,088)	2,791
Change in accumulated other comprehensive loss	5,687	(3,632)	2,020	(5,184)
Accumulated other comprehensive loss beginning of period	(12,867)	(2,723)	(9,200)	(1,171)
Accumulated other comprehensive loss end of period	$ (7,180)	$ (6,355)	$ (7,180)	$ (6,355)

Note 8.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Income from continuing operations	$ 12	22,313
Less preferred stock dividends	(127)
Loss from continuing operations applicable to common shareholders	$ (115)	22,313	$ (.01)

	Three Months Ended June 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 785	21,860
Less preferred stock dividends	(429)
Income from continuing operations applicable to common shareholders	356	21,860	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		167
Income from continuing operations applicable to common shareholders	$ 356	22,027	$ .02

	Six Months Ended June 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 268	22,305
Less preferred stock dividends	(254)
Income from continuing operations applicable to common shareholders	14	22,305	$ -
Diluted Earnings Per Common Share:
Effect of dilutive stock options		209
Income from continuing operations applicable to common shareholders	$ 14	22,514	$ -

	Six Months Ended June 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Income from continuing operations	$ 1,209	21,836
Less preferred stock dividends	(857)
Income from continuing operations applicable to common shareholders	352	21,836	$ .02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		251
Income from continuing operations applicable to common shareholders	$ 352	22,087	$ .02

        The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2009 and 2008, respectively, since its impact was antidilutive. All outstanding stock options were excluded from the earnings per common share calculation for the three month period ended June 30, 2009 since their impact was antidilutive. The assumed conversion of the Company’s Series B Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2008 since its impact was antidilutive. On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13,400.

Note 9.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Federal income tax provision at statutory rate of 35%	$ (17)	$ 374	$ 90	$ 627
Tax exempt interest and dividends received deductions	(54)	(45)	(118)	(99)
Small life deduction	-	(55)	-	(55)
Non-deductible goodwill	-	-	-	91
Loss carryforward from sale of subsidiaries	-	-	-	(3,519)
Other permanent differences	9	11	17	18
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	-	-	3,519
Income tax expense (benefit)	$ (62)	$ 285	$ (11)	$ 582

The components of the income tax expense (benefit) from continuing operations were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current - Federal	$ -	$ 41	$ -	$ 1,618
Deferred - Federal	(62)	244	(11)	(1,036)
Total	$ (62)	$ 285	$ (11)	$ 582

        A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Federal income tax provision at statutory rate of 35%	$ -	$ (1,189)
Tax exempt interest and dividends received deductions	-	(41)
Income tax benefit	$ -	$ (1,230)

The components of the income tax benefit from discontinued operations were:

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Current - Federal	$ -	$ (1,577)
Deferred - Federal	-	347
Total	$ -	$ (1,230)

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2009 resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2008 resulted from the DRD, the small life insurance company deduction (“SLD”) and a non-deductible goodwill impairment charge. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, during the three month period ended March 31, 2008, the Company increased its valuation allowance by $3.5 million to reduce this deferred tax benefit to zero. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits.

Note 10.  Employee Retirement Plans

         Effective May 31, 2008, the Company decided to freeze all benefits related to its qualified pension plan, as well as the supplemental executive retirement plan (“SERP”). The Company intends to terminate the qualified plan pending governmental approval. Upon approval, the Company will distribute the accumulated benefits to its participating employees. In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those employees participating in the SERP.

         Effective January 1, 2009, the Company modified the provision of its employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code (the “Plan”) such that the Plan would operate on a safe harbor basis. The Plan covers all of the Company’s employees. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the statutory maximum allowed contribution. The Company’s matching contribution is equal to 100% of the first 4% of such contributions.

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company for the three month and six month periods ended June 30, 2008.

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008
Service cost	$ 47	$ 93
Interest cost	85	169
Expected return on plan assets	(55)	(109)
Net amortization	20	40
Net periodic benefit cost	$ 97	$ 193

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

Six Months Ended June 30,
2008
Discount rate	5.75%
Expected return on plan assets	7.00%
Projected annual salary increases	4.50%

Note 11.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12.  Fair Value Measurements

        The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three levels (Level 1, 2 or 3), as defined below.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of June 30, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1,730 and the zero cost rate collar was a liability of $1,583 (See Note 6). The use of different criteria of assumptions of data may have yielded different results.

        The following provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.

        The following tables present assets and (liabilities) carried at fair value by SFAS 157 hierarchy level.

        As of June 30, 2009, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 167,622	$ 1,730	$ 169,352
Equity securities	-	5,681	-	5,681
Short-term investments	18,742	-	-	18,742
Total	$ 18,742	$ 173,303	$ 1,730	$ 193,775

        As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 161,168	$ 1,929	$ 163,097
Equity securities	-	5,291	-	5,291
Short-term investments	21,339	-	-	21,339
Total	$ 21,339	$ 166,459	$ 1,929	$ 189,727

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009.

	Fixed Maturity Securities	Derivative (Liability)
Balance, January 1, 2009	$ 1,929	$ (2,085)
Total unrealized gains (losses) included in other comprehensive loss	(121)	81
Balance, March 31, 2009	1,808	(2,004)
Total unrealized gains (losses) included in other comprehensive loss	(78)	421
Balance, June 30, 2009	$ 1,730	$ (1,583)

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

Note 13.  Investments

        The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses, and amortized cost of the Company's investments as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 110,278	$ 1,047	$ 1,322	$ 110,553
Obligations of states and political subdivisions	400	-	-	400
Corporate securities	50,861	846	5,041	55,056
Redeemable preferred stocks	7,813	61	1,919	9,671
Total fixed maturities	169,352	1,954	8,282	175,680
Common and non-redeemable preferred stocks	5,681	678	3,813	8,816
Other invested assets (fair value of $1,049)	1,049	-	-	1,049
Policy and student loans	2,061	-	-	2,061
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	179,419	2,632	12,095	188,882
Short-term investments	18,742	-	-	18,742
Total investments	$ 198,161	$ 2,632	$ 12,095	$ 207,624

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 120,572	$ 1,386	$ 123	$ 119,309
Obligations of states and political subdivisions	409	10	-	399
Corporate securities	34,755	41	7,128	41,842
Redeemable preferred stocks	7,361	27	2,381	9,715
Total fixed maturities	163,097	1,464	9,632	171,265
Common and non-redeemable preferred stocks	5,291	588	4,113	8,816
Other invested assets (fair value of $1,433)	1,433	-	-	1,433
Policy and student loans	2,019	-	-	2,019
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	173,116	2,052	13,745	184,809
Short-term investments	21,339	-	-	21,339
Total investments	$ 194,455	$ 2,052	$ 13,745	$ 206,148

        The following table presents the Company's fixed maturities and short-term investments by contractual maturity year.

Maturities	June 30, 2009
	Carrying Value	Amortized Cost
Due in one year or less	$ 22,988	$ 22,928
Due after one year through five years	11,954	11,972
Due after five years through ten years	16,610	17,283
Due after ten years	136,542	142,239
Totals	$ 188,094	$ 194,422

        Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by type and industry as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
Fixed Maturities:
U.S. Treasury and Government agencies	$ 110,278	$ 110,553	$ (275)	$ 120,572	$ 119,309	$ 1,263
Obligations of states and political subdivisions	400	400	-	409	399	10
Corporate securities
Utilities and telecom	23,905	24,053	(148)	17,260	18,484	(1,224)
Financial services	17,217	20,454	(3,237)	12,986	17,416	(4,430)
Diversified services	5,685	6,009	(324)	3,215	3,489	(274)
Media	1,800	2,353	(553)	1,194	2,353	(1,159)
Other	2,254	2,187	67	100	100	-
Total corporate securities	50,861	55,056	(4,195)	34,755	41,842	(7,087)
Redeemable preferred stocks
Utilities and telecom	2,560	2,500	60	2,525	2,499	26
Financial services	4,011	5,599	(1,588)	3,694	5,599	(1,905)
Diversified services	227	250	(23)	230	251	(21)
Automotive	179	179	-	222	222	-
Media	644	951	(307)	498	951	(453)
Other	192	192	-	192	193	(1)
Total redeemable preferred stocks	7,813	9,671	(1,858)	7,361	9,715	(2,354)
Total fixed maturities	169,352	175,680	(6,328)	163,097	171,265	(8,168)
Common and non-redeemable preferred stocks
Financial services	5,325	5,571	(246)	4,927	5,571	(644)
Diversified services	90	47	43	97	47	50
Media	266	3,198	(2,932)	267	3,198	(2,931)
Total common and non- redeemable preferred stocks	5,681	8,816	(3,135)	5,291	8,816	(3,525)
Total	$ 175,033	$ 184,496	$ (9,463)	$ 168,388	$ 180,081	$ (11,693)

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of June 30, 2009 and December 31, 2008.

	June 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury and Government agencies	$ 110,278	$ 110,553	$ (275)	$ 120,572	$ 119,309	$ 1,263
Utilities and telecom	26,465	26,553	(88)	19,785	20,983	(1,198)
Financial services	26,553	31,624	(5,071)	21,607	28,586	(6,979)
Diversified services	6,002	6,306	(304)	3,542	3,787	(245)
Automotive	179	179	-	222	222	-
Media(1)	2,710	6,502	(3,792)	1,959	6,502	(4,543)
Other	2,846	2,779	67	701	692	9
Total	$ 175,033	$ 184,496	$ (9,463)	$ 168,388	$ 180,081	$ (11,693)

(1)	Media includes related party investments in Gray Television, Inc. and Triple Crown Media, Inc. which had an aggregate carrying value approximating $266 and an amortized cost basis of $3,198 at June 30, 2009 and December 31, 2008.

        The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position.

	June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 55,175	$ 1,209	$ 6,874	$ 113	$ 62,049	$ 1,322
Corporate securities	7,235	1,638	23,118	3,403	30,353	5,041
Redeemable preferred stocks	475	25	4,407	1,894	4,882	1,919
Common and non-redeemable preferred stocks	-	-	2,668	3,813	2,668	3,813
Total temporary impaired securities	$ 62,885	$ 2,872	$ 37,067	$ 9,223	$ 99,952	$ 12,095

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 27,184	$ 123	$ -	$ -	$ 27,184	$ 123
Corporate securities	22,423	3,792	5,708	3,336	28,131	7,128
Redeemable preferred stocks	2,224	276	3,196	2,105	5,420	2,381
Common and non-redeemable preferred stocks	267	2,930	2,100	1,183	2,367	4,113
Total temporary impaired securities	$ 52,098	$ 7,121	$ 11,004	$ 6,624	$ 63,102	$ 13,745

        The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the three month and six month periods ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Redeemable preferred stocks	$ 44	$ -	$ 44	$ -
Other invested assests	17	-	17	-
Total	$ 61	$ -	$ 61	$ -

        During the three month period ended June 30, 2009, the Company recorded a $61 realized loss due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. There were no impairments recorded during the three month and six month periods ended June 30, 2008.

        The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status.

        As of June 30, 2009, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturities, common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current macroeconomic conditions. During the six month period ended June 30, 2009, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $2,230 from net pre-tax unrealized losses on investment securities of $11,693 valued as of December 31, 2008. Of the $2,230 decrease, $1,908 was due to the increase in fair value of the Company’s holdings of securities of certain financial services entities. The Company does not intend to sell nor does it expect to be required to sell the securities outlined above. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2009.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and six month periods ended June 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

        Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”), and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”). Each operating company is managed separately, offers different products and is evaluated on its individual performance.

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

         Unpaid loss and loss adjustment expenses comprised 26% of the Company’s total liabilities at June 30, 2009. This obligation includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2009, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2009 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2009. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2009 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuary develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 32% of the Company’s total liabilities at June 30, 2009. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at June 30, 2009. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at June 30, 2009. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 81% of the Company’s total assets at June 30, 2009. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities that do not have publicly quoted values, with an estimated fair value as determined by management of $1.7 million at June 30, 2009. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuers’ continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        SFAS 157 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three levels (Level 1, 2 or 3), as defined below.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of June 30, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1.7 million and the zero cost rate collar was a liability of $1.6 million (See Note 6 of the accompanying notes to the consolidated financial statements). The use of different criteria of assumptions of data may have yielded different results.

         The following provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.

         The following tables present assets and (liabilities) carried at fair value by SFAS 157 hierarchy level.

         As of June 30, 2009, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Fixed maturity securities	$ -	$ 167,622	$ 1,730	$ 169,352
Equity securities	-	5,681	-	5,681
Short-term investments	18,742	-	-	18,742
Total	$ 18,742	$ 173,303	$ 1,730	$ 193,775

        As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Fixed maturity securities	$ -	$ 161,168	$ 1,929	$ 163,097
Equity securities	-	5,291	-	5,291
Short-term investments	21,339	-	-	21,339
Total	$ 21,339	$ 166,459	$ 1,929	$ 189,727

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2009.

	Fixed Maturity Securities	Derivative (Liability)
	(In thousands)
Balance, January 1, 2009	$ 1,929	$ (2,085)
Total unrealized gains (losses) included in other comprehensive loss	(121)	81
Balance, March 31, 2009	1,808	(2,004)
Total unrealized gains (losses) included in other comprehensive loss	(78)	421
Balance, June 30, 2009	$ 1,730	$ (1,583)

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

         Deferred income taxes comprised approximately 4% of the Company’s total assets at June 30, 2009. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

         For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had income from continuing operations and net income of $0.01 million, or a loss of $0.01 per diluted share, for the three month period ended June 30, 2009, compared to net income of $0.8 million, or $0.02 per diluted share, for the three month period ended June 30, 2008. The Company had net income of $0.3 million, or nil per diluted share, for the six month period ended June 30, 2009, compared to a net loss of $1.0 million, or $0.08 per diluted share, for the six month period ended June 30, 2008. The net loss in the six month period ended June 30, 2008 was due to the $2.2 million loss from discontinued operations. Income from continuing operations was $0.3 million in the six month period ended June 30, 2009, compared to $1.2 million in the six month period ended June 30, 2008. The decrease in income from continuing operations in the three month and six month periods ended June 30, 2009 was primarily due to several large automobile claims incurred in the Company’s property and casualty operations which did not occur in the comparable periods of 2008. These losses were partially offset by a reduction in the accrual for profit sharing commissions. Also contributing to the decrease in income from continuing operations was a non-recurring charge of $0.4 million which resulted from the termination and settlement of the Company’s supplemental executive retirement plan (“SERP”). Premium revenue for the three month period ended June 30, 2009 increased $0.6 million, or 2.6%, to $22.9 million. For the six month period ended June 30, 2009, premium revenue increased $0.3 million, or 0.7%, to $45.7 million. The increase in premiums in the three month and six month periods ended June 30, 2009 was primarily attributable to new business generated by the Company’s life and health operations as a result of increased and successful marketing initiatives. Partially offsetting the increase in premiums in the three month and six month periods ended June 30, 2009 was a continued softening in the property and casualty markets combined with the intense market competition in the Medicare supplement line of business.

         A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross written premiums	$ 13,373	$ 13,718	$ 22,250	$ 22,506
Ceded premiums	(1,636)	(1,586)	(3,302)	(3,053)
Net written premiums	$ 11,737	$ 12,132	$ 18,948	$ 19,453
Net earned premiums	$ 8,834	$ 8,790	$ 17,820	$ 18,056

        Gross written premiums at American Southern decreased $0.3 million, or 2.5%, during the three month period ended June 30, 2009, and $0.3 million, or 1.1%, during the six month period ended June 30, 2009, from the comparable periods in 2008. The decrease in gross written premiums during the three month and six month periods ended June 30, 2009 was primarily attributable to decreases in the general liability and surety lines of business which resulted from the weak construction industry. Also contributing to the decrease in gross written premiums was the loss of one of the company’s agents who had previously produced approximately $0.7 million in annualized general liability business. For the six month period ended June 30, 2009 gross written premiums generated by this agent were $0.1 million compared to $0.5 million in the six month period ended June 2008, a decrease of $0.4 million. Partially offsetting the decrease in gross written premiums was an increase in commercial automobile business marketed through a single general agent.

        Ceded premiums increased $0.1 million, or 3.2%, during the three month period ended June 30, 2009, and $0.3 million, or 8.2%, during the six month period ended June 30, 2009, over the comparable periods in 2008. The increase in ceded premiums during the three month and six month periods ended June 30, 2009 was primarily attributable to higher reinsurance rates resulting from changes in the composition of business. Ceded premiums increased disproportionately due to the higher reinsurance costs associated with the commercial automobile business versus the reinsurance costs in the declining lines of business.

        The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commercial automobile	$ 4,963	$ 4,108	$ 9,654	$ 8,369
General liability	1,535	2,037	3,193	4,247
Property	591	608	1,206	1,203
Surety	1,745	2,037	3,767	4,237
Total	$ 8,834	$ 8,790	$ 17,820	$ 18,056

        Net earned premiums increased slightly during the three month period ended June 30, 2009 over the three month period ended June 30, 2008, and decreased $0.2 million, or 1.3%, during the six month period ended June 30, 2009, from the comparable period in 2008. The increase in net earned premiums in the three month period ended June 30, 2009 was primarily attributable to the changes in the composition of written premiums. Gross written premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current and prior years. The decrease in net earned premiums in the six month period ended June 30, 2009 was primarily due to the reasons discussed previously.

        The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2009 and for the comparable periods in 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Loss ratio	53.9%	43.4%	51.0%	40.7%
Expense ratio	51.0%	51.9%	49.5%	52.3%
Combined ratio	104.9%	95.3%	100.5%	93.0%

         The loss ratio for the three month period ended June 30, 2009 increased to 53.9% from 43.4% in the three month period ended June 30, 2008 and to 51.0% in the six month period ended June 30, 2009 from 40.7% in the comparable period of 2008. The increase in the loss ratio for the three month and six month periods ended June 30, 2009 was primarily attributable to several large claims in the commercial automobile line of business. Also, during the three month and six month periods ended June 30, 2008, American Southern had lower claims in the commercial automobile line of business and more favorable loss experience in the property lines of business as compared to the 2009 periods.

         The expense ratio for the three month period ended June 30, 2009 decreased to 51.0% from 51.9% in the three month period ended June 30, 2008 and to 49.5% in the six month period ended June 30, 2009 from 52.3% in the comparable period of 2008. The decrease in the expense ratio in the three month and six month periods ended June 30, 2009 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in the expense ratio in the three month and six month periods ended June 30, 2009 was a non-recurring charge of $0.4 million which resulted from the termination and settlement of the company’s SERP.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Medicare supplement	$ 10,434	$ 10,164	$ 20,758	$ 20,535
Other health	942	854	1,841	1,719
Life	2,731	2,559	5,319	5,089
Total	$ 14,107	$ 13,577	$ 27,918	$ 27,343

        Premium revenue at Bankers Fidelity increased $0.5 million, or 3.9%, during the three month period ended June 30, 2009, and $0.6 million, or 2.1%, during the six month period ended June 30, 2009, over the comparable periods in 2008, primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program. Premiums from the Medicare supplement line of business increased $0.3 million, or 2.7%, during the three month period ended June 30, 2009, and $0.2 million, or 1.1%, during the six month period ended June 30, 2009. Partially offsetting this increase in Medicare supplement business was the non-renewal of certain policies that resulted from continued pricing and product competition. Premiums from the life insurance line of business increased $0.2 million, or 6.7%, during the three month period ended June 30, 2009, and $0.2 million, or 4.5%, during the six month period ended June 30, 2009, over the comparable periods in 2008, due to an increase in sales related initiatives. The other health products premiums increased during the three month and six month periods ended June 30, 2009 over the comparable periods in 2008 due primarily to an increase in sales of short-term care products and increased business activities with group associations.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Benefits and losses	$ 10,273	$ 9,863	$ 20,825	$ 20,248
Commission and other expenses	4,548	3,884	8,843	8,282
Total expenses	$ 14,821	$ 13,747	$ 29,668	$ 28,530

        Benefits and losses increased $0.4 million, or 4.2%, during the three month period ended June 30, 2009, and $0.6 million, or 2.8%, during the six month period ended June 30, 2009, over the comparable periods in 2008. As a percentage of premiums, benefits and losses were 72.8% for the three month period ended June 30, 2009 and 74.6% for the six month period ended June 30, 2009 compared to 72.6% for the three month period ended June 30, 2008 and 74.1% for the six month period ended June 30, 2008. The increase in the quarter and year to date loss ratios was primarily due to favorable loss experience in the Medicare supplement line of business during the three month and six month periods ended June 30, 2008 as compared to the 2009 periods.

        Commissions and other expenses increased $0.7 million, or 17.1%, during the three month period ended June 30, 2009, and $0.6 million, or 6.8%, during the six month period ended June 30, 2009, over the comparable periods in 2008. The increase in commissions and other expenses for the three month and six month periods ended June 30, 2009 was primarily attributable to increases in advertising and agency related expenses which resulted from the company’s marketing initiatives. As a percentage of premiums, these expenses were 32.2% for the three month period ended June 30, 2009 and 31.7% for the six month period ended June 30, 2009 compared to 28.6% for the three month period ended June 30, 2008 and 30.3% for the six month period ended June 30, 2008. The increase in the expense ratio for the three month and six month periods ended June 30, 2009 was primarily due to the reasons discussed previously.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income decreased $0.3 million, or 9.1%, during the three month period ended June 30, 2009, and $0.2 million, or 4.0%, during the six month period ended June 30, 2009, from the comparable periods in 2008. The decrease in investment income for the three month and six month periods ended June 30, 2009 was primarily due to a large number of called securities, the proceeds from which the Company was not able to reinvest at equivalent interest rates. Also contributing to the decrease in investment income in the three month and six month periods ended June 30, 2009 was a significant decrease in the interest earned on the Company’s short-term investments.

        The Company had net realized investment losses of $0.01 million during the six month period ended June 30, 2009, compared to net realized investment gains of $0.03 million in the six month period ended June 30, 2008. During the three month period ended June 30, 2009, the Company recorded a realized loss of $0.1 million due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. There were no impairments recorded during the six month period ended June 30, 2008. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 of this Quarterly Report on Form 10-Q for a discussion of market risks).

INTEREST EXPENSE

        Interest expense decreased $0.1 million, or 12.7%, during the three month period ended June 30, 2009, and $0.3 million, or 17.8%, during the six month period ended June 30, 2009, from the comparable periods in 2008. The decrease in interest expense for the three month and six month periods ended June 30, 2009 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million under the Company’s credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”), which decreased interest expense by reducing the Company’s average debt level for the six month period ended June 30, 2009 as compared to the same period in 2008. Partially offsetting the decrease in interest expense for the three month and six month periods ended June 30, 2009 were net settlement payments to Wachovia under the Company’s zero cost rate collar due to the LIBOR rates remaining below the contractual floor rate of 4.77%.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) increased only slightly during the three month period ended June 30, 2009 over the three month period ended June 30, 2008, and decreased $0.6 million, or 3.1%, during the six month period ended June 30, 2009 from the comparable period in 2008. The increase in other expenses for the three month period ended June 30, 2009 was primarily due to a non-recurring charge of $0.4 million which resulted from the termination and settlement of the Company’s SERP. In addition, during the three month period ended June 30, 2009, the Company’s life and health operations experienced significant increases in advertising and agency related expenses due to marketing initiatives. Partially offsetting the increase in other expenses in the three month period ended June 30, 2009 was the elimination of the monthly SERP expense due to its termination and the reduction in profit sharing commissions at American Southern. During the three month period ended June 30, 2009, profit sharing commissions at American Southern decreased $0.2 million from the three month period ended June 30, 2008. The majority of American Southern’s business is structured in a way that agents are rewarded based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. The decrease in other expenses for the six month period ended June 30, 2009 was primarily attributable to the reduction in profit sharing commissions at American Southern. During the six month period ended June 30, 2009, profit sharing commissions at American Southern decreased $0.8 million from the six month period ended June 30, 2008 due primarily to higher loss ratios. Also contributing to the decrease in other expenses was a $0.3 million goodwill impairment charge taken in the three month period ended March 31, 2008 which did not recur in the six month period ended June 30, 2009. Partially offsetting the decrease in other expenses in the six month period ended June 30, 2009 was the $0.4 million charge related to the termination of the SERP and increased agency related expenses discussed previously. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 43.7% in the three month period ended June 30, 2009 from 44.8% in the three month period ended June 30, 2008. For the six month period ended June 30, 2009, this ratio decreased to 43.1% from 44.9% in the comparable period in 2008. The decrease in the expense ratio for the three month and six month periods ended June 30, 2009 was primarily due to the reduction in profit sharing commissions discussed previously.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2009 resulted from the dividends-received deduction (“DRD”). The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2008 resulted from the DRD, the small life insurance company deduction (“SLD”) and a non-deductible goodwill impairment charge. The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

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

        Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from its subsidiaries. The cash needs of the Parent are primarily for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At June 30, 2009, the Parent had approximately $19.0 million of cash and short-term investments. The Company believes that given traditional funding sources of the Parent combined with current cash and short-term investments, the current liquidity issues being faced by certain other companies as a result of the current economic conditions and funding constraints should not be an issue for the Company and/or the Parent for the foreseeable future.

        The Parent’s insurance subsidiaries reported statutory net income of $3.6 million for the six month period ended June 30, 2009 compared to statutory net income of $4.4 million for the six month period ended June 30, 2008. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported GAAP net income of $3.5 million for the six month period ended June 30, 2009, compared to $4.1 million for the six month period ended June 30, 2008. The reasons for the decrease in GAAP net income in the six month period ended June 30, 2009 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2009, American Southern had $37.4 million of statutory surplus and Bankers Fidelity had $30.8 million of statutory surplus.

         The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $7.5 million at June 30, 2009.

         In addition to these internal funding sources, the Company maintains its revolving credit facility under the Credit Agreement pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $12.0 million at June 30, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month and six month periods ended June 30, 2009, there was no balance outstanding under this Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

         The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original dates of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2009, the effective interest rate was 4.84%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

         During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2008 and into 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure is minimal.

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

         At June 30, 2009, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2009, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.3 million.

         Net cash used in operating activities was $5.5 million in the six month period ended June 30, 2009, compared to $6.0 million in the six month period ended June 30, 2008. Cash and short-term investments decreased from $37.3 million at December 31, 2008 to $29.0 million at June 30, 2009. The decrease in cash and short-term investments during the six month period ended June 30, 2009 was primarily due to an increased level of investing exceeding normal sales and maturities. In addition, during the three month period ended June 30, 2009, the Company distributed accumulated benefits of $2.8 million due to the termination of its SERP. Also contributing to the decrease in cash and short-term investments during the six month period ended June 30, 2009 was a final settlement of $1.8 million with Columbia Mutual Insurance Company relating to a valuation matter with respect to certain loss reserves in connection with the 2008 sale of the Company’s regional property and casualty operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. As of June 30, 2009, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturities, common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current macroeconomic conditions. During the six month period ended June 30, 2009, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $2.2 million from net pre-tax unrealized losses on investment securities of $11.7 million valued as of December 31, 2008. Of the $2.2 million decrease, $1.9 million was due to the increase in fair value of the Company’s holdings of securities of certain financial services entities.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On May 2, 1995, the Board of Directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company’s common stock (the “Repurchase Plan”). As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases can be made from time to time in accordance with applicable securities laws and other requirements. As of June 30, 2009, a maximum of 503,889 shares of common stock may yet be purchased under this plan.

         No purchases of common stock of the Company were made by or on behalf of the Company during the three months ended June 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

         On May 5, 2009, the Company held its annual meeting of shareholders at which time votes were taken with respect to the election of directors of the Company and the ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accountants for the 2009 fiscal year. The results of those votes are set out below:

Election of Directors	Shares Voted
Director Nominee	For	Withheld
J. Mack Robinson	19,050,791	921,024
Hilton H. Howell, Jr.	18,937,631	1,034,184
Edward E. Elson	19,873,220	98,595
Harold K. Fischer	19,873,215	98,600
Samuel E. Hudgins	18,905,628	1,066,187
D. Raymond Riddle	19,872,765	99,050
Harriett J. Robinson	18,938,713	1,033,102
Scott G. Thompson	18,938,231	1,033,584
William H. Whaley, M.D.	18,932,753	1,039,062
Dom H. Wyant	19,874,451	97,364

Ratification of the Appointment of Independent Registered Public Accountants	Shares Voted
	For	Against	Abstain
BDO Seidman, LLP	19,868,127	39,499	64,189

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 13, 2009	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.