Form 10-Q
period 2009-09-30
ATLANTIC AMERICAN CORP
filed 2009-11-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 5, 2009, was 22,293,310.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited September 30, 2009	December 31, 2008
Cash and cash equivalents, including short-term investments of $20,202 and $21,339	$ 29,471	$ 37,321
Investments:
Fixed maturities (cost: $177,407 and $171,265)	176,415	163,097
Common and non-redeemable preferred stocks (cost: $8,816 and $8,816)	7,510	5,291
Other invested assets (cost: $1,064 and $1,433)	1,064	1,433
Policy and student loans	2,084	2,019
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	188,349	173,116
Receivables:
Reinsurance	10,561	14,870
Other (net of allowance for doubtful accounts: $540 and $676)	7,131	7,789
Deferred income taxes, net	4,744	10,577
Deferred acquisition costs	19,299	19,160
Other assets	1,484	1,648
Goodwill	2,128	2,128
Total assets	$ 263,167	$ 266,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 58,278	$ 56,827
Unearned premiums	19,778	19,542
Losses and claims	49,188	52,499
Other policy liabilities	1,451	1,906
Total policy liabilities	128,695	130,774
Accounts payable and accrued expenses	13,441	19,183
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	183,374	191,195

Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; 22,373,900 shares issued; shares outstanding: 22,316,110 and 22,332,087	22,374	22,374
Additional paid-in capital	57,129	57,107
Retained earnings	2,898	5,119
Accumulated other comprehensive loss	(2,607)	(9,200)
Treasury stock, at cost: 57,790 and 41,813 shares	(71)	(56)
Total shareholders' equity	79,793	75,414
Total liabilities and shareholders' equity	$ 263,167	$ 266,609

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Insurance premiums	$ 22,774	$ 22,831	$ 68,512	$ 68,230
Investment income	2,699	3,111	8,142	8,779
Realized investment gains (losses), net	14	(367)	1	(341)
Other income	51	41	202	420
Total revenue	25,538	25,616	76,857	77,088
Benefits and expenses:
Insurance benefits and losses incurred	15,840	15,067	45,753	42,662
Commissions and underwriting expenses	6,804	7,192	21,734	22,915
Interest expense	679	795	2,094	2,517
Other	2,044	2,626	6,848	7,267
Total benefits and expenses	25,367	25,680	76,429	75,361
Income (loss) from continuing operations before income taxes	171	(64)	428	1,727
Income tax expense (Note 9)	2,279	102	2,268	684
Income (loss) from continuing operations	(2,108)	(166)	(1,840)	1,043
Loss from discontinued operations, net of tax (Note 3)	-	-	-	(2,166)
Net loss	(2,108)	(166)	(1,840)	(1,123)
Preferred stock dividends	(127)	(428)	(381)	(1,285)
Net loss applicable to common stock	$ (2,235)	$ (594)	$ (2,221)	$ (2,408)
Basic loss per common share:
Loss from continuing operations	$ (.10)	$ (.03)	$ (.10)	$ (.01)
Loss from discontinued operations	-	-	-	(.10)
Net loss applicable to common shareholders	$ (.10)	$ (.03)	$ (.10)	$ (.11)
Diluted loss per common share:
Loss from continuing operations	$ (.10)	$ (.03)	$ (.10)	$ (.01)
Loss from discontinued operations	-	-	-	(.10)
Net loss applicable to common shareholders	$ (.10)	$ (.03)	$ (.10)	$ (.11)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Nine Months Ended September 30, 2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2008	$ 70	$ 22,374	$ 57,107	$ 5,119	$ (9,200)	$ (56)	$ 75,414
Comprehensive income:
Net loss				(1,840)			(1,840)
Decrease in unrealized investment losses					9,395		9,395
Fair value adjustment to derivative financial instrument					373		373
Minimum pension liability adjustment					375		375
Deferred income tax attributable to other comprehensive income					(3,550)		(3,550)
Total comprehensive income							4,753
Dividends accrued on preferred stock				(381)			(381)
Amortization of unearned compensation			22				22
Purchase of shares for treasury						(15)	(15)
Balance, September 30, 2009	$ 70	$ 22,374	$ 57,129	$ 2,898	$ (2,607)	$ (71)	$ 79,793
Nine Months Ended September 30, 2008
Balance, December 31, 2007	$ 204	$ 21,817	$ 56,414	$ 10,530	$ (1,171)	$ -	$ 87,794
Comprehensive loss:
Net loss				(1,123)			(1,123)
Increase in unrealized investment losses					(17,786)		(17,786)
Fair value adjustment to derivative financial instrument					(77)		(77)
Deferred income tax attributable to other comprehensive loss					6,252		6,252
Total comprehensive loss							(12,734)
Dividends accrued on preferred stock				(1,285)			(1,285)
Restricted stock grants		29	(29)				-
Amortization of unearned compensation			50				50
Purchase of shares for treasury						(29)	(29)
Issuance of shares for employee benefit plans and stock options		75	42				117
Balance, September 30, 2008	$ 204	$ 21,921	$ 56,477	$ 8,122	$ (12,782)	$ (29)	$ 73,913

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,840)	$ (1,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred acquisition costs	7,471	7,480
Acquisition costs deferred	(7,610)	(7,712)
Realized investment (gains) losses	(1)	341
(Decrease) increase in insurance reserves	(2,079)	1,965
Loss from discontinued operations, net	-	2,166
Compensation expense related to share awards	22	50
Depreciation and amortization	216	230
Deferred income tax expense (benefit)	2,283	(1,206)
Goodwill impairment	-	260
Decrease (increase) in receivables, net	4,583	(1,520)
Decrease in other liabilities	(6,369)	(3,770)
Other, net	53	(1,802)
Net cash used in continuing operations	(3,271)	(4,641)
Net cash used in discontinued operations	-	(3,424)
Net cash used in operating activities	(3,271)	(8,065)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	89,688	65,503
Investments purchased	(94,158)	(87,147)
Net proceeds from sale of insurance subsidiaries	-	43,392
Additions to property and equipment	(94)	(134)
Net cash (used in) provided by continuing operations	(4,564)	21,614
Net cash used in discontinued operations (net of $35,501 of cash transferred in 2008)	-	(11,996)
Net cash (used in) provided by investing activities	(4,564)	9,618

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	-	(12,750)
Purchase of shares for treasury	(15)	(29)
Financing of discontinued operations	-	4
Net cash used in continuing operations	(15)	(12,775)
Net cash used in discontinued operations	-	(4)
Net cash used in financing activities	(15)	(12,779)
Net decrease in cash and cash equivalents	(7,850)	(11,226)
Cash and cash equivalents at beginning of period
Continuing operations	37,321	36,909
Discontinued operations	-	15,424
Total	37,321	52,333
Cash and cash equivalents at end of period
Continuing operations	29,471	41,107
Discontinued operations	-	-
Total	$ 29,471	$ 41,107
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,141	$ 2,596
Cash paid for income taxes	$ -	$ 2,150

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements and the related notes thereto included herein should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or for any other future period.

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

        The Company has evaluated events subsequent to September 30, 2009, and through the condensed consolidated financial statement issuance date of November 13, 2009. The Company has not evaluated subsequent events after that date for presentation in these condensed consolidated financial statements. See Note 14, Subsequent Events, for a discussion of events subsequent to September 30, 2009.

        In March 2008, the Company completed the sale of its regional property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). Accordingly, the results of operations of Association Casualty and Georgia Casualty have been reflected by the Company as discontinued operations. See Note 3, Discontinued Operations.

Note 2.  Impact of Recently Issued Accounting Standards

        The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105-10-05, Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have a significant impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for the interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

        In August 2009, the FASB issued ASC Update No. 2009-5, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (“ASU 2009-5”), to provide guidance on the fair value measurement of liabilities within the scope of Topic 820. ASU 2009-5 states that if a quoted price in an active market for the identical liability is available, it represents a Level 1 fair value measurement. In circumstances in which a quoted priced in an active market for the identical liability is not available, a reporting entity must measure fair value using one or more of the following techniques: (a) a valuation technique that uses the quoted price of the identical liability when traded as an asset (b) a valuation technique that uses the quoted price for similar liabilities or similar liabilities when traded as assets (c) another valuation technique that is consistent with the principles of Topic 820, such as an income approach or a market approach. In all instances, the reporting entity must maximize the use of the relevant observable inputs and minimize the use of unobservable inputs. ASU 2009-5 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The Company adopted ASU 2009-5 on September 30, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In August 2009, the FASB issued ASC Update No. 2009-4, Accounting for Redeemable Equity Instruments (“ASU 2009-4”), which is an amendment to ASC 480-10-S99, Distinguishing Liabilities from Equity. ASU 2009-4 was issued to provide guidance in the application of SEC Accounting Series Release No. 268 – Presentation in Financial Statements of Redeemable Preferred Stocks (“ASR 268”) and clarifies that ASR 268 pertains to preferred stocks and other redeemable securities including common stock, derivative instruments, non-controlling interests, securities held by an employee stock ownership plan and share-based payment arrangements with employees. ASU 2009-4 became effective for the Company upon issuance and did not have a material impact on the Company’s financial condition or results of operations.

        In June 2009, the FASB issued ASC Update No. 2009-01, Topic 105 – Generally Accepted Accounting Principles – amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASU 2009-01”). ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 2009-01 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the statement. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Company has included the references to the Codification, as appropriate, in this Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

        In June 2009, the FASB issued amendments to ASC 810-10 related to pre-Codification FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“ASC 810-10”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810-10 amends pre-Codification FASB Interpretation No. 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. ASC 810-10 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt the amendments to ASC 810-10 on January 1, 2010 and has not yet determined the effect of the adoption on its consolidated financial statements.

        In June 2009, the FASB issued an amendment to ASC 860 related to pre-Codification FASB Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“ASC 860”). ASC 860 amends the derecognition guidance in pre-Codification FASB Statement No. 140 and eliminates the concept of a qualifying special purpose entity. ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. The Company will adopt the amendments to ASC 860 on January 1, 2010 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

        In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity is required to recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity is required to make about events or transactions that occur after the balance sheet date. An entity is required to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC 855-10 beginning with its interim reporting period ended on June 30, 2009. See Note 1, Basis of Presentation, for expanded interim disclosures.

        In April 2009, the FASB issued ASC 820-10-65, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65”). ASC 820-10-65 clarifies that the measurement objective in determining fair value when the volume and level of activity for an asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. ASC 820-10-65 includes additional factors for determining whether there has been a significant decrease in the volume and level of activity for an asset or liability compared to normal activity for that asset or liability (or similar assets or liabilities) and provides additional guidance in estimating fair value in those instances. ASC 820-10-65 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. ASC 820-10-65 expands fair value disclosures for quarterly financial statements and further requires an entity to disclose any change in valuation techniques, the related inputs, and the effects resulting from its application. See Note 12, Fair Value Measurements, for expanded interim disclosures.

        In April 2009, the FASB issued ASC 320-10-65, Transition Related to FSP No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”). ASC 320-10-65 replaces the existing requirement that in order for an entity to conclude impairment of debt securities is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, ASC 320-10-65 requires management to assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320-10-65 also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit related losses are to be recorded in accumulated other comprehensive income. ASC 320-10-65 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. See Notes 12, Fair Value Measurements, and 13, Investments, for expanded interim disclosures. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 320-10-65 for its interim period ending on June 30, 2009. Adoption of ASC 320-10-65 did not have a material impact on the Company’s financial condition or results of operations.

        In April 2009, the FASB issued ASC 825-10-65, Transition Related to FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“ASC 825-10-65”), which requires disclosures about fair value of financial instruments for interim financial statements. ASC 825-10-65 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in the financial statements on an interim basis and to highlight any changes of the method(s) and significant assumptions from prior periods. The disclosures in ASC 825-10-65 are effective for interim reporting periods ending after June 15, 2009, and are not required for earlier periods that are presented for comparative purposes at initial adoption. In periods after initial adoption, ASC 825-10-65 requires comparative disclosures only for periods ending after initial adoption. The Company adopted ASC 825-10-65 for its interim reporting period ending on June 30, 2009. See Note 12, Fair Value Measurements, for expanded interim disclosures.

        In May 2008, the FASB issued ASC 944-20-65, Transition Related to FASB Statement No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“ASC 944-20-65”). The scope of ASC 944-20-65 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises that are included within the scope of ASC 944 and that are not accounted for as derivative instruments. ASC 944-20-65 excludes from its scope insurance contracts that are similar to financial guarantee insurance such as mortgage guaranty insurance and credit insurance on trade receivables. ASC 944-20-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for certain disclosures about the insurance enterprise’s risk-management activities. Except for certain disclosures, earlier application is not permitted. The Company adopted ASC 944-20-65 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In March 2008, the FASB issued ASC 815-10-65, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“ASC 815-10-65”). ASC 815-10-65 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815-10-65 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ASC 815-10-65 encourages, but does not require, comparative disclosures. The Company adopted ASC 815-10-65 on January 1, 2009. Adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

        In December 2007, the FASB issued ASC 805-10-65, Transition Related to FASB Statement No. 141 (Revised 2007), Business Combinations (“ASC 805-10-65”). This statement establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. ASC 805-10-65 further requires all transaction costs for an acquisition to be expensed as incurred rather than capitalized, and changes the measurement date to the date an acquisition closes. In December 2007, the FASB also issued ASC 810-10-65, Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51 (“ASC 810-10-65”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. ASC 810-10-65 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. Both ASC 805-10-65 and ASC 810-10-65 are effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. Therefore, the effects of adoption of ASC 805-10-65 will depend upon the extent and magnitude of acquisitions after December 31, 2008. The Company adopted ASC 805-10-65 and ASC 810-10-65 on January 1, 2009. Adoption of these statements did not have a material impact on the Company’s financial condition or results of operations.

Note 3.  Discontinued Operations

        On March 31, 2008, the Company completed the sale of its regional property and casualty operations comprised of Association Casualty and Georgia Casualty to Columbia for approximately $41,600 in cash. Accordingly, the consolidated financial statements reflect the operating results of Association Casualty and Georgia Casualty as discontinued operations.

        The following table provides operating results from the discontinued operations of Association Casualty and Georgia Casualty for the three month and nine month periods ended September 30, 2008.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
Revenue:
Insurance premiums	$ -	$ 8,789
Investment income	-	1,400
Realized investment gains, net	-	8
Other income	-	11
Total revenue	-	10,208
Benefits and expenses:
Insurance benefits and losses incurred	-	8,657
Commissions and underwriting expenses	-	3,800
Total benefits and expenses	-	12,457
Loss from discontinued operations before taxes	-	(2,249)
Income tax benefit	-	(815)
Loss from discontinued operations, net of tax	-	(1,434)
Loss from sale of discontinued operations, net of tax of $415	-	(732)
Net loss from discontinued operations	$ -	$ (2,166)

Note 4.  Segment Information

        The Company’s operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”), and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following summary sets forth the revenue and pre-tax income (loss) for each business unit for the three month and nine month periods ended September 30, 2009 and 2008.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
American Southern	$ 9,586	$ 10,428	$ 29,865	$ 31,070
Bankers Fidelity	15,851	14,767	46,635	45,003
Corporate and Other	101	421	357	1,015
Total Revenue	$ 25,538	$ 25,616	$ 76,857	$ 77,088

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
American Southern	$ 1,149	$ 1,267	$ 3,514	$ 5,115
Bankers Fidelity	466	464	1,582	2,170
Corporate and Other	(1,444)	(1,795)	(4,668)	(5,558)
Consolidated Results	$ 171	$ (64)	$ 428	$ 1,727

Note 5.   Credit Arrangements

        Bank Debt

        At September 30, 2009, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $12,000 at September 30, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month and nine month periods ended September 30, 2009, there was no balance outstanding under this Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

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

        The financial structure of each of Atlantic American Statutory Trust I and II, as of September 30, 2009 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance September 30, 2009	18,042	23,196
Balance December 31, 2008	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

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

        The estimated fair value and related carrying value of the Company’s interest rate collar at September 30, 2009 was a liability of approximately $1,712 with a corresponding increase in accumulated other comprehensive loss in shareholders’ equity, net of deferred tax.

Note 7.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended, September 30,		Nine Months Ended, September 30,
	2009	2008	2009	2008
Net realized gains (losses) on investments included in income (loss) from continuing operations	$ 14	$ (367)	$ 1	$ (341)
Net realized gains on investments included in loss from discontinued operations	-	-	-	8
Total net realized gains (losses) on investments included in net loss	$ 14	$ (367)	$ 1	$ (333)
Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investments arising during period	$ 7,179	$ (10,154)	$ 9,396	$ (18,119)
Reclassification adjustment	(14)	367	(1)	333
Net pre-tax unrealized gains (losses) on investments recognized in other comprehensive income (loss)	7,165	(9,787)	9,395	(17,786)
Fair value adjustment to derivative financial instrument	(130)	(101)	373	(77)
Minimum pension liability adjustment	-	-	375	-
Deferred income tax attributable to other comprehensive income (loss)	(2,462)	3,461	(3,550)	6,252
Change in accumulated other comprehensive loss	4,573	(6,427)	6,593	(11,611)
Accumulated other comprehensive loss beginning of period	(7,180)	(6,355)	(9,200)	(1,171)
Accumulated other comprehensive loss end of period	$ (2,607)	$ (12,782)	$ (2,607)	$ (12,782)

Note 8.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$ (2,108)	22,323
Less preferred stock dividends	(127)
Loss from continuing operations applicable to common shareholders	$ (2,235)	22,323	$ (.10)

	Three Months Ended September 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$ (166)	21,876
Less preferred stock dividends	(428)
Loss from continuing operations applicable to common shareholders	$ (594)	21,876	$ (.03)

	Nine Months Ended September 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Loss from continuing operations	$ (1,840)	22,311
Less preferred stock dividends	(381)
Loss from continuing operations applicable to common shareholders	$ (2,221)	22,311	$ (.10)

	Nine Months Ended September 30, 2008
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Income from continuing operations	$ 1,043	21,849
Less preferred stock dividends	(1,285)
Loss from continuing operations applicable to common shareholders	$ (242)	21,849	$ (.01)

        The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2009 and 2008, respectively, since its impact would have been antidilutive. All outstanding stock options were excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2009 and 2008, respectively, since their impact would have been antidilutive. The assumed conversion of the Company’s Series B Preferred Stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2008 since its impact would have been antidilutive. On October 28, 2008, the Company redeemed all of the issued and outstanding shares of Series B Preferred Stock at the stated value of $100 per share, for an aggregate payment of $13,400.

Note 9.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Federal income tax provision at statutory rate of 35%	$ 60	$ (23)	$ 150	$ 604
Tax exempt interest and dividends received deductions	(56)	(55)	(174)	(154)
Small life deduction	-	(75)	-	(130)
Non-deductible goodwill	-	-	-	91
Loss carryforward from sale of subsidiaries	-	(1,198)	-	(4,717)
Other permanent differences	16	8	33	26
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	1,755	1,198	1,755	4,717
Adjustment for prior years' estimates to actual	504	247	504	247
Income tax expense	$ 2,279	$ 102	$ 2,268	$ 684

The components of the income tax expense from continuing operations were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Current - Federal	$ (15)	$ 272	$ (15)	$ 1,890
Deferred - Federal	539	(1,368)	528	(5,923)
Change in deferred tax asset valuation allowance	1,755	1,198	1,755	4,717
Total	$ 2,279	$ 102	$ 2,268	$ 684

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

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2009 resulted from the dividends-received deduction (“DRD”), the change in deferred tax asset valuation allowance, and the provision-to-filed return adjustments. The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of tax assets related to certain capital losses on investments as well as other capital loss carryforward benefits. The Company has established a corresponding valuation allowance of $1,755 as it does not currently anticipate having sufficient future capital gains to offset these capital losses during the applicable carryforward period. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits. Also, the provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $504 in the three month and nine month periods ended September 30, 2009. The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2009 were primarily due to adjustments related to the 2008 sale of the Company’s regional property and casualty operations.

         The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2008 resulted from the DRD, the small life insurance company deduction (“SLD”), a non-deductible goodwill impairment charge, and the change in deferred tax asset valuation allowance. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of certain loss carryforward benefits. On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. During the three month period ended September 30, 2008, the Company revised its original estimate of the loss carryforward benefit from $3.5 million to $4.7 million as a result of further analysis. Since the Company did not anticipate having sufficient future capital gains to offset these capital losses, during the three month period ended September 30, 2008, the Company increased its deferred tax asset valuation allowance from $3.5 million to $4.7 million to reduce the value attributable to this deferred tax benefit. The provision-to-filed-return adjustments were $247 in the three month and nine month periods ended September 30, 2008. The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2008 included a charge of $163, which resulted from the write off of unused net operating loss carryforwards that had expired.

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

         The following table provides the components of the net periodic benefit cost for all defined benefit pension plans of the Company for the three month and nine month periods ended September 30, 2008.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008
Service cost	$ 46	$ 139
Interest cost	85	254
Expected return on plan assets	(54)	(163)
Net amortization	20	60
Net periodic benefit cost	$ 97	$ 290

      The weighted-average assumptions used to determine the net periodic benefit cost were as follows:

Nine Months Ended September 30,
2008
Discount rate	5.75%
Expected return on plan assets	7.00%
Projected annual salary increases	4.50%

Note 11.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 12.  Fair Value Measurements

        The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in ASC 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). ASC 820-10-20 defines fair value, establishes a framework for measuring fair value under GAAP, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        ASC 820-10-20 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three levels (Level 1, 2 or 3), as defined below.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of September 30, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1,828 and the zero cost rate collar was a liability of $1,712 (See Note 6). The use of different criteria of assumptions of data may have yielded different results.

        The following provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.

        The following tables present assets and (liabilities) carried at fair value by ASC 820-10-20 hierarchy level.

        As of September 30, 2009, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 174,587	$ 1,828	$ 176,415
Equity securities	-	7,510	-	7,510
Short-term investments	20,202	-	-	20,202
Total	$ 20,202	$ 182,097	$ 1,828	$ 204,127

        As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 161,168	$ 1,929	$ 163,097
Equity securities	-	5,291	-	5,291
Short-term investments	21,339	-	-	21,339
Total	$ 21,339	$ 166,459	$ 1,929	$ 189,727

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009.

	Fixed Maturity Securities	Derivative (Liability)
Balance, January 1, 2009	$ 1,929	$ (2,085)
Total unrealized gains (losses) included in other comprehensive loss	(121)	81
Balance, March 31, 2009	1,808	(2,004)
Total unrealized gains (losses) included in other comprehensive loss	(78)	421
Balance, June 30, 2009	1,730	(1,583)
Total unrealized gains (losses) included in other comprehensive loss	98	(129)
Balance, September 30, 2009	$ 1,828	$ (1,712)

        The Company’s Level 3 fixed maturity securities are comprised solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and accordingly values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained from the single counterparty to the transaction.

Note 13.  Investments

        The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses, and amortized cost of the Company’s investments as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 112,403	$ 1,354	$ 614	$ 111,663
Corporate securities	55,297	2,295	3,070	56,072
Redeemable preferred stocks	8,715	201	1,158	9,672
Total fixed maturities	176,415	3,850	4,842	177,407
Common and non-redeemable preferred stocks	7,510	1,159	2,465	8,816
Other invested assets (fair value of $1,064)	1,064	-	-	1,064
Policy and student loans	2,084	-	-	2,084
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	188,349	5,009	7,307	190,647
Short-term investments	20,202	-	-	20,202
Total investments	$ 208,551	$ 5,009	$ 7,307	$ 210,849

	December 31, 2008
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 120,572	$ 1,386	$ 123	$ 119,309
Obligations of states and political subdivisions	409	10	-	399
Corporate securities	34,755	41	7,128	41,842
Redeemable preferred stocks	7,361	27	2,381	9,715
Total fixed maturities	163,097	1,464	9,632	171,265
Common and non-redeemable preferred stocks	5,291	588	4,113	8,816
Other invested assets (fair value of $1,433)	1,433	-	-	1,433
Policy and student loans	2,019	-	-	2,019
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	173,116	2,052	13,745	184,809
Short-term investments	21,339	-	-	21,339
Total investments	$ 194,455	$ 2,052	$ 13,745	$ 206,148

        The following table presents the Company’s fixed maturities and short-term investments by contractual maturity year as of September 30, 2009.

Maturities	September 30, 2009
	Carrying Value	Amortized Cost
Due in one year or less	$ 22,740	$ 22,677
Due after one year through five years	12,270	11,771
Due after five years through ten years	18,679	18,286
Due after ten years	141,945	143,882
Varying maturities	983	993
Totals	$ 196,617	$ 197,609

        Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by type and industry as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
Fixed Maturities:
U.S. Treasury and Government agencies	$ 112,403	$ 111,663	$ 740	$ 120,572	$ 119,309	$ 1,263
Obligations of states and political subdivisions	-	-	-	409	399	10
Corporate securities
Utilities and telecom	26,310	25,015	1,295	17,260	18,484	(1,224)
Financial services	17,290	19,517	(2,227)	12,986	17,416	(4,430)
Diversified services	5,956	6,009	(53)	3,215	3,489	(274)
Media	2,262	2,353	(91)	1,194	2,353	(1,159)
Other	3,479	3,178	301	100	100	-
Total corporate securities	55,297	56,072	(775)	34,755	41,842	(7,087)
Redeemable preferred stocks
Utilities and telecom	2,637	2,500	137	2,525	2,499	26
Financial services	4,605	5,599	(994)	3,694	5,599	(1,905)
Diversified services	249	250	(1)	230	251	(21)
Automotive	239	179	60	222	222	-
Media	792	951	(159)	498	951	(453)
Other	193	193	-	192	193	(1)
Total redeemable preferred stocks	8,715	9,672	(957)	7,361	9,715	(2,354)
Total fixed maturities	176,415	177,407	(992)	163,097	171,265	(8,168)
Common and non-redeemable preferred stocks
Financial services	6,263	5,571	692	4,927	5,571	(644)
Diversified services	101	47	54	97	47	50
Media	1,146	3,198	(2,052)	267	3,198	(2,931)
Total common and non- redeemable preferred stocks	7,510	8,816	(1,306)	5,291	8,816	(3,525)
Total	$ 183,925	$ 186,223	$ (2,298)	$ 168,388	$ 180,081	$ (11,693)

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of September 30, 2009 and December 31, 2008.

	September 30, 2009			December 31, 2008
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury and Government agencies	$ 112,403	$ 111,663	$ 740	$ 120,572	$ 119,309	$ 1,263
Utilities and telecom	28,947	27,515	1,432	19,785	20,983	(1,198)
Financial services	28,158	30,687	(2,529)	21,607	28,586	(6,979)
Diversified services	6,306	6,306	-	3,542	3,787	(245)
Automotive	239	179	60	222	222	-
Media(1)	4,200	6,502	(2,302)	1,959	6,502	(4,543)
Other	3,672	3,371	301	701	692	9
Total	$ 183,925	$ 186,223	$ (2,298)	$ 168,388	$ 180,081	$ (11,693)

(1)	Media includes related party investments in Gray Television, Inc. and Triple Crown Media, Inc. which had an aggregate carrying value approximating $1,146 and an amortized cost basis of $3,198 at September 30, 2009. At December 31, 2008, these investments had an aggregate carrying value approximating $268 and an amortized cost basis of $3,198.

        The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 46,063	$ 573	$ 3,947	$ 41	$ 50,010	$ 614
Corporate securities	3,256	1,234	14,057	1,836	17,313	3,070
Redeemable preferred stocks	-	-	5,393	1,158	5,393	1,158
Common and non-redeemable preferred stocks	-	-	4,016	2,465	4,016	2,465
Total temporary impaired securities	$ 49,319	$ 1,807	$ 27,413	$ 5,500	$ 76,732	$ 7,307

	December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 27,184	$ 123	$ -	$ -	$ 27,184	$ 123
Corporate securities	22,423	3,792	5,708	3,336	28,131	7,128
Redeemable preferred stocks	2,224	276	3,196	2,105	5,420	2,381
Common and non-redeemable preferred stocks	267	2,930	2,100	1,183	2,367	4,113
Total temporary impaired securities	$ 52,098	$ 7,121	$ 11,004	$ 6,624	$ 63,102	$ 13,745

        The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the three month and nine month periods ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Redeemable preferred stocks	$ -	$ -	$ 44	$ -
Equity securities	-	382	-	382
Other invested assests	-	-	17	-
Total	$ -	$ 382	$ 61	$ 382

        During the nine month period ended September 30, 2009, the Company recorded a $61 realized loss due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. During the three month period ended September 30, 2008, the Company recorded a $382 realized loss due to an other than temporary impairment in its investment in equity securities of Wachovia Corporation.

        The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status.

        As of September 30, 2009, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturities, common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current macroeconomic conditions. During the nine month period ended September 30, 2009, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $9,395 from net pre-tax unrealized losses on investment securities of $11,693 valued as of December 31, 2008. Of the $9,395 decrease, $4,450 was due to the increase in fair value of the Company’s holdings of securities of certain financial services entities. The Company does not intend to sell nor does it expect to be required to sell the securities referenced previously. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s expected continuation of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of September 30, 2009.

Note 14.  Subsequent Events

        On November 4, 2009, in connection with the Company’s October 30, 2009 investment securities evaluation, the Company determined that the aggregate market value of its General Motors Corporation (“GM”) and General Motors Acceptance Corporation (“GMAC”) securities holdings exceeded the adjusted amortized cost by approximately $0.3 million. Further, in the week prior thereto, both GM and GMAC publicly disclosed that they were seeking to borrow additional funds from the U.S. Government. As a result of those actions and the Company’s evaluation, the Company then determined to sell all of its GM and GMAC holdings. Any gain related to the actual sales prices and the related tax consequences will be recorded in the fourth quarter of 2009. Because the Company will have losses on the sale of the investments for tax purposes, further adjustments to the Company’s recorded deferred tax asset valuation allowance may be required.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month and nine month periods ended September 30, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

         Unpaid loss and loss adjustment expenses comprised 27% of the Company’s total liabilities at September 30, 2009. This obligation includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2009, 2) development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2009 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2009. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2009 but not yet reported, and estimates of unpaid loss adjustment expenses, are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuary develops ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 32% of the Company’s total liabilities at September 30, 2009. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 7% of the Company’s total assets at September 30, 2009. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at September 30, 2009. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies or disputes could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 83% of the Company’s total assets at September 30, 2009. Substantially all investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities that do not have publicly quoted values, with an estimated fair value as determined by management of $1.8 million at September 30, 2009. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). ASC 820-10-20 defines fair value, establishes a framework for measuring fair value under accounting principles generally accepted in the United States, and enhances disclosures about fair value measurements. Fair value is defined as the exchange price at which an asset could be sold or a liability settled in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10-20 provides guidance on measuring fair value when required under existing accounting standards and establishes a hierarchy that prioritizes the inputs to valuation techniques. A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.

        ASC 820-10-20 establishes a fair value hierarchy that prioritizes the inputs in the valuation techniques used to measure fair value into three levels (Level 1, 2 or 3), as defined below.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of September 30, 2009, the Company’s fixed maturity securities valued using Level 3 criteria totaled $1.8 million and the zero cost rate collar was a liability of $1.7 million (See Note 6 of the accompanying notes to the consolidated financial statements). The use of different criteria of assumptions of data may have yielded different results.

         The following provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.

         The following tables present assets and (liabilities) carried at fair value by ASC 820-10-20 hierarchy level.

         As of September 30, 2009, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Fixed maturity securities	$ -	$ 174,587	$ 1,828	$ 176,415
Equity securities	-	7,510	-	7,510
Short-term investments	20,202	-	-	20,202
Total	$ 20,202	$ 182,097	$ 1,828	$ 204,127

        As of December 31, 2008, assets measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
Fixed maturity securities	$ -	$ 161,168	$ 1,929	$ 163,097
Equity securities	-	5,291	-	5,291
Short-term investments	21,339	-	-	21,339
Total	$ 21,339	$ 166,459	$ 1,929	$ 189,727

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2009.

	Fixed Maturity Securities	Derivative (Liability)
	(In thousands)
Balance, January 1, 2009	$ 1,929	$ (2,085)
Total unrealized gains (losses) included in other comprehensive loss	(121)	81
Balance, March 31, 2009	1,808	(2,004)
Total unrealized gains (losses) included in other comprehensive loss	(78)	421
Balance, June 30, 2009	1,730	(1,583)
Total unrealized gains (losses) included in other comprehensive loss	98	(129)
Balance, September 30, 2009	$ 1,828	$ (1,712)

         The Company’s Level 3 fixed maturity securities are comprised solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and accordingly values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained from the single counterparty to the transaction.

         Deferred income taxes comprised approximately 2% of the Company’s total assets at September 30, 2009. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

         For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had a net loss of $2.1 million, or $0.10 per diluted share, for the three month period ended September 30, 2009, compared to a net loss of $0.2 million, or $0.03 per diluted share, for the three month period ended September 30, 2008. The Company had a net loss of $1.8 million, or $0.10 per diluted share, for the nine month period ended September 30, 2009, compared to a net loss of $1.1 million, or $0.11 per diluted share, for the nine month period ended September 30, 2008. The net loss in the three month and nine month periods ended September 30, 2009 was primarily attributable to a $1.8 million increase in the Company’s deferred tax asset valuation allowance. The change in deferred tax asset valuation allowance was due to reassessment of the realization of certain capital loss carryforward benefits. The Company does not currently anticipate having sufficient future capital gains to offset these capital losses. The net loss in the nine month period ended September 30, 2008 was due to the $2.2 million loss from discontinued operations. Income from continuing operations before taxes was $0.2 million in the three month period ended September 30, 2009, compared to a loss from continuing operations before taxes of $0.1 million in the three month period ended September 30, 2008. Income from continuing operations before taxes for the nine month period ended September 30, 2009 was $0.4 million compared to $1.7 million for the nine month period ended September 30, 2008. The decrease in income from continuing operations before taxes in the nine month period ended September 30, 2009 was primarily due to several large automobile claims incurred in the Company’s property and casualty operations which did not occur in the comparable period of 2008, as well as higher overall loss ratios in the Company’s life and health operations. The property and casualty losses were partially offset by a reduction in the accrual for profit sharing commissions. Also contributing to the decrease in income from continuing operations was a non-recurring charge of $0.4 million, which resulted from the termination and settlement of the Company’s supplemental executive retirement plan (“SERP”). Partially offsetting the 2009 decrease in income from continuing operations were several non-recurring charges included in income from continuing operations for the nine month period ended September 30, 2008. During the three month period ended September 30, 2008, the Company recorded a realized loss of $0.4 million due to an other than temporary impairment in its investment in equity securities of Wachovia Corporation. Also, in connection with the marketing and sale of the regional property and casualty companies, the compensation committee of the board of directors, in the third quarter of 2008, approved $0.7 million in discretionary bonus payments to certain officers of the Company. Further, during the first quarter of 2008, the Company incurred a $0.3 million goodwill impairment charge. Premium revenue for the three month period ended September 30, 2009 decreased $0.1 million, or 0.2%, to $22.8 million. For the nine month period ended September 30, 2009, premium revenue increased $0.3 million, or 0.4%, to $68.5 million. The decrease in premiums in the three month period ended September 30, 2009 was due to the continued softness in the property and casualty markets. The increase in premiums in the nine month period ended September 30, 2009 was attributable to new business generated by the Company’s life and health operations as a result of increased marketing initiatives. Offsetting the increase in life and health premiums in the three month and nine month periods ended September 30, 2009 was a continued decline in property and casualty premiums.

        A more detailed analysis of the individual operating entities and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross written premiums	$ 8,860	$ 11,520	$ 31,110	$ 34,026
Ceded premiums	(1,573)	(1,578)	(4,875)	(4,631)
Net written premiums	$ 7,287	$ 9,942	$ 26,235	$ 29,395
Net earned premiums	$ 8,394	$ 9,062	$ 26,214	$ 27,118

        Gross written premiums at American Southern decreased $2.7 million, or 23.1%, during the three month period ended September 30, 2009, and $2.9 million, or 8.6%, during the nine month period ended September 30, 2009, from the comparable periods in 2008. The decrease in gross written premiums during the three month and nine month periods ended September 30, 2009 was primarily attributable to significant decreases in the general liability and surety lines of business which resulted from the weak construction industry. Also contributing to the decrease in gross written premiums was the loss of one of the company’s agents who had previously produced approximately $0.7 million in annualized general liability business. For the nine month period ended September 30, 2009, gross written premiums generated by this agent were $0.1 million compared to $0.6 million in the nine month period ended September 2008, a decrease of $0.5 million. Partially offsetting the decrease in gross written premiums was an increase in commercial automobile business marketed through a single general agent.

        Ceded premiums decreased slightly during the three month period ended September 30, 2009, from the three month period ended September 30, 2008, and increased $0.2 million, or 5.3%, during the nine month period ended September 30, 2009, over the comparable period in 2008. The increase in ceded premiums during the nine month period ended September 30, 2009 was primarily attributable to higher reinsurance rates resulting from changes in the composition of business. Ceded premiums increased disproportionately due to the higher reinsurance costs associated with the commercial automobile business versus the reinsurance costs in the declining lines of business.

        The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commercial automobile	$ 4,759	$ 4,446	$ 14,413	$ 12,815
General liability	1,417	1,939	4,610	6,186
Property	616	616	1,822	1,819
Surety	1,602	2,061	5,369	6,298
Total	$ 8,394	$ 9,062	$ 26,214	$ 27,118

        Net earned premiums decreased $0.7 million, or 7.4%, during the three month period ended September 30, 2009, and $0.9 million, or 3.3%, during the nine month period ended September 30, 2009, from the comparable periods in 2008. The decrease in net earned premiums in the three month and nine month periods ended September 30, 2009 was primarily due to the reasons discussed previously.

        The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2009 and for the comparable periods in 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss ratio	60.1%	56.9%	53.9%	46.1%
Expense ratio	40.4%	44.2%	46.6%	49.6%
Combined ratio	100.5%	101.1%	100.5%	95.7%

         The loss ratio for the three month period ended September 30, 2009 increased to 60.1% from 56.9% in the three month period ended September 30, 2008 and to 53.9% in the nine month period ended September 30, 2009 from 46.1% in the comparable period of 2008. The increase in the loss ratio for the three month and nine month periods ended September 30, 2009 was primarily attributable to several large claims in the commercial automobile line of business. Also, during the three month and nine month periods ended September 30, 2008 American Southern had more favorable loss experience in the property lines of business as compared to the 2009 periods.

         The expense ratio for the three month period ended September 30, 2009 decreased to 40.4% from 44.2% in the three month period ended September 30, 2008 and to 46.6% in the nine month period ended September 30, 2009 from 49.6% in the comparable period of 2008. The decrease in the expense ratio in the three month and nine month periods ended September 30, 2009 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in the expense ratio in the nine month period ended September 30, 2009 was a non-recurring charge of $0.4 million which resulted from the termination and settlement of the company’s SERP.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Medicare supplement	$ 10,720	$ 10,366	$ 31,478	$ 30,901
Other health	979	794	2,820	2,513
Life	2,681	2,609	8,000	7,698
Total	$ 14,380	$ 13,769	$ 42,298	$ 41,112

        Premium revenue at Bankers Fidelity increased $0.6 million, or 4.4%, during the three month period ended September 30, 2009, and $1.2 million, or 2.9%, during the nine month period ended September 30, 2009, over the comparable periods in 2008, primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program. Premiums from the Medicare supplement line of business increased $0.4 million, or 3.4%, during the three month period ended September 30, 2009, and $0.6 million, or 1.9%, during the nine month period ended September 30, 2009. Partially offsetting this increase in Medicare supplement business was the non-renewal of certain policies that resulted from continued pricing and product competition. Premiums from the life insurance line of business increased $0.1 million, or 2.8%, during the three month period ended September 30, 2009, and $0.3 million, or 3.9%, during the nine month period ended September 30, 2009, over the comparable periods in 2008, due to an increase in sales related initiatives. The other health products premiums increased during the three month and nine month periods ended September 30, 2009 over the comparable periods in 2008 due primarily to an increase in sales of short-term care products and increased business activities with group associations.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2009 and the comparable periods in 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Benefits and losses	$ 10,794	$ 9,911	$ 31,619	$ 30,159
Commission and other expenses	4,592	4,392	13,435	12,674
Total expenses	$ 15,386	$ 14,303	$ 45,054	$ 42,833

        Benefits and losses increased $0.9 million, or 8.9%, during the three month period ended September 30, 2009, and $1.5 million, or 4.8%, during the nine month period ended September 30, 2009, over the comparable periods in 2008. As a percentage of premiums, benefits and losses were 75.1% for the three month period ended September 30, 2009 and 74.8% for the nine month period ended September 30, 2009 compared to 72.0% for the three month period ended September 30, 2008 and 73.4% for the nine month period ended September 30, 2008. The increase in the 2009 quarter and year to date loss ratios was primarily due to favorable loss experience in the Medicare supplement line of business in the comparable three month and nine month periods of 2008. During the three month and nine month periods ended September 30, 2008, Bankers Fidelity experienced favorable loss development, primarily from reductions to the prior years’ incurred but not reported (“IBNR”) reserves. With the introduction of Medicare Advantage and other competitive products, Medicare supplement premium peaked in 2005 and continued to decline through 2008. Such premium declines disrupted historical patterns on which determinations of IBNR reserve adequacy had been based. Accordingly, until historical experience could be further developed in a declining business environment, indicated excess reserves as a result of favorable development were recognized at the low end of the reasonable range of indicated redundancy. Premiums have since stabilized and during the three month and nine month periods ended September 30, 2009, Medicare supplement premium revenue has increased over the comparable periods of 2008. As a result, management does not believe that redundancies will continue in future years. Also contributing to the increase in the loss ratio for the three month and nine month periods ended September 30, 2009 was the continued aging of the Medicare supplement business.

        Commissions and other expenses increased $0.2 million, or 4.6%, during the three month period ended September 30, 2009, and $0.8 million, or 6.0%, during the nine month period ended September 30, 2009, over the comparable periods in 2008. The increase in commissions and other expenses for the three month and nine month periods ended September 30, 2009 was primarily attributable to commission costs associated with increased premiums. First year premiums for the Life and Medicare supplement lines of business increased in the three month and nine month periods ended September 30, 2009 over the comparable periods in 2008. Also contributing to the increase in commissions and other expenses for the three month and nine month periods ended September 30, 2009 were increases in advertising and agency related expenses which resulted from the company’s marketing initiatives. As a percentage of premiums, these expenses were 31.9% for the three month period ended September 30, 2009 and 31.8% for the nine month period ended September 30, 2009 compared to 31.9% for the three month period ended September 30, 2008 and 30.8% for the nine month period ended September 30, 2008. The increase in the expense ratio for the nine month period ended September 30, 2009 was primarily due to the increases in advertising and agency related expenses discussed previously.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income decreased $0.4 million, or 13.2%, during the three month period ended September 30, 2009, and $0.6 million, or 7.3%, during the nine month period ended September 30, 2009, from the comparable periods in 2008. The decrease in investment income for the three month and nine month periods ended September 30, 2009 was primarily due to a large number of called securities, the proceeds from which the Company was not able to reinvest at equivalent interest rates. Also contributing to the decrease in investment income in the three month and nine month periods ended September 30, 2009 was a significant decrease in the interest earned on the Company’s short-term investments.

        The Company had a small net realized investment gain during the nine month period ended September 30, 2009, compared to net realized investment losses of $0.3 million in the nine month period ended September 30, 2008. During the nine month period ending September 30, 2009, the Company recorded a realized loss of $0.1 million due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. There were no impairments recorded during the three month period ended September 30, 2009. During the three month and nine month periods ended September 30, 2008, the Company recorded a realized loss of $0.4 million due to an other than temporary impairment in its investment in equity securities of Wachovia Corporation. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments. (See Item 3 of this Quarterly Report on Form 10-Q for a discussion of market risks).

INTEREST EXPENSE

        Interest expense decreased $0.1 million, or 14.6%, during the three month period ended September 30, 2009, and $0.4 million, or 16.8%, during the nine month period ended September 30, 2009, from the comparable periods in 2008. The decrease in interest expense for the three month and nine month periods ended September 30, 2009 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million under the Company’s credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”), which decreased interest expense by reducing the Company’s average debt level for the nine month period ended September 30, 2009 as compared to the same period in 2008. Partially offsetting the decrease in interest expense for the three month and nine month periods ended September 30, 2009 were net settlement payments to Wachovia under the Company’s zero cost rate collar due to the LIBOR rates remaining below the contractual floor rate of 4.77%.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.0 million, or 9.9%, during the three month period ended September 30, 2009, and $1.6 million, or 5.3%, during the nine month period ended September 30, 2009 from the comparable periods in 2008. The decrease in other expenses for the three month and nine month periods ended September 30, 2009 was primarily due to $0.7 million in discretionary bonus payments to certain officers of the Company in the third quarter of 2008 in connection with the marketing and sale of the regional property and casualty companies and a reduction in profit sharing commissions at American Southern. During the three month period ended September 30, 2009, profit sharing commissions at American Southern decreased $0.3 million from the three month period ended September 30, 2008, due primarily to higher loss ratios. For the nine month period ended September 30, 2009 profit sharing commissions decreased $1.1 million from the comparable period in 2008. The majority of American Southern’s business is structured in a way that agents are rewarded based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. In addition, during the three month and nine month periods ended September 30, 2009, American Southern’s commission expense decreased from the comparable periods of 2008 solely due to the decline in premiums described above. Also contributing to the decrease in other expenses was a $0.3 million goodwill impairment charge recorded in the three month period ended March 31, 2008 which did not recur in the nine month period ended September 30, 2009 as well as the elimination of the SERP expense due to its termination in the three month period ended June 30, 2009. Partially offsetting the decrease in other expenses for the nine month period ended September 30, 2009 was a non-recurring charge of $0.4 million, which resulted from the termination and settlement of the Company’s SERP. In addition, during the nine month period ended September 30, 2009, the Company’s life and health operations experienced increases in advertising and agency related expenses due to marketing initiatives. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 38.9% in the three month period ended September 30, 2009 from 43.0% in the three month period ended September 30, 2008. For the nine month period ended September 30, 2009, this ratio decreased to 41.7% from 44.2% in the comparable period in 2008. The decrease in the expense ratio for the three month and nine month periods ended September 30, 2009 was primarily due to the reduction in profit sharing commissions and the $0.7 million non-recurring charge related to 2008 discretionary bonus payments to certain officers of the Company discussed previously.

INCOME TAXES

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2009 resulted from the dividends-received deduction (“DRD”), the change in deferred tax asset valuation allowance, and the provision-to-filed return adjustments. The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of tax assets related to certain capital losses on investments as well as other capital loss carryforward benefits. The Company has established a corresponding valuation allowance of $1.8 million as it does not currently anticipate having sufficient future capital gains to offset these capital losses during the applicable carryforward period. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits. Also, the provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $0.5 million in the three month and nine month periods ended September 30, 2009. The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2009 were primarily due to adjustments related to the 2008 sale of the Company’s regional property and casualty operations.

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2008 resulted from the DRD, the small life insurance company deduction (“SLD”), a non-deductible goodwill impairment charge, and the change in deferred tax asset valuation allowance. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of certain loss carryforward benefits. On March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $3.5 million. During the three month period ended September 30, 2008, the Company revised its original estimate of the loss carryforward benefit from $3.5 million to $4.7 million as a result of further analysis. Since the Company did not anticipate having sufficient future capital gains to offset these capital losses, during the three month period ended September 30, 2008, the Company increased its deferred tax asset valuation allowance from $3.5 million to $4.7 million to reduce the value attributable to this deferred tax benefit. The provision-to-filed-return adjustments were $0.2 million in the three month and nine month periods ended September 30, 2008. The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2008 included a charge of $0.2 million, which resulted from the write off of unused net operating loss carryforwards that had expired.

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

        Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from its subsidiaries. The cash needs of the Parent are primarily for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At September 30, 2009, the Parent had approximately $20.6 million of cash and short-term investments. The Company believes that given traditional funding sources of the Parent combined with current cash and short-term investments, the current liquidity issues being faced by certain other companies as a result of the current economic conditions and funding constraints should not be an issue for the Company and/or the Parent for the foreseeable future.

        The Parent’s insurance subsidiaries reported statutory net income of $5.0 million for the nine month period ended September 30, 2009 compared to statutory net income of $5.5 million for the nine month period ended September 30, 2008. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported GAAP net income of $4.8 million for the nine month period ended September 30, 2009, compared to $5.4 million for the nine month period ended September 30, 2008. The reasons for the decrease in GAAP net income in the nine month period ended September 30, 2009 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2009, American Southern had $38.3 million of statutory surplus and Bankers Fidelity had $30.7 million of statutory surplus.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $6.6 million at September 30, 2009.

        In addition to these internal funding sources, the Company maintains its revolving credit facility under the Credit Agreement pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $12.0 million at September 30, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month and nine month periods ended September 30, 2009, there was no balance outstanding under this Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

        The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original dates of issuance, are callable, in whole or in part, only at the option of the Company five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2009, the effective interest rate was 4.45%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.

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

         At September 30, 2009, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2009, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.4 million.

         Net cash used in operating activities was $3.3 million in the nine month period ended September 30, 2009, compared to $4.6 million in the nine month period ended September 30, 2008. Cash and short-term investments decreased from $37.3 million at December 31, 2008 to $29.5 million at September 30, 2009. The decrease in cash and short-term investments during the nine month period ended September 30, 2009 was primarily due to an increased level of investing exceeding normal sales and maturities. In addition, during the nine month period ended September 30, 2009, the Company distributed accumulated benefits of $2.8 million due to the termination of its SERP. Also contributing to the decrease in cash and short-term investments during the nine month period ended September 30, 2009 was a final settlement of $1.8 million with Columbia Mutual Insurance Company relating to a valuation matter with respect to certain loss reserves in connection with the 2008 sale of the Company’s regional property and casualty operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Due to the nature of the Company’s business it is exposed to both interest rate and market risk. Changes in interest rates, which have historically represented the largest market risk factor affecting the Company, may result in changes in the fair market value of the Company’s investments, cash flows and interest income and expense. The Company is also subject to risk from changes in equity prices. As of September 30, 2009, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturities, common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current macroeconomic conditions. During the nine month period ended September 30, 2009, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $9.4 million from net pre-tax unrealized losses on investment securities of $11.7 million valued as of December 31, 2008. Of the $9.4 million decrease, $4.5 million was due to the increase in fair value of the Company’s holdings of securities of certain financial services entities.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - July 31, 2009	-	$ -	-	503,889
August 1 - August 31, 2009	-	-	-	503,889
September 1 - September 30, 2009	7,485	1.11	7,485	496,404
Total	7,485	$ 1.11	7,485

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: November 13, 2009	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.