Form 10-K
period 2009-12-31
ATLANTIC AMERICAN CORP
filed 2010-03-26
CIK 8177

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,968,636. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 15, 2010 there were 22,288,710 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. Atlantic American’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) within the life and health industry. Each of American Southern and Bankers Fidelity is managed separately based upon its geographic location or the type of products it offers, and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

In December 2007, the Company entered into an agreement for the sale of its “regional” property and casualty operations, comprised of Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (collectively known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”), to Columbia Mutual Insurance Company (“Columbia”). This transaction was completed on March 31, 2008. Accordingly, the assets, liabilities and results of operations of these regional property and casualty operations have been reflected by the Company as discontinued operations.

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

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience generally can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers personal property, inland marine and general liability coverages. Additionally,

American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Automobile liability	$12,299	$10,904	$10,936
Automobile physical damage	6,679	6,628	8,105
General liability	6,008	7,996	10,349
Property	2,442	2,374	3,005
Surety	6,872	8,356	9,180

Total	$34,300	$36,258	$41,575

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health business, primarily Medicare supplement insurance, accounted for 81.4% of Bankers Fidelity’s net earned premiums in 2009 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2009, 73.3% were health insurance policies and 26.7% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Life insurance	$10,616	$10,357	$10,615

Medicare supplement	42,679	41,402	41,786
Other accident and health	3,867	3,364	3,848

Total health insurance	46,546	44,766	45,634

Total	$57,162	$55,123	$56,249

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including issue age, level of coverage and selected riders or options.

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

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with active oversight from management. Senior management carefully reviews all new programs prior to implementation. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can obtain or retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents. The three channels utilized include the traditional independent agent, broker-agents typically interested in a specific product of Bankers Fidelity and the special market agents which promote workplace, association and/or branded products.

In the traditional independent agent arrangement, Bankers Fidelity enters into contractual arrangements with various regional sales directors and general agents responsible for marketing and other sales activities, who also, in turn, recommend appointment of other independent agents. The standard agreements set forth the commission arrangements and are terminable by either party upon notice. Regional sales directors and general agents receive an override commission on sales made by agents sponsored by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated primarily on a commission basis. Using independent agents also enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

With the traditional independent agents, the company utilizes a lead generation plan that rewards qualified agents with leads in accordance with certain production criteria. In addition, a protected territory is established for qualified agents, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory designed to produce an economically serviceable senior population. The Company believes that offering a lead generation system solves an agent’s most important dilemma — prospecting — and allows Bankers Fidelity to build long-term relationships with agents who can view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan. In protected geographical areas, production per agent compares favorably to unprotected areas served by the general brokerage division.

Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent multiple insurance companies. Broker-agents generally are not interested in developing relationships with any one particular insurance company but are more interested in matching a specific product with the specific needs of their clients. These agents, while a source of business, do not participate in the lead generation plan; but can qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Bankers Fidelity also has a number of agents, some of which belong to marketing organizations, which solicit business from various groups including employers, trade associations and/or other organizations. Depending on the group’s needs, these agents may target one specific product or a group of Bankers Fidelity’s products to market to the members of the group. These agents also do not participate in the lead generation plan; but can also qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Bankers Fidelity, in an effort to motivate all of its registered agents to market its products, offers the following: competitive products and commission structures, efficient claims service, prompt payment of commissions that immediately vest, simplified policy issue procedures, periodic sales incentive programs and, as described above, for the traditional independent agents, protected sales territories determined based on specific counties and/or zip codes.

Bankers Fidelity has implemented an agent qualification process and had 1,943 licensed agents as of December 31, 2009. The agents concentrate their sales activities in both the accident and health or life insurance product lines. During 2009, approximately 606 agents wrote policies on behalf of Bankers Fidelity.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect new underwritten accounts. The results of each insured are reviewed on a stand-alone basis periodically. When results are below expectations, management takes appropriate corrective action which may include adjusting rates, reviewing underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $30,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information such as medical examinations subject to age and face amount based on published guidelines. Approximately 95% of the net premiums earned for both life and health insurance sold during 2009 were derived from insurance written below Bankers Fidelity’s medical limits. For the senior market, Bankers Fidelity issues life products primarily on an accept-or-reject basis with face amounts up to $30,000 for preferred rates, up to $25,000 for standard rates and up to $20,000 for modified graded rates. Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).

Applications for insurance are reviewed to determine the face amount, age, and medical history. Depending upon information obtained directly from the insured, the Medical Information Bureau (“M.I.B.”) report, paramedical testing, and/or medical records, additional testing may be ordered. If deemed necessary, Bankers Fidelity may use investigative services to supplement and substantiate information. For certain limited coverages, Bankers Fidelity has adopted simplified policy issue procedures by which an application containing a variety of Yes/No health related questions is submitted. For these plans, a M.I.B. report is ordered, however, paramedical testing and medical records are not ordered in most cases. All applications by individuals age 60 and older are also verified by telephone interview.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2009	2008
	(In thousands)

Balance at January 1	$52,499	$51,704
Less: Reinsurance recoverables	(14,870)	(13,004)

Net balance at January 1	37,629	38,700

Incurred related to:
Current year	65,093	62,569
Prior years(1)	(7,620)	(8,723)

Total incurred	57,473	53,846

Paid related to:
Current year	42,335	40,249
Prior years	14,144	14,668

Total paid	56,479	54,917

Net balance at December 31	38,623	37,629
Plus: Reinsurance recoverables	11,489	14,870

Balance at December 31	$50,112	$52,499

(1)	Favorable loss development from property and casualty operations for the years ended December 31, 2009 and 2008 was $6.7 million and $8.0 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2009, approximately 84% of the reserves related to property and casualty losses and approximately 16% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the upper end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health subsidiary generally incurs losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally includes general liability while the short-tail lines of business generally include property and automobile coverages.

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

For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported (“IBNR”) reserves for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses on long-tail lines of business emerge in the early periods is generally not as reliable an indication of the ultimate losses as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analyses and application of prior accident years’ loss ratios, after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.

For short-tail lines of business, the emergence of paid loss and case reserves is more credible in the early periods and is more likely to be indicative of ultimate losses. The method used to set reserves for these lines of business is based upon utilization of a historical development pattern for reported losses. IBNR reserves for the current year are set as the difference between the estimated fully developed ultimate losses for each year, less the established, related case reserves and cumulative related payments. IBNR reserves for prior accident years are similarly determined, again relying on an indicated, historical development pattern for reported losses.

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

Estimating case reserves and ultimate losses involves various considerations which differ according to the line of business. In addition, changes in state legislative and regulatory environments may impact loss estimates. General liability claims may have a long pattern of loss emergence. Given the broad nature of potential general liability coverages, investigative time periods may be extended and questions of coverage may exist. Such uncertainties create greater imprecision in estimating required levels of loss reserves. The property and automobile lines of business generally have less variable reserve estimates than other lines. This is largely due to the coverages having relatively shorter periods of loss emergence. Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends. Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment. These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.

Components of the Company’s reserves for losses and claims by product line at December 31, 2009 were as follows:

	Case	IBNR	Total
	(In thousands)

Business automobile	$9,375	$9,118	$18,493
Personal automobile/physical damage	1,034	340	1,374
General & other liability	4,784	9,596	14,380
Other lines (including life)	3,173	5,508	8,681
Medicare supplement	209	5,351	5,560
Unallocated loss adjustment reserves	—	1,624	1,624

Total reserves for losses and claims	$18,575	$31,537	$50,112

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2009 review indicated that reserves could be as much as 18.3% lower or as much as 6.8% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates will be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE, and are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given point in time, of amounts the insurer expects to pay on incurred claims. All balances are reviewed periodically by the Company’s independent consulting actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 1999 through 2009. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2009. Futhermore, the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,
	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999
	(In thousands)

Reserve for Losses and LAE	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242	$48,350	$48,764
Cumulative paid as of:
One year later		13,627	11,630	18,010	14,254	16,521	13,772	15,825	18,093	20,682	18,267
Two years later			21,187	24,793	23,967	24,217	22,202	23,933	26,194	31,687	30,143
Three years later				29,338	27,235	28,775	26,673	28,487	31,257	35,865	37,938
Four years later					29,179	31,019	28,645	31,398	33,683	37,223	39,972
Five years later						31,594	30,257	32,820	35,134	38,616	40,816
Six years later							30,447	34,238	35,610	39,166	42,006
Seven years later								34,288	36,814	39,538	42,079
Eight years later									36,854	39,603	42,352
Nine years later										39,627	42,375
Ten years later											42,390
Ultimate losses and LAE reestimated as of:
End of year	42,248	44,928	43,994	45,655	43,593	42,310	39,042	44,428	46,242	48,350	48,764
One year later		31,649	33,663	35,590	34,897	37,280	35,706	42,235	39,628	46,778	45,866
Two years later			29,903	34,163	32,929	34,108	34,779	40,099	40,249	43,104	46,065
Three years later				33,499	31,560	33,338	31,710	39,260	38,877	42,208	44,800
Four years later					32,043	33,370	31,224	37,163	39,339	41,503	43,792
Five years later						33,090	31,049	37,133	39,067	41,490	43,775
Six years later							31,203	36,914	39,484	41,600	43,674
Seven years later								37,008	39,331	41,822	43,738
Eight years later									39,405	41,652	43,884
Nine years later										41,735	43,762
Ten years later											43,799
Cumulative redundancy		$13,279	$14,091	$12,156	$11,550	$9,220	$7,839	$7,420	$6,837	$6,615	$4,965
		29.6%	32.0%	26.6%	26.5%	21.8%	20.1%	16.7%	14.8%	13.7%	10.2%

Note: Because this analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income.

Life and Health Operations

Bankers Fidelity establishes liabilities for future policy benefits to meet projected future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with modification to reflect actual experience. See Note 3 of Notes to Consolidated Financial Statements.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Fire, inland marine, commercial automobile physical damage — $125,000 excess of $50,000 retention; and automobile liability and general liability — excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000. At December 31, 2009, $30.9 million of the $287.1 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Competition

Competition for insurance products is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity focuses on four core products: Medicare supplement, small face amount life insurance, short-term nursing home coverage and hospital indemnity. Bankers Fidelity believes that its primary competitors in this market are Blue Cross / Blue Shield, Globe Life and Accident Insurance Company, Lincoln Heritage Life Insurance Company, Mutual of Omaha, Oxford Life Insurance Company, United Commercial Travelers of America, United World Life Insurance Company and Woodman of the World. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity offers a proprietary lead generation program to attract and retain traditional independent agents. Bankers Fidelity also actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

Bankers Fidelity.  Bankers Fidelity is, as of the date of this report, rated “B++” (Good) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2009, securities with an amortized cost of $9.5 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2009, American Southern and Bankers Fidelity were within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2009, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Fixed maturities:
U.S. Government agencies and authorities	$124,392	59.2%	$120,572	62.0%
States, municipalities and political subdivisions	—	—	409	0.2
Public utilities	9,910	4.7	9,050	4.7
All other corporate bonds	41,776	19.9	25,605	13.2
Redeemable preferred stock	7,882	3.8	7,361	3.8
Certificates of deposit	100	0.0	100	0.0

Total fixed maturities(1)	184,060	87.6	163,097	83.9
Common and non-redeemable preferred stocks(2)	6,914	3.3	5,291	2.7
Mortgage, policy and student loans(3)	2,139	1.0	2,019	1.0
Other invested assets(4)	1,021	0.5	1,433	0.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.6	1,238	0.7
Short-term investments(5)	14,697	7.0	21,339	11.0

Total investments	$210,107	100.0%	$194,455	100.0%

(1)	Fixed maturity securities are carried on the balance sheet at estimated fair value. Certain fixed maturity securities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total cost of fixed maturity securities was $189.1 million as of December 31, 2009 and $171.3 million as of December 31, 2008.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $8.6 million as of December 31, 2009 and $8.8 million as of December 31, 2008.

(3)	Mortgage, policy and student loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $1.0 million as of December 31, 2009 and $1.4 million as of December 31, 2008.

(5)	Short-term investments are valued at cost, which approximates market value at the measurement date.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Average investments(1)	$201,003	$201,372
Net investment income	10,554	11,688
Average yield on investments	5.25%	5.80%
Realized investment gains (losses), net(2)	273	(3,995)

(1)	Calculated as the average of the balances at the beginning of the year and at the end of each of the succeeding four quarters.

(2)	Includes impairment charges of $0.1 million and $4.0 million in 2009 and 2008, respectively, primarily related to the write-down in the value of certain bonds, preferred and common stocks. See Note 2 of Notes to Consolidated Financial Statements.

Management’s investment strategy is an increased investment in short and medium maturity bonds and to a lesser extent in common and preferred stocks.

Employees

The Company and its subsidiaries employed 125 people at December 31, 2009. Of the 125 people employed at December 31, 2009, 117 were full-time.

Financial Information by Industry Segment

Each of American Southern and Bankers Fidelity operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the Property and Casualty insurance market, while Bankers Fidelity operates in the Life and Health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. See Note 14 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2009, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company (based upon information supplied by each of them).

			Director or
Name	Age	Positions with the Company	Officer Since

J. Mack Robinson	86	Chairman Emeritus	1974
Hilton H. Howell, Jr.	47	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	53	Senior Vice President & CFO	2002

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

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a

Director of the Company since October 1992 and effective February 24, 2009, assumed the title of Chairman of the Board of Directors. Mr. Howell is the son-in-law of Mr. Robinson. He is also a director of Gray Television, Inc. and was a director of Triple Crown Media, Inc. until December 2009.

Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002. Prior to joining the Company in July 2002, he had been a partner of Arthur Andersen LLP since 1990. Mr. Sample is also a director of 1st Franklin Financial Corporation.

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934 and include estimates and assumptions related to, among other things, economic, competitive and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the outcome of various factors. These factors include, among others: further deterioration in general economic conditions; continued disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition, results of operations and stock price could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 1A.	Risk Factors

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the information requested by this Item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Leased Properties.  The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, Chairman Emeritus and the majority shareholder of the Company. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

American Southern leases space for its office in a building located in Atlanta, Georgia. American Southern entered into a new lease with a commencement date of June 1, 2009. The lease term expires May 31, 2019. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

The Company believes that its current properties are in good condition, and are sufficient for the operations of its business.

Item 3.	Legal Proceedings

From time to time, the Company and its subsidiaries are involved in various claims and lawsuits arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such exposures through the establishment of loss and loss adjustment expense reserves. We do not expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for probable losses and costs of defense, will be material to the Company’s consolidated financial condition, although the results of such litigation could be material to the consolidated results of operations for any given period.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 15, 2010, there were 3,999 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2009
1st quarter	$0.97	$0.46
2nd quarter	0.99	0.45
3rd quarter	1.20	0.64
4th quarter	1.72	1.00
2008
1st quarter	$1.75	$1.23
2nd quarter	3.00	1.31
3rd quarter	1.73	1.04
4th quarter	1.35	0.52

The Company has not paid dividends to its common shareholders since the fourth quarter of 1988. The Company has elected to retain its earnings to grow its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. Payment of dividends in the future will be at the discretion of the Company’s Board of Directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the Board of Directors may deem relevant. The Company’s primary sources of cash for the payment of dividends are dividends from its subsidiaries. Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2009, American Southern had $38.9 million of statutory surplus and Bankers Fidelity had $31.4 million of statutory surplus.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2009, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price of such securities and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2009.

			Total
			Number of	Maximum
			Shares	Number of
			Purchased as	Shares that
			Part of	May Yet be
	Total		Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

October 1 — October 31, 2009	22,800	$1.25	22,800	473,604
November 1 — November 30, 2009	2,000	1.31	2,000	471,604
December 1 — December 31, 2009	—	—	—	471,604

Total	24,800	$1.25	24,800

Stock Performance Graph

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the stock performance graph requested by this Item.

Item 6.	Selected Financial Data

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the information requested by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for each of the two years in the period ended December 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

In December 2007, the Company entered into an agreement for the sale of its regional property and casualty operations, Association Casualty Insurance Company and Association Risk Management General Agency, Inc. (together known as “Association Casualty”) and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company. This transaction was completed on March 31, 2008. In accordance with generally accepted accounting principles, the consolidated financial statements reflect the operating results of the regional property and casualty operations as discontinued operations. Accordingly, unless otherwise noted, amounts and analyses contained herein reflect the continuing operations of the Company and exclude the regional property and casualty operations. References to income and loss from operations are identified as continuing operations or discontinued operations, while references to net income or net loss reflect the consolidated net results of both continuing and discontinued operations.

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

Unpaid loss and loss adjustment expenses comprised 27% of the Company’s total liabilities at December 31, 2009. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2009, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2009 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2009. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2009 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 32% of the Company’s total liabilities at December 31, 2009. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 7% of the Company’s total assets at December 31, 2009. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents and comprised 7% of the Company’s total assets at December 31, 2009. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 82% of the Company’s total assets at December 31, 2009. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities that do not have publicly quoted values, but have an estimated fair value as determined by management of $1.8 million at December 31, 2009. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for other than a temporary impairment. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. If other than a temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 of Notes to Consolidated Financial Statements.

The following tables present assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

As of December 31, 2009, investments which are carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)

Fixed maturity securities	$—	$182,281	$1,779	$184,060
Equity securities	—	6,914	—	6,914
Short-term investments	14,697	—	—	14,697

Total	$14,697	$189,195	$1,779	$205,671

As of December 31, 2009, the Company’s zero cost interest rate collar described below, which was valued using Level 3 criteria, was a liability of $1.5 million. The use of different criteria of assumptions of data may have yielded different valuations.

As of December 31, 2008, investments which are carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(In thousands)

Fixed maturity securities	$—	$161,168	$1,929	$163,097
Equity securities	—	5,291	—	5,291
Short-term investments	21,339	—	—	21,339

Total	$21,339	$166,459	$1,929	$189,727

As of December 31, 2008, the Company’s zero cost interest rate collar valued using Level 3 criteria was a liability of $2.1 million. The use of different criteria of assumptions of data may have yielded different valuations.

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009 and 2008.

	Fixed
	Maturity	Derivative
	Securities	(Liability)
	(In thousands)

Balance, January 1, 2008	$3,000	$(740)
Total unrealized losses included in other comprehensive loss	(1,071)	(1,345)

Balance, December 31, 2008	1,929	(2,085)
Total unrealized gains (losses) included in other comprehensive loss	(150)	538

Balance, December 31, 2009	$1,779	$(1,547)

The Company’s fixed maturity securities valued with Level 3 criteria are comprised solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and accordingly values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained from the single counterparty to the transaction.

Deferred income taxes comprised approximately 2% of the Company’s total assets at December 31, 2009. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2009	2008
	(In thousands)

Revenue
Property and Casualty:
American Southern	$39,172	$40,466
Life and Health:
Bankers Fidelity	63,075	58,805
Corporate and Other	463	460

Total revenue	$102,710	$99,731

Income (loss) from continuing operations before income taxes
Property and Casualty:
American Southern	$4,782	$5,817
Life and Health:
Bankers Fidelity	2,984	1,431
Corporate and Other	(6,416)	(8,240)

Income (loss) from continuing operations before income taxes	$1,350	$(992)

Loss from discontinued operations, net of tax	$—	$(3,417)

Net loss	$(1,207)	$(3,883)

On a consolidated basis, the Company had a net loss of $1.2 million, or $0.08 per diluted share, in 2009, compared to a net loss of $3.9 million, or $0.25 per diluted share, in 2008. The net loss in 2009 was primarily attributable to a $2.0 million increase in the Company’s deferred tax asset valuation allowance. The change in the deferred tax asset valuation allowance was due to a reassessment of the future realization of certain capital loss carryforward benefits. The Company does not currently anticipate having sufficient future capital gains to offset these capital losses. The net loss in 2008 was attributable to a $4.0 million realized investment loss related to the write-down in the value of certain bonds, preferred and common stocks due to an other than temporary impairment and a $3.4 million loss from discontinued operations. Income from continuing operations before taxes was $1.4 million in 2009, compared to a loss of $1.0 million in 2008. The increase in income from continuing operations before taxes during 2009 was due to the absence of a comparable $4.0 million impairment charge recorded in 2008 discussed previously. In 2009, other than temporary impairment charges were $0.1 million. Such variations between years in realized investment gains and losses significantly influence the reported income (loss) from continuing operations before income taxes. The magnitude of realized investment gains and losses in any year are a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Excluding realized investment gains and losses, income from continuing operations before taxes was $1.1 million in 2009, compared to $3.0 million in 2008. The decrease in income from continuing operations before taxes and realized gains and losses was primarily due to several large automobile claims incurred in the Company’s property and casualty operations as well as higher overall loss ratios in the Company’s life and health operations. The property and casualty losses were partially offset by a reduction in the accrual for profit sharing commissions due to agents. Also contributing to the decrease was a non-recurring charge of $0.4 million, which resulted from the termination and settlement of the Company’s supplemental executive retirement plan (“SERP”). Partially offsetting the 2009 decrease in income from continuing operations before taxes and realized gains and losses were the following non-recurring charges recorded in 2008: $0.7 million in discretionary bonus payments to certain officers of the Company in connection with the sale of the regional property and casualty companies and a $0.3 million goodwill impairment charge.

Total revenue was $102.7 million in 2009 as compared to $99.7 million in 2008. Premium revenue increased slightly to $91.5 million in 2009 from $91.4 million in 2008. The increase in premiums was attributable to new business generated by the Company’s life and health operations as a result of increased marketing initiatives. Offsetting the increase in life and health premiums in 2009 was a continued decline in property and casualty premiums.

Total expenses were $101.4 million in 2009 as compared to $100.7 million in 2008. Insurance benefits and losses and commissions and underwriting expenses as a percentage of premiums were 97.5% and 95.9% in 2009 and 2008, respectively. The increase in expenses was primarily due to higher loss ratios in both the property and casualty and the life and health operations discussed above.

The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operations consist of Bankers Fidelity.

A more detailed analysis of the operating companies and other corporate activities is provided below.

Underwriting Results

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Gross written premiums	$39,066	$43,129
Ceded premiums	(6,207)	(6,250)

Net written premiums	$32,859	$36,879

Net earned premiums	$34,300	$36,258
Net losses and loss adjustment expenses	18,829	16,746
Underwriting expenses	15,561	17,903

Underwriting (loss) income	$(90)	$1,609

Loss ratio	54.9%	46.2%
Expense ratio	45.4	49.4

Combined ratio	100.3%	95.6%

Gross written premiums at American Southern decreased $4.1 million, or 9.4%, during 2009 as compared to 2008. The decrease in gross written premiums was primarily attributable to significant decreases in the general liability and surety lines of business which resulted from weakness in the construction industry. Also contributing to the decrease in gross written premiums was the loss of one of the company’s agents who had previously produced approximately $0.7 million in annualized general liability business. Partially offsetting the decrease in gross written premiums was an increase in commercial automobile business marketed through another general agent.

Ceded premiums decreased slightly during 2009 as compared to 2008. The decrease in ceded premiums was primary attributable to the decline in written premiums. Also contributing to the decrease were lower cession rates resulting from a new reinsurance agreement which was enacted in the fourth quarter of 2009. Partially offsetting the 2009 decrease in ceded premiums were higher reinsurance rates from changes in the composition of business. Ceded premiums relative to gross written premiums increased disproportionately due to the higher reinsurance costs associated with the commercial automobile business versus the reinsurance costs in the declining lines of business.

The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,
	2009	2008
	(In thousands)

Automobile liability	$12,299	$10,904
Automobile physical damage	6,679	6,628
General liability	6,008	7,996
Property	2,442	2,374
Surety	6,872	8,356

Total earned premium	$34,300	$36,258

Net earned premiums decreased $2.0 million, or 5.4%, during 2009 as compared to 2008. The decrease in net earned premiums during 2009 was primarily due to the reasons discussed previously. In 2009, American Southern’s five principal states in terms of premium revenue, Alabama, Florida, Georgia, Illinois, and Ohio, were relatively consistent with those in 2008 and accounted for approximately 61% of total earned premiums for 2009.

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

The combined ratio for American Southern increased to 100.3% in 2009 from a combined ratio of 95.6% in 2008. The loss ratio increased to 54.9% in 2009 from 46.2% in 2008. The overall increase in the loss ratio was primarily attributable to several large claims in the commercial automobile line of business. The expense ratio decreased to 45.4% in 2009 from 49.4% in 2008. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in the 2009 expense ratio was a non-recurring charge of $0.4 million which resulted from the termination and settlement of the company’s SERP.

In establishing reserves, American Southern initially reserves for losses at the upper end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information develops. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2009, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 20.7% lower or as much as 7.3% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s reserve redundancies for the years ended December 31, 2009 and 2008 were $6.7 million and $8.0 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations from American Southern and the Company. The indicated redundancy in 2009 was $1.3 million less than that in 2008. After considering the impact on contingent commissions and other related accruals, the $1.3 million decline in the redundancy resulted in a decline in income from operations before tax of approximately $0.7 million in 2009 as compared to 2008. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

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

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2009	2008
	(In thousands)

Medicare supplement	$42,679	$41,402
Other health products	3,867	3,364
Life insurance	10,616	10,357

Total earned premiums	57,162	55,123

Insurance benefits and losses	41,955	40,084
Underwriting expenses	18,136	17,290

Total expenses	60,091	57,374

Underwriting loss	$(2,929)	$(2,251)

Premium revenue at Bankers Fidelity increased $2.0 million, or 3.7%, during 2009 as compared to 2008 primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program. Premiums from the Medicare supplement line of business increased $1.3 million, or 3.1%, in 2009 as compared to 2008 and accounted for 75% of total 2009 earned premiums. Partially offsetting this increase in Medicare supplement business was the non-renewal of certain policies that resulted from continued pricing and product competition. Premiums from the life insurance line of business increased $0.3 million, or 2.5%, during 2009 over 2008 premiums due to an increase in sales related initiatives. The other health products premiums increased to $3.9 million in 2009 from $3.4 million in 2008, or 15.0%, primarily as a result of an increase in sales of short-term care products and increased business activities with group associations. In 2009, the company’s five principal states in terms of premium revenue, Georgia, Indiana, Ohio, Pennsylvania, and Utah, were consistent with those in 2008 and accounted for approximately 55% of total premiums for 2009.

Benefits and losses increased $1.9 million, or 4.7%, during 2009 as compared to 2008. As a percentage of premiums, benefits and losses were 73.4% in 2009 compared to 72.7% in 2008. The increase in the loss ratio was primarily attributable to increased medical costs within the health business. The company continues to implement rate increases on its Medicare supplement line of business to help to mitigate the impact of higher medical costs.

Underwriting expenses increased $0.8 million, or 4.9%, during 2009 as compared to 2008. The increase in underwriting expenses during 2009 was primarily attributable to increases in advertising and agency related expenses which resulted from the company’s marketing initiatives. As a percentage of earned premiums, these expenses were 31.7% in 2009 compared to 31.4% in 2008. The increase in the expense ratio during 2009 was primarily due to the reasons discussed previously.

The indicated underwriting loss of $2.9 million in 2009 and $2.3 million in 2008 does not take into account investment income, which is a significant component in evaluating profitability; particularly in the life insurance business. Increased marketing efforts have resulted in underwriting expenses increasing at a slightly faster rate than the related premiums, thus increasing the indicated underwriting loss.

Investment Income and Realized Gains

Investment income decreased $1.1 million, or 9.5%, in 2009 as compared to 2008. The decrease in investment income during 2009 was primarily due to a large amount of called securities, the proceeds from which the Company was not able to reinvest at equivalent interest rates. Also contributing to the decrease in investment income was a significant decrease in the interest earned on the Company’s short-term investments.

The Company had net realized investment gains of $0.3 million in 2009 and net realized investment losses of $4.0 million in 2008. The net realized gains in 2009 were primarily due to the sale of the Company’s investments in the fixed maturity securities of General Motors Corporation (“GM”) and General Motors Acceptance Corporation (“GMAC”). On November 4, 2009, the Company sold all of its GM and GMAC holdings resulting in realized gains of approximately $0.3 million. During 2009, the Company also recorded a realized loss of $0.1 million due to other than temporary impairments in its investments in the fixed maturity securities of CIT Group and GM, as well as certain other invested assets. The net realized investment losses in 2008 were due to impairment charges related to the write-down in the value of certain bonds, preferred and common stocks. During the years ended December 31, 2009 and 2008, the Company recorded investment impairments due to other than temporary declines in values, which reduced reported realized investment gains, related to the following investments:

	2009	2008
	(In thousands)

Corporate securities	$44	$932
Redeemable preferred stocks	43	2,342
Common and non-redeemable preferred stocks	17	666
Other invested assets	17	74

Total	$121	$4,014

While the impairments did not impact the carrying value of the investments, they resulted in realized losses of $0.1 million in 2009 and $4.0 million in 2008. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or divests investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased $0.5 million, or 16.4%, in 2009 as compared to 2008. The decrease in interest expense during 2009 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR. In addition, on April 1, 2008, the Company repaid the outstanding balance of $3.8 million under the Company’s credit agreement (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”), which decreased interest expense by reducing the Company’s average debt level during 2009. Partially offsetting the decrease in interest expense were net settlement payments to Wachovia under the Company’s zero cost interest rate collar due to the LIBOR rates remaining below the contractual floor rate of 4.77%.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $2.8 million, or 6.8%, in 2009 as compared to 2008. The decrease in other expenses during 2009 was primarily attributable to a reduction in profit sharing commissions at American Southern. Profit sharing commissions at American Southern decreased $1.6 million during 2009 due primarily to higher loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Further, during 2009 American Southern’s commission expense decreased $0.9 million from 2008 solely due to the decline in premiums described above. Also contributing to the decrease in other expenses in 2009 was $0.7 million in discretionary bonus payments to certain officers of the Company in 2008 in connection with the marketing and sale of the regional property and casualty companies and a $0.3 million goodwill impairment charge both of which did not recur in 2009. Partially offsetting the decrease in other expenses in 2009 was a non-recurring charge of $0.4 million, which resulted from the termination and settlement of the Company’s SERP. Also, during 2009 the Company’s life and health operations experienced increases in advertising and agency related expenses due to increases in marketing initiatives. As a percentage of earned premiums, other expenses were 41.4% in 2009 as compared with 44.4% in 2008. The decrease in the expense ratio was primarily due to the reduction in profit sharing commissions and the $0.7 million discretionary bonus discussed previously.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate result from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in asset valuation allowance. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of tax assets related to certain capital losses on investments as well as other capital loss carryforward benefits. During 2009, the Company increased its existing valuation allowance by $2.0 million as it does not currently anticipate having sufficient future capital gains to offset these capital losses during the applicable carryforward period. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits.

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

Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At December 31, 2009, the Parent had approximately $15.9 million of cash and short-term investments. The Company believes that traditional funding sources of the Parent, combined with current cash and short-term investments, should provide sufficient liquidity for the Company and/or the Parent for the foreseeable future.

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2009, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $70.3 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries were $4.9 million and $4.7 million in 2009 and 2008, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.3 million and $7.8 million were paid to the Parent under the tax sharing agreements in 2009 and 2008, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $6.5 million in 2009 and $5.5 million in 2008. As a result of the Parent’s tax loss carryforwards, which totaled approximately $6.3 million at December 31, 2009, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds sufficient to meet its cash flow obligations.

In addition to these internal funding sources, the Company maintains its revolving credit facility under the Credit Agreement pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $10.5 million at December 31, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During 2009, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement. The termination date of this Credit Agreement is June 30, 2010 and the Company currently does not anticipate entering into any future credit agreements. Notwithstanding the foregoing, however, changes in business or general economic conditions could result in the Company determining that it is in the Company’s best interest to enter into such an agreement at any time in the future. In such event, no assurances can be provided that the Company would be able to enter into such an agreement in a timely manner, on acceptable terms, or at all.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month

LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2009, the effective interest rate was 4.32%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2009, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2009, the Company paid $0.5 million in Series D Preferred Stock dividends. During 2008, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $0.5 million. As of December 31, 2009, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $.02 million.

Net cash used in operating activities was $0.8 million in 2009 compared to $2.7 million in 2008. Cash and short-term investments decreased to $20.1 million at December 31, 2009 from $37.3 million at December 31, 2008. The decrease in cash and short-term investments during 2009 was primarily due to an increased level of investing exceeding normal sales and maturities. In addition, during 2009 the Company distributed accumulated benefits of $2.8 million due to the termination of its SERP. Also contributing to the decrease in cash and short-term investments was a final settlement of $1.8 million with Columbia Mutual Insurance Company relating to a valuation matter with respect to certain loss reserves in connection with the 2008 sale of the Company’s regional property and casualty operations. Cash and short-term investments at December 31, 2009 of $20.1 million are believed to be sufficient to meet the Company’s near-term needs.

The Company believes that the dividends, fees, and tax-sharing payments it receives from its subsidiaries will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

New Accounting Pronouncements

See “Impact of Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

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

Contractual Obligations

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the table of contractual obligations requested by this Item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the information requested by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Atlantic American Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO SEIDMAN LLP

Atlanta, Georgia
March 26, 2010

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)

ASSETS
Cash and cash equivalents, including short-term investments of $14,697 and $21,339 in 2009 and 2008, respectively	$20,129	$37,321
Investments	195,410	173,116
Receivables:
Reinsurance	11,489	14,870
Other, net of allowance for doubtful accounts of $533 and $676 in 2009 and 2008, respectively	6,023	7,789
Deferred income taxes, net	6,041	10,577
Deferred acquisition costs	19,453	19,160
Other assets	1,413	1,648
Goodwill	2,128	2,128

Total assets	$262,086	$266,609

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$129,213	$130,774
Accounts payable and accrued expenses	14,165	19,183
Debt payable	41,238	41,238

Total liabilities	184,616	191,195

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized;
22,373,900 shares issued; 22,291,310 shares and 22,332,087 shares outstanding in 2009 and 2008, respectively	22,374	22,374
Additional paid-in capital	57,129	57,107
Retained earnings	3,404	5,119
Accumulated other comprehensive loss	(5,405)	(9,200)
Treasury stock, at cost, 82,590 shares in 2009 and 41,813 shares in 2008	(102)	(56)

Total shareholders’ equity	77,470	75,414

Total liabilities and shareholders’ equity	$262,086	$266,609

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(Dollars in thousands,
	except per share data)

Revenue:
Insurance premiums	$91,462	$91,381
Investment income	10,688	11,814
Realized investment gains (losses), net	273	(3,995)
Other income	287	531

Total revenue	102,710	99,731

Benefits and expenses:
Insurance benefits and losses incurred	60,784	56,830
Commissions and underwriting expenses	28,379	30,816
Interest expense	2,756	3,298
Other	9,441	9,779

Total benefits and expenses	101,360	100,723

Income (loss) from continuing operations before taxes	1,350	(992)
Income tax expense (benefit)	2,557	(526)

Loss from continuing operations	(1,207)	(466)
Loss from discontinued operations, net of tax (Note 17)	—	(3,417)

Net loss	(1,207)	(3,883)
Preferred stock dividends	(508)	(1,528)

Net loss applicable to common stock	$(1,715)	$(5,411)

Basic loss per common share:
Loss from continuing operations	$(.08)	$(.09)
Loss from discontinued operations	—	(.16)

Net loss applicable to common shareholders	$(.08)	$(.25)

Diluted loss per common share:
Loss from continuing operations	$(.08)	$(.09)
Loss from discontinued operations	—	(.16)

Net loss applicable to common shareholders	$(.08)	$(.25)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Loss	Stock	Total
	(Dollars in thousands)

Balance, December 31, 2007	$204	$21,817	$56,414	$10,530	$(1,171)	$—	$87,794
Comprehensive loss:
Net loss	—	—	—	(3,883)	—	—	(3,883)
Increase in unrealized investment losses	—	—	—	—	(11,538)	—	(11,538)
Fair value adjustment to derivative financial instrument	—	—	—	—	(1,345)	—	(1,345)
Minimum pension liability adjustment (Note 9)	—	—	—	—	531	—	531
Deferred income tax attributable to other comprehensive loss	—	—	—	—	4,323	—	4,323

Total comprehensive loss	—	—	—	—	—	—	(11,912)
Preferred stock redeemed (Note 10)	(134)	—	(13,266)	—	—	—	(13,400)
Capital contribution (Note 10)	—	—	13,795	—	—	—	13,795
Dividends on preferred stock	—	—	—	(1,528)	—	—	(1,528)
Common stock issued in lieu of preferred stock dividend payments	—	417	91	—	—	—	508
Restricted stock grants	—	29	(29)	—	—	—	—
Amortization of unearned compensation	—	—	66	—	—	—	66
Acquisition of 41,813 shares for treasury	—	—	—	—	—	(56)	(56)
Issuance of 111,106 shares for employee benefit plans and stock options	—	111	36	—	—	—	147

Balance, December 31, 2008	70	22,374	57,107	5,119	(9,200)	(56)	75,414
Comprehensive income:
Net loss	—	—	—	(1,207)	—	—	(1,207)
Decrease in unrealized investment losses	—	—	—	—	4,925	—	4,925
Fair value adjustment to derivative financial instrument	—	—	—	—	538	—	538
Minimum pension liability adjustment (Note 9)	—	—	—	—	375	—	375
Deferred income tax attributable to other comprehensive income	—	—	—	—	(2,043)	—	(2,043)

Total comprehensive income	—	—	—	—	—	—	2,588
Dividends on preferred stock	—	—	—	(508)	—	—	(508)
Amortization of unearned compensation	—	—	22	—	—	—	22
Acquisition of 40,777 shares for treasury	—	—	—	—	—	(46)	(46)

Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net loss	$(1,207)	$(3,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred acquisition costs	9,656	9,914
Acquisition costs deferred	(9,949)	(10,244)
Realized investment (gains) losses, net	(273)	3,995
(Decrease) increase in insurance reserves and policyholder funds	(1,561)	2,696
Loss from discontinued operations, net	—	3,417
Compensation expense related to share awards	22	66
Depreciation and amortization	323	318
Deferred income tax expense (benefit)	2,493	(2,537)
Goodwill impairment	—	260
Decrease (increase) in receivables, net	4,762	(2,359)
Decrease in other liabilities	(5,105)	(1,229)
Other, net	71	(3,139)

Net cash used in continuing operations	(768)	(2,725)
Net cash used in discontinued operations	—	(3,424)

Net cash used in operating activities	(768)	(6,149)

Cash flows from investing activities:
Proceeds from investments sold	9,335	606
Proceeds from investments matured, called or redeemed	102,960	75,835
Investments purchased	(128,066)	(88,669)
Net proceeds from sale of insurance subsidiaries	—	43,392
Additions to property and equipment	(99)	(150)

Net cash (used in) provided by continuing operations	(15,870)	31,014
Net cash used in discontinued operations (net of $35,501 of cash transferred in 2008)	—	(11,996)

Net cash (used in) provided by investing activities	(15,870)	19,018

Cash flows from financing activities:
Redemption of Series B Preferred Stock	—	(13,400)
Payment of dividends on Series B Preferred Stock	—	(1,675)
Payment of dividends on Series D Preferred Stock	(508)	—
Purchase of treasury shares	(46)	(56)
Repayments of debt	—	(12,750)
Financing of discontinued operations	—	4

Net cash used in continuing operations	(554)	(27,877)
Net cash used in discontinued operations	—	(4)

Net cash used in financing activities	(554)	(27,881)

Net decrease in cash	(17,192)	(15,012)
Cash and cash equivalents at beginning of year
Continuing operations	37,321	36,909
Discontinued operations	—	15,424

Total	37,321	52,333

Cash and cash equivalents at end of year
Continuing operations	20,129	37,321
Discontinued operations	—	—

Total	$20,129	$37,321

Supplemental cash flow information:
Cash paid for interest	$2,811	$3,393

Cash paid for income taxes	$—	$2,150

Cash received for income taxes	$6	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2009, the Parent owned three insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to two non-insurance subsidiaries, Self-Insurance Administrators, Inc. (“SIA, Inc.”) and xCalibre Risk Services, Inc. (XRS, Inc.). On December 26, 2007, the Company entered into a stock purchase agreement providing for the sale of all the outstanding shares of stock of Association Casualty Insurance Company and Association Risk Management General Agency, Inc., together known as “Association Casualty” and Georgia Casualty & Surety Company (“Georgia Casualty”) to Columbia Mutual Insurance Company (“Columbia”). This transaction was completed on March 31, 2008. Accordingly, the assets, liabilities, and results of operations of Association Casualty and Georgia Casualty have been reflected by the Company as discontinued operations. See Note 17.

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

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded goodwill was identified during 2009. During 2008, impairment charges of $260 were recognized.

Investments

The Company’s investments in both fixed maturity securities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income. The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturity securities that do not have publicly quoted market values, but have an estimated fair value as determined by management of $1,779 at December 31, 2009. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. Mortgage loans, policy and student loans, and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for other than temporary impairments is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the relevant period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during the relevant period, plus options and share awards outstanding using the treasury stock method and the assumed conversion of the Series D Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities which have original maturities of three months or less from date of purchase.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105-10-05, Generally Accepted Accounting Principles, which establishes the Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. GAAP is not intended to be changed as a result of the Codification, but the ASC does change the way the guidance is organized and presented. As a result, these changes have an impact on how companies reference GAAP in their financial statements and in their accounting policies for financial statements issued for the interim and annual periods ending after September 15, 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements.

In August 2009, the FASB issued ASC Update No. 2009-5, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-5”), to provide additional guidance on the fair value measurement of liabilities within the scope of Topic 820. In all instances, the reporting entity must maximize the use of the relevant observable inputs and minimize the use of unobservable inputs. ASU 2009-5 is effective for the first interim reporting period beginning after August 28, 2009. Adoption of this codification did not have a material impact on the Company’s financial condition or results of operations.

In August 2009, the FASB issued ASC Update No. 2009-4, Accounting for Redeemable Equity Instruments (“ASU 2009-4”), which is an amendment to ASC 480-10-S99, Distinguishing Liabilities from Equity. ASU 2009-4 was issued to provide guidance in the application of SEC Accounting Series Release No. 268 — Presentation in Financial Statements of Redeemable Preferred Stocks (“ASR 268”) and clarifies that ASR 268 pertains to preferred stocks and other redeemable securities including common stock, derivative instruments, non-controlling interests, securities held by an employee stock ownership plan and share-based payment arrangements with employees. ASU 2009-4 became effective for the Company upon issuance and did not have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued amendments to ASC 810-10 (“ASC 810-10”), which amends the consolidation guidance applicable to variable interest entities (“VIEs”). An entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. ASC 810-10 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE. ASC 810-10 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company will adopt the amendments to ASC 810-10 on January 1, 2010 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In June 2009, the FASB issued an amendment to ASC 860 (“ASC 860”). ASC 860 amends the derecognition guidance and eliminates the concept of a qualifying special purpose entity. ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of ASC 860 is prohibited. The Company will adopt the amendments to ASC 860 on January 1, 2010 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes principles and disclosure requirements for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 is effective for interim and annual financial periods ending after June 15, 2009.

In April 2009, the FASB issued ASC 820-10-65, Transition Related to FASB Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10-65”). ASC 820-10-65, among other things, clarifies that the measurement objective in determining fair value when the volume and level of activity for an asset or liability have significantly decreased is the price that would be received to sell the asset in an orderly transaction between willing market participants under current market conditions, and not the value in a hypothetical active market. ASC 820-10-65 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. See Note 2, Investments, for expanded disclosures.

In April 2009, the FASB issued ASC 320-10-65, Transition Related to FSP No. FAS 115-2 and No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“ASC 320-10-65”). ASC 320-10-65 replaces the existing requirement that in order for an entity to conclude impairment of debt securities is not other-than-temporary, it must have the intent and ability to hold an impaired security for a period sufficient to allow for recovery in value of the investment. To conclude impairment is not other-than-temporary, ASC 320-10-65 requires management to assert that it does not have the intent to sell the security and that it is more likely than not it will not have to sell the security before recovery of its cost basis. ASC 320-10-65 also changes the presentation in the financial statements of non-credit related impairment amounts for instruments within its scope. When the entity asserts it does not have the intent to sell the security and it is more likely than not it will not have to sell the security before recovery of its cost basis, only the credit related impairment losses are to be recorded in earnings; non-credit related losses are to be recorded in accumulated other comprehensive income. ASC 320-10-65 also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. See Note 2, Investments, for expanded disclosures. ASC 320-10-65 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of ASC 320-10-65 did not have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued ASC 815-10-65, Transition and Effective Date Related to FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“ASC 815-10-65”). ASC 815-10-65 amends and expands disclosures about an entity’s derivative and hedging activities with the intent of providing users of financial statements with an enhanced understanding of the derivatives, their impact on the Company, and why they are used. ASC 815-10-65 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company adopted ASC 815-10-65 on January 1, 2009 and adoption of this codification did not have a material impact on the Company’s financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments (Note 15), pension benefits, commitments and contingencies, among others, and actual results could differ from management’s estimates.

Note 2.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2009 and 2008.

Investments were comprised of the following:

	2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$124,392	$628	$3,538	$127,302

Corporate securities
Utilities and telecom	24,615	695	105	24,025
Financial services	13,518	228	2,324	15,614
Media	2,412	59	—	2,353
Other-diversified	11,241	259	182	11,164

Total corporate securities	51,786	1,241	2,611	53,156

Redeemable preferred stocks
Utilities and telecom	2,668	168	—	2,500
Financial services	4,215	6	800	5,009
Media	806	—	145	951
Other-diversified	193	—	—	193

Total redeemable preferred stocks	7,882	174	945	8,653

Total fixed maturities	184,060	2,043	7,094	189,111

Common and non-redeemable preferred stocks:
Financial services	6,097	1,029	318	5,386
Media	718	—	2,480	3,198
Other-diversified	99	52	—	47

Total common and non-redeemable preferred stocks	6,914	1,081	2,798	8,631

Other invested assets (fair value of $1,021)	1,021	—	—	1,021
Policy and student loans	2,139	—	—	2,139
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	195,410	3,124	9,892	202,178
Short-term investments	14,697	—	—	14,697

Total investments	$210,107	$3,124	$9,892	$216,875

	2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost

Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$120,572	$1,386	$123	$119,309

Obligations of states and political subdivisions	409	10	—	399

Corporate securities
Utilities and telecom	17,260	27	1,251	18,484
Financial services	16,301	14	4,718	21,005
Media	1,194	—	1,159	2,353
Other-diversified	—	—	—	—

Total corporate securities	34,755	41	7,128	41,842

Redeemable preferred stocks
Utilities and telecom	2,525	27	2	2,500
Financial services	3,924	—	1,925	5,849
Automotive	222	—	—	222
Media	498	—	454	952
Other-diversified	192	—	—	192

Total redeemable preferred stocks	7,361	27	2,381	9,715

Total fixed maturities	163,097	1,464	9,632	171,265

Common and non-redeemable preferred stocks:
Financial services	4,927	539	1,183	5,571
Media	268	—	2,930	3,198
Other-diversified	96	49	—	47

Total common and non-redeemable preferred stocks	5,291	588	4,113	8,816

Other invested assets (fair value of $1,433)	1,433	—	—	1,433
Policy and student loans	2,019	—	—	2,019
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238

Investments	173,116	2,052	13,745	184,809
Short-term investments	21,339	—	—	21,339

Total investments	$194,455	$2,052	$13,745	$206,148

Bonds having an amortized cost of $9,542 and $9,052 were on deposit with insurance regulatory authorities at December 31, 2009 and 2008, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of December 31, 2009 and 2008.

	2009		2008		2009	2008
	Carrying	Amortized	Carrying	Amortized	Unrealized	Unrealized
	Value	Cost	Value	Cost	Gains (Losses)	Gains (Losses)

U.S. Treasury securities and U.S. Government agencies	$124,392	$127,302	$120,572	$119,309	$(2,910)	$1,263
Utilities and telecom	27,283	26,525	19,785	20,984	758	(1,199)
Financial services	23,830	26,009	25,152	32,425	(2,179)	(7,273)
Automotive	—	—	222	222	—	—
Media(1)	3,936	6,502	1,960	6,503	(2,566)	(4,543)
Other — diversified	11,533	11,404	697	638	129	59
Other investments	4,436	4,436	4,728	4,728	—	—

Investments	$195,410	$202,178	$173,116	$184,809	$(6,768)	$(11,693)

(1)	Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $718 and $267 at December 31, 2009 and 2008, respectively. See Note 13.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2009 and 2008.

	2009
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$96,977	$3,300	$4,772	$238	$101,749	$3,538
Corporate securities	12,894	609	7,525	2,002	20,419	2,611
Redeemable preferred stocks	—	—	4,515	945	4,515	945
Common and non-redeemable preferred stocks	—	—	3,683	2,798	3,683	2,798

Total temporarily impaired securities	$109,871	$3,909	$20,495	$5,983	$130,366	$9,892

	2008
	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,184	$123	$—	$—	$27,184	$123
Corporate securities	22,423	3,792	5,708	3,336	28,131	7,128
Redeemable preferred stocks	2,224	276	3,196	2,105	5,420	2,381
Common and non-redeemable preferred stocks	267	2,930	2,100	1,183	2,367	4,113

Total temporarily impaired securities	$52,098	$7,121	$11,004	$6,624	$63,102	$13,745

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the years ended December 31, 2009 and 2008.

	2009	2008

Corporate securities	$44	$932
Redeemable preferred stocks	43	2,342
Common and non-redeemable preferred stocks	17	666
Other invested assets	17	74

Total	$121	$4,014

The evaluation for other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating impairment, the Company considers, among other factors, the intent and ability to hold these securities, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status.

As of December 31, 2009, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturity securities, and common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current economic conditions. The media sector includes related party investments in Gray Television, Inc. which had unrealized losses of $2,480 as of December 31, 2009 and accounted for the majority of the unrealized loss position in that sector. In addition, the Company holds significant investments in U.S. Government agency bonds which were also in an unrealized loss position as of December 31, 2009. The decrease in the value of the Company’s investments in U.S. Government agency bonds was due solely to interest rate movements. During 2009, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $4,925 from net pre-tax unrealized losses on investment securities of $11,693 valued as of December 31, 2008. The decline in unrealized losses during 2009 was primarily due to the increase in fair value of the Company’s holdings in certain financial services and media securities. The Company does not intend to sell nor does it expect to be required to sell the securities referenced previously. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s expected continuation of receipt of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of December 31, 2009.

The following and Note 15 describe the fair value hierarchy and disclosure requirements for the Company’s financial instruments that are carried at fair value. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets and liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 instruments include certain fixed maturity securities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2009, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $1,779 and the value of the zero cost interest rate collar was a liability of $1,547 (See Note 7 and Note 15). The use of different criteria of assumptions of data may have yielded different valuations.

As of December 31, 2009, investments which are carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturity securities	$—	$182,281	$1,779	$184,060
Equity securities	—	6,914	—	6,914
Short-term investments	14,697	—	—	14,697

Total	$14,697	$189,195	$1,779	$205,671

As of December 31, 2008, investments which are carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices
	in Active	Significant
	Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total

Fixed maturity securities	$—	$161,168	$1,929	$163,097
Equity securities	—	5,291	—	5,291
Short-term investments	21,339	—	—	21,339

Total	$21,339	$166,459	$1,929	$189,727

The Company’s Level 3 fixed maturity securities consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable.

The amortized cost and carrying value of fixed maturities and short-term investments at December 31, 2009 and 2008 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2009		2008
	Carrying	Amortized	Carrying	Amortized
	Value	Cost	Value	Cost

Maturities
Due in one year or less	$16,562	$16,537	$23,451	$23,404
Due after one year through five years	10,571	10,052	13,572	14,028
Due after five years through ten years	14,409	13,808	13,687	14,909
Due after ten years	156,260	162,418	133,726	140,263
Varying maturities	955	993	—	—

Totals	$198,757	$203,808	$184,436	$192,604

Investment income was earned from the following sources:

	2009	2008

Fixed maturities	$9,878	$10,146
Common and non-redeemable preferred stocks	510	356
Short-term investments	129	1,132
Other	171	180

Total investment income	$10,688	$11,814
Less investment expenses	(134)	(126)

Net investment income	$10,554	$11,688

A summary of realized investment gains (losses) follows:

	2009
		Fixed	Other
	Stocks	Maturities	Invested Assets	Total

Gains	$179	$509	$—	$688
Losses	(16)	(386)	(13)	(415)

Realized investment gains (losses), net	$163	$123	$(13)	$273

	2008
		Fixed	Other Invested
	Stocks	Maturities	Assets	Total

Gains	$—	$27	$—	$27
Losses	(666)	(3,282)	(74)	(4,022)

Realized investment gains (losses), net	$(666)	$(3,255)	$(74)	$(3,995)

Proceeds from the sale of investments were as follows:

	2009	2008

Common and non-redeemable preferred stocks	$415	$—
Fixed maturities	8,562	491
Other investments	358	115

Total proceeds	$9,335	$606

The Company’s bond portfolio included 98% investment grade securities at December 31, 2009 as defined by the NAIC.

Note 3.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance
			In Force
	2009	2008	2009	2008

Future policy benefits
Life insurance policies:
Ordinary	$46,942	$45,276	$250,604	$242,412
Mass market	3,900	4,228	5,534	6,167
Individual annuities	241	285	—	—

	51,083	49,789	$256,138	$248,579

Accident and health insurance policies	7,898	7,038

	58,981	56,827
Unearned premiums	18,130	19,542
Losses, claims and loss adjustment expenses	50,112	52,499
Other policy liabilities	1,990	1,906

Total insurance reserves and policyholder funds	$129,213	$130,774

Annualized premiums for accident and health insurance policies were $49,864 and $46,077 at December 31, 2009 and 2008, respectively.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2009	2008

Balance at January 1	$52,499	$51,704
Less: Reinsurance recoverables	(14,870)	(13,004)

Net balance at January 1	37,629	38,700

Incurred related to:
Current year	65,093	62,569
Prior years	(7,620)	(8,723)

Total incurred	57,473	53,846

Paid related to:
Current year	42,335	40,249
Prior years	14,144	14,668

Total paid	56,479	54,917

Net balance at December 31	38,623	37,629
Plus: Reinsurance recoverables	11,489	14,870

Balance at December 31	$50,112	$52,499

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2009	2008

Total incurred claims	$57,473	$53,846
Cash surrender value and matured endowments	1,220	1,570
Benefit reserve changes	2,091	1,414

Total insurance benefits and losses incurred	$60,784	$56,830

Note 4.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 88% of the Company’s reinsurance receivables were due from one reinsurer as of December 31, 2009. Reinsurance receivables of $10,157 were due from Swiss Reinsurance Corporation, rated “A+” (Strong) by Standard & Poor’s and “A” (Excellent) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2009	2008

Direct premiums written	$92,901	$95,467
Plus — premiums assumed	3,461	2,858
Less — premiums ceded	(6,312)	(6,350)

Net premiums written	90,050	91,975

Change in unearned premiums	1,412	(594)

Net premiums earned	$91,462	$91,381

Provision for benefits and losses incurred	$62,129	$60,786
Reinsurance loss recoveries	(1,345)	(3,956)

Insurance benefits and losses incurred	$60,784	$56,830

Components of reinsurance receivables were as follows:

	2009	2008

Receivable on unpaid losses	$11,489	$14,870
Receivable on paid losses	—	—

Total reinsurance receivables	$11,489	$14,870

Note 5.	Income Taxes

Total income taxes were allocated as follows:

	2009	2008

Tax expense (benefit) on income or loss from:
Continuing operations	$2,557	$(526)
Discontinued operations (Note 17)	—	(1,230)

Total tax expense (benefit) on income or loss	2,557	(1,756)

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	1,724	(4,038)
Fair value adjustment to derivative financial instrument	188	(471)
Minimum pension liability adjustment	131	186

Total tax expense (benefit) on shareholders’ equity	2,043	(4,323)

Total tax expense (benefit)	$4,600	$(6,079)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) from continuing operations was as follows:

	2009	2008

Federal income tax provision at statutory rate of 35%	$473	$(347)
Tax exempt interest and dividends received deductions	(230)	(207)
Small life deduction	(119)	(350)
Non-deductible goodwill	—	91
Loss carryforward from sale of subsidiaries	—	(5,155)
Intercompany fees(1)	—	1
Other permanent differences	42	39
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	2,016	5,155
Adjustment for prior years’ estimates to actual	381	247
State income taxes	(6)	—

Income tax expense (benefit)	$2,557	$(526)

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

The primary differences between the effective tax rate and the federal statutory income tax rate result from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in deferred tax asset valuation allowance was due to the reassessment of the realization of tax assets related to certain capital losses on investments as well as other capital loss carryforward benefits.

Deferred tax liabilities and assets at December 31, 2009 and 2008 were comprised of the following:

	2009	2008

Deferred tax liabilities:
Deferred acquisition costs	$(2,999)	$(2,856)
Deferred and uncollected premiums	(732)	(704)
Other	(10)	(25)

Total deferred tax liabilities	(3,741)	(3,585)

Deferred tax assets:
Net operating loss carryforwards	2,221	2,105
Insurance reserves	3,069	2,918
Capital loss carryforwards	7,156	5,155
Impaired assets	1,077	3,302
Alternative minimum tax credit	108	55
Net unrealized investment losses	2,369	4,093
Bad debts and other	953	1,689

Total deferred tax assets	16,953	19,317

Asset valuation allowance	(7,171)	(5,155)

Net deferred tax assets	$6,041	$10,577

The components of the income tax expense (benefit) from continuing operations were:

	2009	2008

Current — Federal	$70	$2,011
Current — State	(6)	—
Deferred — Federal	2,493	(2,537)

Total	$2,557	$(526)

At December 31, 2009, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $6,346 expiring generally between 2010 and 2028. Currently, the Company believes that deferred income tax benefits relating to the NOLs will be realized. However, realization of the NOLs will be assessed periodically based on the Company’s current and anticipated results of operations, and amounts could increase or decrease in the near term if estimates of future taxable income change.

As of December 2009 and 2008, a valuation allowance of $7,171 and $5,155, respectively, was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized. During 2009, the Company increased its existing valuation allowance by $2,016 as it does not currently anticipate having sufficient future capital gains to offset certain of these capital losses during the applicable carryforward period. Further, on March 31, 2008, the Company completed the sale of its regional property and casualty operations to Columbia, which resulted in an estimated loss carryforward benefit of approximately $5,155. Since the Company’s ability to generate taxable income and utilize available tax planning strategies in the near term is dependent upon various factors, many of which are beyond management’s control, management believes that this loss carryforward may not be realized. Accordingly, as of December 31, 2008, a valuation allowance of $5,155 was established to reduce this deferred tax benefit to zero. The Company continues to periodically assess the potential realization of this and all other deferred tax benefits.

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt

At December 31, 2009, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $10,500 at December 31, 2009. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During 2009, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

Effective October 28, 2008, the Credit Agreement was amended to allow the Company to redeem all the outstanding shares of the Company’s Series B Preferred Stock, par value $1.00 per share (“Series B Preferred

Stock”) for $13,400, and to allow the Company to pay a dividend to the holders thereof and in connection therewith of $1,675. This redemption, and the related dividend payment, was completed on October 28, 2008. See Note 10.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2009 and 2008, was as follows:

	Atlantic American	Atlantic American
	Statutory Trust I	Statutory Trust II

JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2009	18,042	23,196
Balance December 31, 2008	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500

Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.	Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2009. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at December 31, 2009 was a liability of approximately $1,547 with a corresponding increase in accumulated other comprehensive loss in shareholders’ equity, net of deferred tax.

Note 8.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material adverse effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,184 and $1,253 in 2009 and 2008, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,

2010	$754
2011	385
2012	394
2013	404
2014	415
Thereafter	1,956

Total	$4,308

Note 9.	Employee Benefit Plans

Stock Options

In accordance with the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards. The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted, which fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors was authorized to grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. A total of 28,688 restricted shares were issued to the Company’s Board of Directors under the 2002 Plan in 2008. No restricted shares were issued in 2009. As of December 31, 2009, an aggregate of twenty-two employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2009 and 2008 is as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
Shares	Shares	Exercise Price	Shares	Exercise Price

Options outstanding, beginning of year	543,500	$1.44	624,000	$1.42
Options exercised	—	—	—	—
Options canceled or expired	—	—	(80,500)	1.28

Options outstanding, end of year	543,500	1.44	543,500	1.44

Options exercisable	543,500	1.44	543,500	1.44

Options available for future grant	2,531,406		2,531,406

Data on options outstanding and exercisable at December 31, 2009 is as follows:

		Outstanding and Exercisable
		Weighted Average
Range of	Number of	Remaining Life	Weighted Average
Exercise Prices	Options	(Years)	Exercise Price

$1.00 to $1.50	307,500	1.78	$1.25
$1.51 to $2.00	236,000	3.16	$1.68

	543,500

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price. No options were granted in 2009 or 2008.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified its employees’ savings plan (the “Plan”) such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2009 of $294 consisted of a contribution equal to 100% of up to the first 4% of each participant’s contributions, and was made in cash. The Company’s 2008 matching contribution was in Company common stock and was equal to 50% of up to the first 6% of each participant’s contribution, with a total value of approximately $147.

Defined Benefit Pension Plans

The Company has a qualified funded noncontributory defined benefit pension plan covering the employees of American Southern and prior to May 2009 had an unfunded noncontributory defined benefit pension plan (“SERP”). The plans provide defined benefits based on years of service and average salary. Effective May 31, 2008, the Company froze all benefits related to its qualified pension plan, as well as the SERP. In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees. The Company intends to terminate the qualified pension plan, pending governmental approval. On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified pension plan. It is anticipated that the Company will distribute the accumulated benefits to participating employees in the first half of 2010. The measurement date for these plans was December 31 of each year.

Obligation and Funded Status

	2009	2008

Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,518	$6,103
Distribution of accumulated SERP benefits	(2,262)	—
Service cost	—	185
Interest cost	128	338
Plan curtailment	—	(1,005)
Actuarial gain (loss)	12	(112)
Gross benefits paid	(53)	(991)

Net benefit obligation at end of year	2,343	4,518

Change in Plan Assets
Fair value of plan assets at beginning of year	2,139	3,164
Employer contributions	27	132
Actual return on plan assets	(19)	(166)
Gross benefits paid	(53)	(991)

Fair value of plan assets at end of year	2,094	2,139

Funded Status of Plan
Funded status at end of year	(249)	(2,379)
Unrecognized net actuarial loss	—	375
Additional minimum liability	—	(375)

Net amount recognized in accrued liabilities at end of year	$(249)	$(2,379)

The accumulated benefit obligation for all defined benefit plans at December 31, 2009 and 2008 was $2,343 and $4,518, respectively.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2009 and 2008 were as follows:

	2009	2008

Discount rate to determine the projected benefit obligation	5.75%	5.75%
Projected annual salary increases	4.50%	4.50%

Included above in the 2008 pension disclosure is one plan which was unfunded. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for this plan were $2,262, $2,262, and $0, respectively, as of December 31, 2008.

Components of Net Periodic Benefit Cost

Net periodic pension cost for the Company’s qualified and non-qualified defined benefit plans for the years ended December 31, 2009 and 2008 included the following components:

	2009	2008

Service cost	$—	$185
Interest cost	148	338
Expected return on plan assets	—	(217)
Net amortization	—	80

Total pension benefit expense	$148	$386

The weighted-average assumptions used to determine the net periodic benefit cost for the year ended December 31, 2008 were as follows:

2008

Discount rate to determine the net periodic benefit cost	5.75%
Expected long-term rate of return on plan assets used to determine net periodic pension cost	7.00%
Projected annual salary increases	4.50%

The net periodic benefit cost for the year ended December 31, 2009 was determined based on the estimated ultimate obligation at the termination of the qualified pension plan.

At December 31, 2009, the qualified defined benefit plan assets (the “Plan Assets”) were invested in the Evergreen Treasury Money Market Fund (the “Evergreen Fund”). The Evergreen Fund invests 100% of its assets in U.S. Treasury securities. The Company’s investment strategy with respect to pension assets is to invest the assets in accordance with ERISA and fiduciary standards. Currently, the Company’s primary investment objective is to preserve the Plan Assets pending government approval to terminate the qualified defined benefit plan and distribute accumulated assets to its employees. The Evergreen Fund does not include any equity securities of the Company in its portfolio at any time.

Expected Cash Flows and Payments

The Company expects to pay the $2,343 accumulated benefit obligation in connection with the termination of the qualified defined benefit plan in 2010.

Note 10.	Preferred Stock

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

Also on October 28, 2008, the Company entered into an amendment to its Credit Agreement to allow it to complete the foregoing transactions. See Note 6.

The Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2009 and 2008. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2009, the Company paid $508 in Series D Preferred Stock dividends. During 2008, the Company issued common stock in lieu of Series D Preferred Stock dividend payments of $508. As of December 31, 2009, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $23.

Note 11.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended
	December 31, 2009
			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Loss from continuing operations before preferred stock dividends	$(1,207)	22,307
Less preferred stock dividends	(508)	—

Loss from continuing operations applicable to common shareholders	$(1,715)	22,307	$(.08)

	For the Year Ended
	December 31, 2008
			Per Share
	Income	Shares	Amount

Basic and Diluted Loss Per Common Share
Loss from continuing operations before preferred stock dividends	$(466)	21,874
Less preferred stock dividends	(1,528)	—

Loss from continuing operations applicable to common shareholders	$(1,994)	21,874	$(.09)

The assumed conversion of the Series D Preferred Stock and all outstanding stock options were excluded from the earnings per common share calculation for 2009 and 2008 since their impact was antidilutive.

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

The amount of statutory net income and surplus (shareholders’ equity) from continuing operations for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2009	2008

Life and Health, net income	$2,469	$1,269
Property and Casualty, net income	5,429	4,472

Statutory net income	$7,898	$5,741

Life and Health, surplus	$31,493	$29,876
Property and Casualty, surplus	38,854	36,439

Statutory surplus	$70,347	$66,315

Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,472 and $5,496 in 2009 and 2008, respectively, from its subsidiaries. In 2010, dividend payments by insurance subsidiaries in excess of $8,142 would require prior approval.

Note 13.	Related Party and Other Transactions

In the normal course of business the Company has engaged in transactions with its Chairman Emeritus and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 49,586 square feet of office and covered garage space from an entity which is an affiliate of the Company and its Chairman Emeritus. During the years ended December 31, 2009 and 2008, the Company paid $827 and $909, respectively, under this lease.

Certain financing for the Company has been provided by affiliates of the Company’s Chairman Emeritus, in the form of investments in the Series B and the Series D Preferred Stock (See Note 10).

In accordance with terms of the stock purchase agreement with Columbia, certain investments held by the discontinued operations were required to be disposed of at any time prior to the completion of the sale. On March 11, 2008, the Parent acquired 166,354 shares of Gray Television, Inc. (“Gray”) Class A common stock, 56,000 shares of Gray common stock, 11,177 shares of Triple Crown Media, Inc. (“Triple Crown”) common stock, and 1,180 shares of Triple Crown Series A preferred stock held by the discontinued operations at their quoted or estimated market values for an aggregate purchase price of $1,994. The aggregate carrying value of these investments in Triple Crown at December 31, 2009 and 2008 was $0.

Certain members of the Company’s management are shareholders and on the Board of Directors of Gray. At December 31, 2009 and 2008, the Company owned 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2009 and 2008 was $718 and $268, respectively.

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

	American	Bankers	Corporate	Adjustments
	Southern	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2009
Insurance premiums	$34,300	$57,162	$—	$—	$91,462

Insurance benefits and losses incurred	18,829	41,955	—	—	60,784
Expenses deferred	(7,434)	(2,515)	—	—	(9,949)
Amortization and depreciation expense	8,097	1,882	—	—	9,979
Other expenses	14,898	18,769	13,780	(6,901)	40,546

Total expenses	34,390	60,091	13,780	(6,901)	101,360

Underwriting loss	(90)	(2,929)
Investment income, including net realized gains	4,864	5,823	2,302	(2,028)	10,961
Other income	8	90	5,062	(4,873)	287

Income (loss) from continuing operations before income taxes	$4,782	$2,984	$(6,416)	$—	$1,350

Total revenues	$39,172	$63,075	$7,364	$(6,901)	$102,710

Goodwill	$1,350	$778	$—	$—	$2,128

Total assets	$106,166	$124,645	$120,679	$(89,404)	$262,086

	American	Bankers	Corporate	Adjustments
	Southern	Fidelity	& Other	& Eliminations	Consolidated

December 31, 2008
Insurance premiums	$36,258	$55,123	$—	$—	$91,381

Insurance benefits and losses incurred	16,746	40,084	—	—	56,830
Expenses deferred	(8,419)	(1,825)	—	—	(10,244)
Amortization and depreciation expense	8,397	1,835	—	—	10,232
Other expenses	17,925	17,280	16,304	(7,604)	43,905

Total expenses	34,649	57,374	16,304	(7,604)	100,723

Underwriting income (loss)	1,609	(2,251)
Investment income, including net realized losses	4,201	3,639	2,884	(2,905)	7,819
Other income	7	43	5,180	(4,699)	531

Income (loss) from continuing operations before income taxes	$5,817	$1,431	$(8,240)	$—	$(992)

Total revenues	$40,466	$58,805	$8,064	$(7,604)	$99,731

Goodwill	$1,350	$778	$—	$—	$2,128

Total assets	$112,547	$118,674	$119,423	$(84,035)	$266,609

Note 15.	Disclosures About Fair Value of Financial Instruments

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

	2009		2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Assets:
Cash and cash equivalents, including short-term investments	$20,129	$20,129	$37,321	$37,321
Fixed maturities	184,060	184,060	163,097	163,097
Common and non-redeemable preferred stocks	6,914	6,914	5,291	5,291
Policy and student loans	2,139	2,139	2,019	2,019
Other invested assets	1,021	1,021	1,433	1,433
Real estate	38	38	38	38
Investments in unconsolidated trusts	1,238	1,238	1,238	1,238
Liabilities:
Junior Subordinated Debentures	41,238	41,238	41,238	41,238

The fair value estimates as of December 31, 2009 and 2008 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2009 and 2008.

	Fixed Maturity	Derivative
	Securities	(Liability)

Balance, January 1, 2008	$3,000	$(740)
Total unrealized losses included in other comprehensive loss	(1,071)	(1,345)

Balance, December 31, 2008	1,929	(2,085)
Total unrealized gains (losses) included in other comprehensive loss	(150)	538

Balance, December 31, 2009	$1,779	$(1,547)

The Company’s fixed maturity securities valued using Level 3 inputs are comprised solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offering is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and accordingly values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained from the single counterparty to the transaction.

In accordance with the provisions of ASC 350, “Goodwill and Other Intangible Assets,” goodwill with a carrying amount of $2,388 was written down to its implied fair value of $2,128 at December 31, 2008 resulting in an impairment charge of $260, which was included in earnings for the year ended December 31, 2008. There were no goodwill impairments in 2009.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents, including Short-term Investments

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturity Securities, Common and Non-Redeemable Preferred Stocks and Publicly Traded Other Invested Assets

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

The Company’s comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments from the ownership of a derivative financial instrument and minimum additional pension liability, net of applicable income taxes. Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008

Net realized gains (losses) on investment securities included in loss from continuing operations	$273	$(3,995)
Net realized gains (losses) on investment securities included in loss from discontinued operations	—	8

Total net realized gains (losses) on investment securities included in net loss	$273	$(3,987)

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investment securities arising during year	$5,198	$(15,525)
Reclassification adjustment for net realized (gains) losses on investment securities	(273)	3,987

Net pre-tax unrealized gains (losses) on investment securities recognized in other comprehensive income (loss)	4,925	(11,538)
Fair value adjustment to derivative financial instrument	538	(1,345)
Minimum pension liability adjustment	375	531
Deferred income tax attributable to other comprehensive income (loss)	(2,043)	4,323

	$3,795	$(8,029)

Note 17.	Discontinued Operations

On December 26, 2007, the Company entered into a stock purchase agreement providing for the sale of all the outstanding shares of stock of Association Casualty and Georgia Casualty to Columbia. On March 31, 2008, the Company completed the sale of shares to Columbia in exchange for approximately $43,000 in cash. Accordingly, the consolidated financial statements reflect the assets, liabilities, and operating results of Georgia Casualty and Association Casualty as discontinued operations. In connection with the closing, the Company and Columbia had agreed to thereafter finalize a valuation matter with respect to certain loss reserves related to the discontinued operations. Effective March 17, 2009, the Company and Columbia entered into a final agreement with respect to all valuation matters, and the Company agreed to make a payment to Columbia of $1,750; $500 of such liability had been recorded as of the closing and the additional $1,250 was recorded as additional loss from discontinued operations in the year ended December 31, 2008.

The following table provides operating results from the discontinued operations of Georgia Casualty and Association Casualty for the year ended December 31, 2008.

2008

Revenue:
Insurance premiums	$8,789
Investment income	1,400
Realized investment gains, net	8
Other income	11

Total revenue	10,208

Benefits and expenses:
Insurance benefits and losses incurred	8,657
Commissions and underwriting expenses	3,800

Total benefits and expenses	12,457

Loss from discontinued operations before taxes	(2,249)
Income tax benefit	(815)

Loss from discontinued operations, net of tax	(1,434)
Loss from sale of discontinued operations, net of tax of $415	(1,983)

Net loss from discontinued operations	$(3,417)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit from discontinued operations was as follows:

2008

Federal income tax provision at statutory rate of 35%	$(1,626)
Tax exempt interest and dividends received deductions	(41)
Intercompany fees(1)	(1)
Other permanent differences	438

Income tax benefit	$(1,230)

(1)	Intercompany fees from discontinued operations eliminated in consolidated tax return.

The components of the income tax benefit from discontinued operations were:

2008

Current — Federal	$(1,577)
Deferred — Federal	347

Total	$(1,230)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2009.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans, which is included in Part II, Item 5 hereof, and the information relating to the Company’s Code of Ethics, which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 4, 2010, to be filed with the SEC within 120 days of the Company’s fiscal year end.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Ethics has been filed as an exhibit to this annual report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1. Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2. Financial Statement Schedules:

Schedule II — Condensed financial information of Registrant

Schedule III — Supplementary insurance information for each of the two years ended December 31, 2009

Schedule IV — Reinsurance for each of the two years ended December 31, 2009

Schedule VI — Supplemental information concerning property-casualty insurance operations for each of the two years ended December 31, 2009

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3. Exhibits*:

3.1		—	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].
3.2		—	Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2008].
10.01		—	Management Agreement between registrant and Georgia Casualty & Surety Company dated April 1, 1983 [incorporated by reference to Exhibit 10.16 to the registrant’s Form 10-K for the year ended December 31, 1986].
10.02		—	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.03		—	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10	.04**	—	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.05**	—	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].
10	.06**	—	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].
10	.07**	—	Summary Terms of Consulting Arrangement between Atlantic American Corporation and Samuel E. Hudgins, entered into in June 2002 [incorporated by reference to Exhibit 10.23 to the registrant’s Form 10-K for the year ended December 31, 2002].
10.08		—	Credit Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated December 22, 2006].

10.09	—	First Amendment to Credit Agreement and Pledge Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].
10.10	—	Stock Purchase Agreement, dated as of December 26, 2007 between Atlantic American Corporation and Columbia Mutual Insurance Company [incorporated by reference to Exhibit 10.09 to the registrant’s Form 10-K for the year ended December 31, 2007].
10.11	—	First Amendment to Stock Purchase Agreement, dated as of March 17, 2009, between Atlantic American Corporation and Columbia Mutual Insurance Company [incorporated by reference to Exhibit 10.11 to the registrant’s Form 10-K for the year ended December 31, 2008].
10.12	—	Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007 [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2007].
10.13	—	First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].
10.14	—	Second Amendment to Credit Agreement between registrant and Wachovia Bank, National Association dated as of October 28, 2008 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated October 31, 2008].
10.15	—	Form of Redemption Letter Agreement entered into by registrant and each holder of Series B Preferred Stock [incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K dated October 31, 2008].
14.1	—	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	—	Subsidiaries of the registrant.
23.1	—	Consent of BDO Seidman LLP, Independent Registered Public Accounting Firm.
31.1	—	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) ATLANTIC AMERICAN CORPORATION

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson J. Mack Robinson	Chairman Emeritus	March 26, 2010

/s/ Hilton H. Howell, Jr. Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2010

/s/ John G. Sample, Jr. John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2010

/s/ Edward E. Elson Edward E. Elson	Director	March 26, 2010

/s/ Samuel E. Hudgins Samuel E. Hudgins	Director	March 26, 2010

/s/ D. Raymond Riddle D. Raymond Riddle	Director	March 26, 2010

/s/ Harriett J. Robinson Harriett J. Robinson	Director	March 26, 2010

/s/ Scott G. Thompson Scott G. Thompson	Director	March 26, 2010

/s/ William H. Whaley, M.D. William H. Whaley, M.D.	Director	March 26, 2010

/s/ Dom H. Wyant Dom H. Wyant	Director	March 26, 2010

/s/ Harold K. Fischer Harold K. Fischer	Director	March 26, 2010

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands)

ASSETS
Cash and short-term investments	$15,887	$20,966
Investments	7,638	2,200
Investment in subsidiaries	89,404	84,035
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	5,381	9,917
Income taxes receivable from subsidiaries	1,594	3,264
Other assets	783	499

Total assets	$121,925	$122,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other payables	$3,217	$5,467
Junior subordinated debentures	41,238	41,238

Total liabilities	44,455	46,705
Shareholders’ equity	77,470	75,414

Total liabilities and shareholders’ equity	$121,925	$122,119

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(In thousands)

REVENUE
Fee income from subsidiaries	$4,873	$4,699
Distributed earnings from subsidiaries	6,472	5,496
Other	332	212

Total revenue	11,677	10,407
GENERAL AND ADMINISTRATIVE EXPENSES	8,393	9,104
INTEREST EXPENSE	2,756	3,298

	528	(1,995)
INCOME TAX EXPENSE (BENEFIT)(1)	1,851	(2,692)

	(1,323)	697
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF CONTINUING OPERATIONS, NET	116	(1,163)
EQUITY IN LOSSES OF DISCONTINUED OPERATIONS, NET	—	(3,417)

NET LOSS	$(1,207)	$(3,883)

(1)	Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company and its subsidiaries.

SCHEDULE II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,207)	$(3,883)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized investment losses	7	622
Depreciation and amortization	163	308
Compensation expense related to share awards	22	66
Equity in undistributed (earnings) losses of continuing operations	(116)	1,163
Equity in losses of discontinued operations	—	3,417
Decrease in intercompany taxes	1,670	1,624
Deferred income tax expense (benefit)	2,493	(2,537)
(Decrease) increase in other liabilities	(1,713)	2,139
Other, net	(359)	(2,977)

Net cash provided by (used in) operating activities	960	(58)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	2	2
Investments purchased	(4,999)	(3,532)
Net proceeds from sale of insurance subsidiaries	—	43,392
Capital contribution to subsidiaries	(400)	(96)
Additions to property and equipment	(88)	(85)

Net cash (used in) provided by investing activities	(5,485)	39,681

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series B Preferred Stock	—	(13,400)
Payment of dividends on Series B Preferred Stock	—	(1,675)
Payment of dividends on Series D Preferred Stock	(508)	—
Purchase of treasury shares	(46)	(56)
Repayments of debt	—	(12,750)
Financing of discontinued operations	—	4

Net cash used in financing activities	(554)	(27,877)

Net (decrease) increase in cash	(5,079)	11,746
Cash at beginning of year	20,966	9,220

Cash at end of year	$15,887	$20,966

Supplemental disclosure:
Cash paid for interest	$2,811	$3,393

Cash paid for income taxes	$—	$2,150

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

		Future Policy
		Benefits, Losses,			Other Policy
	Deferred	Claims and Loss		Unearned	Claims and
Segment	Acquisition Costs	Reserves		Premiums	Benefits Payable
	(In thousands)

December 31, 2009:
Bankers Fidelity	$16,588	$66,845		$3,334	$1,990
American Southern	2,865	42,248		14,796	—

	$19,453	$109,093	(1)	$18,130	$1,990

December 31, 2008:
Bankers Fidelity	$15,793	$64,398		$3,305	$1,906
American Southern	3,367	44,928		16,237	—

	$19,160	$109,326	(2)	$19,542	$1,906

(1)	Includes future policy benefits of $58,981 and losses and claims of $50,112.

(2)	Includes future policy benefits of $56,827 and losses and claims of $52,499.

III-1

SCHEDULE III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

			Benefits,	Amortization
		Net	Claims, Losses	of Deferred	Other	Casualty
	Premium	Investment	and Settlement	Acquisition	Operating	Premiums
Segment	Revenue	Income	Expenses	Costs	Expenses	Written
	(In thousands)

December 31, 2009:
Bankers Fidelity	$57,162	$5,533	$41,955	$1,721	$16,415	$—
American Southern	34,300	4,740	18,829	7,935	7,626	32,859
Other	—	281	—	—	6,879	—

	$91,462	$10,554	$60,784	$9,656	$30,920	$32,859

December 31, 2008:
Bankers Fidelity	$55,123	$5,810	$40,084	$1,676	$15,614	$—
American Southern	36,258	5,277	16,746	8,238	9,665	36,879
Other	—	601	—	—	8,700	—

	$91,381	$11,688	$56,830	$9,914	$33,979	$36,879

III-2

SCHEDULE IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

REINSURANCE

		Ceded To	Assumed		Percentage of
	Direct	Other	From Other	Net	Amount Assumed
	Amount	Companies	Companies	Amounts	To Net
	(In thousands)

Year ended December 31, 2009:
Life insurance in force	$287,056	$(30,918)	$—	$256,138

Premiums —
Bankers Fidelity	$57,073	$(105)	$194	$57,162	0.3%
American Southern	37,496	(6,207)	3,011	34,300	8.8%

Total premiums	$94,569	$(6,312)	$3,205	$91,462	3.5%

Year ended December 31, 2008:
Life insurance in force	$280,909	$(32,330)	$—	$248,579

Premiums —
Bankers Fidelity	$54,998	$(100)	$225	$55,123	0.4%
American Southern	39,481	(6,250)	3,027	36,258	8.3%

Total premiums	$94,479	$(6,350)	$3,252	$91,381	3.6%

IV-1

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES

SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment Expenses		Amortization	Paid Claims
	Deferred				Net	Incurred Related To		of Deferred	and Claim
	Policy		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Acquisition	Reserves	Premium	Premium	Income	Year	Years	Costs	Expenses	Written
	(In thousands)

December 31, 2009	$2,865	$42,248	$14,796	$34,300	$4,740	$25,576	$(6,747)	$7,935	$17,987	$32,859

December 31, 2008	$3,367	$44,928	$16,237	$36,258	$5,277	$24,740	$(7,994)	$8,238	$17,753	$36,879

VI-1