Form 10-Q
period 2010-03-31
ATLANTIC AMERICAN CORP
filed 2010-05-07
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2010

OR

|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
 (Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization) 4370 Peachtree Road, N.E., Atlanta, Georgia (Address of principal executive offices)	58-1027114 (I.R.S. Employer Identification No.) 30319 (Zip Code)

(404) 266-5500
(Registrant's telephone number, including area code)

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on May 7, 2010, was 22,287,960.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

ASSETS
	Unaudited March 31, 2010	December 31, 2009
Cash and cash equivalents, including short-term investments of $14,699 and $14,697	$ 17,364	$ 20,129
Investments:
Fixed maturities (cost: $187,120 and $189,111)	185,860	184,060
Common and non-redeemable preferred stocks (cost: $8,631 and $8,631)	7,694	6,914
Other invested assets (cost: $989 and $1,021)	989	1,021
Policy and student loans	2,130	2,139
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	197,949	195,410
Receivables:
Reinsurance	11,767	11,489
Other (net of allowance for doubtful accounts: $547 and $533)	6,664	6,023
Deferred income taxes, net	4,314	6,041
Deferred acquisition costs	19,841	19,453
Other assets	1,318	1,413
Goodwill	2,128	2,128
Total assets	$ 261,345	$ 262,086

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 59,362	$ 58,981
Unearned premiums	17,402	18,130
Losses and claims	49,739	50,112
Other policy liabilities	1,492	1,990
Total policy liabilities	127,995	129,213
Accounts payable and accrued expenses	11,442	14,165
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	180,675	184,616

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,288,710 and 22,291,310	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	3,694	3,404
Accumulated other comprehensive loss	(2,491)	(5,405)
Treasury stock, at cost: 85,190 and 82,590 shares	(106)	(102)
Total shareholders' equity	80,670	77,470
Total liabilities and shareholders' equity	$ 261,345	$ 262,086

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Revenue:
Insurance premiums	$ 23,358	$ 22,797
Investment income	2,557	2,735
Realized investment gains, net	-	13
Other income	48	67
Total revenue	25,963	25,612
Benefits and expenses:
Insurance benefits and losses incurred	15,390	14,880
Commissions and underwriting expenses	7,140	7,518
Interest expense	642	721
Other	2,217	2,186
Total benefits and expenses	25,389	25,305
Income before income taxes	574	307
Income tax expense	157	51
Net income	417	256
Preferred stock dividends	(127)	(127)
Net income applicable to common stock	$ 290	$ 129
Net income per common share (basic and diluted)	$ .01	$ .01

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Three Months Ended March 31, 2010	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2009	$ 70	$ 22,374	$ 57,129	$ 3,404	$ (5,405)	$ (102)	$ 77,470
Comprehensive income (loss):
Net income	-	-	-	417	-	-	417
Decrease in unrealized investment losses	-	-	-	-	4,571	-	4,571
Fair value adjustment to derivative financial instrument	-	-	-	-	(88)	-	(88)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(1,569)	-	(1,569)
Total comprehensive income	-	-	-	-	-	-	3,331
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	(4)	(4)
Balance, March 31, 2010	$ 70	$ 22,374	$ 57,129	$ 3,694	$ (2,491)	$ (106)	$ 80,670
Three Months Ended March 31, 2009
Balance, December 31, 2008	$ 70	$ 22,374	$ 57,107	$ 5,119	$ (9,200)	$ (56)	$ 75,414
Comprehensive income (loss):
Net income	-	-	-	256	-	-	256
Increase in unrealized investment losses	-	-	-	-	(5,722)	-	(5,722)
Fair value adjustment to derivative financial instrument	-	-	-	-	81	-	81
Deferred income tax attributable to other comprehensive loss	-	-	-	-	1,974	-	1,974
Total comprehensive loss	-	-	-	-	-	-	(3,411)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Amortization of unearned compensation	-	-	17	-	-	-	17
Purchase of shares for treasury	-	-	-	-	-	(7)	(7)
Balance, March 31, 2009	$ 70	$ 22,374	$ 57,124	$ 5,248	$ (12,867)	$ (63)	$ 71,886

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 417	$ 256
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,559	2,745
Acquisition costs deferred	(2,947)	(2,761)
Realized investment gains	-	(13)
Decrease in insurance reserves	(1,218)	(6,794)
Compensation expense related to share awards	-	17
Depreciation and amortization	110	54
Deferred income tax expense	157	51
(Increase) decrease in receivables, net	(919)	5,421
Decrease in other liabilities	(1,938)	(5,091)
Other, net	99	38
Net cash used in operating activities	(3,680)	(6,077)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	5,619	34,801
Investments purchased	(4,690)	(42,030)
Additions to property and equipment	(10)	(88)
Net cash provided by (used in) investing activities	919	(7,317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(4)	(7)
Net cash used in financing activities	(4)	(7)
Net decrease in cash and cash equivalents	(2,765)	(13,401)
Cash and cash equivalents at beginning of period	20,129	37,321
Cash and cash equivalents at end of period	$ 17,364	$ 23,920
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 641	$ 755
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

Note 2.  Impact of Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”), which requires entities to make disclosures about recurring and nonrecurring fair value measurements. The reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. ASU 2010-6 also requires an entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). The disclosures in ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 11, Investments, for expanded interim disclosures.

        In June 2009, the FASB issued amendments to Accounting Standards Codification (“ASC”) 810-10 (“ASC 810-10”), which amend the consolidation guidance applicable to variable interest entities (“VIEs”). Pursuant to these amendments, an entity would consolidate a VIE, as the primary beneficiary, when the entity has both of the following: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE is required. The amendments to ASC 810-10 eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE. The amendments to ASC 810-10 are effective for fiscal years and interim periods beginning after November 15, 2009. The Company adopted the amendments to ASC 810-10 on January 1, 2010. Adoption of the amendments to ASC 810-10 did not have a material impact on the Company’s financial condition or results of operations.

        In June 2009, the FASB issued an amendment to ASC 860 (“ASC 860”). The amendment to ASC 860 amends the derecognition guidance and eliminates the concept of a qualifying special purpose entity. The amendment to ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of the amendment to ASC 860 is prohibited. The Company adopted the amendment to ASC 860 on January 1, 2010. Adoption of the amendment to ASC 860 did not have a material impact on the Company’s financial condition or results of operations.

Note 3.  Segment Information

        The Company’s operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the revenue and pre-tax income (loss) for each business unit for the three month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
Revenues	2010	2009
American Southern	$ 9,172	$ 10,252
Bankers Fidelity	16,646	15,242
Corporate and Other	145	118
Total revenue	$ 25,963	$ 25,612

	Three Months Ended March 31,
Income (loss) before income taxes	2010	2009
American Southern	$ 1,239	$ 1,605
Bankers Fidelity	904	395
Corporate and Other	(1,569)	(1,693)
Income before income taxes	$ 574	$ 307

Note 4.   Credit Arrangements

        Bank Debt

        At March 31, 2010, the Company had a reducing revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15,000 (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $10,500 at March 31, 2010. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month period ended March 31, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement. The termination date of this Credit Agreement is June 30, 2010.

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

        The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2010 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance March 31, 2010	18,042	23,196
Balance December 31, 2009	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2009 and into 2010. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

        The estimated fair value and related carrying value of the Company’s interest rate collar at March 31, 2010 was a liability of approximately $1,635 with a corresponding increase in accumulated other comprehensive loss in shareholders’ equity, net of deferred tax.

Note 6.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2010	2009
Net realized gains on investments included in net income	$ -	$ 13
Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investments arising during period	$ 4,571	$ (5,709)
Reclassification adjustment	-	(13)
Net pre-tax unrealized gains (losses) on investments recognized in other comprehensive income (loss)	4,571	(5,722)
Fair value adjustment to derivative financial instrument	(88)	81
Deferred income tax attributable to other comprehensive income (loss)	(1,569)	1,974
Change in accumulated other comprehensive loss	2,914	(3,667)
Accumulated other comprehensive loss beginning of period	(5,405)	(9,200)
Accumulated other comprehensive loss end of period	$ (2,491)	$ (12,867)

Note 7.  Earnings Per Common Share

     A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$ 417	22,290
Less preferred stock dividends	(127)
Net income applicable to common shareholders	290	22,290	$ .01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		34
Net income applicable to common shareholders	$ 290	22,324	$ .01

	Three Months Ended March 31, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$ 256	22,297
Less preferred stock dividends	(127)
Net income applicable to common shareholders	$ 129	22,297	$ .01

     The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for the three month periods ended March 31, 2010 and 2009, respectively, since its impact was antidilutive. All outstanding stock options were excluded from the earnings per common share calculation for the three month period ended March 31, 2009 since their impact was also antidilutive.

Note 8.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	Three Months Ended March 31,
	2010	2009
Federal income tax provision at statutory rate of 35%	$ 201	$ 107
Tax exempt interest and dividends received deductions	(49)	(64)
Other permanent differences	5	8
Income tax expense	$ 157	$ 51

        The components of the income tax expense were:

	Three Months Ended March 31,
	2010	2009
Current - Federal	$ -	$ -
Deferred - Federal	157	51
Total	$ 157	$ 51

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2010 and 2009, respectively, resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

Note 9.  Employee Retirement Plans

        Effective May 31, 2008, the Company froze all benefits related to its qualified pension plan, as well as its supplemental executive retirement plan (“SERP”). In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees. On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified pension plan. It is anticipated that the Company will distribute the accumulated benefits to participating employees, and terminate the qualified pension plan in the second quarter of 2010.

Note 10.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 11.  Investments

        The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2010 and December 31, 2009.

        Investments were comprised of the following:

	March 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 123,214	$ 972	$ 1,034	$ 123,276
Corporate securities
Utilities and telecom	24,893	914	48	24,027
Financial services	13,706	260	2,071	15,517
Media	2,462	109	-	2,353
Other-diversified	13,431	376	239	13,294
Total corporate securities	54,492	1,659	2,358	55,191
Redeemable preferred stocks
Utilities and telecom	2,647	147	-	2,500
Financial services	4,440	20	589	5,009
Media	874	-	77	951
Other-diversified	193	-	-	193
Total redeemable preferred stocks	8,154	167	666	8,653
Total fixed maturities	185,860	2,798	4,058	187,120
Common and non-redeemable preferred stocks:
Financial services	6,416	1,244	214	5,386
Media	1,156	-	2,042	3,198
Other-diversified	122	75	-	47
Total common and non-redeemable preferred stocks	7,694	1,319	2,256	8,631
Other invested assets (fair value of $989)	989	-	-	989
Policy and student loans	2,130	-	-	2,130
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	197,949	4,117	6,314	200,146
Short-term investments	14,699	-	-	14,699
Total investments	$ 212,648	$ 4,117	$ 6,314	$ 214,845

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 124,392	$ 628	$ 3,538	$ 127,302
Corporate securities
Utilities and telecom	24,615	695	105	24,025
Financial services	13,518	228	2,324	15,614
Media	2,412	59	-	2,353
Other-diversified	11,241	259	182	11,164
Total corporate securities	51,786	1,241	2,611	53,156
Redeemable preferred stocks
Utilities and telecom	2,668	168	-	2,500
Financial services	4,215	6	800	5,009
Media	806	-	145	951
Other-diversified	193	-	-	193
Total redeemable preferred stocks	7,882	174	945	8,653
Total fixed maturities	184,060	2,043	7,094	189,111
Common and non-redeemable preferred stocks:
Financial services	6,097	1,029	318	5,386
Media	718	-	2,480	3,198
Other-diversified	99	52	-	47
Total common and non-redeemable preferred stocks	6,914	1,081	2,798	8,631
Other invested assets (fair value of $1,021)	1,021	-	-	1,021
Policy and student loans	2,139	-	-	2,139
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	195,410	3,124	9,892	202,178
Short-term investments	14,697	-	-	14,697
Total investments	$ 210,107	$ 3,124	$ 9,892	$ 216,875

        The amortized cost and carrying value of fixed maturities and short-term investments at March 31, 2010 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	March 31, 2010
	Carrying Value	Amortized Cost
Due in one year or less	$ 18,143	$ 18,048
Due after one year through five years	8,385	7,930
Due after five years through ten years	15,087	14,310
Due after ten years	157,935	160,538
Varying maturities	1,009	993
Totals	$ 200,559	$ 201,819

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of March 31, 2010 and December 31, 2009.

	March 31, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$ 123,214	$ 123,276	$ (62)	$ 124,392	$ 127,302	$ (2,910)
Utilities and telecom	27,540	26,527	1,013	27,283	26,525	758
Financial services	24,562	25,912	(1,350)	23,830	26,009	(2,179)
Media (1)	4,492	6,502	(2,010)	3,936	6,502	(2,566)
Other - diversified	13,746	13,534	212	11,533	11,404	129
Other investments	4,395	4,395	-	4,436	4,436	-
Investments	$ 197,949	$ 200,146	$ (2,197)	$ 195,410	$ 202,178	$ (6,768)

(1)	Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $1,156 and $718 at March 31, 2010 and December 31, 2009, respectively.

        The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 51,646	$ 686	$ 8,162	$ 348	$ 59,808	$ 1,034
Corporate securities	10,427	283	7,951	2,075	18,378	2,358
Redeemable preferred stocks	-	-	4,794	666	4,794	666
Common and non-redeemable preferred stocks	-	-	4,225	2,256	4,225	2,256
Total temporarily impaired securities	$ 62,073	$ 969	$ 25,132	$ 5,345	$ 87,205	$ 6,314

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 96,977	$ 3,300	$ 4,772	$ 238	$ 101,749	$ 3,538
Corporate securities	12,894	609	7,525	2,002	20,419	2,611
Redeemable preferred stocks	-	-	4,515	945	4,515	945
Common and non-redeemable preferred stocks	-	-	3,683	2,798	3,683	2,798
Total temporarily impaired securities	$ 109,871	$ 3,909	$ 20,495	$ 5,983	$ 130,366	$ 9,892

         The evaluation of other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer's ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. There were no other than temporary impairments identified in the three month periods ended March 31, 2010 or 2009.

         As of March 31, 2010, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturity securities, and common and non-redeemable preferred stocks, most significantly within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current economic conditions. The media sector includes related party investments in Gray Television, Inc. which had unrealized losses of $2,042 as of March 31, 2010 and accounted for the majority of the unrealized loss position in that sector. During the three month period ended March 31, 2010, net pre-tax unrealized losses on investment securities recognized in other comprehensive loss decreased $4,571 from net pre-tax unrealized losses on investment securities of $6,768 valued as of December 31, 2009. The decline in unrealized losses during the three month period ended March 31, 2010 was primarily due to the increase in fair value of the Company’s holdings in U.S. Government agency bonds as well as certain financial services and media securities. The Company does not intend to sell nor does it expect to be required to sell the securities referenced previously. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s expected continuation of receipt of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of March 31, 2010.

         The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets or liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks. In determining Level 2 fair value measurements, the Company utilizes various external pricing services.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of March 31, 2010, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $1,793 and the value of the zero cost interest rate collar was a liability of $1,635 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

        As of March 31, 2010, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 184,067	$ 1,793	$ 185,860
Equity securities	-	7,694	-	7,694
Short-term investments	14,699	-	-	14,699
Total	$ 14,699	$ 191,761	$ 1,793	$ 208,253

        As of December 31, 2009, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 182,281	$ 1,779	$ 184,060
Equity securities	-	6,914	-	6,914
Short-term investments	14,697	-	-	14,697
Total	$ 14,697	$ 189,195	$ 1,779	$ 205,671

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2010.

	Fixed Maturity Securities	Derivative (Liability)
Balance, December 31, 2009	$ 1,779	$ (1,547)
Total unrealized gains (losses) included in other comprehensive income	14	(88)
Balance, March 31, 2010	$ 1,793	$ (1,635)

        The Company’s fixed maturity securities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained from the counterparty to the transaction.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively, the “Company”) for the three month period ended March 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

         Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at March 31, 2010. This liability includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2010, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2010 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2010. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2010 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 33% of the Company’s total liabilities at March 31, 2010. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 8% of the Company’s total assets at March 31, 2010. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents, and comprised 7% of the Company’s total assets at March 31, 2010. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 82% of the Company’s total assets at March 31, 2010. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.8 million at March 31, 2010. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation of other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

         The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 11 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

         Deferred income taxes comprised approximately 2% of the Company’s total assets at March 31, 2010. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

         For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.4 million, or $0.01 per diluted share, for the three month period ended March 31, 2010, compared to net income of $0.3 million, or $0.01 per diluted share, for the three month period ended March 31, 2009. Premium revenue for the three month period ended March 31, 2010 increased $0.6 million, or 2.5%, to $23.4 million. The increase in premiums was primarily attributable to new business generated by the Company’s life and health operations as a result of increased marketing initiatives. Partially offsetting the increase in the life and health premiums during the three month period ended March 31, 2010 was a continued decline in property and casualty premiums. The increase in net income during the three month period ended March 31, 2010 was primarily due to the overall increase in net earned premiums coupled with a relatively consistent level of fixed expenses.

         A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month period ended March 31, 2010 and the comparable period in 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Gross written premiums	$ 8,094	$ 8,877
Ceded premiums	(1,309)	(1,666)
Net written premiums	$ 6,785	$ 7,211
Net earned premiums	$ 8,057	$ 8,986

        Gross written premiums at American Southern decreased $0.8 million, or 8.8%, during the three month period ended March 31, 2010 from the comparable period in 2009. The decrease in gross written premiums was primarily attributable to the continued decline in the general liability and surety lines of business resulting from continued weakness in the construction industry.

        Ceded premiums decreased $0.4 million, or 21.4%, during the three month period ended March 31, 2010 from the comparable period in 2009. The decrease in ceded premiums was primarily due to the decline in written premiums and lower cession rates resulting from a new reinsurance agreement which incepted in the fourth quarter of 2009.

        The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2010 and the comparable period in 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Commercial automobile	$ 4,605	$ 4,691
General liability	1,311	1,658
Property	606	615
Surety	1,535	2,022
Total	$ 8,057	$ 8,986

        Net earned premiums decreased $0.9 million, or 10.3%, during the three month period ended March 31, 2010 from the comparable period in 2009, primarily due to the reasons discussed previously.

        The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2010 and for the comparable period in 2009:

	Three Months Ended March 31,
	2010	2009
Loss ratio	55.0%	48.2%
Expense ratio	43.4%	48.0%
Combined ratio	98.4%	96.2%

         The loss ratio for the three month period ended March 31, 2010 increased to 55.0% from 48.2% in the comparable period of 2009. The increase in the loss ratio was primarily attributable to an increase in losses in the surety line of business during the three month period ended March 31, 2010 as compared to the same period in 2009.

         The expense ratio for the three month period ended March 31, 2010 decreased to 43.4% from 48.0% in the comparable period of 2009. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase.

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2010 and the comparable period in 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Medicare supplement	$ 11,357	$ 10,324
Other health	1,123	899
Life	2,821	2,588
Total	$ 15,301	$ 13,811

        Premium revenue at Bankers Fidelity increased $1.5 million, or 10.8%, during the three month period ended March 31, 2010 over the comparable period in 2009, primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program. Premiums from the Medicare supplement line of business increased $1.0 million, or 10.0%, during the three month period ended March 31, 2010 over the comparable period in 2009 while premiums from the life insurance line of business increased $0.2 million, or 9.0%, during the same comparable period. The other health products premiums increased $0.2 million, or 24.9%, during the three month period ended March 31, 2010 over the comparable period in 2009 due primarily to an increase in sales of short-term care products and increased business activities with group associations.

        The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2010 and the comparable period in 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
Benefits and losses	$ 10,957	$ 10,552
Commission and other expenses	4,785	4,295
Total expenses	$ 15,742	$ 14,847

        Benefits and losses increased $0.4 million, or 3.8%, during the three month period ended March 31, 2010 over the comparable period in 2009. As a percentage of premiums, benefits and losses were 71.6% for the three month period ended March 31, 2010, compared to 76.4% for the three month period ended March 31, 2009. The decrease in the loss ratio was primarily attributable to more favorable loss experience in the Medicare supplement line of business during the 2010 period.

        Commissions and other expenses increased $0.5 million, or 11.4%, during the three month period ended March 31, 2010 over the comparable period in 2009. As a percentage of premiums, these expenses were 31.3% for the three month period ended March 31, 2010, compared to 31.1% for the three month period ended March 31, 2009. The increase in commissions and other expenses was primarily due to increases in agency related expenses which resulted from the company’s increased marketing initiatives.

INVESTMENT INCOME AND REALIZED GAINS

        Investment income decreased $0.2 million, or 6.5%, during the three month period ended March 31, 2010 from the comparable period in 2009. The decrease in investment income was primarily due to the decrease in interest rates. The average yield on the Company’s invested assets decreased in the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009.

        There were no realized gains in the three month period ended March 31, 2010. During the three month period ended March 31, 2009, the Company had net realized gains of $13,000. Management continually evaluates the Company’s investment portfolio and, as needed, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

        Interest expense decreased $0.1 million, or 11.0%, during the three month period ended March 31, 2010 from the comparable period in 2009. The decrease in interest expense was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.3 million, or 3.6%, during the three month period ended March 31, 2010 from the comparable period in 2009. The decrease in other expenses was primarily attributable to the reduction in profit sharing commissions at American Southern. During the three month period ended March 31, 2010, profit sharing commissions at American Southern decreased $0.4 million from the three month period ended March 31, 2009 due to the inversely higher loss ratios. The majority of American Southern’s business is structured in a way that agents are rewarded or penalized based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease, and conversely, in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in other expenses were increases in agency related expenses in the Company’s life and health operations due to increased marketing initiatives. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 40.1% in the three month period ended March 31, 2010 from 42.6% in the three month period ended March 31, 2009. The decrease in the expense ratio was primarily due to the reduction in profit sharing commissions discussed previously. Also contributing to the decrease in the expense ratio was the increase in earned premiums coupled with a relatively consistent level of fixed expenses.

INCOME TAXES

        The primary differences between the Company’s effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2010 and 2009, respectively, resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining statutorily adequate capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and the sale and maturity of its invested assets. The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

        Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At March 31, 2010, the Parent had approximately $23.7 million of cash and investments. The Company believes that traditional funding sources of the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company and/or the Parent for the foreseeable future.

        The Parent’s insurance subsidiaries reported statutory net income of $1.9 million for the three month period ended March 31, 2010 compared to statutory net income of $1.9 million for the three month period ended March 31, 2009. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). The Parent’s insurance subsidiaries reported GAAP net income of $1.9 million for the three month period ended March 31, 2010, compared to $1.8 million for the three month period ended March 31, 2009. The reasons for the increase in GAAP net income in the three month period ended March 31, 2010 are discussed above under “Results of Operations.” Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        Over 90% of the investment assets of the Parent’s insurance subsidiaries are in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to the Parent by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2010, American Southern had $39.0 million of statutory surplus and Bankers Fidelity had $32.1 million of statutory surplus.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $6.8 million at March 31, 2010.

        In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wachovia Bank, National Association (“Wachovia”) pursuant to which the Company was able to, subject to the terms and conditions thereof, initially borrow or reborrow up to $15.0 million (the “Commitment Amount”). In accordance with the terms of the Credit Agreement, the Commitment Amount is incrementally reduced every six months and was equal to $10.5 million at March 31, 2010. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus an Applicable Margin (as defined). The Applicable Margin varies based upon the Company’s leverage ratio (funded debt to total capitalization, each as defined) and ranges from 1.75% to 2.50%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wachovia may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month period ended March 31, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement. The termination date of this Credit Agreement is June 30, 2010 and the Company currently does not anticipate entering into any future credit agreements. Notwithstanding the foregoing, however, changes in business or general economic conditions could result in the Company determining that it is in the Company’s best interest to enter into such an agreement at any time in the future. In such event, no assurances can be provided that the Company would be able to enter into such an agreement in a timely manner, on acceptable terms, or at all.

         The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2010, the effective interest rate was 4.31%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

         During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wachovia under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wachovia under the zero cost rate collar continued throughout 2009 and into 2010. While the Company is exposed to counterparty risk should Wachovia fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

         The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

         At March 31, 2010, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2010, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.1 million.

         Net cash used in operating activities was $3.7 million in the three month period ended March 31, 2010, compared to $6.1 million in the three month period ended March 31, 2009. Cash and short-term investments decreased from $20.1 million at December 31, 2009 to $17.4 million at March 31, 2010. The decrease in cash and short-term investments during the three month period ended March 31, 2010 was primarily due to the payment of agent profit sharing commissions, expenses associated with new business and annual management bonuses.

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

FORWARD-LOOKING STATEMENTS

         This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - January 31, 2010	1,200	$ 1.39	1,200	470,404
February 1 - February 28, 2010	1,400	1.53	1,400	469,004
March 1 - March 31, 2010	-	-	-	469,004
Total	2,600	$ 1.46	2,600

Item 6.  Exhibits

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: May 7, 2010	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.