Form 10-Q
period 2010-06-30
ATLANTIC AMERICAN CORP
filed 2010-08-06
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X|    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2010

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 6, 2010, was 22,282,701.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS
	Unaudited June 30, 2010	December 31, 2009
Cash and cash equivalents, including short-term investments of $14,701 and $14,697	$ 47,203	$ 20,129
Investments:
Fixed maturities (cost: $161,425 and $189,111)	165,651	184,060
Common and non-redeemable preferred stocks (cost: $8,631 and $8,631)	7,427	6,914
Other invested assets (cost: $1,000 and $1,021)	1,000	1,021
Policy and student loans	2,133	2,139
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	177,487	195,410
Receivables:
Reinsurance	11,594	11,489
Other (net of allowance for doubtful accounts: $562 and $533)	6,069	6,023
Deferred income taxes, net	2,541	6,041
Deferred acquisition costs	20,229	19,453
Other assets	1,308	1,413
Goodwill	2,128	2,128
Total assets	$ 268,559	$ 262,086

LIABILITIES AND SHAREHOLDERS' EQUITY

Insurance reserves and policy funds:
Future policy benefits	$ 59,900	$ 58,981
Unearned premiums	20,082	18,130
Losses and claims	50,848	50,112
Other policy liabilities	1,422	1,990
Total policy liabilities	132,252	129,213
Accounts payable and accrued expenses	11,131	14,165
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	184,621	184,616

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,282,701 and 22,291,310	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	3,643	3,404
Accumulated other comprehensive income (loss)	838	(5,405)
Treasury stock, at cost: 91,199 and 82,590 shares	(116)	(102)
Total shareholders' equity	83,938	77,470
Total liabilities and shareholders' equity	$ 268,559	$ 262,086

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Insurance premiums	$ 24,387	$ 22,941	$ 47,745	$ 45,738
Investment income	2,576	2,708	5,133	5,443
Realized investment gains (losses), net	13	(26)	13	(13)
Other income	111	84	159	151
Total revenue	27,087	25,707	53,050	51,319
Benefits and expenses:
Insurance benefits and losses incurred	17,425	15,033	32,815	29,913
Commissions and underwriting expenses	6,827	7,412	13,967	14,930
Interest expense	653	694	1,295	1,415
Other	2,119	2,618	4,336	4,804
Total benefits and expenses	27,024	25,757	52,413	51,062
Income (loss) before income taxes	63	(50)	637	257
Income tax expense (benefit)	(13)	(62)	144	(11)
Net income	76	12	493	268
Preferred stock dividends	(127)	(127)	(254)	(254)
Net income (loss) applicable to common stock	$ (51)	$ (115)	$ 239	$ 14
Net income (loss) per common share (basic and diluted)	$ -	$ (.01)	$ .01	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited; Dollars in thousands)
Six Months Ended June 30, 2010	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2009	$ 70	$ 22,374	$ 57,129	$ 3,404	$ (5,405)	$ (102)	$ 77,470
Comprehensive income (loss):
Net income	-	-	-	493	-	-	493
Increase in unrealized investment gains	-	-	-	-	9,790	-	9,790
Fair value adjustment to derivative financial instrument	-	-	-	-	(186)	-	(186)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(3,361)	-	(3,361)
Total comprehensive income							6,736
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	(14)	(14)
Balance, June 30, 2010	$ 70	$ 22,374	$ 57,129	$ 3,643	$ 838	$ (116)	$ 83,938
Six Months Ended June 30, 2009
Balance, December 31, 2008	$ 70	$ 22,374	$ 57,107	$ 5,119	$ (9,200)	$ (56)	$ 75,414
Comprehensive income:
Net income	-	-	-	268	-	-	268
Decrease in unrealized investment losses	-	-	-	-	2,230	-	2,230
Fair value adjustment to derivative financial instrument	-	-	-	-	503	-	503
Minimum pension liability adjustment	-	-	-	-	375	-	375
Deferred income tax attributable to other comprehensive income	-	-	-	-	(1,088)	-	(1,088)
Total comprehensive income							2,288
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Amortization of unearned compensation	-	-	22	-	-	-	22
Purchase of shares for treasury	-	-	-	-	-	(7)	(7)
Balance, June 30, 2009	$ 70	$ 22,374	$ 57,129	$ 5,133	$ (7,180)	$ (63)	$ 77,463

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 493	$ 268
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	4,843	5,203
Acquisition costs deferred	(5,619)	(5,319)
Realized investment (gains) losses	(13)	13
Increase (decrease) in insurance reserves	3,039	(3,467)
Compensation expense related to share awards	-	22
Depreciation and amortization	206	136
Deferred income tax expense (benefit)	138	(11)
(Increase) decrease in receivables, net	(151)	4,342
Decrease in other liabilities	(2,474)	(6,699)
Other, net	66	3
Net cash provided by (used in) operating activities	528	(5,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	32,376	76,684
Investments purchased	(5,801)	(79,411)
Additions to property and equipment	(15)	(90)
Net cash provided by (used in) investing activities	26,560	(2,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(14)	(7)
Net cash used in financing activities	(14)	(7)
Net increase (decrease) in cash and cash equivalents	27,074	(8,333)
Cash and cash equivalents at beginning of period	20,129	37,321
Cash and cash equivalents at end of period	$ 47,203	$ 28,988
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 1,295	$ 1,457
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three month and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

Note 2.  Impact of Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”), which requires entities to make disclosures about recurring and nonrecurring fair value measurements. In accordance with ASU 2010-6, the reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. ASU 2010-6 also requires an entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). The disclosures in ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. See Note 11, Investments, for expanded interim disclosures.

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

        In June 2009, the FASB issued an amendment to ASC 860. The amendment to ASC 860 amends the derecognition guidance and eliminates the concept of a qualifying special purpose entity. The amendment to ASC 860 is effective for fiscal years and interim periods beginning after November 15, 2009. Early adoption of the amendment to ASC 860 was prohibited. The Company adopted the amendment to ASC 860 on January 1, 2010. Adoption of the amendment to ASC 860 did not have a material impact on the Company’s financial condition or results of operations.

Note 3.  Segment Information

        The Company’s operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on a specific geographic region and/or specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the revenue and pre-tax income (loss) for each business unit for the three month and six month periods ended June 30, 2010 and 2009.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
American Southern	$ 9,927	$ 10,027	$ 19,099	$ 20,279
Bankers Fidelity	17,006	15,542	33,652	30,784
Corporate and Other	154	138	299	256
Total revenue	$ 27,087	$ 25,707	$ 53,050	$ 51,319

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
American Southern	$ 633	$ 760	$ 1,872	$ 2,365
Bankers Fidelity	343	721	1,247	1,116
Corporate and Other	(913)	(1,531)	(2,482)	(3,224)
Income (loss) before income taxes	$ 63	$ (50)	$ 637	$ 257

Note 4.   Credit Arrangements

        Bank Debt

        On June 29, 2010, the Company and Wells Fargo Bank, National Association (“Wells Fargo”), successor-by-merger to Wachovia Bank, National Association (“Wachovia”) entered into the third amendment (the “Amendment”) to that certain Credit Agreement, dated as of December 22, 2006, by and between the Company and Wachovia (as amended, the “Credit Agreement”). The Amendment provides for, among other things, the extension of the term of the Credit Agreement to June 30, 2011 (the “Extension Period”); availability under the revolving credit facility during the Extension Period of up to $5,000; and an Applicable Margin (as defined therein) on London Interbank Offered Rate (“LIBOR”) based borrowings thereunder of 2.00%. In accordance with the terms of the Credit Agreement, the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5,000 thereunder. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months plus 2.00%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the six month period ended June 30, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.

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

        The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2010 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$ 18,042	$ 23,196
Balance June 30, 2010	18,042	23,196
Balance December 31, 2009	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer on or after	December 4, 2007	May 15, 2008
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures' respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company's common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Derivative Financial Instruments

        On February 21, 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Well Fargo, as successor-by-merger to Wachovia, under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wells Fargo under the zero cost rate collar have continued. While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

        The estimated fair value and related carrying value of the Company’s interest rate collar at June 30, 2010 was a liability of approximately $1,733 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended, June 30,		Six Months Ended, June 30,
	2010	2009	2010	2009
Net realized gains (losses) on investments included in net income	$ 13	$ (26)	$ 13	$ (13)
Other components of comprehensive income (loss):
Net pre-tax unrealized gains on investments arising during period	$ 5,232	$ 7,926	$ 9,803	$ 2,217
Reclassification adjustment	(13)	26	(13)	13
Net pre-tax unrealized gains on investments recognized in other comprehensive income	5,219	7,952	9,790	2,230
Fair value adjustment to derivative financial instrument	(98)	422	(186)	503
Minimum pension liability adjustment	-	375	-	375
Deferred income tax attributable to other comprehensive income	(1,792)	(3,062)	(3,361)	(1,088)
Change in accumulated other comprehensive loss	3,329	5,687	6,243	2,020
Accumulated other comprehensive loss beginning of period	(2,491)	(12,867)	(5,405)	(9,200)
Accumulated other comprehensive income (loss) end of period	$ 838	$ (7,180)	$ 838	$ (7,180)

Note 7.  Earnings (Loss) Per Common Share

     A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net income	$ 76	22,286
Less preferred stock dividends	(127)
Net loss applicable to common shareholders	$ (51)	22,286	$ -

	Three Months Ended June 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net income	$ 12	22,313
Less preferred stock dividends	(127)
Net loss applicable to common shareholders	$ (115)	22,313	$ (.01)

	Six Months Ended June 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$ 493	22,288
Less preferred stock dividends	(254)
Net income applicable to common shareholders	239	22,288	$ .01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		25
Net income applicable to common shareholders	$ 239	22,313	$ .01

	Six Months Ended June 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$ 268	22,305
Less preferred stock dividends	(254)
Net income applicable to common shareholders	14	22,305	$ -
Diluted Earnings Per Common Share:
Effect of dilutive stock options		209
Net income applicable to common shareholders	$ 14	22,514	$ -

        The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive. All outstanding stock options were excluded from the earnings (loss) per common share calculation for the three month periods ended June 30, 2010 and 2009, respectively, since their impact also would have been antidilutive.

Note 8.  Income Taxes

         A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Federal income tax provision at statutory rate of 35%	$ 22	$ (17)	$ 223	$ 90
Tax exempt interest and dividends received deductions	(43)	(54)	(92)	(118)
Other permanent differences	8	9	13	17
Income tax expense (benefit)	$ (13)	$ (62)	$ 144	$ (11)

        The components of the income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current - Federal	$ 6	$ -	$ 6	$ -
Deferred - Federal	(19)	(62)	138	(11)
Total	$ (13)	$ (62)	$ 144	$ (11)

        The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2010 and 2009, respectively, resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

Note 9.  Employee Retirement Plans

        Effective May 31, 2008, the Company froze all benefits related to its qualified pension plan, as well as its supplemental executive retirement plan (“SERP”). In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees. On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified pension plan. In May 2010, the Company distributed the accumulated benefits to participating employees, and terminated the qualified pension plan. In connection with the termination and settlement of the qualified pension plan, the Company incurred a non-recurring charge of $319.

Note 10.  Commitments and Contingencies

        From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 11.  Investments

        The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2010 and December 31, 2009.

        Investments were comprised of the following:

	June 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturity Securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 100,668	$ 3,169	$ -	$ 97,499
Corporate securities
Utilities and telecom	26,023	2,022	28	24,029
Financial services	12,984	332	1,868	14,520
Media	2,437	84	-	2,353
Other-diversified	15,438	1,076	9	14,371
Total corporate securities	56,882	3,514	1,905	55,273
Redeemable preferred stocks
Utilities and telecom	2,679	179	-	2,500
Financial services	4,361	17	665	5,009
Media	868	-	83	951
Other-diversified	193	-	-	193
Total redeemable preferred stocks	8,101	196	748	8,653
Total fixed maturity securities	165,651	6,879	2,653	161,425
Common and non-redeemable preferred stocks:
Financial services	6,112	1,066	340	5,386
Media	1,195	-	2,003	3,198
Other-diversified	120	73	-	47
Total common and non-redeemable preferred stocks	7,427	1,139	2,343	8,631
Other invested assets (fair value of $1,000)	1,000	-	-	1,000
Policy and student loans	2,133	-	-	2,133
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	177,487	8,018	4,996	174,465
Short-term investments	14,701	-	-	14,701
Total investments	$ 192,188	$ 8,018	$ 4,996	$ 189,166

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturity Securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 124,392	$ 628	$ 3,538	$ 127,302
Corporate securities
Utilities and telecom	24,615	695	105	24,025
Financial services	13,518	228	2,324	15,614
Media	2,412	59	-	2,353
Other-diversified	11,241	259	182	11,164
Total corporate securities	51,786	1,241	2,611	53,156
Redeemable preferred stocks
Utilities and telecom	2,668	168	-	2,500
Financial services	4,215	6	800	5,009
Media	806	-	145	951
Other-diversified	193	-	-	193
Total redeemable preferred stocks	7,882	174	945	8,653
Total fixed maturity securities	184,060	2,043	7,094	189,111
Common and non-redeemable preferred stocks:
Financial services	6,097	1,029	318	5,386
Media	718	-	2,480	3,198
Other-diversified	99	52	-	47
Total common and non-redeemable preferred stocks	6,914	1,081	2,798	8,631
Other invested assets (fair value of $1,021)	1,021	-	-	1,021
Policy and student loans	2,139	-	-	2,139
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	195,410	3,124	9,892	202,178
Short-term investments	14,697	-	-	14,697
Total investments	$ 210,107	$ 3,124	$ 9,892	$ 216,875

        The amortized cost and carrying value of fixed maturity securities and short-term investments at June 30, 2010 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	June 30, 2010
	Carrying Value	Amortized Cost
Due in one year or less	$ 17,115	$ 17,049
Due after one year through five years	8,394	7,958
Due after five years through ten years	22,186	20,511
Due after ten years	131,573	129,615
Varying maturities	1,084	993
Totals	$ 180,352	$ 176,126

        The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of June 30, 2010 and December 31, 2009.

	June 30, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$ 100,668	$ 97,499	$ 3,169	$ 124,392	$ 127,302	$ (2,910)
Utilities and telecom	28,702	26,529	2,173	27,283	26,525	758
Financial services	23,457	24,915	(1,458)	23,830	26,009	(2,179)
Media (1)	4,500	6,502	(2,002)	3,936	6,502	(2,566)
Other - diversified	15,751	14,611	1,140	11,533	11,404	129
Other investments	4,409	4,409	-	4,436	4,436	-
Investments	$ 177,487	$ 174,465	$ 3,022	$ 195,410	$ 202,178	$ (6,768)

(1)	Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $1,195 and $718 at June 30, 2010 and December 31, 2009, respectively.

        The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$ 2,975	$ 45	$ 6,669	$ 1,860	$ 9,644	$ 1,905
Redeemable preferred stocks	-	-	4,712	748	4,712	748
Common and non-redeemable preferred stocks	-	-	4,138	2,343	4,138	2,343
Total temporarily impaired securities	$ 2,975	$ 45	$ 15,519	$ 4,951	$ 18,494	$ 4,996

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$ 96,977	$ 3,300	$ 4,772	$ 238	$ 101,749	$ 3,538
Corporate securities	12,894	609	7,525	2,002	20,419	2,611
Redeemable preferred stocks	-	-	4,515	945	4,515	945
Common and non-redeemable preferred stocks	-	-	3,683	2,798	3,683	2,798
Total temporarily impaired securities	$ 109,871	$ 3,909	$ 20,495	$ 5,983	$ 130,366	$ 9,892

        The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the three month and six month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Redeemable preferred stocks	$ -	$ 44	$ -	$ 44
Other invested assets	-	17	-	17
Total	$ -	$ 61	$ -	$ 61

         During the three month period ended June 30, 2009, the Company recorded a $61 realized loss due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. There were no impairments recorded during the three month and six month periods ended June 30, 2010.

         The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

         As of June 30, 2010, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturity securities, and common and non-redeemable preferred stocks, within the financial services and media sectors, which have experienced significant price deterioration and continue to be impacted by current economic conditions. The media sector includes related party investments in Gray Television, Inc. which had unrealized losses of $2,003 as of June 30, 2010 and accounted for the majority of the unrealized loss position in that sector. During the six month period ended June 30, 2010, net pre-tax unrealized gains on investment securities of $3,022 recognized in other comprehensive income increased in value by $9,790 from net pre-tax unrealized losses on investment securities of $6,768 as of December 31, 2009. The decline in unrealized losses during the six month period ended June 30, 2010 was primarily due to the increase in fair value of the Company’s holdings in U.S. Government agency bonds as well as utility and telecom securities. The Company does not intend to sell nor does it expect to be required to sell the securities referenced previously. In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery. Furthermore, based upon the Company’s expected continuation of receipt of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of June 30, 2010.

         The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s Level 1 instruments consist of short-term investments.

Level 2	Observable inputs, other than quoted prices included in Level 1, for the asset or liability or prices for similar assets or liabilities. The Company’s Level 2 instruments include most of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks. In determining Level 2 fair value measurements, the Company utilizes various external pricing services.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of June 30, 2010, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $1,948 and the value of the zero cost interest rate collar was a liability of $1,733 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

        As of June 30, 2010, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 163,703	$ 1,948	$ 165,651
Equity securities	-	7,427	-	7,427
Short-term investments	14,701	-	-	14,701
Total	$ 14,701	$ 171,130	$ 1,948	$ 187,779

        As of December 31, 2009, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$ -	$ 182,281	$ 1,779	$ 184,060
Equity securities	-	6,914	-	6,914
Short-term investments	14,697	-	-	14,697
Total	$ 14,697	$ 189,195	$ 1,779	$ 205,671

        The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2010.

	Fixed Maturity Securities	Derivative (Liability)
Balance, December 31, 2009	$ 1,779	$ (1,547)
Total unrealized gains (losses) included in other comprehensive income	14	(88)
Balance, March 31, 2010	1,793	(1,635)
Total unrealized gains (losses) included in other comprehensive income	155	(98)
Balance, June 30, 2010	$ 1,948	$ (1,733)

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

        The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the three month and six month periods ended June 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

         Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at June 30, 2010. This liability includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2010, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2010 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2010. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2010 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

         Future policy benefits comprised 32% of the Company’s total liabilities at June 30, 2010. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

         Deferred acquisition costs comprised 8% of the Company’s total assets at June 30, 2010. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any given previous calendar year.

         Receivables are amounts due from reinsurers, insureds and agents, and comprised 7% of the Company’s total assets at June 30, 2010. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the credit worthiness of the Company’s reinsurers using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

         Cash and investments comprised 84% of the Company’s total assets at June 30, 2010. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.9 million at June 30, 2010. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the obligations in accordance with the contractual terms of the investment, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

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

         Deferred income taxes comprised approximately 1% of the Company’s total assets at June 30, 2010. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

         For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

         On a consolidated basis, the Company had net income of $0.1 million, or nil per diluted share, for the three month period ended June 30, 2010, compared to net income of $12,000, or a loss of $0.01 per diluted share, for the three month period ended June 30, 2009. The Company had net income of $0.5 million, or $0.01 per diluted share, for the six month period ended June 30, 2010, compared to net income of $0.3 million, or nil per diluted share, for the six month period ended June 30, 2009. Premium revenue for the three month period ended June 30, 2010 increased $1.4 million, or 6.3%, to $24.4 million. For the six month period ended June 30, 2010, premium revenue increased $2.0 million, or 4.4%, to $47.7 million. The increase in premiums was primarily attributable to new business generated by the Company’s life and health operations as a result of increased marketing initiatives. Partially offsetting the increase in the life and health premiums during the three month and six month periods ended June 30, 2010 was a decline in property and casualty premiums. The increase in net income during the three month and six month periods ended June 30, 2010 was primarily due to a decrease in compensation accruals.

         A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

        The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Gross written premiums	$ 12,859	$ 13,373	$ 20,953	$ 22,250
Ceded premiums	(1,331)	(1,636)	(2,640)	(3,302)
Net written premiums	$ 11,528	$ 11,737	$ 18,313	$ 18,948
Net earned premiums	$ 8,789	$ 8,834	$ 16,846	$ 17,820

        Gross written premiums at American Southern decreased $0.5 million, or 3.8%, during the three month period ended June 30, 2010, and $1.3 million, or 5.8%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in gross written premiums during the three month and six month periods ended June 30, 2010 was primarily attributable to the continued decline in the general liability line of business resulting from continued weakness in the construction industry as well as a decrease in the commercial automobile line of business. Also contributing to the decrease in gross written premiums were decreases in business writings from certain targeted agencies due to the strengthening of the company’s underwriting guidelines.

        Ceded premiums decreased $0.3 million, or 18.6%, during the three month period ended June 30, 2010, and $0.7 million, or 20.0%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in ceded premiums during the three month and six month periods ended June 30, 2010 was primarily due to the decline in written premiums and lower cession rates resulting from a new reinsurance agreement which incepted in the fourth quarter of 2009.

        The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commercial automobile	$ 5,415	$ 4,963	$ 10,020	$ 9,654
General liability	1,282	1,535	2,593	3,193
Property	609	591	1,215	1,206
Surety	1,483	1,745	3,018	3,767
Total	$ 8,789	$ 8,834	$ 16,846	$ 17,820

        Net earned premiums decreased slightly during the three month period ended June 30, 2010, and $1.0 million, or 5.5%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in net earned premiums was primarily due to the decline in the general liability and surety lines of business resulting from continued weakness in the construction industry.

        The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2010 and for the comparable periods in 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Loss ratio	64.1%	53.9%	59.8%	51.0%
Expense ratio	41.6%	51.0%	42.5%	49.5%
Combined ratio	105.7%	104.9%	102.3%	100.5%

         The loss ratio for the three month period ended June 30, 2010 increased to 64.1% from 53.9% in the three month period ended June 30, 2009 and to 59.8% in the six month period ended June 30, 2010 from 51.0% in the comparable period of 2009. The increase in the loss ratio for the three month and six month periods ended June 30, 2010 was primarily attributable to several large claims in the surety line of business, specifically related to subdivision bonds. In addition, during the three month period ended June 30, 2010, American Southern had an increase in losses in the commercial automobile line of business as compared to the same period in 2009.

         The expense ratio for the three month period ended June 30, 2010 decreased to 41.6% from 51.0% in the three month period ended June 30, 2009 and to 42.5% in the six month period ended June 30, 2010 from 49.5% in the comparable period of 2009. The decrease in the expense ratio in the three month and six month periods ended June 30, 2010 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase. Partially offsetting the decrease in the expense ratio in the three month and six month periods ended June 30, 2010 was a non-recurring charge of $0.3 million which resulted from the termination and final settlement of the company’s qualified pension plan. In the three month and six month periods ended June 30, 2009, American Southern incurred a similar non-recurring charge of $0.4 million due to the termination of its supplemental executive retirement plan (“SERP”).

Bankers Fidelity

       The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Medicare supplement	$ 11,441	$ 10,434	$ 22,798	$ 20,758
Other health	1,180	942	2,303	1,841
Life	2,977	2,731	5,798	5,319
Total	$ 15,598	$ 14,107	$ 30,899	$ 27,918

        Premium revenue at Bankers Fidelity increased $1.5 million, or 10.6%, during the three month period ended June 30, 2010, and $3.0 million, or 10.7%, during the six month period ended June 30, 2010, over the comparable periods in 2009, primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program. Premiums from the Medicare supplement line of business increased $1.0 million, or 9.7%, during the three month period ended June 30, 2010, and $2.0 million, or 9.8%, during the six month period ended June 30, 2010, while premiums from the life insurance line of business increased $0.2 million and $0.5 million, respectively, during the same comparable periods. The other health products premiums increased during the three month and six month periods ended June 30, 2010, over the comparable periods in 2009 due primarily to an increase in sales of short-term care products and increased business activities with group associations.

        The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Benefits and losses	$ 11,791	$ 10,273	$ 22,748	$ 20,825
Commission and other expenses	4,871	4,548	9,656	8,843
Total expenses	$ 16,662	$ 14,821	$ 32,404	$ 29,668

        Benefits and losses increased $1.5 million, or 14.8%, during the three month period ended June 30, 2010, and $1.9 million, or 9.2%, during the six month period ended June 30, 2010, over the comparable periods in 2009. As a percentage of premiums, benefits and losses increased to 75.6% in the three month period ended June 30, 2010 from 72.8% in the three month period ended June 30, 2009. For the six month period ended June 30, 2010, this ratio decreased to 73.6% from 74.6% in the comparable period in 2009. The increase in the 2010 second quarter loss ratio was primarily due to increased claims in the Medicare supplement line of business, reserve increases on new life business and the continued aging of the older life business; however, for the six month period ended June 30, 2010, the company had more favorable loss experience in the Medicare supplement line of business as compared to the same period in 2009, resulting in the decrease in the 2010 year to date loss ratio.

        Commissions and other expenses increased $0.3 million, or 7.1%, during the three month period ended June 30, 2010, and $0.8 million, or 9.2%, during the six month period ended June 30, 2010, over the comparable periods in 2009. The increase in commissions and other expenses for the three month and six month periods ended June 30, 2010 was primarily due to increases in both underwriting and data processing expense. Also contributing to the increase in commissions and other expenses for the 2010 year to date period were increases in agency related expenses which resulted from the company’s increased marketing initiatives. As a percentage of premiums, these expenses decreased to 31.2% in the three month period ended June 30, 2010 from 32.2% in the three month period ended June 30, 2009. For the six month period ended June 30, 2010, this ratio decreased to 31.3% from 31.7% in the comparable period in 2009. The decrease in the 2010 expense ratios was primarily attributable to the increase in earned premiums coupled with a relatively consistent level of fixed expenses.

INVESTMENT INCOME AND REALIZED GAINS (LOSSES)

        Investment income decreased $0.1 million, or 4.9%, during the three month period ended June 30, 2010, and $0.3 million, or 5.7%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in investment income for the three month and six month periods ended June 30, 2010 was primarily due to a decrease in interest rates. The average yield on the Company’s invested assets decreased in the six month period ended June 30, 2010 as compared to same period in 2009. Also during the three month period ended June 30, 2010, a large number of securities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which the Company was not able to reinvest at equivalent rates.

        The Company had net realized investment gains of $13,000 during the six month period ended June 30, 2010, compared to net realized investment losses of $13,000 in the six month period ended June 30, 2009. The Company recorded a realized loss of $0.1 million due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets in the three month period ended June 30, 2009. There were no impairments recorded during the six month period ended June 30, 2010. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

        Interest expense decreased slightly during the three month period ended June 30, 2010, and $0.1 million, or 8.5%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in interest expense for the three month and six month periods ended June 30, 2010 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s trust preferred obligations and outstanding bank debt are based on LIBOR.

OTHER EXPENSES

         Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.1 million, or 10.8%, during the three month period ended June 30, 2010, and $1.4 million, or 7.3%, during the six month period ended June 30, 2010, from the comparable periods in 2009. The decrease in other expenses for the three month and six month periods ended June 30, 2010 was primarily attributable to a $0.6 million decrease in compensation accruals and a reduction in profit sharing commissions at American Southern. During the three month period ended June 30, 2010, profit sharing commissions at American Southern decreased $0.5 million from the three month period ended June 30, 2009 due to the inversely higher loss ratios. For the six month period ended June 30, 2010, profit sharing commissions decreased $0.9 million from the comparable period of 2009. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease, and conversely, in periods where the loss ratio decreases, commissions and underwriting expenses will increase. In addition, during the three month period ended June 30, 2010, the Company terminated its qualified pension plan and distributed the accumulated benefits to participating employees. In connection with the termination and final settlement of the qualified pension plan, the Company incurred a non-recurring charge of $0.3 million. In the three month period ended June 30, 2009, the Company incurred a similar non-recurring charge of $0.4 million due to the termination of its SERP. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 36.7% in the three month period ended June 30, 2010 from 43.7% in the three month period ended June 30, 2009. For the six month period ended June 30, 2010, this ratio decreased to 38.3% from 43.1% in the comparable period in 2009. The decrease in the expense ratio for the three month and six month periods ended June 30, 2010 was primarily due to the decrease in compensation accruals and the reduction in profit sharing commissions described above. Also contributing to the decrease in the expense ratio was the increase in earned premiums coupled with a relatively consistent level of fixed expenses.

INCOME TAXES

        The primary differences between the Company’s effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2010 and 2009, respectively, resulted from the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change. The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

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

        Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At June 30, 2010, the Parent had approximately $24.0 million of unrestricted cash and investments. The Company believes that traditional funding sources of the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company and/or the Parent for the foreseeable future.

        The Parent’s insurance subsidiaries reported statutory net income of $2.7 million for the six month period ended June 30, 2010 compared to statutory net income of $3.6 million for the six month period ended June 30, 2009. Statutory results are impacted by the recognition of all costs of acquiring business. In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”). Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

        Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2010, American Southern had $38.4 million of statutory surplus and Bankers Fidelity had $32.2 million of statutory surplus.

        The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent. In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries’ use of the Parent’s tax loss carryforwards, which totaled approximately $6.2 million at June 30, 2010.

        In addition to these internal funding sources, the Company maintains its revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”). On June 29, 2010, the Company and Wells Fargo, successor-by-merger to Wachovia Bank, National Association (“Wachovia”) entered into the third amendment (the “Amendment”) to the Credit Agreement with Wachovia (as amended, the “Credit Agreement”). The Amendment provides for, among other things, the extension of the term of the Credit Agreement to June 30, 2011 (the “Extension Period”); availability under the revolving credit facility during the Extension Period of up to $5.0 million; and an Applicable Margin (as defined therein) on LIBOR based borrowings thereunder of 2.00%. In accordance with the terms of the Credit Agreement, the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million thereunder. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months plus 2.00%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the six month period ended June 30, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.

        The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2010, the effective interest rate was 4.54%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

        During 2006, the Company entered into a zero cost rate collar with Wachovia to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wells Fargo, as successor-by-merger to Wachovia, under the zero cost rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wells Fargo under the zero cost rate collar have continued. While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

         The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

         At June 30, 2010, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2010, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.3 million.

         Net cash provided by operating activities was $0.5 million in the six month period ended June 30, 2010, compared to net cash used in operating activities of $5.5 million in the six month period ended June 30, 2009. Cash and short-term investments increased from $20.1 million at December 31, 2009 to $47.2 million at June 30, 2010. The increase in cash and short-term investments during the six month period ended June 30, 2010 was primarily due to a large number of called securities exceeding investment purchases. During the six month period ended June 30, 2009, the Company distributed accumulated benefits of $2.8 million resulting from the termination of its SERP and paid a $1.8 million final settlement to Columbia Mutual Insurance Company in connection with the 2008 sale of its regional property and casualty operations.

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

FORWARD-LOOKING STATEMENTS

         This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.

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

         The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - April 30, 2010	750	$ 1.78	750	468,254
May 1 - May 31, 2010	3,559	1.71	3,559	464,695
June 1 - June 30, 2010	1,700	1.47	1,700	462,995
Total	6,009	$ 1.65	6,009

Item 6.  Exhibits

10.1 –	Third Amendment to Credit Agreement between registrant and Wells Fargo Bank, National Association.

31.1 –	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

31.2 –	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley–Act of 2002.

32.1 –	Certifications pursuant to Section 906 of the Sarbanes Oxley–Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
 (Registrant)

Date: August 6, 2010	By: /s/ John G. Sample, Jr. John G. Sample, Jr. Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title
10.1	Third Amendment to Credit Agreement between registrant and Wells Fargo Bank, National Association.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.