Form 10-Q
period 2010-09-30
ATLANTIC AMERICAN CORP
filed 2010-11-08
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(404) 266-5500
(Registrant’s telephone number, including area code)

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 4, 2010, was 22,269,206.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS

	Unaudited September 30, 2010	December 31, 2009
Cash and cash equivalents, including short-term investments of $14,703 and $14,697	$64,907	$20,129
Investments:
Fixed maturities (cost: $143,430 and $189,111)	151,581	184,060
Common and non-redeemable preferred stocks (cost: $8,631 and $8,631)	7,591	6,914
Other invested assets (cost: $1,013 and $1,021)	1,013	1,021
Policy and student loans	2,130	2,139
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	163,591	195,410
Receivables:
Reinsurance	11,532	11,489
Other (net of allowance for doubtful accounts: $521 and $533)	8,518	6,023
Deferred income taxes, net	418	6,041
Deferred acquisition costs	20,558	19,453
Other assets	1,911	1,413
Goodwill	2,128	2,128
Total assets	$273,563	$262,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policy funds:
Future policy benefits	$60,399	$58,981
Unearned premiums	20,709	18,130
Losses and claims	50,675	50,112
Other policy liabilities	1,330	1,990
Total policy liabilities	133,113	129,213
Accounts payable and accrued expenses	12,273	14,165
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	186,624	184,616

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,274,962 and 22,291,310	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	4,041	3,404
Accumulated other comprehensive income (loss)	3,453	(5,405)
Treasury stock, at cost: 98,938 and 82,590 shares	(128)	(102)
Total shareholders’ equity	86,939	77,470
Total liabilities and shareholders’ equity	$273,563	$262,086

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Insurance premiums	$24,577	$22,774	$72,322	$68,512
Investment income	2,302	2,699	7,435	8,142
Realized investment gains, net	211	14	224	1
Other income	56	51	215	202
Total revenue	27,146	25,538	80,196	76,857

Benefits and expenses:
Insurance benefits and losses incurred	16,451	15,840	49,266	45,753
Commissions and underwriting expenses	7,409	6,804	21,376	21,734
Interest expense	660	679	1,955	2,094
Other	2,045	2,044	6,381	6,848
Total benefits and expenses	26,565	25,367	78,978	76,429
Income before income taxes	581	171	1,218	428
Income tax expense	56	2,279	200	2,268
Net income (loss)	525	(2,108)	1,018	(1,840)
Preferred stock dividends	(127)	(127)	(381)	(381)
Net income (loss) applicable to common stock	$398	$(2,235)	$637	$(2,221)

Net income (loss) per common share (basic and diluted)	$.02	$(.10)	$.03	$(.10)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2010	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470
Comprehensive income:
Net income	-	-	-	1,018	-	-	1,018
Increase in unrealized investment gains	-	-	-	-	13,879	-	13,879
Fair value adjustment to derivative financial instrument	-	-	-	-	(251)	-	(251)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(4,770)	-	(4,770)
Total comprehensive income							9,876
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	(26)	(26)
Balance, September 30, 2010	$70	$22,374	$57,129	$4,041	$3,453	$(128)	$86,939

Nine Months Ended September 30, 2009
Balance, December 31, 2008	$70	$22,374	$57,107	$5,119	$(9,200)	$(56)	$75,414
Comprehensive income:
Net loss	-	-	-	(1,840)	-	-	(1,840)
Decrease in unrealized investment losses	-	-	-	-	9,395	-	9,395
Fair value adjustment to derivative financial instrument	-	-	-	-	373	-	373
Minimum pension liability adjustment	-	-	-	-	375	-	375
Deferred income tax attributable to other comprehensive income	-	-	-	-	(3,550)	-	(3,550)
Total comprehensive income							4,753
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Amortization of unearned compensation	-	-	22	-	-	-	22
Purchase of shares for treasury	-	-	-	-	-	(15)	(15)
Balance, September 30, 2009	$70	$22,374	$57,129	$2,898	$(2,607)	$(71)	$79,793

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,018	$(1,840)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	7,250	7,471
Acquisition costs deferred	(8,355)	(7,610)
Realized investment gains	(224)	(1)
Increase (decrease) in insurance reserves	3,900	(2,079)
Compensation expense related to share awards	-	22
Depreciation and amortization	292	216
Deferred income tax expense	853	2,283
(Increase) decrease in receivables, net	(2,307)	4,583
Decrease in other liabilities	(1,524)	(6,369)
Other, net	(580)	53
Net cash provided by (used in) operating activities	323	(3,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	73,142	89,688
Investments purchased	(28,611)	(94,158)
Additions to property and equipment	(50)	(94)
Net cash provided by (used in) investing activities	44,481	(4,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(26)	(15)
Net cash used in financing activities	(26)	(15)

Net increase (decrease) in cash and cash equivalents	44,778	(7,850)
Cash and cash equivalents at beginning of period	20,129	37,321
Cash and cash equivalents at end of period	$64,907	$29,471

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,962	$2,141
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Operating results for the three month and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or for any other future period.

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

Note 2.  Impact of Recently Issued Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, Financial Services – Insurance (Topic 944) – Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  In accordance with ASU 2010-26, incremental direct costs of contract acquisition should be capitalized.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met.  All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, should be expensed as incurred.  If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs.  The amendments in ASU 2010-26 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  The amendments in ASU 2010-26 should be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required.  Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company will adopt the amendments to ASU 2010-26 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”), which requires entities to make disclosures about recurring and nonrecurring fair value measurements.  In accordance with ASU 2010-6, the reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  ASU 2010-6 also requires an entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  The disclosures in ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  See Note 11, Investments, for expanded interim disclosures.

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

Note 3.  Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on a specific geographic region and/or specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and pre-tax income (loss) for each business unit for the three month and nine month periods ended September 30, 2010 and 2009.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
American Southern	$9,825	$9,586	$28,924	$29,865
Bankers Fidelity	17,162	15,851	50,814	46,635
Corporate and Other	159	101	458	357

Total revenue	$27,146	$25,538	$80,196	$76,857

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
American Southern	$1,256	$1,149	$3,128	$3,514
Bankers Fidelity	546	466	1,793	1,582
Corporate and Other	(1,221)	(1,444)	(3,703)	(4,668)

Income before income taxes	$581	$171	$1,218	$428

Note 4. Credit Arrangements

Bank Debt

At September 30, 2010, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5,000.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the nine month period ended September 30, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company expects that it would seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2010 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2010	18,042	23,196
Balance December 31, 2009	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5. Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wells Fargo under the zero cost interest rate collar have continued through September 30, 2010.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at September 30, 2010 was a liability of approximately $1,798 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net realized gains on investments included in net income	$211	$14	$224	$1

Other components of comprehensive income:
Net pre-tax unrealized gains on investments arising during period	$4,300	$7,179	$14,103	$9,396
Reclassification adjustment	(211)	(14)	(224)	(1)

Net pre-tax unrealized gains on investments recognized in other comprehensive income	4,089	7,165	13,879	9,395
Fair value adjustment to derivative financial instrument	(65)	(130)	(251)	373
Minimum pension liability adjustment	-	-	-	375
Deferred income tax attributable to other comprehensive income	(1,409)	(2,462)	(4,770)	(3,550)
Change in accumulated other comprehensive income	2,615	4,573	8,858	6,593
Accumulated other comprehensive income (loss) beginning of period	838	(7,180)	(5,405)	(9,200)
Accumulated other comprehensive income (loss) end of period	$3,453	$(2,607)	$3,453	$(2,607)

Note 7.  Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$525	22,281
Less preferred stock dividends	(127)
Net income applicable to common shareholders	398	22,281	$.02

Diluted Earnings Per Common Share:
Effect of dilutive stock options		31
Net income applicable to common shareholders	$398	22,312	$.02

	Three Months Ended September 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(2,108)	22,323
Less preferred stock dividends	(127)
Net loss applicable to common shareholders	$(2,235)	22,323	$(.10)

	Nine Months Ended September 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,018	22,286
Less preferred stock dividends	(381)
Net income applicable to common shareholders	637	22,286	$.03

Diluted Earnings Per Common Share:
Effect of dilutive stock options		32
Net income applicable to common shareholders	$637	22,318	$.03

	Nine Months Ended September 30, 2009
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,840)	22,311
Less preferred stock dividends	(381)
Net loss applicable to common shareholders	$(2,221)	22,311	$(.10)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.  All outstanding stock options were excluded from the earnings (loss) per common share calculation for the three month and nine month periods ended September 30, 2009 since their impact also would have been antidilutive.

Note 8.  Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Federal income tax provision at statutory rate of 35%	$203	$60	$426	$150
Tax exempt interest and dividends received deductions	(55)	(56)	(147)	(174)
Other permanent differences	16	16	29	33
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	1,755	-	1,755
Adjustment for prior years’ estimates to actual	(108)	504	(108)	504
Income tax expense	$56	$2,279	$200	$2,268

The components of the income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current - Federal	$(659)	$(15)	$(653)	$(15)
Deferred - Federal	715	539	853	528
Change in deferred tax asset valuation allowance	-	1,755	-	1,755
Total	$56	$2,279	$200	$2,268

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2010 resulted from the dividends-received deduction (“DRD”) and the provision-to-filed return adjustments.  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $108 in the three month and nine month periods ended September 30, 2010.  The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2010 were primarily due to adjustments related to the carryback and utilization of capital losses on investments in the Company’s life and health operation.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2009 resulted from the DRD, the change in deferred tax asset valuation allowance, and the provision-to-filed return adjustments.  The change in deferred tax asset valuation allowance was due to reassessment of the realization of certain capital loss carryforward benefits.  The Company has established a corresponding valuation allowance of $1,755 as it does not anticipate having sufficient future capital gains to offset these capital losses during the applicable carryforward period.  The provision-to-filed return adjustments were $504 in the three month and nine month periods ended September 30, 2009.  The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2009 were primarily due to adjustments related to the 2008 sale of the Company’s regional property and casualty operations.

Note 9.  Employee Retirement Plans

Effective May 31, 2008, the Company froze all benefits related to its qualified pension plan, as well as its supplemental executive retirement plan (“SERP”).  In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees.  On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified pension plan.  In May 2010, the Company distributed the accumulated benefits to participating employees, and terminated the qualified pension plan.  In connection with the May 2010 termination and settlement of the qualified pension plan, the Company incurred a non-recurring charge of $319 during the nine month period ended September 30, 2010.

Note 10.  Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 11.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2010 and December 31, 2009.

Investments were comprised of the following:

	September 30, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturity Securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$64,197	$4,419	$-	$59,778
Obligations of states and political subdivisions	14,613	300	23	14,336
Corporate securities
Utilities and telecom	24,659	2,709	-	21,950
Financial services	14,989	579	1,603	16,013
Media	2,500	147	-	2,353
Other business – diversified	10,500	823	-	9,677
Other consumer – diversified	11,401	744	13	10,670
Total corporate securities	64,049	5,002	1,616	60,663
Redeemable preferred stocks
Utilities and telecom	2,735	235	-	2,500
Financial services	4,902	30	137	5,009
Media	892	-	59	951
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	8,722	265	196	8,653
Total fixed maturity securities	151,581	9,986	1,835	143,430
Common and non-redeemable preferred stocks:
Financial services	6,551	1,242	77	5,386
Media	916	-	2,282	3,198
Other business – diversified	124	77	-	47
Total common and non-redeemable preferred stocks	7,591	1,319	2,359	8,631
Other invested assets (fair value of $1,013)	1,013	-	-	1,013
Policy and student loans	2,130	-	-	2,130
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	163,591	11,305	4,194	156,480
Short-term investments	14,703	-	-	14,703
Total investments	$178,294	$11,305	$4,194	$171,183

	December 31, 2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed Maturity Securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$124,392	$628	$3,538	$127,302
Corporate securities
Utilities and telecom	24,615	695	105	24,025
Financial services	13,518	228	2,324	15,614
Media	2,412	59	-	2,353
Other business – diversified	6,515	125	92	6,482
Other consumer – diversified	4,726	134	90	4,682
Total corporate securities	51,786	1,241	2,611	53,156
Redeemable preferred stocks
Utilities and telecom	2,668	168	-	2,500
Financial services	4,215	6	800	5,009
Media	806	-	145	951
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,882	174	945	8,653
Total fixed maturity securities	184,060	2,043	7,094	189,111
Common and non-redeemable preferred stocks:
Financial services	6,097	1,029	318	5,386
Media	718	-	2,480	3,198
Other business – diversified	99	52	-	47
Total common and non-redeemable preferred stocks	6,914	1,081	2,798	8,631
Other invested assets (fair value of $1,021)	1,021	-	-	1,021
Policy and student loans	2,139	-	-	2,139
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Investments	195,410	3,124	9,892	202,178
Short-term investments	14,697	-	-	14,697
Total investments	$210,107	$3,124	$9,892	$216,875

The amortized cost and carrying value of fixed maturity securities and short-term investments at September 30, 2010 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Maturities	September 30, 2010
	Carrying Value	Amortized Cost
Due in one year or less	$17,569	$17,507
Due after one year through five years	7,726	7,278
Due after five years through ten years	28,260	25,797
Due after ten years	111,639	106,558
Varying maturities	1,090	993
Totals	$166,284	$158,133

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of September 30, 2010 and December 31, 2009.

	September 30, 2010			December 31, 2009
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$64,197	$59,778	$4,419	$124,392	$127,302	$(2,910)
Obligations of states and political subdivisions	14,613	14,336	277	-	-	-
Utilities and telecom	27,394	24,450	2,944	27,283	26,525	758
Financial services	26,442	26,408	34	23,830	26,009	(2,179)
Media (1)	4,308	6,502	(2,194)	3,936	6,502	(2,566)
Other business – diversified	10,624	9,724	900	6,614	6,529	85
Other consumer – diversified	11,594	10,863	731	4,919	4,875	44
Other investments	4,419	4,419	-	4,436	4,436	-
Investments	$163,591	$156,480	$7,111	$195,410	$202,178	$(6,768)

(1) Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $916 and $718 at September 30, 2010 and December 31, 2009, respectively.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$2,010	$23	$-	$-	$2,010	$23
Corporate securities	5,233	36	3,420	1,580	8,653	1,616
Redeemable preferred stocks	-	-	3,024	196	3,024	196
Common and non-redeemable preferred stocks	974	26	3,148	2,333	4,122	2,359
Total temporarily impaired securities	$8,217	$85	$9,592	$4,109	$17,809	$4,194

	December 31, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$96,977	$3,300	$4,772	$238	$101,749	$3,538
Corporate securities	12,894	609	7,525	2,002	20,419	2,611
Redeemable preferred stocks	-	-	4,515	945	4,515	945
Common and non-redeemable preferred stocks	-	-	3,683	2,798	3,683	2,798
Total temporarily impaired securities	$109,871	$3,909	$20,495	$5,983	$130,366	$9,892

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the three month and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Redeemable preferred stocks	$-	$-	$-	$44
Other invested assets	-	-	-	17
Total	$-	$-	$-	$61

During the nine month period ended September 30, 2009, the Company recorded a $61 realized loss due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets. There were no impairments recorded during the three month and nine month periods ended September 30, 2010.

The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.  In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

As of September 30, 2010, securities in an unrealized loss position were primarily related to the Company’s investments in fixed maturity securities, and common and non-redeemable preferred stocks within the financial services and media sectors.  The media sector includes related party investments in Gray Television, Inc. which had unrealized losses of $2,282 as of September 30, 2010 and accounted for the majority of the unrealized loss position in that sector.  The Company does not intend to sell nor does it expect to be required to sell the securities referenced previously.  In addition, the Company asserts its intent and ability to retain the above equity securities until price recovery.  Furthermore, based upon the Company’s expected continuation of receipt of contractually required principal and interest payments, the Company has deemed these securities to be temporarily impaired as of September 30, 2010.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar.  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources.  As of September 30, 2010, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $2,035 and the value of the zero cost interest rate collar was a liability of $1,798 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of September 30, 2010, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$-	$149,546	$2,035	$151,581
Equity securities	-	7,591	-	7,591
Short-term investments	14,703	-	-	14,703

Total	$14,703	$157,137	$2,035	$173,875

As of December 31, 2009, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$-	$182,281	$1,779	$184,060
Equity securities	-	6,914	-	6,914
Short-term investments	14,697	-	-	14,697

Total	$14,697	$189,195	$1,779	$205,671

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2010.

	Fixed Maturity Securities	Derivative (Liability)
Balance, December 31, 2009	$1,779	$(1,547)
Total unrealized gains (losses) included in other comprehensive income	14	(88)
Balance, March 31, 2010	1,793	(1,635)
Total unrealized gains (losses) included in other comprehensive income	155	(98)
Balance, June 30, 2010	1,948	(1,733)
Total unrealized gains (losses) included in other comprehensive income	87	(65)
Balance, September 30, 2010	$2,035	$(1,798)

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the three month and nine month periods ended September 30, 2010. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Unpaid loss and loss adjustment expenses comprised 27% of the Company’s total liabilities at September 30, 2010.  This liability includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2010, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2010 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2010.  Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period.  Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2010 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method.  Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses.  The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method.  Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted.  In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 32% of the Company’s total liabilities at September 30, 2010.  These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation.  The assumed mortality and withdrawal rates are based upon the Company’s experience.  If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at September 30, 2010.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner.  Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves.  The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).  Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.  Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and comprised 7% of the Company’s total assets at September 30, 2010.  Insured and agent balances are evaluated periodically for collectibility.  Annually, the Company performs an analysis of the creditworthiness of the Company’s reinsurers using various data sources.  Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company.  Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable.  Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 84% of the Company’s total assets at September 30, 2010.  Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations.  The Company carries all investments as available for sale and, accordingly, at their estimated fair values.  The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.0 million at September 30, 2010.  Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time.  When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  The risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.  In evaluating a potential impairment, the Company considers, among other factors, the intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the obligations in accordance with the contractual terms of the investment, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.  If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value.  While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

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

Deferred income taxes comprised less than 1% of the Company’s total assets at September 30, 2010.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes.  These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $0.5 million, or $0.02 per diluted share, for the three month period ended September 30, 2010, compared to a net loss of $2.1 million, or a loss of $0.10 per diluted share, for the three month period ended September 30, 2009.  The Company had net income of $1.0 million, or $0.03 per diluted share, for the nine month period ended September 30, 2010, compared to a net loss of $1.8 million, or $0.10 per diluted share, for the nine month period ended September 30, 2009.  The net loss in the three month and nine month periods ended September 30, 2009 was primarily attributable to a $1.8 million increase in the Company’s deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to reassessment of the realization of certain capital loss carryforward benefits.  Income before taxes was $0.6 million in the three month period ended September 30, 2010, compared to $0.2 million in the three month period ended September 30, 2009.  Income before taxes for the nine month period ended September 30, 2010 was $1.2 million compared to $0.4 million for the nine month period ended September 30, 2009.  The increase in income before taxes in the three month and nine month periods ended September 30, 2010 was primarily due to an increase in premium revenue and realized investment gains with a relatively consistent level of fixed expenses.  Also contributing to the increase in income before taxes in the nine month period ended September 30, 2010 was a decrease in discretionary compensation accruals.  Partially offsetting the increase in income before taxes in the three month and nine month periods ended September 30, 2010 was a decrease in investment income due to declining yields from invested assets. During the three month and nine month periods ended September 30, 2010, a large number of securities held by the Company were called by the issuers, the proceeds from which the Company was not able to reinvest at equivalent rates.

 Premium revenue for the three month period ended September 30, 2010 increased $1.8 million, or 7.9%, to $24.6 million.  For the nine month period ended September 30, 2010, premium revenue increased $3.8 million, or 5.6%, to $72.3 million.  The increase in premiums in the three month and nine month periods ended September 30, 2010 was primarily attributable to new business generated by the Company’s life and health operation as a result of increased marketing initiatives.  Property and casualty premiums also increased during the three month period ended September 30, 2010 over the comparable period in 2009 primarily due to an increase in commercial automobile business.  Partially offsetting the increase in the life and health premiums during the nine month period ended September 30, 2010 was a decrease in property and casualty premiums due to the decline in general liability and surety business.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Gross written premiums	$11,050	$8,860	$32,003	$31,110
Ceded premiums	(1,412)	(1,573)	(4,052)	(4,875)

Net written premiums	$9,638	$7,287	$27,951	$26,235

Net earned premiums	$8,775	$8,394	$25,621	$26,214

Gross written premiums at American Southern increased $2.2 million, or 24.7%, during the three month period ended September 30, 2010, and $0.9 million, or 2.9%, during the nine month period ended September 30, 2010, over the comparable periods in 2009.  The increase in gross written premiums during the three month and nine month periods ended September 30, 2010 was primarily attributable to an increase in commercial automobile business marketed through a newly appointed general agent.  Partially offsetting the increase in gross written premiums was the continued decline in the general liability line of business resulting from continued weakness in the construction industry as well as decreases in business writings from certain targeted agencies due to the strengthening of the company’s underwriting guidelines.

Ceded premiums decreased $0.2 million, or 10.2%, during the three month period ended September 30, 2010, and $0.8 million, or 16.9%, during the nine month period ended September 30, 2010, from the comparable periods in 2009.  The decrease in ceded premiums during the three month and nine month periods ended September 30, 2010 was primarily due to lower cession rates resulting from a new reinsurance agreement with a new carrier which incepted in the fourth quarter of 2009.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Commercial automobile	$5,401	$4,759	$15,421	$14,413
General liability	1,254	1,417	3,847	4,610
Property	632	616	1,847	1,822
Surety	1,488	1,602	4,506	5,369

Total	$8,775	$8,394	$25,621	$26,214

Net earned premiums increased $0.4 million, or 4.5%, during the three month period ended September 30, 2010 over the three month period ended September 30, 2009, and decreased $0.6 million, or 2.3%, during the nine month period ended September 30, 2010, from the comparable period in 2009.  The increase in net earned premiums during the three month period ended September 30, 2010 was primarily due to the increase in commercial automobile business discussed previously.  The decrease in net earned premiums in the 2010 year to date period was primarily attributable to the decline in the general liability and surety lines of business resulting from continued weakness in the construction industry.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current and prior years.

The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2010 and for the comparable periods in 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Loss ratio	56.6%	60.1%	58.7%	53.9%
Expense ratio	41.0%	40.4%	42.0%	46.6%

Combined ratio	97.6%	100.5%	100.7%	100.5%

The loss ratio for the three month period ended September 30, 2010 decreased to 56.6% from 60.1% in the three month period ended September 30, 2009 and increased to 58.7% in the nine month period ended September 30, 2010 from 53.9% in the comparable period of 2009.  The decrease in the loss ratio for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 was primarily due to more favorable loss experience in the commercial automobile line of business as well as a significant unanticipated loss recovery in 2010 in the surety line of business.  The increase in the loss ratio for the nine month period ended September 30, 2010 was primarily attributable to several large claims in the surety line of business, specifically related to subdivision performance bonds.

The expense ratio for the three month period ended September 30, 2010 increased to 41.0% from 40.4% in the three month period ended September 30, 2009 and decreased to 42.0% in the nine month period ended September 30, 2010 from 46.6% in the comparable period of 2009.  The increase in the expense ratio in the three month period ended September 30, 2010 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  In periods where the loss ratio decreases, commissions and underwriting expenses will increase and conversely in periods where the loss ratio increases, commissions and underwriting expenses will decrease. The decrease in the expense ratio in the nine month period ended September 30, 2010 was primarily attributable to a decrease in variable commissions resulting from inversely higher loss ratios as well as an overall decrease in underwriting expense.  Partially offsetting the decrease in the expense ratio in the nine month period ended September 30, 2010 was a non-recurring charge of $0.3 million which resulted from the termination and final settlement of the company’s qualified pension plan.  In the nine month period ended September 30, 2009, American Southern incurred a similar non-recurring charge of $0.4 million due to the termination of its supplemental executive retirement plan (“SERP”).

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Medicare supplement	$11,834	$10,720	$34,632	$31,478
Other health	1,185	979	3,488	2,820
Life	2,783	2,681	8,581	8,000

Total	$15,802	$14,380	$46,701	$42,298

Premium revenue at Bankers Fidelity increased $1.4 million, or 9.9%, during the three month period ended September 30, 2010, and $4.4 million, or 10.4%, during the nine month period ended September 30, 2010, over the comparable periods in 2009, primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program.  Premiums from the Medicare supplement line of business increased $1.1 million, or 10.4%, during the three month period ended September 30, 2010, and $3.2 million, or 10.0%, during the nine month period ended September 30, 2010, while premiums from the life insurance line of business increased $0.1 million and $0.6 million, respectively, during the same comparable periods.  Other health products premiums increased during the three month and nine month periods ended September 30, 2010 over the comparable periods in 2009 due primarily to an increase in sales of short-term care products and increased business activities with group associations.

The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2010 and the comparable periods in 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Benefits and losses	$11,483	$10,794	$34,231	$31,619
Commissions and other expenses	5,134	4,592	14,790	13,435

Total expenses	$16,617	$15,386	$49,021	$45,054

Benefits and losses increased $0.7 million, or 6.4%, during the three month period ended September 30, 2010, and $2.6 million, or 8.3%, during the nine month period ended September 30, 2010, over the comparable periods in 2009.  As a percentage of premiums, benefits and losses decreased to 72.7% in the three month period ended September 30, 2010 from 75.1% in the three month period ended September 30, 2009.  For the nine month period ended September 30, 2010, this ratio decreased to 73.3% from 74.8% in the comparable period in 2009.  The decrease in the loss ratio for the three month and nine month periods ended September 30, 2010 was primarily due to the increase in new life business which mitigated higher claims associated with the continued aging of the existing life business.

Commissions and other expenses increased $0.5 million, or 11.8%, during the three month period ended September 30, 2010, and $1.4 million, or 10.1%, during the nine month period ended September 30, 2010, over the comparable periods in 2009.  The increase in commissions and other expenses for the three month and nine month periods ended September 30, 2010 was primarily due to commission costs associated with increased premiums coupled with increases in underwriting expense related to the higher volume of business, legal fees and data processing expenses.  Also contributing to the increase in commissions and other expenses for the 2010 year to date period were increases in advertising and agency related expenses which resulted from the company’s increased marketing initiatives. As a percentage of premiums, these expenses increased to 32.5% in the three month period ended September 30, 2010 from 31.9% in the three month period ended September 30, 2009 primarily due to the reasons discussed previously.  For the nine month period ended September 30, 2010, this ratio decreased to 31.7% from 31.8% in the comparable period in 2009.  The slight decrease in the 2010 year to date expense ratio was primarily attributable to the increase in earned premiums.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.4 million, or 14.7%, during the three month period ended September 30, 2010, and $0.7 million, or 8.7%, during the nine month period ended September 30, 2010, from the comparable periods in 2009.  The decrease in investment income for the three month and nine month periods ended September 30, 2010 was primarily attributable to a decrease in yield on invested assets.   The average yield on the Company’s invested assets decreased to 4.6% in the nine month period ended September 30, 2010 from 5.1% in the comparable period in 2009.  During the three month and nine month periods ended September 30, 2010, a large number of higher yielding securities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which the Company was not able to reinvest at equivalent rates.

The Company had net realized investment gains of $0.2 million during the nine month period ended September 30, 2010, compared to $1,000 in the nine month period ended September 30, 2009.  During the nine month period ended September 30, 2009, the Company recorded a realized loss of $0.1 million due to other than temporary impairments in its investment in redeemable preferred securities of General Motors Corporation and certain other invested assets which was offset by realized investment gains of a similar amount.  There were no impairments recorded during the nine month period ended September 30, 2010. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased slightly during the three month period ended September 30, 2010, and $0.1 million, or 6.6%, during the nine month period ended September 30, 2010, from the comparable periods in 2009. The decrease in interest expense for the three month and nine month periods ended September 30, 2010 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s bank debt and outstanding trust preferred obligations are based on LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.6 million, or 6.8%, during the three month period ended September 30, 2010 over the three month period ended September 30, 2009, and decreased $0.8 million, or 2.9%, during the nine month period ended September 30, 2010, from the comparable period in 2009.  The increase in other expenses for the three month period ended September 30, 2010 was primarily due to increased commission costs associated with increased premiums and increased profit sharing commissions at American Southern.  For the three month period ended September 30, 2010, profit sharing commissions increased $0.3 million from the comparable period of 2009 due to more favorable loss experience during the 2010 third quarter.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they submit to the company.  In periods where the loss ratio decreases, commissions and underwriting expenses will increase, and conversely, in periods where the loss ratio increases, commissions and underwriting expenses will decrease.  The decrease in other expenses for the nine month period ended September 30, 2010 was primarily attributable to a $0.6 million decrease in discretionary compensation accruals and a reduction in profit sharing commissions at American Southern.  During the nine month period ended September 30, 2010, profit sharing commissions at American Southern decreased $0.6 million from the nine month period ended September 30, 2009 due primarily to the inversely higher loss ratios.  In addition, during the nine month period ended September 30, 2010, the Company terminated its qualified pension plan and distributed the accumulated benefits to participating employees.  In connection with the termination and final settlement of the qualified pension plan, the Company incurred a non-recurring charge of $0.3 million.  In the nine month period ended September 30, 2009, the Company incurred a similar non-recurring charge of $0.4 million due to the termination of its SERP.  Partially offsetting the decrease in other expenses in the nine month period ended September 30, 2010 were increases in the life and health operation for underwriting expense related to the higher volume of business, data processing expenses, legal fees as well as advertising and agency related expenses due to marketing initiatives.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 38.5% in the three month period ended September 30, 2010 from 38.9% in the three month period ended September 30, 2009.  For the nine month period ended September 30, 2010, this ratio decreased to 38.4% from 41.7% in the comparable period in 2009. The decrease in the expense ratio for the three month and nine month periods ended September 30, 2010 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed expenses.  Also contributing to the decrease in the 2010 year to date expense ratio was the decrease in compensation accruals and the reduction in profit sharing commissions described above.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2010 resulted from the dividends-received deduction (“DRD”) and the provision-to-filed return adjustments.  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $0.1 million in the three month and nine month periods ended September 30, 2010.  The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2010 were primarily due to adjustments related to the carryback and utilization of capital losses on investments in the Company’s life and health operation.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2009 resulted from the DRD, the change in deferred tax asset valuation allowance, and the provision-to-filed return adjustments.  The change in deferred tax asset valuation allowance was due to reassessment of the realization of certain capital loss carryforward benefits.  The Company has established a corresponding valuation allowance of $1.8 million as it does not anticipate having sufficient future capital gains to offset these capital losses during the applicable carryforward period.  The provision-to-filed return adjustments were $0.5 million in the three month and nine month periods ended September 30, 2009.  The provision-to-filed-return adjustments for the three month and nine month periods ended September 30, 2009 were primarily due to adjustments related to the 2008 sale of the Company’s regional property and casualty operations.

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

Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At September 30, 2010, the Parent had approximately $25.2 million of unrestricted cash and investments.  The Company believes that traditional funding sources of the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company and/or the Parent for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $4.5 million for the nine month period ended September 30, 2010 compared to statutory net income of $5.0 million for the nine month period ended September 30, 2009.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2010, American Southern had $38.5 million of statutory surplus and Bankers Fidelity had $32.9 million of statutory surplus.  In 2010, dividend payments by the Parent’s insurance subsidiaries in excess of $8.1 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $5.8 million at September 30, 2010.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the nine month period ended September 30, 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company expects that it would seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2010, the effective interest rate was 4.40%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77%, these payments to Wells Fargo under the zero cost interest rate collar have continued through September 30, 2010.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2010, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2010, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.4 million.

Net cash provided by operating activities was $0.3 million in the nine month period ended September 30, 2010, compared to net cash used in operating activities of $3.3 million in the nine month period ended September 30, 2009.  Cash and short-term investments increased from $20.1 million at December 31, 2009 to $64.9 million at September 30, 2010.  The increase in cash and short-term investments during the nine month period ended September 30, 2010 was primarily due to a large number of called securities exceeding investment purchases. During the nine month period ended September 30, 2009, the Company distributed accumulated benefits of $2.8 million resulting from the termination of its SERP and paid a $1.8 million final settlement to Columbia Mutual Insurance Company in connection with the 2008 sale of its regional property and casualty operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not required to provide the information required by this Item.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 1995, the Board of Directors of the Company approved an initial plan that allowed for the repurchase of shares of the Company's common stock (the "Repurchase Plan").  As amended since its original adoption, the Repurchase Plan currently allows for repurchases of up to an aggregate of 2.0 million shares of the Company's common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Such purchases can be made from time to time in accordance with applicable securities laws and other requirements.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2010	-	$-	-	462,995
August 1 – August 31, 2010	1,950	1.38	1,950	461,045
September 1 – September 30, 2010	5,789	1.68	5,789	455,256
Total	7,739	$1.61	7,739

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 8, 2010	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.