Form 10-K
period 2010-12-31
ATLANTIC AMERICAN CORP
filed 2011-03-25
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1027114
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4370 Peachtree Road, N.E.,
Atlanta, Georgia	30319
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)  (404) 266-5500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange
Common Stock, par value	NASDAQ Global Market
$1.00 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,053,241.  For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers of the registrant, some of whom may not be deemed to be affiliates upon judicial determination.  On March 14, 2011 there were 22,253,045 shares of the registrant's common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant's Proxy Statement for the 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. The Parent’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) within the life and health industry.  Each of American Southern and Bankers Fidelity is managed separately based upon the type of products it offers, and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace.  Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2010	2009
	(In thousands)
Automobile liability	$14,399	$12,299
Automobile physical damage	6,883	6,679
General liability	5,057	6,008
Property	2,479	2,442
Surety	6,121	6,872
Total	$34,939	$34,300

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets.  Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products.  Health business, primarily Medicare supplement insurance, accounted for 82.0% of Bankers Fidelity's net earned premiums in 2010 while life insurance, including both whole and term life insurance policies, accounted for the balance.  In terms of the number of policies written in 2010, 65.0% were health insurance policies and 35.0% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity's net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2010	2009
	(In thousands)
Life insurance	$11,258	$10,616
Medicare supplement	46,816	42,679
Other accident and health	4,600	3,867
Total health insurance	51,416	46,546
Total	$62,674	$57,162

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options.  Policy premiums are dependent upon a number of factors, including issue age, level of coverage and selected riders or options.

Medicare Supplement Insurance includes 7 of the 11 standardized Medicare supplement policies created under the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

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

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents.  The three channels utilized include the traditional independent agent, broker-agents typically interested in a specific product of Bankers Fidelity and special market agents which promote workplace, association and/or branded products.

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

With the traditional independent agents, the company utilizes a lead generation plan that rewards qualified agents with leads in accordance with certain production criteria.  In addition, a protected territory is established for qualified agents, which entitles them to all leads produced within that territory.  The territories are zip code or county based and encompass sufficient geographic territory designed to produce an economically serviceable senior population.  The Company believes that offering a lead generation system solves an agent’s most important dilemma -- prospecting -- and allows Bankers Fidelity to build long-term relationships with agents who view Bankers Fidelity as their primary company.  In addition, management believes that Bankers Fidelity's product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation plan.  In protected geographical areas, production per agent has historically compared favorably to unprotected areas served by the general brokerage division.

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

Bankers Fidelity, in an effort to motivate all of its registered agents to market its products, offers the following: competitive products and commission structures, efficient claims service, prompt payment of commissions that immediately vest, simplified policy issuance procedures, periodic sales incentive programs and, as described above, for the traditional independent agents, protected sales territories determined based on specific counties and/or zip codes.

Bankers Fidelity has implemented an agent qualification process and had 1,994 licensed agents as of December 31, 2010.  The agents concentrate their sales activities in both the accident and health or life insurance product lines.  During 2010, approximately 743 of the licensed agents wrote policies on behalf of Bankers Fidelity.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect new underwritten accounts. The results of each insured are reviewed on a stand-alone basis periodically.  When results are below expectations, management takes appropriate corrective action which may include adjusting rates, revising underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance.  The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis.  Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older.  For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and face amount limits.  Approximately 95% of the annualized premiums for both life and health insurance sold during 2010 were derived from insurance written on a non-medical basis.  For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with face amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates.  Bankers Fidelity retains a maximum amount of $50,000 with respect to any individual life policy (see “Reinsurance”).

Applications for insurance are reviewed to determine the face amount, age, medical history and any other necessary information. Bankers Fidelity utilizes information obtained directly from the insured, the Medical Information Bureau (“M.I.B.”), paramedical testing, and/or medical records.  Bankers Fidelity may also utilize investigative services to supplement and substantiate information.  For certain limited coverages, Bankers Fidelity has adopted simplified policy issuance procedures by which an application containing a variety of health related questions is submitted.  For these plans, Bankers Fidelity obtains M.I.B. and prescription drug utilization reports and conducts a telephone interview, however, will generally not request paramedical testing or medical records.

Policyholder and Claims Services

The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see "Competition").  Additionally, the Company believes that its insureds are particularly sensitive to claims processing time and to the accessibility of qualified staff to answer inquiries.  Accordingly, the Company's policyholder and claims services seek to offer expeditious disposition of service requests by providing toll-free access for all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts.  The Company also utilizes a state-of-the-art automatic call distribution system to ensure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2010	2009
	(In thousands)
Balance at January 1	$50,112	$52,499
Less: Reinsurance recoverables	(11,489)	(14,870)
Net balance at January 1	38,623	37,629

Incurred related to:
Current year	69,779	65,093
Prior years (1)	(6,304)	(7,620)
Total incurred	63,475	57,473

Paid related to:
Current year	47,749	42,335
Prior years	14,614	14,144
Total paid	62,363	56,479
Net balance at December 31	39,735	38,623
Plus: Reinsurance recoverables	14,226	11,489
Balance at December 31	$53,961	$50,112

(1)
Favorable loss development from property and casualty operations for the years ended December 31, 2010 and 2009 was $5.4 million and $6.7 million, respectively. See Note 3 of Notes of Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries.  At December 31, 2010, approximately 85% of the reserves related to property and casualty losses and approximately 15% related to life and health losses.  The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle.  Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss.  In the property and casualty operations, the Company’s general practice is to reserve at the upper end of the determined reasonable range of loss if no other value within the range is determined to be more probable.  The Company’s life and health subsidiary generally incurs losses which are more readily quantified.  Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination.  Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established.  Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim.  Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information.  Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business.  Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business.  The Company’s long-tail line of business generally includes general liability while the short-tail lines of business generally include property and automobile coverages.

The Company’s actuaries regularly review reserves for both current and prior accident years using the most current claims data.  These regular reviews incorporate a variety of actuarial methods (discussed in Critical Accounting Policies) and judgments and involve a disciplined analysis.  For most lines of business, certain actuarial methods and specific assumptions are deemed more appropriate based on the current circumstances affecting that line of business.  These selections incorporate input from claims personnel and operating management on reported loss cost trends and other factors that could affect the reserve estimates.

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

Estimating case reserves and ultimate losses involves various considerations which differ according to the line of business.  In addition, changes in legislative and regulatory environments may impact loss estimates.  General liability claims may have a long pattern of loss emergence.  Given the broad nature of potential general liability coverages, investigative time periods may be extended and questions of coverage may exist.  Such uncertainties create greater imprecision in estimating required levels of loss reserves.  The property and automobile lines of business generally have less variable reserve estimates than other lines.  This is largely due to the coverages having relatively shorter periods of loss emergence.  Estimates, however, can still vary due to a number of factors, including interpretations of frequency and severity trends.  Severity trends can be impacted by changes in internal claim handling and reserving practices in addition to changes in the external environment.  These changes in claim practices increase the uncertainty in the interpretation of case reserve data, which increases the uncertainty in recorded reserve levels.

Components of the Company’s reserves for losses and claims by product line at December 31, 2010 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$11,998	$9,723	$21,721
Personal automobile/physical damage	1,133	342	1,475
General & other liability	4,998	8,829	13,827
Other lines (including life)	4,331	5,010	9,341
Medicare supplement	142	5,869	6,011
Unallocated loss adjustment reserves	-	1,586	1,586
Total reserves for losses and claims	$22,602	$31,359	$53,961

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values.  Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values.  The range of estimates developed in connection with the December 31, 2010 review indicated that reserves could be as much as 19.2% lower or as much as 5.8% higher.  In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

American Southern establishes reserves for claims based upon: (a) management's estimate of ultimate liability and claims adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE.  If no value is determined to be more probable in estimating a loss after considering all factors, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss.  The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the year in which such changes become known.

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2000 through 2010.  Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves.  The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date.  The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years.  The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year.  The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years.  The “cumulative redundancy or deficiency” for each year represents the aggregate change in such year’s estimates through the end of 2010.  Furthermore, the amount of the redundancy or deficiency for any year represents the cumulative amount of the changes from initial reserve estimates for such year.  Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income.  Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past.  Accordingly, it is impossible to accurately predict future redundancies or deficiencies based on the data in the following table.

	Year Ended December 31,
	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000
	(In thousands)
Reserve for Losses and LAE	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242	$48,350

Cumulative paid as of:
One year later		10,486	13,627	11,630	18,010	14,254	16,521	13,772	15,825	18,093	20,682
Two years later			19,003	21,187	24,793	23,967	24,217	22,202	23,933	26,194	31,687
Three years later				23,993	29,338	27,235	28,775	26,673	28,487	31,257	35,865
Four years later					30,853	29,179	31,019	28,645	31,398	33,683	37,223
Five years later						30,629	31,594	30,257	32,820	35,134	38,616
Six years later							32,149	30,447	34,238	35,610	39,166
Seven years later								30,616	34,288	36,814	39,538
Eight years later									34,418	36,854	39,603
Nine years later										36,984	39,627
Ten years later											39,758

Ultimate losses and LAE reestimated as of:
End of year	46,092	42,248	44,928	43,994	45,655	43,593	42,310	39,042	44,428	46,242	48,350
One year later		32,563	31,649	33,663	35,590	34,897	37,280	35,706	42,235	39,628	46,778
Two years later			28,386	29,903	34,163	32,929	34,108	34,779	40,099	40,249	43,104
Three years later				29,077	33,499	31,560	33,338	31,710	39,260	38,877	42,208
Four years later					32,753	32,043	33,370	31,224	37,163	39,339	41,503
Five years later						32,085	33,090	31,049	37,133	39,067	41,490
Six years later							32,960	31,203	36,914	39,484	41,600
Seven years later								31,246	37,008	39,331	41,822
Eight years later									37,149	39,405	41,652
Nine years later										39,583	41,735
Ten years later											41,914

Cumulative redundancy		$9,685	$16,542	$14,917	$12,902	$11,508	$9,350	$7,796	$7,279	$6,659	$6,436
		22.9%	36.8%	33.9%	28.3%	26.4%	22.1%	20.0%	16.4%	14.4%	13.3%

Note:  This analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance; therefore the total indicated redundancies and/or deficiencies may not ultimately be reflected in the Company’s net income.

Life and Health Operations

Bankers Fidelity establishes liabilities for future policy benefits to meet projected future obligations under outstanding policies.  These reserves are calculated to satisfy policy and contract obligations as they mature.  The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with modifications to reflect actual experience.  The use of significantly different assumptions, or actual results that differ significantly from our estimates, could materialy adversely effect our liquidity, results of operations or financial condition.  See Note 3 of Notes to Consolidated Financial Statements.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations.  Limits per occurrence within the reinsurance treaties are as follows:  Fire, inland marine, commercial automobile physical damage - $125,000 excess of $50,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account.  American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention.  American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $50,000.  At December 31, 2010, $26.8 million of the $284.3 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Competition

Competition for insurance products is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

Property and Casualty Operations

The businesses in which American Southern engages are highly competitive.  The principal areas of competition are pricing and service.  Many competing property and casualty companies, which have been in business longer than American Southern, offer more diversified lines of insurance and have substantially greater financial resources.  Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states in which American Southern operates.  American Southern attempts to develop strong relationships with its existing agents and, consequently, believes it is generally privy to new opportunities and programs with existing agents.

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company.  Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products with a focus on the senior market.   Bankers Fidelity believes that its primary competitors are Blue Cross / Blue Shield, Globe Life and Accident Insurance Company, Lincoln Heritage Life Insurance Company, Mutual of Omaha, Oxford Life Insurance Company, United Commercial Travelers of America, United World Life Insurance Company and Woodman of the World.  Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity offers a proprietary lead generation program to attract and retain traditional independent agents.  Bankers Fidelity also actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements.  Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders.  Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

Bankers Fidelity.  Bankers Fidelity is, as of the date of this report, rated "B++" (Good) by A.M. Best.

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

Most states require that rate schedules and other information be filed with the state's insurance regulatory authority, either directly or through a rating organization with which the insurer is affiliated.  The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive, or discriminatory.  The Company has historically experienced no significant regulatory resistance to its applications for rate adjustments; however, the Company cannot provide any assurance that it will not receive any objections to any applications in the future.

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders.  As of December 31, 2010, securities with an amortized cost of $9.6 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2010, American Southern and Bankers Fidelity were within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action.  “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2010, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments.  The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturity securities:
U.S. Government agencies and authorities	$46,630	25.3%	$124,392	63.7%
States, municipalities and political subdivisions	21,007	11.4	-	-
Public utilities(5)	14,732	8.0	12,607	6.5
All other corporate bonds(5)	81,635	44.2	39,079	20.0
Redeemable preferred stock	7,644	4.1	7,882	4.0
Certificates of deposit	-	0.0	100	0.0
Total fixed maturity securities(1)	171,648	93.0	184,060	94.2
Common and non-redeemable preferred stocks(2)	8,524	4.6	6,914	3.6
Policy and student loans(3)	2,200	1.2	2,139	1.1
Other invested assets(4)	980	0.5	1,021	0.5
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.7	1,238	0.6
Total investments	$184,628	100.0%	$195,410	100.0%

(1)
Fixed maturity securities are carried on the balance sheet at estimated fair value.  Certain fixed maturity securities do not have publicly quoted prices, and are carried at estimated fair value as determined by management.  Total cost of fixed maturity securities was $171.9 million as of December 31, 2010 and $189.1 million as of December 31, 2009.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $10.0 million as of December 31, 2010 and $8.6 million as of December 31, 2009.

(3)	Policy and student loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $1.0 million as of December 31, 2010 and 2009.

(5)	Certain reclassifications have been made to the 2009 balances to conform to the current year presentation.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Average investments(1)	$219,503	$219,755
Net investment income	9,579	10,554
Average yield on investments	4.4%	4.8%
Realized investment gains, net(2)	1,571	273

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

(2)
Includes impairment charges of $0.1 million in 2009 primarily related to the write-down in the value of certain bonds, preferred and common stocks.  See Note 2 of Notes to Consolidated Financial Statements.

Management’s investment strategy is to increase the investment in short and medium maturity corporate bonds and, to a lesser extent, in common and preferred stocks.

Employees

The Company and its subsidiaries employed 117 people at December 31, 2010.  Of the 117 people employed at December 31, 2010, 115 were full-time.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”).  The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like the Company that file electronically with the SEC.  The address of the SEC’s web site is http://www.sec.gov.  In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at http://www.atlam.com.   Neither the Company’s website, nor the information appearing on the website, is included, incorporated into, or a part of, this report.

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2010, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	48	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	54	Senior Vice President & CFO	2002

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

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements within the meaning of the federal securities laws.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, economic, competitive and legislative developments.  The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company.  There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.  Actual results could differ materially from those expected by the Company, depending on the occurrence or outcome of various factors.  These factors include, among others:  significant changes in general economic conditions; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels;  the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; and the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements.  Many of such factors are beyond the Company’s ability to control or predict.  As a result, the Company’s actual financial condition and results of operations could differ materially from those expressed in any forward-looking statements made by the Company.  Undue reliance should not be placed upon forward-looking statements contained herein.  The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 1A.	Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

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

Item 4.	Removed and reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol:  AAME).  As of March 14, 2011, there were 3,937 shareholders of record.  The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2010
1st quarter	$1.60	$1.15
2nd quarter	1.99	1.06
3rd quarter	1.92	1.15
4th quarter	2.05	1.43
2009
1st quarter	$0.97	$0.46
2nd quarter	0.99	0.45
3rd quarter	1.20	0.64
4th quarter	1.72	1.00

During 2010, the Company elected to retain its earnings to grow its business and has not paid dividends to its common shareholders since the fourth quarter of 1988.  However, on February 22, 2011, the Company’s board of directors declared a special cash dividend of $0.02 per share that will be payable to shareholders of record as of March 31, 2011.   Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant.  The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2010, the Parent held unrestricted cash and investment balances of $25.0 million. Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains.  At December 31, 2010, American Southern had $38.7 million of statutory surplus and Bankers Fidelity had $31.9 million of statutory surplus.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2010	5,756	$1.74	5,756	449,500
November 1 – November 30, 2010	200	2.08	200	449,300
December 1 – December 31, 2010	11,971	1.96	11,971	437,329
Total	17,927	$1.89	17,927

Stock Performance Graph

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 6.	Selected Financial Data

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for each of the two years in the period ended December 31, 2010.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management.  These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies.  Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at December 31, 2010.  This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2010, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2010 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2010.  Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period.  Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2010 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method.  Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses.  The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method.  Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted.  In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 31% of the Company’s total liabilities at December 31, 2010.  These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation.  The assumed mortality and withdrawal rates are based upon the Company’s experience.  If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at December 31, 2010.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner.  Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves.  The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).  Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.  Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 13% of the Company’s total assets at December 31, 2010.  Insured and agent balances are evaluated periodically for collectibility.  Annually, the Company performs an analysis of the creditworthiness of the Company’s reinsurers using various data sources.  Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company.  Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable.  Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 77% of the Company’s total assets at December 31, 2010.  Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations.  The Company carries all investments as available for sale and, accordingly, at their estimated fair values.  The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.9 million at December 31, 2010.  Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time.  When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the obligations in accordance with the contractual terms of the investment, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.  If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value.  While such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”).  The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.  See Note 2 and Note 15 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Deferred income taxes comprised 1% of the Company’s total assets at December 31, 2010.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes.  These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2010	2009
	(In thousands)
Revenue
Property and Casualty:
American Southern	$39,607	$39,172
Life and Health:
Bankers Fidelity	68,525	63,075
Corporate and Other	1,069	463
Total revenue	$109,201	$102,710
Income (loss) before income taxes
Property and Casualty:
American Southern	$4,698	$4,782
Life and Health:
Bankers Fidelity	3,186	2,984
Corporate and Other	(4,951)	(6,416)
Income before income taxes	$2,933	$1,350
Net income (loss)	$2,493	$(1,207)

On a consolidated basis, the Company had net income of $2.5 million, or $0.09 per diluted share, in 2010, compared to a net loss of $1.2 million, or $0.08 per diluted share, in 2009.  The net loss in 2009 was primarily attributable to a $2.0 million increase in the Company’s deferred tax asset valuation allowance.  The 2009 change in the deferred tax asset valuation allowance was due to reassessment of the realization of certain capital loss carryforward benefits.  In 2010, income before income taxes was $2.9 million compared to $1.4 million in 2009.  The increase in income before income taxes during 2010 was primarily due to a higher level of realized investment gains.  The Company’s underwriting results also improved moderately in 2010; however offsetting the increase in income before income taxes was a decrease in investment income due to declining yields from invested assets. During 2010, a large number of securities held by the Company were called by the issuers, the proceeds from which the Company was not able to reinvest at equivalent rates.

Total revenue was $109.2 million in 2010 as compared to $102.7 million in 2009.  Premium revenue increased to $97.6 million in 2010 from $91.5 million in 2009.  The increase in premiums was primarily attributable to new business generated by the Company’s life and health operation as a result of increased marketing initiatives.  Included in total revenue were realized investment gains of $1.6 million and $0.3 million in 2010 and 2009, respectively.  The variation between years in realized investment gains significantly influenced the reported income before income taxes.  The magnitude of realized investment gains and losses in any year are a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any impairments on investments.

Total expenses were $106.3 million in 2010 as compared to $101.4 million in 2009.  Insurance benefits and losses incurred and commissions and underwriting expenses as a percentage of premiums were 97.3% and 97.5% in 2010 and 2009, respectively.  The slight decrease in the ratio was primarily due to the increase in premium revenue in the Company’s life and health operation partially offset by higher loss ratios in the property and casualty operations.

The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operation consists of Bankers Fidelity.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Gross written premiums	$43,505	$39,066
Ceded premiums	(5,505)	(6,207)
Net written premiums	$38,000	$32,859
Net earned premiums	$34,939	$34,300
Net losses and loss adjustment expenses	21,208	18,829
Underwriting expenses	13,701	15,561
Underwriting income (loss)	$30	$(90)
Loss ratio	60.7%	54.9%
Expense ratio	39.2	45.4
Combined ratio	99.9%	100.3%

Gross written premiums at American Southern increased $4.4 million, or 11.4%, during 2010 as compared to 2009.  The increase in gross written premiums was primarily attributable to an increase in commercial automobile business marketed through a newly appointed general agent.  Partially offsetting the increase in gross written premiums was the continued decline in the general liability line of business resulting from continued weakness in the construction industry as well as decreases in business writings from certain targeted agencies due to the strengthening of the company’s underwriting guidelines.

Ceded premiums decreased $0.7 million, or 11.3%, during 2010 as compared to 2009.  The decrease in ceded premiums was primarily due to lower contractual cession rates resulting from a reinsurance agreement with a new carrier which incepted in the fourth quarter of 2009.

The following table summarizes, for the periods indicated, American Southern’s earned premiums by line of business:

	Year Ended December 31,
	2010	2009
	(In thousands)
Automobile liability	$14,399	$12,299
Automobile physical damage	6,883	6,679
General liability	5,057	6,008
Property	2,479	2,442
Surety	6,121	6,872
Total earned premiums	$34,939	$34,300

Net earned premiums increased $0.6 million, or 1.9%, during 2010 as compared to 2009.  The overall increase in net earned premiums during 2010 was primarily due to the increase in commercial automobile business.  The decline in the general liability and surety earned premiums resulted from continued weakness in the construction industry.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current and immediate prior year.  In 2010, American Southern’s five principal states in terms of premium revenue were Alabama, Florida, Georgia, Ohio, and Texas and accounted for approximately 62% of total earned premiums for 2010.

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

The combined ratio for American Southern decreased to 99.9% in 2010 from a combined ratio of 100.3% in 2009.  The loss ratio increased to 60.7% in 2010 from 54.9% in 2009.  The increase in the loss ratio was primarily attributable to several large claims in the surety line of business, specifically related to subdivision performance bonds.  Partially offsetting the increase in the loss ratio was more favorable loss development in the general liability line of business in 2010 as compared to 2009.  The expense ratio decreased to 39.2% in 2010 from 45.4% in 2009. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. In periods where the loss ratio increases, commissions and underwriting expenses will generally decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will generally increase.  Partially offsetting the decrease in the expense ratio in 2010 was a non-recurring charge of $0.3 million which resulted from the termination and final settlement of the company’s qualified pension plan.  In 2009, American Southern incurred a similar charge of $0.4 million due to the termination of its supplemental executive retirement plan (“SERP”).

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable.  Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information develops.  However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period.  At December 31, 2010, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 21.7% lower or as much as 6.0% higher.  Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses.  American Southern’s estimated reserve redundancies for the years ended December 31, 2010 and 2009 were $5.4 million and $6.7 million, respectively.  To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations from American Southern and the Company.  The indicated redundancy in 2010 was $1.3 million less than that in 2009.  After considering the impact on contingent commissions and other related accruals, the $1.3 million decline in the redundancy resulted in a decline in income from operations before tax of approximately $0.8 million in 2010 as compared to 2009.  Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned.  Approximately 80% of American Southern’s business provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write.  By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern.  In periods when loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business.  Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2010	2009
	(In thousands)
Medicare supplement	$46,816	$42,679
Other health products	4,600	3,867
Life insurance	11,258	10,616
Total earned premiums	62,674	57,162

Insurance benefits and losses	45,646	41,955
Underwriting expenses	19,693	18,136
Total expenses	65,339	60,091
Underwriting loss	$(2,665)	$(2,929)

Premium revenue at Bankers Fidelity increased $5.5 million, or 9.6%, during 2010 as compared to 2009 primarily due to successful marketing initiatives, recruiting of new agents, and effective utilization of the company’s proprietary lead program.  Premiums from the Medicare supplement line of business increased $4.1 million, or 9.7%, in 2010 as compared to 2009, while premiums from the life insurance line of business increased $0.6 million, or 6.0% during the same comparable period.  Other health products premiums increased $0.7 million, or 19.0%, during 2010 as compared to 2009 primarily due to an increase in the sales of short-term care products.  In 2010, the company’s five principal states in terms of premium revenue, Georgia, Indiana, Ohio, Pennsylvania, and Utah, were consistent with those in 2009 and accounted for approximately 54% of total premiums for 2010.

Benefits and losses increased $3.7 million, or 8.8%, during 2010 as compared to 2009.  As a percentage of premiums, benefits and losses were 72.8% in 2010 compared to 73.4% in 2009.  The decrease in the loss ratio was primarily due to the increase in new life business which mitigated higher claims associated with the continued aging of the existing life business.

Underwriting expenses increased $1.6 million, or 8.6%, during 2010 as compared to 2009.  The increase in underwriting expenses during 2010 was primarily attributable to the higher volume of business, legal fees and data processing expenses as well as increases in advertising and agency related expenses from the company’s increased marketing initiatives.  As a percentage of earned premiums, these expenses were 31.4% in 2010 compared to 31.7% in 2009.  The slight decrease in the expense ratio was primarily attributable to the increase in earned premiums exceeding the increase in underwriting expenses.

The indicated underwriting loss of $2.7 million in 2010 and $2.9 million in 2009 does not take into account investment income, which is a significant component in evaluating profitability; particularly in the life insurance business.

Investment Income and Realized Gains

Investment income decreased $1.0 million, or 8.9%, in 2010 as compared to 2009.  The decrease in investment income during 2010 was primarily attributable to a decrease in yield on invested assets.   The average yield on the Company’s invested assets decreased to 4.4% in 2010 from 4.8% in 2009.  Further, during 2010, a large number of higher yielding securities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which the Company was not able to reinvest at equivalent rates.

The Company had net realized investment gains of $1.6 million in 2010 and $0.3 million in 2009. The net realized gains in 2010 were primarily attributable to the disposition of several of the Company’s investments in fixed maturity securities as well as a portion of its investment in equity securities of Wells Fargo & Company.  The net realized gains in 2009 were primarily due to the sale of the Company’s investments in the fixed maturity securities of General Motors Corporation (“GM”) and General Motors Acceptance Corporation, which resulted in realized gains of approximately $0.3 million.  During 2009, the Company also recorded a realized loss of $0.1 million due to other than temporary impairments in its investments in the fixed maturity securities of CIT Group and GM, as well as certain other invested assets.  There were no investment impairments recorded in 2010.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.  See Note 2 of the accompanying notes to consolidated financial statements.

Interest Expense

Interest expense decreased $0.1 million, or 5.2%, in 2010 as compared to 2009.  The decrease in interest expense during 2010 was due to a decrease in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s bank debt and outstanding trust preferred obligations are based on LIBOR.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.0 million, or 2.7%, in 2010 as compared to 2009.  The decrease in other expenses during 2010 was primarily attributable to a reduction in profit sharing commissions at American Southern.  Profit sharing commissions at American Southern decreased $1.0 million during 2010 due primarily to higher loss ratios.  The majority of American Southern’s business is structured in a way that agents are rewarded based upon the loss ratios of the business they submit to the company. In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase.  Also contributing to the decrease in other expenses during 2010 was a $0.2 million decrease in discretionary compensation accruals.  Further, during 2010, the Company terminated its qualified pension plan and distributed the accumulated benefits to participating employees.  In connection with the termination and final settlement of the qualified pension plan, the Company incurred a non-recurring charge of $0.3 million.  In 2009, the Company incurred a similar charge of $0.4 million due to the termination of its SERP.  Partially offsetting the decrease in other expenses in 2010 were increases in the life and health operation for underwriting expenses related to the higher volume of business, data processing expenses, legal fees as well as advertising and agency related expenses due to marketing initiatives.  As a percentage of earned premiums, other expenses were 37.7% in 2010 as compared with 41.4% in 2009.  The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed expenses.  Also contributing to the decrease in the expense ratio was the reduction in profit sharing commissions described above.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The actual current year DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was due to the utilization of tax assets from capital losses on investments that had been previously reserved offset partially by the reassessment of the realization of certain net operating loss carryforwards expiring in the respective years.

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

Cash flows at the Parent are derived from dividends, management fees, and tax sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At December 31, 2010, the Parent had approximately $25.0 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company and/or the Parent for the foreseeable future.

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At December 31, 2010, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $70.6 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries.  The amounts charged to and paid by the subsidiaries were $5.0 million and $4.9 million in 2010 and 2009, respectively.  In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries.  A net total of $1.2 million and $2.3 million were paid to the Parent under the tax sharing agreements in 2010 and 2009, respectively.  Dividends were paid to Atlantic American by its subsidiaries totaling $6.5 million in each of 2010 and 2009.  As a result of the Parent’s tax loss carryforwards, which totaled approximately $6.3 million at December 31, 2010, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds sufficient to meet its cash flow obligations.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company expects that it will seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At December 31, 2010, the effective interest rate was 4.35%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through 2010, these payments to Wells Fargo under the zero cost interest rate collar continued throughout 2010.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2010, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  During 2010 and 2009, the Company paid $0.5 million in Series D Preferred Stock dividends. As of December 31, 2010, the Company had accrued, but unpaid dividends, on the Series D Preferred Stock of $22,556.

Net cash provided by operating activities was $4.9 million in 2010 compared to net cash used in operating activities of $0.8 million in 2009.  Cash and cash equivalents increased from $20.1 million at December 31, 2009 to $28.3 million at December 31, 2010.  The increase in cash and cash equivalents during 2010 was primarily due to cash flows from operations and a large number of called or sold securities exceeding investment purchases. During 2009, the Company distributed accumulated benefits of $2.8 million resulting from the termination of its SERP and paid a $1.8 million final settlement to Columbia Mutual Insurance Company in connection with the 2008 sale of its regional property and casualty operations.  Cash and cash equivalents at December 31, 2010 of $28.3 million are believed to be sufficient to meet the Company’s near-term needs.

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

New Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

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

Contractual Obligations

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the table of contractual obligations required by this Item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Atlantic American Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited schedules II, III, IV and VI.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 24, 2011

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$28,325	$20,129
Investments	184,628	195,410
Receivables:
Reinsurance	14,301	11,489
Investment sales pending settlement	15,438	-
Insurance premiums and other, net of allowance for doubtful accounts of $442 and $533 in 2010 and 2009, respectively	7,051	6,023
Deferred income taxes, net	3,228	6,041
Deferred acquisition costs	21,239	19,453
Other assets	1,228	1,413
Goodwill	2,128	2,128
Total assets	$277,566	$262,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$137,902	$129,213
Accounts payable and accrued expenses	15,733	14,165
Debt payable	41,238	41,238
Total liabilities	194,873	184,616
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized;
22,373,900 shares issued; 22,257,035 shares and 22,291,310 shares outstanding in 2010 and 2009, respectively	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	5,389	3,404
Accumulated other comprehensive loss	(2,107)	(5,405)
Treasury stock, at cost, 116,865 shares in 2010 and 82,590 shares in 2009	(162)	(102)
Total shareholders' equity	82,693	77,470
Total liabilities and shareholders' equity	$277,566	$262,086

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums	$97,613	$91,462
Investment income	9,737	10,688
Realized investment gains, net	1,571	273
Other income	280	287
Total revenue	109,201	102,710

Benefits and expenses:
Insurance benefits and losses incurred	66,854	60,784
Commissions and underwriting expenses	28,099	28,379
Interest expense	2,612	2,756
Other	8,703	9,441
Total benefits and expenses	106,268	101,360

Income before income taxes	2,933	1,350
Income tax expense	440	2,557
Net income (loss)	2,493	(1,207)
Preferred stock dividends	(508)	(508)
Net income (loss) applicable to common stock	$1,985	$(1,715)
Basic earnings (loss) per common share	$.09	$(.08)
Diluted earnings (loss) per common share	$.09	$(.08)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2008	$70	$22,374	$57,107	$5,119	$(9,200)	$(56)	$75,414
Comprehensive income:
Net loss	-	-	-	(1,207)	-	-	(1,207)
Decrease in unrealized investment losses	-	-	-	-	4,925	-	4,925
Fair value adjustment to derivative financial instrument	-	-	-	-	538	-	538
Minimum pension liability adjustment	-	-	-	-	375	-	375
Deferred income tax attributable to other comprehensive income	-	-	-	-	(2,043)	-	(2,043)
Total comprehensive income							2,588
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Amortization of unearned compensation	-	-	22	-	-	-	22
Purchase of 40,777 shares for treasury	-	-	-	-	-	(46)	(46)
Balance, December 31, 2009	70	22,374	57,129	3,404	(5,405)	(102)	77,470
Comprehensive income:
Net income	-	-	-	2,493	-	-	2,493
Decrease in unrealized investment losses	-	-	-	-	5,080	-	5,080
Fair value adjustment to derivative financial instrument	-	-	-	-	(6)	-	(6)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(1,776)	-	(1,776)
Total comprehensive income							5,791
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Purchase of 34,275 shares for treasury	-	-	-	-	-	(60)	(60)
Balance, December 31, 2010	$70	$22,374	$57,129	$5,389	$(2,107)	$(162)	$82,693

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$2,493	$(1,207)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	9,775	9,656
Acquisition costs deferred	(11,561)	(9,949)
Realized investment gains, net	(1,571)	(273)
Increase (decrease) in insurance reserves and policyholder funds	8,689	(1,561)
Compensation expense related to share awards	-	22
Depreciation and amortization	379	323
Deferred income tax expense	1,037	2,493
(Increase) decrease in receivables, net	(3,840)	4,762
Decrease in other liabilities	(589)	(5,105)
Other, net	88	71
Net cash provided by (used in) operating activities	4,900	(768)

Cash flows from investing activities:
Proceeds from investments sold	3,290	9,335
Proceeds from investments matured, called or redeemed	83,026	102,960
Investments purchased	(82,402)	(128,066)
Additions to property and equipment	(50)	(99)
Net cash provided by (used in) investing activities	3,864	(15,870)

Cash flows from financing activities:
Payment of dividends on Series D Preferred Stock	(508)	(508)
Purchase of treasury shares	(60)	(46)
Net cash used in financing activities	(568)	(554)

Net increase (decrease) in cash	8,196	(17,192)
Cash and cash equivalents at beginning of year	20,129	37,321
Cash and cash equivalents at end of year	$28,325	$20,129
Supplemental cash flow information:
Cash paid for interest	$2,615	$2,811
Cash paid for income taxes	$-	$-
Cash received for income taxes	$650	$6

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note 1.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP") which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. These financial statements include the accounts of Atlantic American Corporation ("Atlantic American" or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Operating results achieved in any historical period are not necessarily indicative of results to be expected in any future period.

At December 31, 2010, the Parent owned three insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to two non-insurance subsidiaries, Self-Insurance Administrators, Inc. and xCalibre Risk Services, Inc.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenues when due; accident and health premiums are recognized over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided.  Benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, "deferred policy acquisition costs" (principally commissions, premium taxes, and other expenses of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses.  The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned.  In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized.  The Company periodically reviews its goodwill to determine if any adverse conditions exist that could indicate impairment.  Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator.  No impairment of the Company’s recorded goodwill was identified during the periods presented.

Investments

The Company’s investments in both fixed maturity securities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss.  The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations.  The Company owns certain fixed maturity securities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $1,943 at December 31, 2010. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  Policy and student loans, and real estate are carried at historical cost.  Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method.  If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.  In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation that they will continue to do so, as well as rating actions that affect the issuer’s credit status.  Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method.  Dividends and interest income are recognized when earned or declared.  The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders' equity, net of deferred tax and, accordingly, have no effect on net income.

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

Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common shares outstanding during the relevant period. Diluted earnings per common share are based on the weighted average number of common shares outstanding during the relevant period, plus options and share awards outstanding using the treasury stock method and the assumed conversion of our Series D Preferred Stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

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

In January 2010, the FASB issued ASU No. 2010-6, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (“ASU 2010-6”), which requires entities to make disclosures about recurring and nonrecurring fair value measurements.  In accordance with ASU 2010-6, the reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  ASU 2010-6 also requires an entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation of fair value measurements using significant unobservable inputs (Level 3).  The disclosures in ASU 2010-6 are effective for interim and annual reporting periods beginning after December 15, 2009, except for purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  See Note 2, Investments, and Note 15, Disclosures About Fair Value of Financial Instruments, for expanded disclosures.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments (Note 15), commitments and contingencies, among others, and actual results could differ from management’s estimates.

Note 2.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2010 and December 31, 2009.

Investments were comprised of the following:

	2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$46,630	$1,454	$52	$45,228
Obligations of states and political subdivisions	21,007	32	876	21,851
Corporate securities:
Utilities and telecom	23,010	1,079	355	22,286
Financial services	21,400	324	1,745	22,821
Media	2,506	153	-	2,353
Other business – diversified	25,919	422	529	26,026
Other consumer – diversified	23,532	149	232	23,615
Total corporate securities	96,367	2,127	2,861	97,101
Redeemable preferred stocks:
Utilities and telecom	2,670	170	-	2,500
Financial services	4,781	22	250	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,644	192	250	7,702
Total fixed maturity securities	171,648	3,805	4,039	171,882
Common and non-redeemable preferred stocks:
Utilities and telecom	1,073	109	-	964
Financial services	5,461	754	82	4,789
Media	885	-	2,313	3,198
Other business – diversified	120	73	-	47
Other consumer – diversified	985	4	-	981
Total common and non-redeemable preferred stocks	8,524	940	2,395	9,979
Other invested assets	980	-	-	980
Policy and student loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$184,628	$4,745	$6,434	$186,317

	2009
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturity securities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$124,392	$628	$3,538	$127,302
Corporate securities:
Utilities and telecom	24,615	695	105	24,025
Financial services	13,518	228	2,324	15,614
Media	2,412	59	-	2,353
Other business – diversified	6,515	125	92	6,482
Other consumer – diversified	4,726	134	90	4,682
Total corporate securities	51,786	1,241	2,611	53,156
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,215	6	800	5,009
Media	806	-	145	951
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,882	174	945	8,653
Total fixed maturity securities	184,060	2,043	7,094	189,111
Common and non-redeemable preferred stocks:
Financial services	6,097	1,029	318	5,386
Media	718	-	2,480	3,198
Other business – diversified	99	52	-	47
Total common and non-redeemable preferred stocks	6,914	1,081	2,798	8,631
Other invested assets	1,021	-	-	1,021
Policy and student loans	2,139	-	-	2,139
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$195,410	$3,124	$9,892	$202,178

Bonds having an amortized cost of $9,557 and $9,542 were on deposit with insurance regulatory authorities at December 31, 2010 and 2009, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of December 31, 2010 and 2009.

	2010			2009
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$46,630	$45,228	$1,402	$124,392	$127,302	$(2,910)
Obligations of states and political subdivisions	21,007	21,851	(844)	-	-	-
Utilities and telecom	26,753	25,750	1,003	27,283	26,525	758
Financial services	31,642	32,619	(977)	23,830	26,009	(2,179)
Media (1)	3,391	5,551	(2,160)	3,936	6,502	(2,566)
Other business – diversified	26,039	26,073	(34)	6,614	6,529	85
Other consumer – diversified	24,710	24,789	(79)	4,919	4,875	44
Other investments	4,456	4,456	-	4,436	4,436	-
Investments	$184,628	$186,317	$(1,689)	$195,410	$202,178	$(6,768)

1) Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $885 and $718 at December 31, 2010 and 2009, respectively.  See Note 13.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2010 and 2009.

	2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,490	$52	$-	$-	$5,490	$52
Obligations of states and political subdivisions	18,919	876	-	-	18,919	876
Corporate securities	40,426	1,263	3,402	1,598	43,828	2,861
Redeemable preferred stocks	2,188	53	2,072	197	4,260	250
Common and non-redeemable preferred stocks	972	28	3,114	2,367	4,086	2,395
Total temporarily impaired securities	$67,995	$2,272	$8,588	$4,162	$76,583	$6,434

	2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$96,977	$3,300	$4,772	$238	$101,749	$3,538
Corporate securities	12,894	609	7,525	2,002	20,419	2,611
Redeemable preferred stocks	-	-	4,515	945	4,515	945
Common and non-redeemable preferred stocks	-	-	3,683	2,798	3,683	2,798
Total temporarily impaired securities	$109,871	$3,909	$20,495	$5,983	$130,366	$9,892

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the years ended December 31, 2010 and 2009.

	2010	2009
Corporate securities	$-	$44
Redeemable preferred stocks	-	43
Common and non-redeemable preferred stocks	-	17
Other invested assets	-	17
Total	$-	$121

The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.  In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

As of December 31, 2010, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturity securities and common and non-redeemable preferred stocks within the financial services and media sectors, and municipal bonds.  Investments in the media sector include related party investments in Gray Television, Inc., which had unrealized losses of $2,313 as of December 31, 2010.  The Company does not intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, the Company has deemed these securities to be temporarily impaired as of December 31, 2010.

The following and Note 15 describe the fair value hierarchy and provide information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities.  The Company’s Level 2 instruments include significantly all of its fixed maturity securities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its common and non-redeemable preferred stocks.  In determining Level 2 fair value measurements, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar.  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources.  As of December 31, 2010, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $1,943 (See Note 15). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of December 31, 2010, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$-	$169,705	$1,943	$171,648
Equity securities	-	8,524	-	8,524
Total	$-	$178,229	$1,943	$180,172

As of December 31, 2009, investments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturity securities	$-	$182,281	$1,779	$184,060
Equity securities	-	6,914	-	6,914
Total	$-	$189,195	$1,779	$190,974

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

The amortized cost and carrying value of fixed maturity securities at December 31, 2010 and 2009 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2010		2009
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$5,007	$4,903	$1,865	$1,840
Due after one year through five years	5,504	5,179	10,571	10,052
Due after five years through ten years	18,955	18,263	14,409	13,808
Due after ten years	141,157	142,544	156,260	162,418
Varying maturities	1,025	993	955	993
Totals	$171,648	$171,882	$184,060	$189,111

Investment income was earned from the following sources:

	2010	2009
Fixed maturity securities	$8,901	$9,878
Common and non-redeemable preferred stocks	481	510
Other	355	300
Total investment income	9,737	10,688
Less investment expenses	(158)	(134)
Net investment income	$9,579	$10,554

A summary of realized investment gains (losses) follows:

	2010
	Stocks	Fixed Maturity Securities	Other Invested Assets	Total
Gains	$486	$1,149	$-	$1,635
Losses	-	(64)	-	(64)
Realized investment gains, net	$486	$1,085	$-	$1,571

	2009
	Stocks	Fixed Maturity Securities	Other Invested Assets	Total
Gains	$179	$509	$-	$688
Losses	(16)	(386)	(13)	(415)
Realized investment gains (losses), net	$163	$123	$(13)	$273

Proceeds from the sales of investments were as follows:

	2010	2009
Common and non-redeemable preferred stocks	$270	$415
Fixed maturity securities	2,968	8,562
Other investments	52	358
Total proceeds	$3,290	$9,335

The Company’s bond portfolio included 97% investment grade securities, as defined by the NAIC, at December 31, 2010.

Note 3.  Insurance Reserves and Policyholder Funds

The following table presents the Company's reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance In Force
	2010	2009	2010	2009
Future policy benefits
Life insurance policies:
Ordinary	$48,278	$46,942	$252,543	$250,604
Mass market	3,572	3,900	4,941	5,534
Individual annuities	193	241	-	-
	52,043	51,083	$257,484	$256,138
Accident and health insurance policies	8,768	7,898
	60,811	58,981
Unearned premiums	21,170	18,130
Losses, claims and loss adjustment expenses	53,961	50,112
Other policy liabilities	1,960	1,990
Total insurance reserves and policyholder funds	$137,902	$129,213

Annualized premiums for accident and health insurance policies were $54,026 and $49,864 at December 31, 2010 and 2009, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company's experience. The interest rates assumed for life, accident and health are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, and (v) 4% for 2010 issues.

Loss and Claim Reserves

Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management's estimate of ultimate liability and claims adjusters' evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported (“IBNR”) claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is periodically reviewed by management and updated, with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2010	2009

Balance at January 1	$50,112	$52,499
Less: Reinsurance recoverables	(11,489)	(14,870)
Net balance at January 1	38,623	37,629

Incurred related to:
Current year	69,779	65,093
Prior years	(6,304)	(7,620)
Total incurred	63,475	57,473

Paid related to:
Current year	47,749	42,335
Prior years	14,614	14,144
Total paid	62,363	56,479
Net balance at December 31	39,735	38,623
Plus: Reinsurance recoverables	14,226	11,489
Balance at December 31	$53,961	$50,112

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business primarily within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2010	2009

Total incurred claims	$63,475	$57,473
Cash surrender value and matured endowments	1,509	1,220
Benefit reserve changes	1,870	2,091
Total insurance benefits and losses incurred	$66,854	$60,784

Note 4.  Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2010.  Reinsurance receivables of $9,512 were due from Swiss Reinsurance Corporation, rated “A+” by Standard & Poor’s and “A” (Excellent) by A.M. Best and $4,600 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best.  Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2010	2009

Direct premiums written	$101,447	$92,901
Plus – premiums assumed	4,764	3,461
Less – premiums ceded	(5,558)	(6,312)
Net premiums written	100,653	90,050
Change in unearned premiums	(3,040)	1,412
Net premiums earned	$97,613	$91,462

Provision for benefits and losses incurred	$71,285	$62,129
Reinsurance loss recoveries	(4,431)	(1,345)
Insurance benefits and losses incurred	$66,854	$60,784

Components of reinsurance receivables were as follows:

	2010	2009
Receivable on unpaid losses	$14,226	$11,489
Receivable on paid losses	75	-
Total reinsurance receivables	$14,301	$11,489

Note 5.  Income Taxes

Total income taxes were allocated as follows:

	2010	2009
Total tax expense on income	$440	$2,557

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	1,778	1,724
Fair value adjustment to derivative financial instrument	(2)	188
Minimum pension liability adjustment	-	131
Total tax expense on shareholders’ equity	1,776	2,043
Total tax expense	$2,216	$4,600

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2010	2009
Federal income tax provision at statutory rate of 35%	$1,026	$473
Tax exempt interest and dividends received deductions	(193)	(230)
Small life insurance company deduction	(232)	(119)
Other permanent differences	39	42
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(92)	2,016
Adjustment for prior years’ estimates to actual	(108)	381
State income taxes	-	(6)
Income tax expense	$440	$2,557

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The actual current year DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was due to the utilization of tax assets from capital losses on investments that had been previously reserved offset partially by the reassessment of the realization of certain net operating loss carryforwards expiring in the respective years.

Deferred tax liabilities and assets at December 31, 2010 and 2009 were comprised of the following:

	2010	2009
Deferred tax liabilities:
Deferred acquisition costs	$(3,501)	$(2,999)
Deferred and uncollected premiums	(738)	(732)
Other	(15)	(10)
Total deferred tax liabilities	(4,254)	(3,741)
Deferred tax assets:
Net operating loss carryforwards	2,217	2,221
Insurance reserves	3,591	3,069
Capital loss carryforwards	6,068	7,125
Impaired assets	250	587
Alternative minimum tax credit	386	108
Net unrealized investment losses	591	2,369
Bad debts and other	937	953
Total deferred tax assets	14,040	16,432
Asset valuation allowance	(6,558)	(6,650)
Net deferred tax assets	$3,228	$6,041

The components of income tax expense were:

	2010	2009
Current - Federal	$(597)	$70
Current - State	-	(6)
Deferred - Federal	1,129	477
Change in deferred tax asset valuation allowance	(92)	2,016
Total	$440	$2,557

At December 31, 2010, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $6,335 expiring generally between 2010 and 2029.  Approximately $1,307 of the NOLs were estimated to have expired in 2010.  Accordingly, as of December 31, 2010, a valuation allowance of $457 was established to reduce this deferred tax benefit to zero.  Currently, the Company believes that the remaining deferred income tax benefits relating to the NOLs will be realized.  However, realization of the NOLs will be assessed periodically based on the Company’s current and anticipated results of operations, and amounts could increase or decrease in the near term if estimates of future taxable income change.

As of December 31, 2010 and 2009, a valuation allowance of $6,558 and $6,650, respectively, was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized.  The Company does not currently anticipate having sufficient future capital gains to offset certain of these capital losses during the applicable carryforward period.  However, the Company continues to periodically assess the potential realization of these and all other deferred tax benefits.  During 2010, the Company’s valuation allowance decreased by $92.  The decrease was primarily due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  Partially offsetting this decrease in the valuation allowance was an increase resulting from the expired NOLs discussed previously.

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 6.  Credit Arrangements

Bank Debt

At December 31, 2010, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During 2010, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company expects that it will seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2010 and 2009, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2010	18,042	23,196
Balance December 31, 2009	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.  Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through 2010, these payments to Wells Fargo under the zero cost interest rate collar continued throughout 2010.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at December 31, 2010 was a liability of approximately $1,553 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 8.  Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material adverse effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company's rental expense, including common area charges, for operating leases was $1,172 and $1,184 in 2010 and 2009, respectively. The Company's future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2011	$856
2012	394
2013	404
2014	414
2015	425
Thereafter	1,532
Total	$4,025

Note 9.  Employee Benefit Plans

Stock Options

In accordance with the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards.  The Board of Directors may grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees.  Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years.  In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted, which fully vest six months after the grant date.  In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors was authorized to grant up to 2,000,000 stock options or share awards.  Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units.  Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares.  No restricted shares were issued in either 2010 or 2009.  As of December 31, 2010, an aggregate of twenty employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2010 and 2009 is as follows:

	2010		2009
Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	543,500	$1.44	543,500	$1.44
Options outstanding, end of year	543,500	$1.44	543,500	$1.44
Options exercisable	543,500	$1.44	543,500	$1.44
Options available for future grant	2,531,406		2,531,406

Data on options outstanding and exercisable at December 31, 2010 is as follows:

		Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$1.00 to $1.50	307,500	0.78	$1.25
$1.51 to $2.00	236,000	2.16	$1.68
	543,500

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price.  No options were granted in 2010 or 2009.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995.  The plan covers substantially all of the Company’s employees.  Effective January 1, 2009, the Company modified its employees’ savings plan (the “Plan”) such that the Plan would operate on a safe harbor basis.  Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit.  The Company’s total matching contribution for 2010 of $148 consisted of a contribution equal to 50% of up to the first 4% of each participant’s contributions.  In addition to the 2010 matching contribution, the Company also provided a 3% safe harbor non-elective contribution of $264.  The employer match and contribution were made in cash.  The Company’s total matching contribution for 2009 of $294 consisted of a contribution equal to 100% of up to the first 4% of each participant’s contributions, and was made in cash.

Defined Benefit Pension Plans

Prior to May 2010, the Company had a qualified funded noncontributory defined benefit pension plan covering the employees of American Southern and, prior to May 2009, had an unfunded noncontributory defined benefit pension plan (“SERP”).  The plans provided defined benefits based on years of service and average salary.  Effective May 31, 2008, the Company froze all benefits related to its qualified pension plan, as well as its SERP.  In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees.  On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified pension plan.  In May 2010, the Company distributed the accumulated benefits, as directed, to participating employees, and terminated the qualified pension plan.  In connection with the May 2010 termination and settlement of the qualified pension plan, the Company incurred a 2010 charge of $319.  The measurement date for these plans was December 31 of each year.

Obligation and Funded Status
2009
Change in Benefit Obligation
Net benefit obligation at beginning of year	$4,518
Distribution of accumulated SERP benefits	(2,262)
Interest cost	128
Actuarial gain	12
Gross benefits paid	(53)
Net benefit obligation at end of year	2,343

Change in Plan Assets
Fair value of plan assets at beginning of year	2,139
Employer contributions	27
Actual return on plan assets	(19)
Gross benefits paid	(53)
Fair value of plan assets at end of year	2,094

Funded Status of Plan at end of year and net amount recognized in accrued liabilites	$(249)

The accumulated benefit obligation for the qualified defined benefit plan at December 31, 2009 was $2,343.

The weighted-average assumptions used to determine the benefit obligation at December 31, 2009 was as follows:

Discount rate to determine the projected benefit obligation	5.75%
Projected annual salary increases	4.50%

Note 10.  Preferred Stock

The Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2010 and 2009.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  During 2010 and 2009, the Company paid $508 in Series D Preferred Stock dividends.  As of December 31, 2010, the Company had accrued but unpaid dividends on the Series D Preferred Stock of $23.

Note 11.  Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator of the earnings (loss) per common share calculations is as follows:

	For the Year Ended December 31, 2010
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$2,493	22,281
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	1,985	22,281	$.09
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	64
Net income applicable to common shareholders	$1,985	22,345	$.09

	For the Year Ended December 31, 2009
	Income	Shares	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(1,207)	22,307
Less preferred stock dividends	(508)	-
Net loss applicable to common shareholders	$(1,715)	22,307	$(.08)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.  All outstanding stock options were excluded from the earnings (loss) per common share calculation for 2009 since their impact also would have been antidilutive.

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

The amount of statutory net income and surplus (shareholders' equity) for the Parent’s insurance subsidiaries for the years ended December 31 were as follows:

	2010	2009
Life and Health, net income	$2,999	$2,469
Property and Casualty, net income	3,787	5,429
Statutory net income	$6,786	$7,898

Life and Health, surplus	$31,874	$31,493
Property and Casualty, surplus	38,717	38,854
Statutory surplus	$70,591	$70,347

Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,493 and $6,472 in 2010 and 2009, respectively, from its subsidiaries. In 2011, dividend payments by insurance subsidiaries in excess of $6,809 would require prior approval.

Note 13.  Related Party and Other Transactions

In the normal course of business the Company has engaged in transactions with its Chairman Emeritus and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 49,586 square feet of office and covered garage space from an entity which is an affiliate of the Company and its Chairman Emeritus. During the years ended December 31, 2010 and 2009, the Company paid $849 and $827, respectively, under this lease.

Certain financing for the Company has been provided by affiliates of the Company’s Chairman Emeritus, in the form of investments in the Series D Preferred Stock (See Note 10).

Certain members of the Company’s management are shareholders and on the Board of Directors of Gray Television, Inc. (“Gray”).  At December 31, 2010 and 2009, the Company owned 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock.  The aggregate carrying value of these investments in Gray at December 31, 2010 and 2009 was $885 and $718, respectively.

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

	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
December 31, 2010
Insurance premiums	$34,939	$62,674	$-	$-	$97,613
Insurance benefits and losses incurred	21,208	45,646	-	-	66,854
Expenses deferred	(8,267)	(3,294)	-	-	(11,561)
Amortization and depreciation expense	7,888	2,266	-	-	10,154
Other expenses	14,080	20,721	12,804	(6,784)	40,821
Total expenses	34,909	65,339	12,804	(6,784)	106,268
Underwriting income (loss)	30	(2,665)
Investment income, including net realized gains	4,578	5,817	2,695	(1,782)	11,308
Other income	90	34	5,158	(5,002)	280
Income (loss) before income taxes	$4,698	$3,186	$(4,951)	$-	$2,933
Total revenues	$39,607	$68,525	$7,853	$(6,784)	$109,201
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$116,740	$130,366	$125,421	$(94,961)	$277,566

	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
December 31, 2009
Insurance premiums	$34,300	$57,162	$-	$-	$91,462
Insurance benefits and losses incurred	18,829	41,955	-	-	60,784
Expenses deferred	(7,434)	(2,515)	-	-	(9,949)
Amortization and depreciation expense	8,097	1,882	-	-	9,979
Other expenses	14,898	18,769	13,780	(6,901)	40,546
Total expenses	34,390	60,091	13,780	(6,901)	101,360
Underwriting loss	(90)	(2,929)
Investment income, including net realized gains	4,864	5,823	2,302	(2,028)	10,961
Other income	8	90	5,062	(4,873)	287
Income (loss) before income taxes	$4,782	$2,984	$(6,416)	$-	$1,350
Total revenues	$39,172	$63,075	$7,364	$(6,901)	$102,710
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$106,166	$124,645	$120,679	$(89,404)	$262,086

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

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$ 28,325	$ 28,325	$ 20,129	$ 20,129
Fixed maturity securities	171,648	171,648	184,060	184,060
Common and non-redeemable preferred stocks	8,524	8,524	6,914	6,914
Policy and student loans	2,200	2,200	2,139	2,139
Other invested assets	980	980	1,021	1,021
Real estate	38	38	38	38
Investments in unconsolidated trusts	1,238	1,238	1,238	1,238
Liabilities:
Junior Subordinated Debentures	41,238	41,238	41,238	41,238

The fair value estimates as of December 31, 2010 and 2009 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2010 and 2009.

	Fixed Maturity Securities	Derivative (Liability)
Balance, January 1, 2009	$1,929	$(2,085)
Total unrealized gains (losses) included in total comprehensive income	(150)	538
Balance, December 31, 2009	1,779	(1,547)
Total unrealized gains (losses) included in total comprehensive income	164	(6)
Balance, December 31, 2010	$1,943	$(1,553)

The Company’s fixed maturity securities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies.  They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.  As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

In accordance with the provisions of Accounting Standards Codification 350, “Goodwill and Other Intangible Assets,” goodwill had a carrying amount and implied value of $2,128 at December 31, 2010 and 2009.  There were no goodwill impairments in 2010 or 2009.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents

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

Non-publicly Traded Invested Assets

The fair value of investments in certain limited partnerships which are included in other invested assets on the consolidated balance sheet were determined by officers of those limited partnerships.

Debt Payable and Junior Subordinated Debentures

The fair value is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt having the same or similar returns and remaining maturities.

Note 16.  Reconciliation of Other Comprehensive Income (Loss)

The Company's comprehensive income (loss) consists of net income (loss), unrealized gains and losses on securities available for sale, fair value adjustments from the ownership of a derivative financial instrument and for 2009, minimum additional pension liability, all net of applicable income taxes.  Other than net income (loss), the other components of comprehensive income (loss) for the years ended December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Total net realized gains on investment securities included in net income (loss)	$1,571	$273
Other components of comprehensive income (loss):
Net pre-tax unrealized gains on investment securities arising during year	$6,651	$5,198
Reclassification adjustment for net realized gains on investment securities	(1,571)	(273)

Net pre-tax unrealized gains on investment securities recognized in other
comprehensive income	5,080	4,925
Fair value adjustment to derivative financial instrument	(6)	538
Minimum pension liability adjustment	-	375
Deferred income tax attributable to other comprehensive income (loss)	(1,776)	(2,043)
	$3,298	$3,795

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system over financial reporting has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management recognizes that there are inherent limitations in the effectiveness of any internal control system.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on this evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2010.

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that exempt certain smaller reporting companies, including the Company.

Item 9B.	Other Information

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”,  “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company's definitive proxy statement in connection with the Company's Annual Meeting of Shareholders to be held on May 3, 2011, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	543,500	$1.44	2,531,406
Equity compensation plans not approved by security holders (1)	-	-	-
Total	543,500	$1.44	2,531,406

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

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)  List of documents filed as part of this report:

1.	Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2.	Financial Statement Schedules:

Schedule II   -  Condensed financial information of Registrant
Schedule III  -  Supplementary insurance information for each of the two years ended December 31, 2010
Schedule IV  -  Reinsurance for each of the two years ended December 31, 2010
Schedule VI  -  Supplemental information concerning property-casualty insurance operations for each of the two years ended December 31, 2010

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits *:

3.1	-	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].

3.2	-	Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2008].

10.01	-
Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant's Form 10-Q for the quarter ended September 30, 1993].

10.02	-
Tax allocation agreement dated January 28, 1994, between registrant and registrant's subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].

10.03**	-	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].

10.04**	-	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 filed on November 1, 1999].

10.05**	-	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 filed on August 2, 2002].

10.06**	-	Summary Terms of Consulting Arrangement between Bankers Fidelity Life Insurance Company and William H. Whaley, M.D.

10.07	-
Credit Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated December 22, 2006].

10.08	-
First Amendment to Credit Agreement and Pledge Agreement, dated as of December 22, 2006 between Atlantic American Corporation and Wachovia Bank, National Association [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].

10.09	-
Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007 [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2007].

10.10	-
First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].

10.11	-
Second Amendment to Credit Agreement between registrant and Wachovia Bank, National Association dated as of October 28, 2008 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K dated October 31, 2008].

10.12	-
Third Amendment to Credit Agreement between registrant and Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, dated June 29, 2010 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2010].

14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].

21.1	-	Subsidiaries of the registrant.

23.1	-	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**Management contract, compensatory plan or arrangement required to be filed pursuant to, Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson	Chairman Emeritus
J. MACK ROBINSON		March 25, 2011

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer
HILTON H. HOWELL, JR.	and Chairman of the Board (Principal Executive Officer)	March 25, 2011

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer
JOHN G. SAMPLE, JR.	(Principal Financial and Accounting Officer)	March 25, 2011

/s/ Edward E. Elson	Director
EDWARD E. ELSON		March 25, 2011

/s/ Samuel E. Hudgins	Director
SAMUEL E. HUDGINS		March 25, 2011

/s/ Harriett J. Robinson	Director
HARRIETT J. ROBINSON		March 25, 2011

/s/ Scott G. Thompson	Director
SCOTT G. THOMPSON		March 25, 2011

/s/ William H. Whaley, M.D.	Director
WILLIAM H. WHALEY, M.D.		March 25, 2011

/s/ Dom H. Wyant	Director
DOM H. WYANT		March 25, 2011

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
	(In thousands)

Cash and cash equivalents	$20,077	$15,887
Investments	4,958	7,638
Investment in subsidiaries	94,961	89,404
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	2,568	5,381
Income taxes receivable from subsidiaries	1,719	1,594
Other assets	1,514	783
Total assets	$127,035	$121,925

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other payables	$3,104	$3,217
Junior subordinated debentures	41,238	41,238

Total liabilities	44,342	44,455

Shareholders’ equity	82,693	77,470
Total liabilities and shareholders’ equity	$127,035	$121,925

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009
	(In thousands)
REVENUE
Fee income from subsidiaries	$5,002	$4,873
Distributed earnings from subsidiaries	6,493	6,472
Other	966	332
Total revenue	12,461	11,677

GENERAL AND ADMINISTRATIVE EXPENSES	8,116	8,393

INTEREST EXPENSE	2,612	2,756
	1,733	528
INCOME TAX (BENEFIT) EXPENSE (1)	(312)	1,851
	2,045	(1,323)
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	448	116
NET INCOME (LOSS)	$2,493	$(1,207)

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,493	$(1,207)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment (gains) losses	(488)	7
Depreciation and amortization	98	163
Compensation expense related to share awards	-	22
Equity in undistributed earnings of consolidated subsidiaries	(448)	(116)
(Increase) decrease in intercompany taxes	(125)	1,670
Deferred income tax expense	1,037	2,493
Decrease in other liabilities	(118)	(1,713)
Other, net	34	(359)
Net cash provided by operating activities	2,483	960

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	4,270	2
Investments purchased	(1,945)	(4,999)
Capital contribution to subsidiaries	-	(400)
Additions to property and equipment	(50)	(88)
Net cash provided by (used in) investing activities	2,275	(5,485)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D Preferred Stock	(508)	(508)
Purchase of treasury shares	(60)	(46)
Net cash used in financing activities	(568)	(554)

Net increase (decrease) in cash	4,190	(5,079)
Cash and cash equivalents at beginning of year	15,887	20,966
Cash and cash equivalents at end of year	$20,077	$15,887

Supplemental disclosure:
Cash paid for interest	$2,615	$2,811
Cash received for income taxes	$650	$-

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
		(In thousands)
December 31, 2010:
Bankers Fidelity	$17,805	$68,680		$3,313	$1,960
American Southern	3,434	46,092		17,857	-
	$21,239	$114,772	(1)	$21,170	$1,960

December 31, 2009:
Bankers Fidelity	$16,588	$66,845		$3,334	$1,990
American Southern	2,865	42,248		14,796	-
	$19,453	$109,093	(2)	$18,130	$1,990

(1)	Includes future policy benefits of $60,811 and losses and claims of $53,961.

(2)	Includes future policy benefits of $58,981 and losses and claims of $50,112.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
			(In thousands)
December 31, 2010:
Bankers Fidelity	$62,674	$5,056	$45,646	$2,077	$17,616	$-
American Southern	34,939	4,097	21,208	7,698	6,003	38,000
Other	-	426	-	-	6,020	-
	$97,613	$9,579	$66,854	$9,775	$29,639	$38,000

December 31, 2009:
Bankers Fidelity	$57,162	$5,533	$41,955	$1,721	$16,415	$-
American Southern	34,300	4,740	18,829	7,935	7,626	32,859
Other	-	281	-	-	6,879	-
	$91,462	$10,554	$60,784	$9,656	$30,920	$32,859

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(In thousands)
Year ended December 31, 2010:
Life insurance in force	$284,289	$(26,805)	$-	$257,484

Premiums --
Bankers Fidelity	$62,578	$(53)	$149	$62,674	0.2%
American Southern	37,244	(5,505)	3,200	34,939	9.2%
Total premiums	$99,822	$(5,558)	$3,349	$97,613	3.4%

Year ended December 31, 2009:
Life insurance in force	$287,056	$(30,918)	$-	$256,138

Premiums --
Bankers Fidelity	$57,073	$(105)	$194	$57,162	0.3%
American Southern	37,496	(6,207)	3,011	34,300	8.8%
Total premiums	$94,569	$(6,312)	$3,205	$91,462	3.5%

SCHEDULE VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy				Net	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred	Paid Claims and Claim
	Acquisition		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Costs	Reserves	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
					(In thousands)
December 31, 2010	$3,434	$46,092	$17,857	$34,939	$4,097	$26,579	$(5,371)	$7,698	$20,128	$38,000

December 31, 2009	$2,865	$42,248	$14,796	$34,300	$4,740	$25,576	$(6,747)	$7,935	$17,987	$32,859