Form 10-Q
period 2011-03-31
ATLANTIC AMERICAN CORP
filed 2011-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1027114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E.,	30319
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 6, 2011, was 22,237,125.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS

	Unaudited
	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$18,748	$28,325
Investments:
Fixed maturities (cost: $191,114 and $171,882)	189,363	171,648
Common and non-redeemable preferred stocks (cost: $9,979 and $9,979)	8,819	8,524
Other invested assets (cost: $952 and $980)	952	980
Policy and student loans	2,210	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	202,620	184,628
Receivables:
Reinsurance	13,492	14,301
Investment sales pending settlement	7	15,438
Insurance premiums and other (net of allowance for doubtful accounts: $454 and $442)	7,107	7,051
Deferred income taxes, net	3,445	3,228
Deferred acquisition costs	21,132	21,239
Other assets	1,164	1,228
Goodwill	2,128	2,128
Total assets	$269,843	$277,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$61,130	$60,811
Unearned premiums	18,472	21,170
Losses and claims	52,805	53,961
Other policy liabilities	1,486	1,960
Total policy liabilities	133,893	137,902
Accounts payable and accrued expenses	12,802	15,733
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	187,933	194,873

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,253,045 and 22,257,035	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	5,286	5,389
Accumulated other comprehensive loss	(2,778)	(2,107)
Treasury stock, at cost: 120,855 and 116,865 shares	(171)	(162)
Total shareholders’ equity	81,910	82,693
Total liabilities and shareholders’ equity	$269,843	$277,566

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Revenue:
Insurance premiums	$25,422	$23,358
Investment income	2,569	2,557
Realized investment gains, net	1	-
Other income	63	48
Total revenue	28,055	25,963

Benefits and expenses:
Insurance benefits and losses incurred	16,631	15,390
Commissions and underwriting expenses	7,901	7,140
Interest expense	640	642
Other	2,255	2,217
Total benefits and expenses	27,427	25,389
Income before income taxes	628	574
Income tax expense	159	157
Net income	469	417
Preferred stock dividends	(127)	(127)
Net income applicable to common stock	$342	$290

Net income per common share (basic and diluted)	$.02	$.01

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2011	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2010	$70	$22,374	$57,129	$5,389	$(2,107)	$(162)	$82,693
Comprehensive loss:
Net income	-	-	-	469	-	-	469
Increase in unrealized investment losses	-	-	-	-	(1,223)	-	(1,223)
Fair value adjustment to derivative financial instrument	-	-	-	-	191	-	191
Deferred income tax attributable to other comprehensive loss	-	-	-	-	361	-	361
Total comprehensive loss							(202)
Dividends declared on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	(9)	(9)
Balance, March 31, 2011	$70	$22,374	$57,129	$5,286	$(2,778)	$(171)	$81,910

Three Months Ended March 31, 2010
Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470
Comprehensive income:
Net income	-	-	-	417	-	-	417
Decrease in unrealized investment losses	-	-	-	-	4,571	-	4,571
Fair value adjustment to derivative financial instrument	-	-	-	-	(88)	-	(88)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(1,569)	-	(1,569)
Total comprehensive income							3,331
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	(4)	(4)
Balance, March 31, 2010	$70	$22,374	$57,129	$3,694	$(2,491)	$(106)	$80,670

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$469	$417
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,957	2,559
Acquisition costs deferred	(2,850)	(2,947)
Realized investment gains	(1)	-
Decrease in insurance reserves	(4,009)	(1,218)
Depreciation and amortization	93	110
Deferred income tax expense	144	157
Decrease (increase) in receivables, net	753	(919)
Decrease in other liabilities	(160)	(1,938)
Other, net	57	99
Net cash used in operating activities	(2,547)	(3,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	19,575	5,619
Investments purchased	(26,596)	(4,690)
Additions to property and equipment	-	(10)
Net cash (used in) provided by investing activities	(7,021)	919

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of shares for treasury	(9)	(4)
Net cash used in financing activities	(9)	(4)

Net decrease in cash and cash equivalents	(9,577)	(2,765)
Cash and cash equivalents at beginning of period	28,325	20,129
Cash and cash equivalents at end of period	$18,748	$17,364

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$641	$641
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

Note 3.    Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and pre-tax income (loss) for each business unit for the three month periods ended March 31, 2011 and 2010.

Revenues	Three Months Ended March 31,
	2011	2010
American Southern	$10,576	$9,172
Bankers Fidelity	17,333	16,646
Corporate and Other	146	145

Total revenue	$28,055	$25,963

Income (loss) before income taxes	Three Months Ended March 31,
	2011	2010
American Southern	$1,328	$1,239
Bankers Fidelity	885	904
Corporate and Other	(1,585)	(1,569)

Income before income taxes	$628	$574

Note 4.    Credit Arrangements

Bank Debt

At March 31, 2011, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the three month period ended March 31, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company may seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of March 31, 2011 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2011	18,042	23,196
Balance December 31, 2010	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5.    Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through March 31, 2011, these payments to Wells Fargo under the zero cost interest rate collar have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at March 31, 2011 was a liability of approximately $1,362 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.    Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2011	2010

Net realized gains on investments included in net income	$1	$-

Other components of comprehensive income (loss):
Net pre-tax unrealized gains (losses) on investments arising during period	$(1,222)	$4,571
Reclassification adjustment	(1)	-

Net pre-tax unrealized gains (losses) on investments recognized in other comprehensive income (loss)	(1,223)	4,571
Fair value adjustment to derivative financial instrument	191	(88)
Deferred income tax attributable to other comprehensive income (loss)	361	(1,569)

Change in accumulated other comprehensive loss	(671)	2,914
Accumulated other comprehensive loss, beginning of period	(2,107)	(5,405)
Accumulated other comprehensive loss, end of period	$(2,778)	$(2,491)

Note 7.    Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2011
		Shares	Per Share
	Income	(In thousands)	Amount
Basic Earnings Per Common Share:
Net income	$469	22,254
Less preferred stock dividends	(127)
Net income applicable to common shareholders	342	22,254	$.02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		177
Net income applicable to common shareholders	$342	22,431	$.02

	Three Months Ended March 31, 2010
		Shares	Per Share
	Income	(In thousands)	Amount
Basic Earnings Per Common Share:
Net income	$417	22,290
Less preferred stock dividends	(127)
Net income applicable to common shareholders	290	22,290	$.01
Diluted Earnings Per Common Share:
Effect of dilutive stock options		34
Net income applicable to common shareholders	$290	22,324	$.01

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.    Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended March 31,
	2011	2010
Federal income tax provision at statutory rate of 35%	$220	$201
Dividends received deduction	(49)	(49)
Small life insurance company deduction	(20)	-
Other permanent differences	8	5
Income tax expense	$159	$157

The components of the income tax expense were:

	Three Months Ended March 31,
	2011	2010
Current - Federal	$15	$-
Deferred - Federal	144	157
Total	$159	$157

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2011 and 2010, respectively, resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

Note 9.    Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 10.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2011 and December 31, 2010.

Investments were comprised of the following:

	March 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds: U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$43,483	$1,014	$85	$42,554
Obligations of states and political subdivisions	20,917	110	1,036	21,843
Corporate securities:
Utilities and telecom	23,500	1,097	457	22,860
Financial services	21,296	340	1,858	22,814
Media	2,500	147	-	2,353
Other business – diversified	32,662	403	918	33,177
Other consumer – diversified	37,300	239	750	37,811
Total corporate securities	117,258	2,226	3,983	119,015
Redeemable preferred stocks:
Utilities and telecom	2,632	132	-	2,500
Financial services	4,880	23	152	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,705	155	152	7,702
Total fixed maturities	189,363	3,505	5,256	191,114
Equity securities: Common and non-redeemable preferred stocks:
Utilities and telecom	1,156	192	-	964
Financial services	5,524	802	67	4,789
Media	972	-	2,226	3,198
Other business – diversified	125	78	-	47
Other consumer – diversified	1,042	61	-	981
Total equity securities	8,819	1,133	2,293	9,979
Other invested assets	952	-	-	952
Policy and student loans	2,210	-	-	2,210
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$202,620	$4,638	$7,549	$205,531

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds: U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$46,630	$1,454	$52	$45,228
Obligations of states and political subdivisions	21,007	32	876	21,851
Corporate securities:
Utilities and telecom	23,010	1,079	355	22,286
Financial services	21,400	324	1,745	22,821
Media	2,506	153	-	2,353
Other business – diversified	25,919	422	529	26,026
Other consumer – diversified	23,532	149	232	23,615
Total corporate securities	96,367	2,127	2,861	97,101
Redeemable preferred stocks:
Utilities and telecom	2,670	170	-	2,500
Financial services	4,781	22	250	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,644	192	250	7,702
Total fixed maturities	171,648	3,805	4,039	171,882
Equity securities: Common and non-redeemable preferred stocks:
Utilities and telecom	1,073	109	-	964
Financial services	5,461	754	82	4,789
Media	885	-	2,313	3,198
Other business – diversified	120	73	-	47
Other consumer – diversified	985	4	-	981
Total equity securities	8,524	940	2,395	9,979
Other invested assets	980	-	-	980
Policy and student loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$184,628	$4,745	$6,434	$186,317

The amortized cost and carrying value of fixed maturities at March 31, 2011 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Carrying Value	Amortized Cost
Due in one year or less	$3,360	$3,277
Due after one year through five years	6,434	5,995
Due after five years through ten years	22,915	22,237
Due after ten years	155,625	158,612
Varying maturities	1,029	993
Totals	$189,363	$191,114

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$43,483	$42,554	$929	$46,630	$45,228	$1,402
Obligations of states and political subdivisions	20,917	21,843	(926)	21,007	21,851	(844)
Utilities and telecom	27,288	26,324	964	26,753	25,750	1,003
Financial services	31,700	32,612	(912)	31,642	32,619	(977)
Media (1)	3,472	5,551	(2,079)	3,391	5,551	(2,160)
Other business – diversified	32,787	33,224	(437)	26,039	26,073	(34)
Other consumer – diversified	38,535	38,985	(450)	24,710	24,789	(79)
Other investments	4,438	4,438	-	4,456	4,456	-
Investments	$202,620	$205,531	$(2,911)	$184,628	$186,317	$(1,689)

(1)
Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $972 and $885 at March 31, 2011 and December 31, 2010, respectively.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$7,467	$85	$-	$-	$7,467	$85
Obligations of states and political subdivisions	15,690	1,036	-	-	15,690	1,036
Corporate securities	68,501	2,422	3,439	1,561	71,940	3,983
Redeemable preferred stocks	2,232	9	2,126	143	4,358	152
Equity securities	971	29	3,217	2,264	4,188	2,293
Total temporarily impaired securities	$94,861	$3,581	$8,782	$3,968	$103,643	$7,549

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,490	$52	$-	$-	$5,490	$52
Obligations of states and political subdivisions	18,919	876	-	-	18,919	876
Corporate securities	40,426	1,263	3,402	1,598	43,828	2,861
Redeemable preferred stocks	2,188	53	2,072	197	4,260	250
Equity securities	972	28	3,114	2,367	4,086	2,395
Total temporarily impaired securities	$67,995	$2,272	$8,588	$4,162	$76,583	$6,434

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

As of March 31, 2011, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities and common and non-redeemable preferred stocks within the financial services and media sectors, and municipal bonds.  Investments in the media sector include related party investments in Gray Television, Inc., which had unrealized losses of $2,226 as of March 31, 2011.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, the Company has deemed these securities to be temporarily impaired as of March 31, 2011.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure financial instruments and information about the inputs used to value those financial instruments.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.  The Company’s Level 1 financial instruments include cash equivalents and exchange traded common stocks.

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities.  The Company’s Level 2 financial instruments include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its non-redeemable preferred stocks.  In determining Level 2 fair value measurements, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar.  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources.  As of March 31, 2011, the value of the Company’s fixed maturity securities valued using Level 3 criteria was $1,746 and the value of the zero cost interest rate collar was a liability of $1,362 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of March 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$187,617	$1,746	$189,363
Equity securities	3,499	5,320	-	8,819
Cash equivalents	19,847	-	-	19,847
Total	$23,346	$192,937	$1,746	$218,029
Liabilities:
Derivative	$-	$-	$1,362	$1,362

As of December 31, 2010, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$169,705	$1,943	$171,648
Equity securities	3,273	5,251	-	8,524
Cash equivalents	27,630	-	-	27,630
Total	$30,903	$174,956	$1,943	$207,802
Liabilities:
Derivative	$-	$-	$1,553	$1,553

 The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2011.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2010	$1,943	$(1,553)
Total unrealized gains (losses) included in total comprehensive income	(197)	191
Balance, March 31, 2011	$1,746	$(1,362)

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies.  They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.  As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the three month period ended March 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein, as well as with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s critical accounting policies and the resultant estimates considered most significant by management.  These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies.  Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at March 31, 2011.  This liability includes estimates for: 1) unpaid losses on claims reported prior to March 31, 2011, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to March 31, 2011 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to March 31, 2011.  Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period.  Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to March 31, 2011 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method.  Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses.  The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method.  Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted.  In the event the Company’s actual reported losses in any period are materially in excess of the previous estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 33% of the Company’s total liabilities at March 31, 2011.  These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation.  The assumed mortality and withdrawal rates are based upon the Company’s experience.  If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at March 31, 2011.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner.  Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves.  The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).  Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.  Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at March 31, 2011.  Insured and agent balances are evaluated periodically for collectibility.  Annually, the Company performs an analysis of the creditworthiness of the Company’s reinsurers using various data sources.  Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company.  Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable.  Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 82% of the Company’s total assets at March 31, 2011.  Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations.  The Company carries all investments as available for sale and, accordingly, at their estimated fair values.  The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.7 million at March 31, 2011.  Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time.  When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the obligations in accordance with the contractual terms of the investment, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.  If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value.  While such write down will not impact the reported value of the investment in the Company’s balance sheet, it will be reflected as a realized investment loss in the Company’s consolidated statements of operations.

The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”).  The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.  See Note 10 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Deferred income taxes comprised 1% of the Company’s total assets at March 31, 2011.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes.  These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax assets to the amount that is deemed more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $0.5 million, or $0.02 per diluted share, for the three month period ended March 31, 2011, compared to net income of $0.4 million, or $0.01 per diluted share, for the three month period ended March 31, 2010. The increase in net income was primarily due to an increase in premium revenue with a relatively consistent level of fixed expenses.  Premium revenue for the three month period ended March 31, 2011 increased $2.1 million, or 8.8%, to $25.4 million.  The increase in premium revenue was primarily attributable to increases in Medicare supplement and commercial automobile business.  Partially offsetting the increase in premiums were declines in the life insurance and general liability premiums.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month period ended March 31, 2011 and the comparable period in 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Gross written premiums	$7,570	$8,094
Ceded premiums	(1,467)	(1,309)

Net written premiums	$6,103	$6,785
Net earned premiums	$9,433	$8,057

Gross written premiums at American Southern decreased $0.5 million, or 6.5%, during the three month period ended March 31, 2011 from the comparable period in 2010.  The decrease in gross written premiums was primarily attributable to the continued decline in the general liability line of business resulting from continued weakness in the construction industry as well as a decrease in the commercial automobile line of business due to the termination of one of the company’s agents.  Partially offsetting the decrease in gross written premiums was an increase in surety business writings.

Ceded premiums increased $0.2 million, or 12.1%, during the three month period ended March 31, 2011 over the comparable period in 2010.  The increase in ceded premiums was primarily due to the increase in the related earned premiums.  As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.  Also contributing to the increase in ceded premiums was an increase in commercial automobile earned premiums which has higher contractual cession rates than the other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2011 and the comparable period in 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Commercial automobile	$6,115	$4,605
General liability	1,133	1,311
Property	508	606
Surety	1,677	1,535
Total	$9,433	$8,057

Net earned premiums increased $1.4 million, or 17.1%, during the three month period ended March 31, 2011 over the comparable period in 2010.  The increase in net earned premiums was primarily due to the increased volume of commercial automobile premiums written throughout 2010.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediate prior year.

The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2011 and for the comparable period in 2010:

	Three Months Ended March 31,
	2011	2010

Loss ratio	56.1%	55.0%
Expense ratio	41.9%	43.4%

Combined ratio	98.0%	98.4%

The loss ratio for the three month period ended March 31, 2011 increased to 56.1% from 55.0% in the comparable period of 2010. The increase in the loss ratio for the three month period ended March 31, 2011 was primarily attributable to an increase in losses in the commercial automobile line of business partially offset by more favorable loss experience in the general liability and surety lines of business.

The expense ratio for the three month period ended March 31, 2011 decreased to 41.9% from 43.4% in the comparable period of 2010.  The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2011 and the comparable period in 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Medicare supplement	$12,254	$11,357
Other health	1,041	1,123
Life	2,694	2,821
Total	$15,989	$15,301

Premium revenue at Bankers Fidelity increased $0.7 million, or 4.5%, during the three month period ended March 31, 2011 over the comparable period in 2010 due to an increase in Medicare supplement business.  Premiums from the Medicare supplement line of business increased $0.9 million, or 7.9%, during the three month period ended March 31, 2011 over the three month period ended March 31, 2010.  Other health products premiums decreased $0.1 million, or 7.3%, during the same comparable period, primarily as a result of decreased business activities with group associations. Premiums from the life insurance line of business decreased $0.1 million, or 4.5%, during the three month period ended March 31, 2011 due to the redemption and settlement of existing policies exceeding the level of new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2011 and the comparable period in 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010

Benefits and losses	$11,336	$10,957
Commissions and other expenses	5,112	4,785

Total expenses	$16,448	$15,742

Benefits and losses increased $0.4 million, or 3.5%, during the three month period ended March 31, 2011 over the comparable period in 2010.  As a percentage of premiums, benefits and losses were 70.9% in the three month period ended March 31, 2011, compared to 71.6% in the three month period ended March 31, 2010.  The decrease in the loss ratio was primarily due to the increase in new life business which mitigated higher claims associated with the continued aging of the existing life business.

Commissions and other expenses increased $0.3 million, or 6.8%, during the three month period ended March 31, 2011 over the comparable period in 2010.  As a percentage of premiums, these expenses were 32.0% in the three month period ended March 31, 2011, compared to 31.3% in the three month period ended March 31, 2010.  The increase in commissions and other expenses was directly related to the increased level of premiums earned.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased slightly during the three month period ended March 31, 2011 over the comparable period in 2010.  The increase in investment income was primarily attributable to a higher average balance of fixed maturity securities held by the Company in the three month period ended March 31, 2011 as compared to the same period of 2010.

The Company had net realized investment gains of $1,000 during the three month period ended March 31, 2011.  There were no realized gains in the three month period ended March 31, 2010.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased slightly during the three month period ended March 31, 2011 from the comparable period in 2010. The decrease in interest expense was due to a decrease in the average London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s bank debt and outstanding trust preferred obligations are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.8 million, or 8.5%, during the three month period ended March 31, 2011 over the comparable period in 2010.  The increase in other expenses was primarily due to increased commission costs associated with increased premiums at Bankers Fidelity.  Further, in the three month period ended March 31, 2011, the deferral of acquisition costs at American Southern decreased $0.4 million from the comparable period of 2010 due to the decline in gross written premiums during the first quarter of 2011.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 39.9% in the three month period ended March 31, 2011 from 40.1% in the three month period ended March 31, 2010.  The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a relatively consistent level of fixed expenses.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2011 and 2010, respectively, resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At March 31, 2011, the Parent had approximately $25.1 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $2.4 million for the three month period ended March 31, 2011 compared to statutory net income of $1.9 million for the three month period ended March 31, 2010.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2011, American Southern had $39.2 million of statutory surplus and Bankers Fidelity had $32.5 million of statutory surplus. In 2011, dividend payments by the Parent’s insurance subsidiaries in excess of $6.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $5.2 million at March 31, 2011.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the three month period ended March 31, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  The termination date of this Credit Agreement is June 30, 2011.  The Company may seek to extend or renew the Credit Agreement on or prior to expiration, although no assurances can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2011, the effective interest rate was 4.37%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through March 31, 2011, these payments to Wells Fargo under the zero cost interest rate collar have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2011, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2011, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.1 million.

Net cash used in operating activities was $2.5 million in the three month period ended March 31, 2011, compared to $3.7 million in the three month period ended March 31, 2010.  Cash and cash equivalents decreased from $28.3 million at December 31, 2010 to $18.7 million at March 31, 2011.  The decrease in cash and cash equivalents during the three month period ended March 31, 2011 was primarily due to an increased level of investing exceeding normal sales and maturities.  Also contributing to the decrease was the payment of annual management bonuses.

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

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 1995, the Board of Directors of the Company approved a plan that allowed for the repurchase of shares of the Company's common stock (the "Repurchase Plan").  As amended since its original adoption, the Repurchase Plan allows for repurchases of up to an aggregate of 2.0 million shares of the Company's common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Such purchases can be made from time to time in accordance with applicable securities laws and other requirements.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2011	3,190	$2.28	3,190	434,139
February 1 – February 28, 2011	800	2.34	800	433,339
March 1 – March 31, 2011	-	-	-	433,339
Total	3,990	$2.29	3,990

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 11, 2011	By:	/s/John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Title

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002