Form 10-Q
period 2011-06-30
ATLANTIC AMERICAN CORP
filed 2011-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2011
OR

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 8, 2011, was 22,226,964.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS

	Unaudited
	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$24,652	$28,325
Investments:
Fixed maturities (cost: $186,215 and $171,882)	187,689	171,648
Common and non-redeemable preferred stocks (cost: $9,979 and $9,979)	8,994	8,524
Other invested assets (cost: $956 and $980)	956	980
Policy and student loans	2,201	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	201,116	184,628
Receivables:
Reinsurance	14,277	14,301
Investment sales pending settlement	-	15,438
Insurance premiums and other (net of allowance for doubtful accounts: $441 and $442)	7,491	7,051
Deferred income taxes, net	2,079	3,228
Deferred acquisition costs	21,919	21,239
Other assets	1,224	1,228
Goodwill	2,128	2,128
Total assets	$274,886	$277,566

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$61,746	$60,811
Unearned premiums	19,567	21,170
Losses and claims	54,515	53,961
Other policy liabilities	1,575	1,960
Total policy liabilities	137,403	137,902
Accounts payable and accrued expenses	12,057	15,733
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	190,698	194,873

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,231,540 and 22,257,035	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	5,351	5,389
Accumulated other comprehensive loss	(520)	(2,107)
Treasury stock, at cost: 142,360 and 116,865 shares	(216)	(162)
Total shareholders’ equity	84,188	82,693
Total liabilities and shareholders’ equity	$274,886	$277,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Insurance premiums	$26,197	$24,387	$51,619	$47,745
Investment income	2,691	2,576	5,260	5,133
Realized investment gains, net	70	13	71	13
Other income	115	111	178	159
Total revenue	29,073	27,087	57,128	53,050

Benefits and expenses:
Insurance benefits and losses incurred	18,221	17,425	34,852	32,815
Commissions and underwriting expenses	7,545	6,827	15,446	13,967
Interest expense	647	653	1,287	1,295
Other	2,328	2,119	4,583	4,336
Total benefits and expenses	28,741	27,024	56,168	52,413

Income before income taxes	332	63	960	637

Income tax expense (benefit)	140	(13)	299	144

Net income	192	76	661	493

Preferred stock dividends	(127)	(127)	(254)	(254)

Net income (loss) applicable to common stock	$65	$(51)	$407	$239

Net income (loss) per common share (basic and diluted)	$-	$-	$.02	$.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2011	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	$70	$22,374	$57,129	$5,389	$(2,107)	$(162)	$82,693
Comprehensive income:
Net income	-	-	-	661	-	-	661
Increase in unrealized investment gains	-	-	-	-	2,177	-	2,177
Fair value adjustment to derivative financial instrument	-	-	-	-	265	-	265
Deferred income tax attributable to other comprehensive income	-	-	-	-	(855)	-	(855)
Total comprehensive income							2,248
Dividends declared on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	(54)	(54)
Balance, June 30, 2011	$70	$22,374	$57,129	$5,351	$(520)	$(216)	$84,188

Six Months Ended June 30, 2010
Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470
Comprehensive income:
Net income	-	-	-	493	-	-	493
Increase in unrealized investment gains	-	-	-	-	9,790	-	9,790
Fair value adjustment to derivative financial instrument	-	-	-	-	(186)	-	(186)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(3,361)	-	(3,361)
Total comprehensive income							6,736
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	(14)	(14)
Balance, June 30, 2010	$70	$22,374	$57,129	$3,643	$838	$(116)	$83,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$661	$493
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	5,384	4,843
Acquisition costs deferred	(6,064)	(5,619)
Realized investment gains	(71)	(13)
(Decrease) increase in insurance reserves	(499)	3,039
Depreciation and amortization	187	206
Deferred income tax expense	295	138
Increase in receivables, net	(416)	(151)
Decrease in other liabilities	(513)	(2,474)
Other, net	(7)	66
Net cash (used in) provided by operating activities	(1,043)	528

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	26,884	32,376
Investments purchased	(28,987)	(5,801)
Additions to property and equipment	(28)	(15)
Net cash (used in) provided by investing activities	(2,131)	26,560

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(445)	-
Purchase of shares for treasury	(54)	(14)
Net cash used in financing activities	(499)	(14)

Net (decrease) increase in cash and cash equivalents	(3,673)	27,074
Cash and cash equivalents at beginning of period	28,325	20,129
Cash and cash equivalents at end of period	$24,652	$47,203

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,293	$1,295
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company’s results of operations for the three month and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

Note 2.  Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and should include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 does not change: the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income; the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented; and how earnings per share are calculated or presented. ASU 2011-05 should be applied retrospectively.  For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The Company expects to adopt ASU 2011-05 on January 1, 2012.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. While many of the amendments to GAAP are not expected to have a significant effect on practice, the new guidance changes some fair value measurement principles and disclosure requirements.  ASU 2011-04 is to be applied prospectively.  For public entities, the new guidance is effective during the interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  The Company expects to adopt the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In October 2010, the FASB issued ASU No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  In accordance with ASU 2010-26, incremental direct costs of contract acquisition should be capitalized.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met.  All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, should be expensed as incurred.  If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs.  ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  ASU 2010-26 should be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period.  The Company expects to adopt ASU 2010-26 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

Note 3.  Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before tax for each business unit for the three month and six month periods ended June 30, 2011 and 2010.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
American Southern	$10,906	$9,927	$21,482	$19,099
Bankers Fidelity	17,960	17,006	35,293	33,652
Corporate and Other	207	154	353	299

Total revenue	$29,073	$27,087	$57,128	$53,050

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
American Southern	$1,189	$633	$2,517	$1,872
Bankers Fidelity	548	343	1,433	1,247
Corporate and Other	(1,405)	(913)	(2,990)	(2,482)

Income before income taxes	$332	$63	$960	$637

Note 4. Credit Arrangements

Bank Debt

At June 30, 2011, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, successor-in-interest by merger to Wachovia Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the six month period ended June 30, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  On July 1, 2011, the Company and Wells Fargo entered into the fourth amendment to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment provides for the extension of the term of the Credit Agreement to August 31, 2011.  The Company is in process of negotiating a further extension of the expiration of the Credit Agreement.  While the Company currently believes that it will be able to timely enter into an extension to the Credit Agreement or a replacement credit facility, on substantially similar terms, no assurances thereof can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of June 30, 2011 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2011	18,042	23,196
Balance December 31, 2010	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5. Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through June 30, 2011, these payments to Wells Fargo under the zero cost interest rate collar have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at June 30, 2011 was a liability of approximately $1,288 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.  Reconciliation of Other Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net realized gains on investments included in net income	$70	$13	$71	$13

Other components of comprehensive income:
Net pre-tax unrealized gains on investments arising during period	$3,470	$5,232	$2,248	$9,803
Reclassification adjustment	(70)	(13)	(71)	(13)
Net pre-tax unrealized gains on investments recognized in other comprehensive income	3,400	5,219	2,177	9,790
Fair value adjustment to derivative financial instrument	74	(98)	265	(186)
Deferred income tax attributable to other comprehensive income	(1,216)	(1,792)	(855)	(3,361)
Change in accumulated other comprehensive income	2,258	3,329	1,587	6,243
Accumulated other comprehensive loss, beginning of period	(2,778)	(2,491)	(2,107)	(5,405)
Accumulated other comprehensive income (loss), end of period	$(520)	$838	$(520)	$838

Note 7.  Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$192	22,238

Less preferred stock dividends	(127)

Net income applicable to common shareholders	65	22,238	$-

Diluted Earnings Per Common Share:

Effect of dilutive stock options		168

Net income applicable to common shareholders	$65	22,406	$-

	Three Months Ended June 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:

Net income	$76	22,286

Less preferred stock dividends	(127)

Net loss applicable to common shareholders	$(51)	22,286	$-

	Six Months Ended June 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$661	22,246

Less preferred stock dividends	(254)

Net income applicable to common shareholders	407	22,246	$.02

Diluted Earnings Per Common Share:

Effect of dilutive stock options		127

Net income applicable to common shareholders	$407	22,373	$.02

	Six Months Ended June 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$493	22,288

Less preferred stock dividends	(254)

Net income applicable to common shareholders	239	22,288	$.01

Diluted Earnings Per Common Share:

Effect of dilutive stock options		25

Net income applicable to common shareholders	$239	22,313	$.01

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.  All outstanding stock options were excluded from the loss per common share calculation for the three month period ended June 30, 2010 since their impact also would have been antidilutive.

Note 8.  Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Federal income tax provision at statutory rate of 35%	$116	$22	$336	$223
Dividends-received deduction	(21)	(43)	(70)	(92)
Small life insurance company adjustment	20	-	-	-
Other	25	8	33	13
Income tax expense (benefit)	$140	$(13)	$299	$144

The components of the income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current - Federal	$(11)	$6	$4	$6
Deferred - Federal	151	(19)	295	138
Total	$140	$(13)	$299	$144

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2011 and 2010, respectively, resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

Note 9.  Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the business or financial condition of the Company.

Note 10.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2011 and December 31, 2010.

Investments were comprised of the following:

	June 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$40,041	$1,515	$-	$38,526
Obligations of states and political subdivisions	21,906	370	299	21,835
Corporate securities:
Utilities and telecom	21,658	1,340	317	20,635
Financial services	21,459	397	1,730	22,792
Media	2,503	150	-	2,353
Other business – diversified	35,620	485	429	35,564
Other consumer – diversified	36,723	363	448	36,808
Total corporate securities	117,963	2,735	2,924	118,152
Redeemable preferred stocks:
Utilities and telecom	2,660	160	-	2,500
Financial services	4,926	25	108	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,779	185	108	7,702
Total fixed maturities	187,689	4,805	3,331	186,215
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,117	153	-	964
Financial services	5,532	803	60	4,789
Media	1,173	-	2,025	3,198
Other business – diversified	116	69	-	47
Other consumer – diversified	1,056	75	-	981
Total equity securities	8,994	1,100	2,085	9,979
Other invested assets	956	-	-	956
Policy and student loans	2,201	-	-	2,201
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238

Total investments	$201,116	$5,905	$5,416	$200,627

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$46,630	$1,454	$52	$45,228
Obligations of states and political subdivisions	21,007	32	876	21,851
Corporate securities:
Utilities and telecom	23,010	1,079	355	22,286
Financial services	21,400	324	1,745	22,821
Media	2,506	153	-	2,353
Other business – diversified	25,919	422	529	26,026
Other consumer – diversified	23,532	149	232	23,615
Total corporate securities	96,367	2,127	2,861	97,101
Redeemable preferred stocks:
Utilities and telecom	2,670	170	-	2,500
Financial services	4,781	22	250	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,644	192	250	7,702
Total fixed maturities	171,648	3,805	4,039	171,882
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,073	109	-	964
Financial services	5,461	754	82	4,789
Media	885	-	2,313	3,198
Other business – diversified	120	73	-	47
Other consumer – diversified	985	4	-	981
Total equity securities	8,524	940	2,395	9,979
Other invested assets	980	-	-	980
Policy and student loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238

Total investments	$184,628	$4,745	$6,434	$186,317

The amortized cost and carrying value of fixed maturities at June 30, 2011 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Carrying Value	Amortized Cost
Due in one year or less	$4,100	$4,025
Due after one year through five years	7,185	6,671
Due after five years through ten years	22,657	21,781
Due after ten years	152,685	152,744
Varying maturities	1,062	994
Totals	$187,689	$186,215

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$40,041	$38,526	$1,515	$46,630	$45,228	$1,402
Obligations of states and political subdivisions	21,906	21,835	71	21,007	21,851	(844)
Utilities and telecom	25,435	24,099	1,336	26,753	25,750	1,003
Financial services	31,917	32,590	(673)	31,642	32,619	(977)
Media (1)	3,676	5,551	(1,875)	3,391	5,551	(2,160)
Other business – diversified	35,736	35,611	125	26,039	26,073	(34)
Other consumer – diversified	37,972	37,982	(10)	24,710	24,789	(79)
Other investments	4,433	4,433	-	4,456	4,456	-
Investments	$201,116	$200,627	$489	$184,628	$186,317	$(1,689)

(1)
Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $1,173 and $885 at June 30, 2011 and December 31, 2010, respectively.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of states and political subdivisions	$9,844	$299	$-	$-	$9,844	$299
Corporate securities	56,592	1,458	3,534	1,466	60,126	2,924
Redeemable preferred stocks	999	1	2,162	107	3,161	108
Equity securities	2,965	51	1,431	2,034	4,396	2,085
Total temporarily impaired securities	$70,400	$1,809	$7,127	$3,607	$77,527	$5,416

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,490	$52	$-	$-	$5,490	$52
Obligations of states and political subdivisions	18,919	876	-	-	18,919	876
Corporate securities	40,426	1,263	3,402	1,598	43,828	2,861
Redeemable preferred stocks	2,188	53	2,072	197	4,260	250
Equity securities	972	28	3,114	2,367	4,086	2,395
Total temporarily impaired securities	$67,995	$2,272	$8,588	$4,162	$76,583	$6,434

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

As of June 30, 2011, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities and common and non-redeemable preferred stocks within the financial services and media sectors.  Investments in the media sector include related party investments in Gray Television, Inc., which had unrealized losses of $2,025 as of June 30, 2011.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, the Company has deemed these securities to be temporarily impaired as of June 30, 2011.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure its financial instruments and information about the inputs used to value those financial instruments.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  The Company’s Level 3 financial instruments include certain fixed maturity securities and a zero cost interest rate collar.  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources.  As of June 30, 2011, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,787 and the value of the zero cost interest rate collar was a liability of $1,288 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of June 30, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$185,902	$1,787	$187,689
Equity securities	3,655	5,339	-	8,994
Cash equivalents	24,192	-	-	24,192
Total	$27,847	$191,241	$1,787	$220,875

Liabilities:
Derivative	$-	$-	$1,288	$1,288

As of December 31, 2010, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$169,705	$1,943	$171,648
Equity securities	3,273	5,251	-	8,524
Cash equivalents	27,630	-	-	27,630
Total	$30,903	$174,956	$1,943	$207,802

Liabilities:
Derivative	$-	$-	$1,553	$1,553

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2011.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2010	$1,943	$(1,553)
Total unrealized gains (losses) included in total comprehensive income	(197)	191
Balance, March 31, 2011	$1,746	$(1,362)
Total unrealized gains included in total comprehensive income	41	74
Balance, June 30, 2011	$1,787	$(1,288)

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

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the three month and six month periods ended June 30, 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Unpaid loss and loss adjustment expenses comprised 29% of the Company’s total liabilities at June 30, 2011.  This liability includes estimates for: 1) unpaid losses on claims reported prior to June 30, 2011, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to June 30, 2011 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to June 30, 2011.  Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period.  Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to June 30, 2011 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method.  Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses.  The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method.  Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted.  In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 32% of the Company’s total liabilities at June 30, 2011.  These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation.  The assumed mortality and withdrawal rates are based upon the Company’s experience.  If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at June 30, 2011.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner.  Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves.  The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).  Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.  Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at June 30, 2011.  Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the Company’s reinsurers using various data sources.  Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company.  Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable.  Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 82% of the Company’s total assets at June 30, 2011.  Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations.  The Company carries all investments as available for sale and, accordingly, at their estimated fair values.  The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.8 million at June 30, 2011.  Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time.  When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of the investment obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.  If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value.  While such write down will not impact the reported value of the investment in the Company’s balance sheet, it will be reflected as a realized investment loss in the Company’s consolidated statements of operations.

The Company determines the fair values of certain financial instruments based on the fair market hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”).  The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.  See Note 10 of the accompanying notes to condensed consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Deferred income taxes comprised 1% of the Company’s total assets at June 30, 2011.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes.  These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax asset to the amount that is deemed more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $0.2 million, or nil per diluted share, for the three month period ended June 30, 2011, compared to net income of $0.1 million, or nil per diluted share, for the three month period ended June 30, 2010. The Company had net income of $0.7 million, or $0.02 per diluted share, for the six month period ended June 30, 2011, compared to net income of $0.5 million, or $0.01 per diluted share, for the six month period ended June 30, 2010. The increase in net income in the three month and six month periods ended June 30, 2011 was primarily due to an increase in premium revenue, investment income and realized gains, while maintaining a relatively consistent level of fixed expenses.  Premium revenue for the three month period ended June 30, 2011 increased $1.8 million, or 7.4%, to $26.2 million. For the six month period ended June 30, 2011, premium revenue increased $3.9 million, or 8.1%, to $51.6 million.  The increase in premium revenue in the three month and six month periods ended June 30, 2011 was primarily attributable to increases in Medicare supplement and commercial automobile business.  Partially offsetting the increase in premiums were declines in the life insurance and general liability premiums.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Gross written premiums	$12,247	$12,859	$19,817	$20,953
Ceded premiums	(1,507)	(1,331)	(2,974)	(2,640)

Net written premiums	$10,740	$11,528	$16,843	$18,313

Net earned premiums	$9,731	$8,789	$19,164	$16,846

Gross written premiums at American Southern decreased $0.6 million, or 4.8%, during the three month period ended June 30, 2011, and $1.1 million, or 5.4%, during the six month period ended June 30, 2011, from the comparable periods in 2010.  The decrease in gross written premiums during the three month and six month periods ended June 30, 2011 was primarily attributable to the change in the policy term of one of the company’s state contracts.  The contract was originally renewed at the beginning of the 2010 second quarter.  Subsequent thereto in the 2010 fourth quarter, the initial contract was cancelled after a six month period and re-written with a new annual policy term incepting in October 2010.  Consequently, the annualized gross written premiums from this contract were not included in the three month and six month periods ended June 30, 2011 but were included in the 2010 comparable periods, thereby contributing to the decrease in the 2011 written premiums.  The change in the policy term of this state contract did not impact earned premiums.  Also contributing to the decrease in gross written premiums during the three month and six month periods ended June 30, 2011 was the continued decline in the general liability line of business resulting from continued weakness in the construction industry.  However, partially offsetting the decrease in gross written premiums was a significant increase in commercial automobile business and increased writings of performance bonds.

Ceded premiums increased $0.2 million, or 13.2%, during the three month period ended June 30, 2011, and $0.3 million, or 12.7%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  The increase in ceded premiums during the three month and six month periods ended June 30, 2011 was primarily due to the increase in the related earned premiums.  As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.  Also contributing to the increase in ceded premiums was an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Commercial automobile	$6,454	$5,415	$12,569	$10,020
General liability	1,067	1,282	2,200	2,593
Property	495	609	1,003	1,215
Surety	1,715	1,483	3,392	3,018

Total	$9,731	$8,789	$19,164	$16,846

Net earned premiums increased $0.9 million, or 10.7%, during the three month period ended June 30, 2011, and $2.3 million, or 13.8%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  The increase in net earned premiums during the three month and six month periods ended June 30, 2011 was primarily attributable to the increase in commercial automobile business generated in the current year and the increased volume of commercial automobile premiums written in the second half of 2010.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediate prior year.

The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2011 and for the comparable periods in 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Loss ratio	59.6%	64.1%	57.9%	59.8%
Expense ratio	40.2%	41.6%	41.1%	42.5%

Combined ratio	99.8%	105.7%	99.0%	102.3%

The loss ratio for the three month period ended June 30, 2011 decreased to 59.6% from 64.1% in the three month period ended June 30, 2010 and to 57.9% in the six month period ended June 30, 2011 from 59.8% in the comparable period of 2010. The decrease in the loss ratio for the three month and six month periods ended June 30, 2011 was primarily attributable to more favorable loss experience in the general liability and commercial automobile lines of business during 2011 as compared to the same periods of 2010.

The expense ratio for the three month period ended June 30, 2011 decreased to 40.2% from 41.6% in the three month period ended June 30, 2010 and to 41.1% in the six month period ended June 30, 2011 from 42.5% in the comparable period of 2010.  The decrease in the expense ratio in the three month and six month periods ended June 30, 2011 was primarily due to a non-recurring charge of $0.3 million in the three month and six month periods ended June 30, 2010 that resulted from the termination and final settlement of the company’s qualified defined benefit plan.  No similar charge was recorded in the three month or six month periods ended June 30, 2011.  Also contributing to the decrease in the expense ratio was the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Medicare supplement	$12,510	$11,441	$24,764	$22,798
Other health	1,065	1,180	2,106	2,303
Life	2,891	2,977	5,585	5,798

Total	$16,466	$15,598	$32,455	$30,899

Premium revenue at Bankers Fidelity increased $0.9 million, or 5.6%, during the three month period ended June 30, 2011, and $1.6 million, or 5.0%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  Premiums from the Medicare supplement line of business increased $1.1 million, or 9.3%, during the three month period ended June 30, 2011, and $2.0 million, or 8.6%, during the six month period ended June 30, 2011, due primarily to new business issued and overall rate increases on renewal business.  Other health products premiums decreased $0.1 million and $0.2 million, respectively, during the same comparable periods, primarily as a result of decreased business activities with group associations.  Premiums from the life insurance line of business decreased $0.1 million, or 2.9%, during the three month period ended June 30, 2011, and $0.2 million, or 3.7% during the six month period ended June 30, 2011, due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Benefits and losses	$12,418	$11,791	$23,754	$22,748
Commissions and other expenses	4,994	4,871	10,106	9,656

Total expenses	$17,412	$16,662	$33,860	$32,404

Benefits and losses increased $0.6 million, or 5.3%, during the three month period ended June 30, 2011, and $1.0 million, or 4.4%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  As a percentage of premiums, benefits and losses decreased to 75.4% in the three month period ended June 30, 2011 from 75.6% in the three month period ended June 30, 2010.  For the six month period ended June 30, 2011, this ratio decreased to 73.2% from 73.6% in the comparable period in 2010.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2011 was primarily due to the increase in recent years’ new life business, which mitigated higher claims associated with the continued aging of the existing life business, partially offset by increased claims in the Medicare supplement line of business.

Commissions and other expenses increased $0.1 million, or 2.5%, during the three month period ended June 30, 2011, and $0.5 million, or 4.7%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  The increase in commissions and other expenses for the three month and six month periods ended June 30, 2011 was directly related to the increased level of premiums earned.  As a percentage of premiums, these expenses decreased to 30.3% in the three month period ended June 30, 2011 from 31.2% in the three month period ended June 30, 2010.  For the six month period ended June 30, 2011, this ratio decreased only slightly to 31.1% from 31.3% in the comparable period in 2010.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.1 million, or 4.5%, during the three month period ended June 30, 2011, and $0.1 million, or 2.5%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in the three month and six month periods ended June 30, 2011 as compared to the same periods of 2010.  During the three month period ended June 30, 2010, a large number of fixed maturities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which were initially reinvested in lower yielding cash equivalents.

The Company had net realized investment gains of $0.1 million during the six month period ended June 30, 2011, compared to net realized investment gains of $13,000 in the six month period ended June 30, 2010.   Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense remained relatively unchanged during the three month and six month periods ended June 30, 2011 from the comparable periods in 2010. Interest expense on the Company’s bank debt and outstanding trust preferred obligations is directly related to the average London Interbank Offered Rate (“LIBOR”), which likewise has remained relatively unchanged over the past twelve months.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.9 million, or 10.4%, during the three month period ended June 30, 2011, and $1.7 million, or 9.4%, during the six month period ended June 30, 2011, over the comparable periods in 2010.  The increase in other expenses for the three month and six month periods ended June 30, 2011 was primarily attributable to increased commission and underwriting costs associated with increased premiums and increased profit sharing commissions at American Southern due to more favorable loss experience.  During the three month and six month periods ended June 30, 2011, profit sharing commissions at American Southern increased $0.3 million and $0.5 million, respectively, over the comparable periods in 2010.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they submit to the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will decrease.  Further, during the three month and six month periods ended June 30, 2011, there were increased compensation accruals of $0.4 million related to the Company’s improved operational performance as compared with the same periods in 2010.  Partially offsetting the increase in other expenses in the three month and six month periods ended June 30, 2011 was the non-recurring charge of $0.3 million that resulted from the termination and final settlement of the Company’s qualified defined benefit plan in the three month period ended June 30, 2010.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 37.7% in the three month period ended June 30, 2011 from 36.7% in the three month period ended June 30, 2010.  For the six month period ended June 30, 2011, this ratio increased to 38.8% from 38.3% in the comparable period in 2010. The increase in the expense ratio for the three month and six month periods ended June 30, 2011 was primarily due to the increase in compensation and profit sharing commissions accruals discussed previously.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2011 and 2010, respectively, resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change.  The actual current year DRD can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements.  Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges.  The Company’s primary sources of cash are written premiums, investment income, proceeds from the sale and maturity of its invested assets and, if necessary, available borrowings under the Credit Agreement (defined below).  The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At June 30, 2011, the Parent had approximately $25.0 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $3.2 million for the six month period ended June 30, 2011 compared to statutory net income of $2.7 million for the six month period ended June 30, 2010.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2011, American Southern had $39.0 million of statutory surplus and Bankers Fidelity had $32.3 million of statutory surplus. In 2011, dividend payments by the Parent’s insurance subsidiaries in excess of $6.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $5.0 million at June 30, 2011.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the six month period ended June 30, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.  On July 1, 2011, the Company and Wells Fargo entered into the fourth amendment to the Credit Agreement (the “Fourth Amendment”).  The Fourth Amendment provides for the extension of the term of the Credit Agreement to August 31, 2011.  The Company is in process of negotiating a further extension of the expiration of the Credit Agreement.  While the Company currently believes that it will be able to timely enter into an extension to the Credit Agreement or a replacement credit facility, on substantially similar terms, no assurances thereof can be provided that any extension or replacement would be available to the Company on acceptable terms, or at all.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $41.2 million of Junior Subordinated Debentures have a maturity of thirty years from their original date of issuance, are callable, in whole or in part, only at the option of the Company, five years after their respective dates of issue and quarterly thereafter, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2011, the effective interest rate was 4.31%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through June 30, 2011, these payments to Wells Fargo under the zero cost interest rate collar have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform, based on the current level of interest rates, and coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2011, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2011, the Company had accrued, but unpaid, dividends on the Series D Preferred Stock totaling $0.3 million.

Net cash used in operating activities was $1.0 million in the six month period ended June 30, 2011, compared to net cash provided by operating activities of $0.5 million in the six month period ended June 30, 2010.  Cash and cash equivalents decreased from $28.3 million at December 31, 2010 to $24.7 million at June 30, 2011.  The decrease in cash and cash equivalents during the six month period ended June 30, 2011 was primarily due to an increased level of investing exceeding normal sales and maturities.  Also contributing to the decrease was the payment of $0.5 million in dividends on the Company’s common stock in the second quarter of 2011.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2011	15,920	$2.12	15,920	417,419
May 1 – May 31, 2011	2,760	2.08	2,760	414,659
June 1 – June 30, 2011	2,825	2.02	2,825	411,834

Total	21,505	$2.10	21,505

Item 6.  Exhibits

10.1	Fourth Amendment to Credit Agreement, dated July 1, 2011, by and between Atlantic American Corporation and Wells Fargo Bank, National Association.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2011	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number     Title

10.1	Fourth Amendment to Credit Agreement, dated July 1, 2011, by and between Atlantic American Corporation and Wells Fargo Bank, National Association.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.