Form 10-Q
period 2011-09-30
ATLANTIC AMERICAN CORP
filed 2011-11-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2011
OR

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 7, 2011, was 22,400,694.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value)

ASSETS

	Unaudited
	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$22,385	$28,325
Investments:
Fixed maturities (cost: $189,959 and $171,882)	206,688	171,648
Common and non-redeemable preferred stocks (cost: $9,979 and $9,979)	7,978	8,524
Other invested assets (cost: $591 and $980)	591	980
Policy and student loans	2,231	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	218,764	184,628
Receivables:
Reinsurance	15,016	14,301
Investment sales pending settlement	675	15,438
Insurance premiums and other (net of allowance for doubtful accounts: $423 and $442)	9,487	7,051
Deferred income taxes, net	-	3,228
Deferred acquisition costs	23,396	21,239
Other assets	1,010	1,228
Goodwill	2,128	2,128
Total assets	$292,861	$277,566
LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$62,446	$60,811
Unearned premiums	21,168	21,170
Losses and claims	56,030	53,961
Other policy liabilities	1,548	1,960
Total policy liabilities	141,192	137,902
Accounts payable and accrued expenses	12,385	15,733
Deferred income taxes, net	2,920	-
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	197,735	194,873

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,373,900; shares outstanding: 22,223,394 and 22,257,035	22,374	22,374
Additional paid-in capital	57,129	57,129
Retained earnings	6,928	5,389
Accumulated other comprehensive income (loss)	8,858	(2,107)
Treasury stock, at cost: 150,506 and 116,865 shares	(233)	(162)
Total shareholders’ equity	95,126	82,693
Total liabilities and shareholders’ equity	$292,861	$277,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Insurance premiums	$27,211	$24,577	$78,830	$72,322
Investment income	2,652	2,302	7,912	7,435
Realized investment gains, net	903	211	974	224
Other income	34	56	212	215
Total revenue	30,800	27,146	87,928	80,196

Benefits and expenses:
Insurance benefits and losses incurred	19,301	16,451	54,153	49,266
Commissions and underwriting expenses	6,746	7,409	22,192	21,376
Interest expense	653	660	1,940	1,955
Other	2,332	2,045	6,915	6,381
Total benefits and expenses	29,032	26,565	85,200	78,978

Income before income taxes	1,768	581	2,728	1,218

Income tax expense	64	56	363	200

Net income	1,704	525	2,365	1,018

Preferred stock dividends	(127)	(127)	(381)	(381)

Net income applicable to common stock	$1,577	$398	$1,984	$637

Net income per common share (basic and diluted)	$.07	$.02	$.09	$.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2011	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2010	$70	$22,374	$57,129	$5,389	$(2,107)	$(162)	$82,693
Comprehensive income:
Net income	-	-	-	2,365	-	-	2,365
Increase in unrealized investment gains	-	-	-	-	16,416	-	16,416
Fair value adjustment to derivative financial instrument	-	-	-	-	453	-	453
Deferred income tax attributable to other comprehensive income	-	-	-	-	(5,904)	-	(5,904)
Total comprehensive income							13,330
Dividends declared on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	(71)	(71)
Balance, September 30, 2011	$70	$22,374	$57,129	$6,928	$8,858	$(233)	$95,126

Nine Months Ended September 30, 2010
Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470
Comprehensive income:
Net income	-	-	-	1,018	-	-	1,018
Increase in unrealized investment gains	-	-	-	-	13,879	-	13,879
Fair value adjustment to derivative financial instrument	-	-	-	-	(251)	-	(251)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(4,770)	-	(4,770)
Total comprehensive income							9,876
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	(26)	(26)
Balance, September 30, 2010	$70	$22,374	$57,129	$4,041	$3,453	$(128)	$86,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,365	$1,018
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	7,816	7,250
Acquisition costs deferred	(9,239)	(8,355)
Realized investment gains	(974)	(224)
Increase in insurance reserves	2,454	3,900
Depreciation and amortization	283	292
Deferred income tax expense	244	853
Increase in receivables, net	(3,149)	(2,307)
Decrease in other liabilities	(124)	(1,524)
Other, net	302	(580)
Net cash (used in) provided by operating activities	(22)	323

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	46,450	73,142
Investments purchased	(51,804)	(28,611)
Additions to property and equipment	(48)	(50)
Net cash (used in) provided by investing activities	(5,402)	44,481

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(445)	-
Purchase of shares for treasury	(71)	(26)
Net cash used in financing activities	(516)	(26)

Net (decrease) increase in cash and cash equivalents	(5,940)	44,778
Cash and cash equivalents at beginning of period	28,325	20,129
Cash and cash equivalents at end of period	$22,385	$64,907

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,945	$1,962
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The Company’s results of operations for the three month and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or for any other future period.

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

Note 2.  Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities test goodwill for impairment.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Intangibles – Goodwill and Other (Topic 350). Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one).  If the fair value of the reporting unit is less than its carrying value, then the second step of the test must be performed to measure the amount of impairment loss.  ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company expects to adopt ASU 2011-08 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and should include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 does not change: the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income; the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented; and how earnings per share are calculated or presented. ASU 2011-05 should be applied retrospectively.  For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted. The Company expects to adopt ASU 2011-05 on January 1, 2012.  As ASU 2011-05 changes only the presentation of certain financial statement information, there will be no impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements.  ASU 2011-04 is to be applied prospectively.  For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011.  Early adoption by public companies is not permitted.  The Company expects to adopt the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

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

Note 3.  Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before tax for each business unit for the three month and nine month periods ended September 30, 2011 and 2010.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
American Southern	$10,446	$9,825	$31,928	$28,924
Bankers Fidelity	20,212	17,162	55,505	50,814
Corporate and Other	142	159	495	458

Total revenue	$30,800	$27,146	$87,928	$80,196

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
American Southern	$974	$1,256	$3,491	$3,128
Bankers Fidelity	2,391	546	3,824	1,793
Corporate and Other	(1,597)	(1,221)	(4,587)	(3,703)

Income before income taxes	$1,768	$581	$2,728	$1,218

Note 4. Credit Arrangements

Bank Debt

At September 30, 2011, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association, successor-in-interest by merger to Wachovia Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  On August 31, 2011, the Company and Wells Fargo entered into the fifth amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment provided for the extension of the term of the Credit Agreement to August 31, 2012.  During the nine month period ended September 30, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of September 30, 2011 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2011	18,042	23,196
Balance December 31, 2010	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5. Derivative Financial Instruments

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through September 30, 2011, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current counterparty risk exposure is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at September 30, 2011 was a liability of approximately $1,100 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.  Reconciliation of Other Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net realized gains on investments included in net income	$903	$211	$974	$224

Other components of comprehensive income:
Net pre-tax unrealized gains on investments arising during period	$14,806	$4,300	$17,054	$14,103
Reclassification adjustment	(567)	(211)	(638)	(224)
Net pre-tax unrealized gains on investments recognized in other comprehensive income	14,239	4,089	16,416	13,879
Fair value adjustment to derivative financial instrument	188	(65)	453	(251)
Deferred income tax attributable to other comprehensive income	(5,049)	(1,409)	(5,904)	(4,770)
Change in accumulated other comprehensive income	9,378	2,615	10,965	8,858
Accumulated other comprehensive income (loss), beginning of period	(520)	838	(2,107)	(5,405)
Accumulated other comprehensive income, end of period	$8,858	$3,453	$8,858	$3,453

Note 7.  Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$1,704	22,226

Less preferred stock dividends	(127)

Net income applicable to common shareholders	1,577	22,226	$.07

Diluted Earnings Per Common Share:

Effect of dilutive stock options		146

Net income applicable to common shareholders	$1,577	22,372	$.07

	Three Months Ended September 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$525	22,281

Less preferred stock dividends	(127)

Net income applicable to common shareholders	398	22,281	$.02

Diluted Earnings Per Common Share:

Effect of dilutive stock options		31

Net income applicable to common shareholders	$398	22,312	$.02

	Nine Months Ended September 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$2,365	22,239

Less preferred stock dividends	(381)

Net income applicable to common shareholders	1,984	22,239	$.09

Diluted Earnings Per Common Share:

Effect of dilutive stock options		157

Net income applicable to common shareholders	$1,984	22,396	$.09

	Nine Months Ended September 30, 2010
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:

Net income	$1,018	22,286

Less preferred stock dividends	(381)

Net income applicable to common shareholders	637	22,286	$.03

Diluted Earnings Per Common Share:

Effect of dilutive stock options		32

Net income applicable to common shareholders	$637	22,318	$.03

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.  Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Federal income tax provision at statutory rate of 35%	$619	$203	$955	$426
Dividends-received deduction	(60)	(55)	(130)	(147)
Small life insurance company deduction	(187)	-	(187)	-
Other permanent differences	4	16	37	29
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(361)	-	(361)	-
Adjustment for prior years’ estimates to actual	49	(108)	49	(108)
Income tax expense	$64	$56	$363	$200

The components of the income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current - Federal	$115	$(659)	$119	$(653)
Deferred - Federal	310	715	605	853
Change in deferred tax asset valuation allowance	(361)	-	(361)	-
Total	$64	$56	$363	$200

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2011 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”), the change in deferred tax asset valuation allowance and the provision-to-filed return adjustments. The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was primarily due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $49 in the three month and nine month periods ended September 30, 2011.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2010 resulted from the DRD and the provision-to-filed return adjustments.  The provision-to-filed return adjustments of $108 for the three month and nine month periods ended September 30, 2010 were primarily due to adjustments related to the carryback and utilization of capital losses on investments in the Company’s life and health operation.

Note 9.  Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 10.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$38,031	$4,167	$-	$33,864
Obligations of states and political subdivisions	17,109	1,829	-	15,280
Corporate securities:
Utilities and telecom	18,452	2,537	-	15,915
Financial services	31,495	734	2,322	33,083
Media	2,437	84	-	2,353
Other business – diversified	46,376	4,380	41	42,037
Other consumer – diversified	45,320	5,595	-	39,725
Total corporate securities	144,080	13,330	2,363	133,113
Redeemable preferred stocks:
Utilities and telecom	2,694	194	-	2,500
Financial services	4,581	18	446	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,468	212	446	7,702
Total fixed maturities	206,688	19,538	2,809	189,959
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,104	140	-	964
Financial services	5,052	517	254	4,789
Media	643	-	2,555	3,198
Other business – diversified	107	60	-	47
Other consumer – diversified	1,072	91	-	981
Total equity securities	7,978	808	2,809	9,979
Other invested assets	591	-	-	591
Policy and student loans	2,231	-	-	2,231
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238

Total investments	$218,764	$20,346	$5,618	$204,036

	December 31, 2010
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$46,630	$1,454	$52	$45,228
Obligations of states and political subdivisions	21,007	32	876	21,851
Corporate securities:
Utilities and telecom	23,010	1,079	355	22,286
Financial services	21,400	324	1,745	22,821
Media	2,506	153	-	2,353
Other business – diversified	25,919	422	529	26,026
Other consumer – diversified	23,532	149	232	23,615
Total corporate securities	96,367	2,127	2,861	97,101
Redeemable preferred stocks:
Utilities and telecom	2,670	170	-	2,500
Financial services	4,781	22	250	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,644	192	250	7,702
Total fixed maturities	171,648	3,805	4,039	171,882
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,073	109	-	964
Financial services	5,461	754	82	4,789
Media	885	-	2,313	3,198
Other business – diversified	120	73	-	47
Other consumer – diversified	985	4	-	981
Total equity securities	8,524	940	2,395	9,979
Other invested assets	980	-	-	980
Policy and student loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238

Total investments	$184,628	$4,745	$6,434	$186,317

The amortized cost and carrying value of fixed maturities at September 30, 2011 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Carrying Value	Amortized Cost
Due in one year or less	$3,384	$3,350
Due after one year through five years	8,193	7,656
Due after five years through ten years	30,928	30,066
Due after ten years	163,035	147,893
Varying maturities	1,148	994
Totals	$206,688	$189,959

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and U.S. Government agencies	$38,031	$33,864	$4,167	$46,630	$45,228	$1,402
Obligations of states and political subdivisions	17,109	15,280	1,829	21,007	21,851	(844)
Utilities and telecom	22,250	19,379	2,871	26,753	25,750	1,003
Financial services	41,128	42,881	(1,753)	31,642	32,619	(977)
Media (1)	3,080	5,551	(2,471)	3,391	5,551	(2,160)
Other business – diversified	46,483	42,084	4,399	26,039	26,073	(34)
Other consumer – diversified	46,585	40,899	5,686	24,710	24,789	(79)
Other investments	4,098	4,098	-	4,456	4,456	-
Investments	$218,764	$204,036	$14,728	$184,628	$186,317	$(1,689)

(1)
Media includes related party investments in Gray Television, Inc. with an amortized cost basis of $3,198 and which had an aggregate carrying value of $643 and $885 at September 30, 2011 and December 31, 2010, respectively.

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$18,166	$850	$3,487	$1,513	$21,653	$2,363
Redeemable preferred stocks	-	-	2,823	446	2,823	446
Equity securities	1,801	215	1,870	2,594	3,671	2,809
Total temporarily impaired securities	$19,967	$1,065	$8,180	$4,553	$28,147	$5,618

	December 31, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,490	$52	$-	$-	$5,490	$52
Obligations of states and political subdivisions	18,919	876	-	-	18,919	876
Corporate securities	40,426	1,263	3,402	1,598	43,828	2,861
Redeemable preferred stocks	2,188	53	2,072	197	4,260	250
Equity securities	972	28	3,114	2,367	4,086	2,395
Total temporarily impaired securities	$67,995	$2,272	$8,588	$4,162	$76,583	$6,434

The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates.  In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

As of September 30, 2011, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities and common and non-redeemable preferred stocks within the financial services and media sectors.  Investments in the media sector include related party investments in Gray Television, Inc., which had unrealized losses of $2,555 as of September 30, 2011.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.  Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2011.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments.  The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date.  The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities.  The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturity securities, as well as its non-redeemable preferred stocks.  In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  The Company’s financial instruments valued using Level 3 criteria include certain fixed maturity securities and a zero cost interest rate collar.  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources.  As of September 30, 2011, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,994 and the value of the zero cost interest rate collar was a liability of $1,100 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of September 30, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$204,694	$1,994	$206,688
Equity securities	3,078	4,900	-	7,978
Cash equivalents	21,586	-	-	21,586

Total	$24,664	$209,594	$1,994	$236,252

Liabilities:
Derivative	$-	$-	$1,100	$1,100

As of December 31, 2010, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$169,705	$1,943	$171,648
Equity securities	3,273	5,251	-	8,524
Cash equivalents	27,630	-	-	27,630

Total	$30,903	$174,956	$1,943	$207,802

Liabilities:
Derivative	$-	$-	$1,553	$1,553

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2011.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2010	$1,943	$(1,553)
Total unrealized gains (losses) included in total comprehensive income	(197)	191
Balance, March 31, 2011	$1,746	$(1,362)
Total unrealized gains included in total comprehensive income	41	74
Balance, June 30, 2011	$1,787	$(1,288)
Total unrealized gains included in total comprehensive income	207	188
Balance, September 30, 2011	$1,994	$(1,100)

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

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the three month and nine month periods ended September 30, 2011. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s critical accounting policies and the resultant estimates considered most significant by management, which policies and estimates do not differ materially from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  These accounting policies inherently require significant judgment and assumptions, and actual operating results could differ significantly from management’s estimates determined using these policies.  Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at September 30, 2011.  This liability includes estimates for: 1) unpaid losses on claims reported prior to September 30, 2011, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to September 30, 2011 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to September 30, 2011.  Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period.  Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to September 30, 2011 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method.  Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses.  The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method.  Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted.  In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 32% of the Company’s total liabilities at September 30, 2011.  These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation.  The assumed mortality and withdrawal rates are based upon the Company’s experience.  If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at September 30, 2011.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized.  The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner.  Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves.  The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).  Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums.  Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 9% of the Company’s total assets at September 30, 2011.  Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the Company’s reinsurers using various data sources.  Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company.  Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable.  Losses are recognized when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 82% of the Company’s total assets at September 30, 2011.  Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations.  The Company carries all investments as available for sale and, accordingly, at their estimated fair values.  The Company owns certain fixed maturity securities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.0 million at September 30, 2011.  Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility.  On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time.  When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment.  The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.  If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value.  While such write down will not impact the reported value of the investment in the Company’s balance sheet, it will be reflected as a realized investment loss in the Company’s consolidated statements of operations.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”).  The fair values for fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations.  See Note 10 of the accompanying notes to condensed consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Deferred income taxes comprised 1% of the Company’s total liabilities at September 30, 2011.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes.  These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax asset to the amount that is deemed more likely than not to be realized.  In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable, or expected to be applicable, to the Company, see Note 2 of the accompanying notes to the condensed consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $1.7 million, or $0.07 per diluted share, for the three month period ended September 30, 2011, compared to net income of $0.5 million, or $0.02 per diluted share, for the three month period ended September 30, 2010. The Company had net income of $2.4 million, or $0.09 per diluted share, for the nine month period ended September 30, 2011, compared to net income of $1.0 million, or $0.03 per diluted share, for the nine month period ended September 30, 2010. The increase in net income in the three month and nine month periods ended September 30, 2011 was primarily due to an increase in premium revenue, investment income and realized gains, while maintaining a relatively consistent level of fixed expenses.  Premium revenue for the three month period ended September 30, 2011 increased $2.6 million, or 10.7%, to $27.2 million. For the nine month period ended September 30, 2011, premium revenue increased $6.5 million, or 9.0%, to $78.8 million.  The increase in premium revenue in the three month and nine month periods ended September 30, 2011 was primarily attributable to increases in the Medicare supplement and commercial automobile business.  Partially offsetting the increase in premiums were declines in general liability premiums.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Gross written premiums	$11,919	$11,050	$31,736	$32,003
Ceded premiums	(1,631)	(1,412)	(4,605)	(4,052)

Net written premiums	$10,288	$9,638	$27,131	$27,951

Net earned premiums	$9,023	$8,775	$28,187	$25,621

Gross written premiums at American Southern increased $0.9 million, or 7.9%, during the three month period ended September 30, 2011 over the three month period ended September 30, 2010, and decreased slightly during the nine month period ended September 30, 2011, from the comparable period in 2010.  The increase in gross written premiums during the three month period ended September 30, 2011 was primarily attributable to an increase in commercial automobile written premium of $0.5 million from one of the company’s existing governmental accounts due to a current period pricing adjustment.  The decrease in gross written premiums during the nine month period ended September 30, 2011 was primarily attributable to the change in the policy term of one of the company’s state contracts.  The contract was originally renewed in the 2010 second quarter.  Subsequent thereto in the 2010 fourth quarter, the contract was cancelled and re-written with a new annual policy term incepting in October 2010.  Consequently, the annualized gross written premium from this contract was not included in the nine month period ended September 30, 2011 but was included in the 2010 comparable period, resulting in the decrease in written premiums in the nine month period ended September 30, 2011.  The change in the policy term of this contract did not impact earned premiums.  Also contributing to the decrease in gross written premiums during the nine month period ended September 30, 2011 was the continued decline in the general liability line of business resulting from continued weakness in the construction industry.  Partially offsetting the decrease in gross written premiums was the increase in commercial automobile business and increased writings of performance bonds.

Ceded premiums increased $0.2 million, or 15.5%, during the three month period ended September 30, 2011, and $0.6 million, or 13.6%, during the nine month period ended September 30, 2011, over the comparable periods in 2010.  The increase in ceded premiums during the three month and nine month periods ended September 30, 2011 was primarily due to the increase in the related earned premiums.  As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.  Also contributing to the increase in ceded premiums was an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Commercial automobile	$5,798	$5,401	$18,367	$15,421
General liability	958	1,254	3,158	3,847
Property	547	632	1,550	1,847
Surety	1,720	1,488	5,112	4,506

Total	$9,023	$8,775	$28,187	$25,621

Net earned premiums increased $0.2 million, or 2.8%, during the three month period ended September 30, 2011, and $2.6 million, or 10.0%, during the nine month period ended September 30, 2011, over the comparable periods in 2010.  The increase in net earned premiums during the three month and nine month periods ended September 30, 2011 was primarily attributable to the increase in commercial automobile and surety business generated in the current year and the increased volume of commercial automobile premiums written in the second half of 2010 from a new agent.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediate prior year.

The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2011 and for the comparable periods in 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Loss ratio	72.8%	56.6%	62.7%	58.7%
Expense ratio	32.2%	41.0%	38.2%	42.0%

Combined ratio	105.0%	97.6%	100.9%	100.7%

The loss ratio for the three month period ended September 30, 2011 increased to 72.8% from 56.6% in the three month period ended September 30, 2010 and to 62.7% in the nine month period ended September 30, 2011 from 58.7% in the comparable period of 2010. The increase in the loss ratio for the three month and nine month periods ended September 30, 2011 was primarily attributable to several large losses in the commercial automobile line of business and increased losses in the surety line of business, specifically related to contract bonds.

The expense ratio for the three month period ended September 30, 2011 decreased to 32.2% from 41.0% in the three month period ended September 30, 2010 and to 38.2% in the nine month period ended September 30, 2011 from 42.0% in the comparable period of 2010.  The decrease in the expense ratio in the three month and nine month periods ended September 30, 2011 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  In periods where the loss ratio increases, commissions and underwriting expenses will decrease and conversely in periods where the loss ratio decreases, commissions and underwriting expenses will increase.  Also contributing to the decrease in the expense ratio in the nine month period ended September 30, 2011 was a non-recurring charge of $0.3 million in the nine month period ended September 30, 2010 that resulted from the termination and final settlement of the company’s qualified defined benefit plan.  No similar charge was recorded in the nine month period ended September 30, 2011.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Medicare supplement	$14,196	$11,834	$38,960	$34,632
Other health	1,103	1,185	3,209	3,488
Life	2,889	2,783	8,474	8,581

Total	$18,188	$15,802	$50,643	$46,701

Premium revenue at Bankers Fidelity increased $2.4 million, or 15.1%, during the three month period ended September 30, 2011, and $3.9 million, or 8.4%, during the nine month period ended September 30, 2011, over the comparable periods in 2010.  Premiums from the Medicare supplement line of business increased $2.4 million, or 20.0%, during the three month period ended September 30, 2011, and $4.3 million, or 12.5%, during the nine month period ended September 30, 2011, due primarily to new business issued and overall rate increases on renewal business.  Other health product premiums decreased $0.1 million and $0.3 million, respectively, during the same comparable periods, primarily as a result of decreased business activities with group associations.  Premiums from the life insurance line of business increased $0.1 million, or 3.8%, during the three month period ended September 30, 2011.  For the nine month period ended September 30, 2011, life insurance premiums decreased slightly from the comparable period in 2010 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2011 and the comparable periods in 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Benefits and losses	$12,736	$11,483	$36,490	$34,231
Commissions and other expenses	5,085	5,134	15,191	14,790

Total expenses	$17,821	$16,617	$51,681	$49,021

Benefits and losses increased $1.3 million, or 10.9%, during the three month period ended September 30, 2011, and $2.3 million, or 6.6%, during the nine month period ended September 30, 2011, over the comparable periods in 2010.  As a percentage of premiums, benefits and losses decreased to 70.0% in the three month period ended September 30, 2011 from 72.7% in the three month period ended September 30, 2010.  For the nine month period ended September 30, 2011, this ratio decreased to 72.1% from 73.3% in the comparable period in 2010.  The decrease in the loss ratio for the three month period ended September 30, 2011 was primarily attributable to more favorable loss experience in the Medicare supplement line of business as compared to the same period in 2010.  The decrease in the loss ratio for the nine month period ended September 30, 2011 was primarily due to the increase in recent years’ new life business, which mitigated higher claims associated with the continued aging of the existing life business.

Commissions and other expenses decreased slightly during the three month period ended September 30, 2011 from the three month period ended September 30, 2010, and increased $0.4 million, or 2.7%, during the nine month period ended September 30, 2011, over the comparable period in 2010.  As a percentage of premiums, these expenses decreased to 28.0% in the three month period ended September 30, 2011 from 32.5% in the three month period ended September 30, 2010.  For the nine month period ended September 30, 2011, this ratio decreased slightly to 30.0% from 31.7% in the comparable period in 2010.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2011 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.4 million, or 15.2%, during the three month period ended September 30, 2011, and $0.5 million, or 6.4%, during the nine month period ended September 30, 2011, over the comparable periods in 2010.  The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in the three month and nine month periods ended September 30, 2011 as compared to the same periods of 2010.  During the three month and nine month periods ended September 30, 2010, a large number of fixed maturities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which were generally reinvested in lower yielding cash equivalents until higher yielding quality replacement investments could be made.

The Company had net realized investment gains of $1.0 million during the nine month period ended September 30, 2011, compared to net realized investment gains of $0.2 million in the nine month period ended September 30, 2010.   The significant net realized investment gains in the nine month period ended September 30, 2011 were primarily due to the disposition of several of the Company’s investments in bond securities as well as a $0.3 million gain from the sale of an outparcel of land held within one of the Company’s real estate partnership interests.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense remained relatively unchanged during the three month and nine month periods ended September 30, 2011 from the comparable periods in 2010. Interest expense on the Company’s bank debt and outstanding trust preferred obligations is directly related to the average London Interbank Offered Rate (“LIBOR”), which likewise has remained relatively unchanged over the past two years.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.4 million, or 4.0%, during the three month period ended September 30, 2011 from the three month period ended September 30, 2010, and increased $1.4 million, or 4.9%, during the nine month period ended September 30, 2011, over the comparable period in 2010.  The decrease in other expenses for the three month period ended September 30, 2011 was primarily attributable to decreased commission accruals at American Southern due to recent loss experience.  During the three month and nine month periods ended September 30, 2011, commissions at American Southern decreased $0.8 million and $0.3 million, respectively, over the comparable periods in 2010.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they submit to the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will increase.  The increase in other expenses for the nine month period ended September 30, 2011 was primarily attributable to increased commission and underwriting costs associated with increased premiums.  Further, during the nine month period ended September 30, 2011, there were increased compensation accruals of $0.8 million related to the Company’s improved operating performance as compared with the same periods in 2010.  Partially offsetting the increase in other expenses in the nine month period ended September 30, 2011 was the decrease in commission accruals at American Southern described above and the non-recurring charge of $0.3 million that resulted from the termination and final settlement of the Company’s qualified defined benefit plan in the nine month period ended September 30, 2010.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 33.4% in the three month period ended September 30, 2011 from 38.5% in the three month period ended September 30, 2010.  For the nine month period ended September 30, 2011, this ratio decreased to 36.9% from 38.4% in the comparable period in 2010. The decrease in the expense ratio for the three month and nine month periods ended September 30, 2011 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses and a reduction in commission accruals discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2011 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”), the change in deferred tax asset valuation allowance and the provision-to-filed return adjustments. The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was primarily due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $49,000 in the three month and nine month periods ended September 30, 2011.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2010 resulted from the DRD and the provision-to-filed return adjustments.  The provision-to-filed return adjustments of $0.1 million for the three month and nine month periods ended September 30, 2010 were primarily due to adjustments related to the carryback and utilization of capital losses on investments in the Company’s life and health operation.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At September 30, 2011, the Parent had approximately $27.1 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $4.9 million for the nine month period ended September 30, 2011 compared to statutory net income of $4.5 million for the nine month period ended September 30, 2010.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2011, American Southern had $38.2 million of statutory surplus and Bankers Fidelity had $32.2 million of statutory surplus. In 2011, dividend payments by the Parent’s insurance subsidiaries in excess of $6.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries. The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries. It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $4.9 million at September 30, 2011.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  On August 31, 2011, the Company and Wells Fargo entered into the fifth amendment to the Credit Agreement (the “Fifth Amendment”).  The Fifth Amendment provided for the extension of the term of the Credit Agreement to August 31, 2012.  During the nine month period ended September 30, 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all terms of the Credit Agreement.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2011, the effective interest rate was 4.36%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through September 30, 2011, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2011, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s Chairman Emeritus. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2011, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.4 million.

Net cash used in operating activities was $22,000 in the nine month period ended September 30, 2011, compared to net cash provided by operating activities of $0.3 million in the nine month period ended September 30, 2010.  Cash and cash equivalents decreased from $28.3 million at December 31, 2010 to $22.4 million at September 30, 2011.  The decrease in cash and cash equivalents during the nine month period ended September 30, 2011 was primarily due to an increased level of investing exceeding normal sales and maturities.  Also contributing to the decrease was the payment of $0.4 million in dividends on the Company’s common stock in the second quarter of 2011.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.  An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2011	4,576	$2.08	4,576	407,258
August 1 – August 31, 2011	3,570	1.88	3,570	403,688
September 1 – September 30, 2011	-	-	-	403,688

Total	8,146	$2.00	8,146

Item 6.  Exhibits

10.1	Fifth Amendment to Credit Agreement, dated as of August 31, 2011, by and between Atlantic American Corporation and Wells Fargo Bank, National Association.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 14, 2011	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number               Title

10.1	Fifth Amendment to Credit Agreement, dated as of August 31, 2011, by and between Atlantic American Corporation and Wells Fargo Bank, National Association.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.