Form 10-K
period 2011-12-31
ATLANTIC AMERICAN CORP
filed 2012-03-26
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $13,668,943. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 9, 2012 there were 21,274,241 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Explanatory Note Relating to December 31, 2010 Financial Statements

As previously disclosed by Atlantic American Corporation on March 26, 2012, in connection with the preparation by the Company of its annual report on Form 10-K for the year ended December 31, 2011 (the "2011 Form 10-K"), the Company determined that other than temporary impairments on certain equity securities were more appropriately recognized as of December 31, 2010 than December 31, 2011. As a result, the Company determined that the previously issued financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 should no longer be relied upon, and that the Company would restate its financial results as of and for the year ended December 31, 2010.  Such restated financial results are included in this 2011 Form 10-K and a detailed discussion of the financial statement line items impacted is disclosed in Note 1 of Notes to Consolidated Financial Statements.

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

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers personal property, inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2011	2010
	(In thousands)
Automobile liability	$16,709	$14,399
Automobile physical damage	7,736	6,883
General liability	4,009	5,057
Property	2,086	2,479
Surety	6,974	6,121
Total	$37,514	$34,939

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 84.0% of Bankers Fidelity’s net earned premiums in 2011 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2011, 82.1% were health insurance policies and 17.9% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2011	2010
	(In thousands)
Life insurance	$11,192	$11,258
Medicare supplement	54,444	46,816
Other accident and health	4,321	4,600
Total health insurance	58,765	51,416
Total	$69,957	$62,674

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

Other Accident and Health Insurance coverages include several policies providing for the payment of standard benefits in connection with the treatment of diagnosed cancer, as well as a number of other policies providing nursing facility care, accident expense, hospital/surgical and disability coverages.

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

In the traditional independent agent arrangement, Bankers Fidelity enters into contractual arrangements with various regional sales directors and general agents responsible for marketing and other sales activities, who also, in turn, recommend appointment of other independent agents. The standard agreements set forth the commission arrangements and are terminable without cause by either party upon notice. Regional sales directors and general agents receive an override commission on sales made by agents sponsored by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated primarily on a commission basis. Using independent agents also enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

With the traditional independent agents, the company utilizes a lead generation system that rewards qualified agents with leads in accordance with certain production criteria. In addition, a protected territory is established for qualified agents, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory designed to produce an economically serviceable senior population. The Company believes that offering a lead generation system solves an agent’s most important dilemma -- prospecting -- and allows Bankers Fidelity to build long-term relationships with agents who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation system. In protected geographical areas, production per agent has historically compared favorably to unprotected areas served by the general brokerage division.

Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent multiple insurance companies. Broker-agents generally are not interested in developing relationships with any one particular insurance company but are more interested in matching a specific product with the specific needs of their clients. These agents, while a source of business, do not participate in the company’s lead generation system; but can qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Bankers Fidelity also has a number of agents, some of whom belong to marketing organizations that solicit business from various groups including employers, trade associations and/or other organizations. Depending on the group’s needs, these agents may target one specific product or a group of Bankers Fidelity’s products to market to a group’s members. Bankers Fidelity has also established a comprehensive worksite marketing program to diversify its distribution methods. These agents also do not participate in the company’s lead generation system; but can also qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Bankers Fidelity, in an effort to motivate all of its registered agents to market its products, offers the following: competitive products and commission structures, efficient claims service, prompt payment of commissions that vest immediately, simplified policy issuance procedures, periodic sales incentive programs and, as described above, for the traditional independent agents, protected sales territories determined based on specific counties and/or zip codes.

Bankers Fidelity has implemented an agent qualification process and had 2,153 licensed agents as of December 31, 2011. The agents concentrate their sales activities in both the accident and health or life insurance product lines. During 2011, approximately 820 of the licensed agents wrote policies on behalf of Bankers Fidelity.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to pre-inspect new underwritten accounts. The results of each insured are reviewed on an individual basis periodically. When results are below expectations, management takes corrective action which may include adjusting rates, revising underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and coverage limits. Approximately 95% of the annualized premiums for both life and health insurance sold during 2011 were derived from insurance written on a non-medical basis. For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with coverage amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates. Bankers Fidelity retains a maximum coverage amount of $100,000 with respect to any individual life policy (see “Reinsurance”).

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2011	2010
	(In thousands)
Balance at January 1	$53,961	$50,112
Less: Reinsurance recoverables	(14,226)	(11,489)
Net balance at January 1	39,735	38,623

Incurred related to:
Current year	73,980	69,779
Prior years (1)	(4,095)	(6,304)
Total incurred	69,885	63,475

Paid related to:
Current year	51,316	47,749
Prior years	16,301	14,614
Total paid	67,617	62,363
Reserves acquired	299	-
Net balance at December 31	42,302	39,735
Plus: Reinsurance recoverables	15,673	14,226
Balance at December 31	$57,975	$53,961

(1)
Favorable loss development from property and casualty operations for the years ended December 31, 2011 and 2010 was $3.1 million and $5.4 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2011, approximately 85% of the reserves related to property and casualty losses and approximately 15% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the upper end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health subsidiary generally incurs losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally includes general liability while the short-tail lines of business generally include property and automobile coverages.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2011 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$15,412	$10,207	$25,619
Personal automobile/physical damage	1,212	240	1,452
General & other liability	4,052	8,475	12,527
Other lines (including life)	5,057	4,762	9,819
Medicare supplement	183	6,611	6,794
Unallocated loss adjustment reserves	-	1,764	1,764
Total reserves for losses and claims	$25,916	$32,059	$57,975

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2011 actuarial review indicated that reserves could be as much as 15.4% lower or as much as 10.9% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2001 through 2011. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” for each year represents the aggregate change in such year’s estimates through the end of 2011. Furthermore, the amount of the redundancy for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of the reserves in the past may not necessarily occur in the future and there could be future events or actions that would impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies based on the data in the following table is not possible.

	Year Ended December 31,
	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
	(Dollars In thousands)
Reserve for Losses and LAE	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242

Cumulative paid as of:
One year later		15,183	10,486	13,627	11,630	18,010	14,254	16,521	13,772	15,825	18,093
Two years later			17,462	19,003	21,187	24,793	23,967	24,217	22,202	23,933	26,194
Three years later				22,197	23,993	29,338	27,235	28,775	26,673	28,487	31,257
Four years later					25,733	30,853	29,179	31,019	28,645	31,398	33,683
Five years later						31,486	30,629	31,594	30,257	32,820	35,134
Six years later							30,961	32,149	30,447	34,238	35,610
Seven years later								32,248	30,616	34,288	36,814
Eight years later									30,685	34,418	36,854
Nine years later										34,468	36,984
Ten years later											37,032

Ultimate losses and LAE reestimated as of:
End of year	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428	$46,242
One year later		39,999	32,563	31,649	33,663	35,590	34,897	37,280	35,706	42,235	39,628
Two years later			30,562	28,386	29,903	34,163	32,929	34,108	34,779	40,099	40,249
Three years later				27,570	29,077	33,499	31,560	33,338	31,710	39,260	38,877
Four years later					29,162	32,753	32,043	33,370	31,224	37,163	39,339
Five years later						33,049	32,085	33,090	31,049	37,133	39,067
Six years later							32,192	32,960	31,203	36,914	39,484
Seven years later								32,986	31,246	37,008	39,331
Eight years later									31,232	37,149	39,405
Nine years later										37,075	39,583
Ten years later											39,507

Cumulative redundancy		$6,093	$11,686	$17,358	$14,832	$12,606	$11,401	$9,324	$7,810	$7,353	$6,735
		13.2%	27.7%	38.6%	33.7%	27.6%	26.2%	22.0%	20.0%	16.6%	14.6%

Note: This analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance; therefore the total indicated redundancies may not ultimately be reflected in the Company’s net income.

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2011, $22.6 million of the $265.1 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products with a focus on the senior market. Bankers Fidelity believes that its primary competitors are Blue Cross / Blue Shield, Globe Life and Accident Insurance Company, Lincoln Heritage Life Insurance Company, Mutual of Omaha, Oxford Life Insurance Company, United Commercial Travelers of America, United World Life Insurance Company and Woodman of the World. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity offers a proprietary lead generation system to attract and retain traditional independent agents. Bankers Fidelity also actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2011, securities with an amortized cost of $6.1 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2011, American Southern and Bankers Fidelity were within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is used by rating agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2011, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2011		2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	15.7%	$46,630	25.3%
States, municipalities and political subdivisions	17,030	7.4	21,007	11.4
Public utilities	9,610	4.2	14,732	8.0
All other corporate bonds	147,349	64.1	81,635	44.2
Redeemable preferred stock	7,437	3.2	7,644	4.1
Total fixed maturities(1)	217,348	94.6	171,648	93.0
Common and non-redeemable preferred stocks(2)	8,348	3.6	8,524	4.6
Policy loans(3)	2,246	1.0	2,200	1.2
Other invested assets(4)	567	0.3	980	0.5
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.7
Total investments	$229,785	100.0%	$184,628	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $198.5 million as of December 31, 2011 and $171.9 million as of December 31, 2010.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $7.5 million as of December 31, 2011 and $7.7 million as of December 31, 2010.

(3)	Policy loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $0.6 million as of December 31, 2011 and $1.0 million as of December 31, 2010.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
		Restated
	2011	2010
	(Dollars in thousands)
Average investments(1)	$224,396	$219,040
Net investment income	10,410	9,579
Average yield on investments	4.6%	4.4%
Realized investment gains (losses), net(2)	27	(741)

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.
(2)
Includes other than temporary impairment charges in 2011 and 2010 of $1.2 million and $2.3 million, respectively, related to the write-down in the cost basis of certain bonds and common stocks. See Notes 1and 2 of Notes to Consolidated Financial Statements.

Management’s recent investment strategy has been to increase the investment in high quality, higher yielding corporate bonds and, to a lesser extent, in dividend yielding common and preferred stocks.

Employees

The Company and its subsidiaries employed 121 people at December 31, 2011. Of the 121 people employed at December 31, 2011, 119 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2011, his name, age, positions with the Company and business experience for the past five years, as well as any prior service with the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	49	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	55	Senior Vice President, CFO and Secretary	2002

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, assumed the title of Chairman of the board of directors. He is also a director, and serves as chief executive officer, of Gray Television, Inc. and was a director of Triple Crown Media, Inc. until December 2009.

Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002 and Secretary since May 2010. Prior to joining the Company in July 2002, he had been a partner of Arthur Andersen LLP since 1990. Mr. Sample is also a director of 1st Franklin Financial Corporation.

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

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, the majority shareholder of the Company. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 9, 2012, there were 4,075 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2011
1st quarter	$2.25	$1.84
2nd quarter	2.23	1.82
3rd quarter	2.11	1.62
4th quarter	2.05	1.26
2010
1st quarter	$1.60	$1.15
2nd quarter	1.99	1.06
3rd quarter	1.92	1.15
4th quarter	2.05	1.43

During 2011, the Company paid a special cash dividend of $0.02 per share. On February 21, 2012, the Company’s board of directors declared an annual cash dividend of $0.02 per share that will be payable to shareholders of record as of the close of business on March 30, 2012.  Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2011, the Parent held unrestricted cash and investment balances of $26.7 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2011, American Southern had $38.0 million of statutory surplus and Bankers Fidelity had $32.1 million of statutory surplus.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2011.

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2011	200		$1.88		200	403,488
November 1 – November 30, 2011	1,126,453	(1)	1.56	(1)	1,126,453	402,309
December 1 – December 31, 2011	-		-		-	402,309
Total	1,126,653		$1.56		1,126,653

(1)
Includes 1,125,274 shares of Company common stock acquired by the Company other than pursuant to the Repurchase Plan on November 21, 2011 in a privately negotiated transaction with an individual shareholder. Total consideration for this repurchase was $1.75 million, or approximately $1.56 per share.

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2011 and 2010, as restated (See Note 1 of Notes to Consolidated Financial Statements). This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 28% of the Company’s total liabilities at December 31, 2011. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2011, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2011 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2011. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company.  Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2011 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 31% of the Company’s total liabilities at December 31, 2011. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at December 31, 2011.  Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies.  Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at December 31, 2011. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 83% of the Company’s total assets at December 31, 2011. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.0 million at December 31, 2011. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations.

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

Deferred income taxes comprised 2% of the Company’s total liabilities at December 31, 2011. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax asset to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
		Restated
	2011	2010
	(In thousands)
Revenue
Property and Casualty:
American Southern	$42,390	$39,328
Life and Health:
Bankers Fidelity	75,366	67,357
Corporate and Other	576	204
Total revenue	$118,332	$106,889
Income (loss) before income taxes
Property and Casualty:
American Southern	$4,366	$4,419
Life and Health:
Bankers Fidelity	5,191	2,018
Corporate and Other	(6,242)	(5,816)
Income before income taxes	$3,315	$621
Net income	$3,290	$990

On a consolidated basis, the Company had net income of $3.3 million, or $0.12 per diluted share, in 2011, compared to restated net income of $1.0 million, or $0.02 per diluted share, in 2010. Included in net income in 2011 and 2010 were realized investment losses of $1.2 million and $2.3 million, respectively, related to the write-down in the cost basis of certain bonds and equity securities due to other than temporary impairments. In 2011, operating income (income before income taxes and realized gains or losses) was $3.3 million compared to $1.4 million in 2010.  The increase in operating income during 2011 was primarily due to an increase in premium revenue and investment income, while maintaining a relatively consistent level of fixed expenses.

Total revenue was $118.3 million in 2011 as compared to $106.9 million in 2010. Premium revenue increased to $107.5 million in 2011 from $97.6 million in 2010. The increase in premiums was primarily due to increases in Medicare supplement and commercial automobile business. The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in 2011 as compared to 2010. Also, included in total revenue were realized investment gains of $27,000 in 2011 compared to realized investment losses of $0.7 million in 2010. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $115.0 million in 2011 as compared to $106.3 million in 2010. Although total expenses increased, the Company’s overall underwriting results improved in 2011. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 96.0% and 97.3% in 2011 and 2010, respectively. The decrease in the ratio was primarily due to the increase in premium revenue in the life and health operations partially offset by higher loss ratios in the property and casualty operations.

The Company’s property and casualty operations are comprised of American Southern and the Company’s life and health operation consists of Bankers Fidelity.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Gross written premiums	$45,513	$43,505
Ceded premiums	(6,494)	(5,505)
Net written premiums	$39,019	$38,000
Net earned premiums	$37,514	$34,939
Net losses and loss adjustment expenses	24,210	21,208
Underwriting expenses	13,814	13,701
Underwriting income (loss)	$(510)	$30
Loss ratio	64.6%	60.7%
Expense ratio	36.8	39.2
Combined ratio	101.4%	99.9%

Gross written premiums at American Southern increased $2.0 million, or 4.6%, during 2011 as compared to 2010. The increase in gross written premiums was primarily attributable to an increase in commercial automobile business generated from several significant agents as well as an increased production of performance bonds in the surety line of business. Partially offsetting the increase in gross written premiums was the decline in the general liability line of business due to the loss of an agency and decreases in artisan programs resulting from continued weakness in the construction industry. During 2011, American Southern experienced higher loss ratios in the commercial automobile line of business as compared to 2010. Due to the unfavorable loss experience in 2011, several agencies were cancelled by American Southern in the first quarter of 2012. These agencies on a combined basis produced approximately $6.8 million in annualized commercial automobile business. In an effort to increase gross written premiums and diversify its business, American Southern continually evaluates new underwriting programs and expects to be able to offset the decrease in business writings from these cancelled agents.

Ceded premiums increased $1.0 million, or 18.0%, during 2011 as compared to 2010. The increase in ceded premiums was primarily due to the increase in the related earned premiums. As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase. Also contributing to the increase in ceded premiums was an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business as well as increased cession rates resulting from the renewal of the company’s reinsurance agreement in the fourth quarter of 2011.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2011	2010
	(In thousands)
Automobile liability	$16,709	$14,399
Automobile physical damage	7,736	6,883
General liability	4,009	5,057
Property	2,086	2,479
Surety	6,974	6,121
Total net earned premiums	$37,514	$34,939

Net earned premiums increased $2.6 million, or 7.4%, during 2011 as compared to 2010. The increase in net earned premiums during 2011 was primarily attributable to the increase in commercial automobile and surety business generated in the current year and the increased volume of commercial automobile premiums written in the second half of 2010 from a new agent. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year. The decrease in the general liability net earned premiums was due to the same reasons discussed previously. In 2011, American Southern’s five principal states in terms of premium revenue were Alabama, Florida, Georgia, Ohio, and Texas, and accounted for approximately 65% of total earned premiums for 2011.

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

The combined ratio for American Southern increased to 101.4% in 2011 from a combined ratio of 99.9% in 2010. The loss ratio increased to 64.6% in 2011 from 60.7% in 2010. The increase in the loss ratio during 2011 was primarily attributable to increases in the frequency and severity of claims in the commercial automobile line of business. Partially offsetting the increase in the loss ratio was more favorable loss development in the general liability and surety lines of business in 2011 as compared to 2010. The expense ratio decreased to 36.8% in 2011 from 39.2% in 2010. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. Also contributing to the decrease in the expense ratio in 2011 was a non-recurring charge of $0.3 million in 2010 that resulted from the termination and final settlement of the company’s qualified defined benefit pension plan.  No similar charge was recorded in 2011.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information develops. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2011, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 17.2% lower or as much as 12.0% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2011 and 2010 were $3.1 million and $5.4 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations from American Southern and the Company. The indicated redundancy in 2011 was $2.3 million less than that in 2010. After considering the impact on contingent commissions and other related accruals, the $2.3 million decline in the redundancy resulted in a decline in income from operations before tax of approximately $1.4 million in 2011 as compared to 2010. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. Approximately 80% of American Southern’s business provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2011	2010
	(In thousands)
Medicare supplement	$54,444	$46,816
Other health products	4,321	4,600
Life insurance	11,192	11,258
Total earned premiums	69,957	62,674

Insurance benefits and losses	49,404	45,646
Underwriting expenses	20,771	19,693
Total expenses	70,175	65,339
Underwriting loss	$(218)	$(2,665)

Premium revenue at Bankers Fidelity increased $7.3 million, or 11.6%, during 2011 as compared to 2010.  Premiums from the Medicare supplement line of business increased $7.6 million, or 16.3%, in 2011 as compared to 2010, due primarily to a significant increase in business generated from the company’s core producers, new business issued in the state of Missouri, and rate increases on renewal business. Other health products premiums decreased $0.3 million, or 6.1%, during 2011 as compared to 2010, primarily as a result of decreased business activities with group associations, partially offset by an increase in the sales of short-term care products. Premiums from the life insurance line of business decreased slightly in 2011 from 2010 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. In 2011, the company’s five principal states in terms of premium revenue, Georgia, Indiana, Ohio, Pennsylvania, and Utah, were consistent with those in 2010 and accounted for approximately 49% of total premiums for 2011.

Benefits and losses increased $3.8 million, or 8.2%, during 2011 as compared to 2010. As a percentage of premiums, benefits and losses were 70.6% in 2011 compared to 72.8% in 2010. The decrease in the loss ratio was primarily attributable to more favorable loss experience in the Medicare supplement line of business in 2011 as compared to 2010. Also contributing to the decrease in the loss ratio was the increase in recent years’ new life business, which mitigated higher claims associated with the continued aging of the existing life business.

Underwriting expenses increased $1.1 million, or 5.5%, during 2011 as compared to 2010. The increase in underwriting expenses during 2011 was primarily attributable to increased commission and underwriting costs associated with the higher volume of business as well as increases in advertising and agency related expenses. As a percentage of earned premiums, these expenses were 29.7% in 2011 compared to 31.4% in 2010. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

The indicated underwriting loss of $0.2 million in 2011 and $2.7 million in 2010 does not take into account investment income, which is a significant component in evaluating profitability; particularly in the life insurance business.

Investment Income and Realized Gains (Losses)

Investment income increased $0.9 million, or 8.7%, in 2011 as compared to 2010. The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in 2011 as compared to 2010. During 2010, a large number of fixed maturities held by the Company were redeemed by the issuers in accordance with the contractual terms thereof, the proceeds from which were generally reinvested in lower yielding cash equivalents until higher yielding quality replacement investments could be made.

The Company had net realized investment gains of $27,000 in 2011 compared to net realized investment losses of $0.7 million in 2010. The net realized investment gains in 2011 resulted from the disposition of several of the Company’s investments in fixed maturities and a $0.3 million gain from the sale of an outparcel of land held within one of the Company’s real estate partnership investments. Partially offsetting the 2011 realized investment gains was an other than temporary impairment charge of $1.2 million related to certain of the Company’s investments in certain bonds and equity securities.  The net realized investment losses in 2010 were primarily attributable to an other than temporary impairment charge of $2.3 million related to certain equity securities, partially offset by the gains on sales of certain fixed maturities and equity securities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense remained relatively unchanged in 2011 as compared to 2010. Interest expense on the Company’s bank debt and outstanding trust preferred obligations is directly related to the average London Interbank Offered Rate (“LIBOR”), which likewise has remained relatively unchanged over the past two years.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.0 million, or 5.4%, in 2011 as compared to 2010. The increase in other expenses during 2011 was primarily attributable to increased commission and underwriting costs in the life and health operation associated with the higher volume of business as well as increases in advertising and agency related expenses. Also contributing to the increase in other expenses during 2011 was an increase in discretionary compensation accruals of $0.4 million related to the Company’s improved operating performance. Partially offsetting the increase in other expenses in 2011 was the $0.3 million decrease in commission accruals at American Southern due to recent loss experience. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they submit to the company. During periods in which the loss ratio increases, commissions and underwriting expenses will decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will increase. Also, during 2010, the Company terminated its qualified defined benefit pension plan and distributed the accumulated benefits to participating employees. In connection with the termination and final settlement of the qualified defined benefit pension plan, the Company incurred a non-recurring charge of $0.3 million. No similar charge was recorded in 2011. As a percentage of earned premiums, other expenses were 36.1% in 2011 as compared with 37.7% in 2010. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The current year estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reserved.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At December 31, 2011, the Parent had approximately $26.7 million of unrestricted cash and investments. The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

Dividend payments to the Parent by its insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2011, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $70.1 million.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries for these services were $5.1 million and $5.0 million in 2011 and 2010, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $1.6 million and $1.2 million were paid to the Parent under the tax sharing agreements in 2011 and 2010, respectively. Dividends were paid to Atlantic American by its subsidiaries totaling $6.5 million in each of 2011 and 2010. As a result of the Parent’s tax loss carryforwards, which totaled approximately $4.1 million at December 31, 2011, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds to assist in meeting its cash flow obligations.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%.  At December 31, 2011, the effective interest rate was 4.54%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77% through 2011, these payments to Wells Fargo have continued. While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2011, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. During 2010, the Company paid $0.5 million in Series D Preferred Stock dividends. As of December 31, 2011 and 2010, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $0.5 million and $22,556, respectively. The 2011 Series D Preferred Stock dividend of $0.5 million was paid in January 2012.

Net cash provided by operating activities was $9.1 million in 2011 compared to $4.9 million in 2010. Cash and cash equivalents decreased from $28.3 million at December 31, 2010 to $21.3 million at December 31, 2011. The decrease in cash and cash equivalents during 2011 was primarily due to an increased level of investing exceeding normal sales and maturities. Also contributing to the decrease was the repurchase of the Company’s common stock resulting from a privately negotiated transaction with an individual shareholder.  Total consideration for this repurchase was $1.75 million. Cash and cash equivalents at December 31, 2011 of $21.3 million are believed to be sufficient to meet the Company’s near-term needs.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010 (Restated) and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited schedules II, III, IV and VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

As described in Note 1 to the consolidated financial statements, the Company has restated its 2010 consolidated financial statements to correct an overstatement of net income, retained earnings and accumulated other comprehensive loss.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2011 and 2010 (Restated), and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 26, 2012

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
		Restated
	2011	2010
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$21,285	$28,325
Investments	229,785	184,628
Receivables:
Reinsurance	15,673	14,301
Investment sales pending settlement	3	15,438
Insurance premiums and other, net of allowance for doubtful accounts of $405 and $442 in 2011 and 2010, respectively	8,286	7,051
Deferred income taxes, net	-	3,228
Deferred acquisition costs	24,259	21,239
Other assets	706	1,228
Goodwill	2,128	2,128
Total assets	$302,125	$277,566

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$147,194	$137,902
Accounts payable and accrued expenses	14,100	15,733
Deferred income taxes, net	3,316	-
Debt payable	41,238	41,238
Total liabilities	205,848	194,873
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 and 22,373,900 shares issued; 21,274,241 shares and 22,257,035 shares outstanding in 2011 and 2010, respectively	22,401	22,374
Additional paid-in capital	57,136	57,129
Retained earnings	6,179	3,886
Accumulated other comprehensive income (loss)	12,244	(604)
Treasury stock, at cost, 1,126,653 shares in 2011 and 116,865 shares in 2010	(1,753)	(162)
Total shareholders’ equity	96,277	82,693
Total liabilities and shareholders’ equity	$302,125	$277,566

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
		Restated
	2011	2010
	(Dollars in thousands, except per share data)

Revenue:
Insurance premiums	$107,471	$97,613
Investment income	10,587	9,737
Realized investment gains (losses), net	27	(741)
Other income	247	280
Total revenue	118,332	106,889

Benefits and expenses:
Insurance benefits and losses incurred	73,614	66,854
Commissions and underwriting expenses	29,536	28,099
Interest expense	2,599	2,612
Other	9,268	8,703
Total benefits and expenses	115,017	106,268

Income before income taxes	3,315	621
Income tax expense (benefit)	25	(369)
Net income	3,290	990
Preferred stock dividends	(508)	(508)
Net income applicable to common stock	$2,782	$482
Basic earnings per common share	$.13	$.02
Diluted earnings per common share	$.12	$.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2009	$70	$22,374	$57,129	$3,404	$(5,405)	$(102)	$77,470
Comprehensive income:
Net income	-	-	-	990	-	-	990
Increase in unrealized investment gains	-	-	-	-	7,392	-	7,392
Fair value adjustment to derivative financial instrument	-	-	-	-	(6)	-	(6)
Deferred income tax attributable to other comprehensive income	-	-	-	-	(2,585)	-	(2,585)
Total comprehensive income							5,791
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Purchase of 34,275 shares for treasury	-	-	-	-	-	(60)	(60)
Balance, December 31, 2010, Restated	70	22,374	57,129	3,886	(604)	(162)	82,693
Comprehensive income:
Net income	-	-	-	3,290	-	-	3,290
Increase in unrealized investment gains	-	-	-	-	19,089	-	19,089
Fair value adjustment to derivative financial instrument	-	-	-	-	677	-	677
Deferred income tax attributable to other comprehensive income	-	-	-	-	(6,918)	-	(6,918)
Total comprehensive income							16,138
Dividends on common stock	-	-	-	(445)	-	-	(445)
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Purchase of 1,160,294 shares for treasury	-	-	-	-	-	(1,823)	(1,823)
Issuance of 177,500 shares for stock options	-	27	7	(44)	-	232	222
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$(1,753)	$96,277

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		Restated
	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,290	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	10,475	9,775
Acquisition costs deferred	(12,761)	(11,561)
Realized investment (gains) losses, net	(27)	741
Increase in insurance reserves and policyholder funds	8,456	8,689
Depreciation and amortization	388	379
Deferred income tax (benefit) expense	(374)	228
Increase in receivables, net	(2,605)	(3,840)
Increase (decrease) in other liabilities	1,688	(589)
Other, net	598	88
Net cash provided by operating activities	9,128	4,900

Cash flows from investing activities:
Proceeds from investments sold	39,452	3,290
Proceeds from investments matured, called or redeemed	11,976	83,026
Investments purchased	(65,494)	(82,402)
Additions to property and equipment	(56)	(50)
Net cash (used in) provided by investing activities	(14,122)	3,864

Cash flows from financing activities:
Payment of dividends on common stock	(445)	-
Payment of dividends on Series D Preferred Stock	-	(508)
Proceeds from exercise of stock options	222	-
Purchase of treasury shares	(1,823)	(60)
Net cash used in financing activities	(2,046)	(568)

Net (decrease) increase in cash	(7,040)	8,196
Cash and cash equivalents at beginning of year	28,325	20,129
Cash and cash equivalents at end of year	$21,285	$28,325

Supplemental cash flow information:
Cash paid for interest	$2,592	$2,615
Cash received for income taxes	$-	$650

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which, as to insurance companies, differ from the statutory accounting practices prescribed or permitted by regulatory authorities. These financial statements include the accounts of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results achieved in any historical period are not necessarily indicative of results to be expected in any future period.

At December 31, 2011, the Parent owned three insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc.

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

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $2,035 at December 31, 2011. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary.  Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as rating actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is "more likely than not" that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Intangibles – Goodwill and Other (Topic 350).  Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount (step one). If the fair value of the reporting unit was less than its carrying value, then the second step of the test was required to be performed to measure the amount of impairment loss. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted ASU 2011-08 in the fourth quarter of 2011. Adoption of ASU 2011-08 did not have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income would then immediately follow the statement of net income and would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of the presentation an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 are being made to allow the FASB time to evaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The Company will adopt all the requirements in ASU 2011-05 not affected by ASU 2011-12 on January 1, 2012. As ASU 2011-05 changes only the presentation of certain financial statement information, there will be no impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards. While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements.  ASU 2011-04 is to be applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company will adopt the amendments in ASU 2011-04 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

In October 2010, the FASB issued ASU No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. In accordance with ASU 2010-26, incremental direct costs of contract acquisition should be capitalized.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met. All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, should be expensed as incurred. If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs. ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. ASU 2010-26 should be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required. Early adoption is permitted, but only at the beginning of an entity’s annual reporting period. The Company will adopt ASU 2010-26 on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments (Note 15), commitments and contingencies, among others, and actual results could differ materially from management’s estimates.

Restatement of Financial Statements

The Company’s results of operations for the year ended December 31, 2010 and financial condition as of such date are being restated from those previously reported.  As restated, the Company is now recognizing an other than temporary impairment on certain equity securities as of December 31, 2010.  The resulting impairment charge of $2,312 is reflected in realized investment gains (losses), net for the year ended December 31, 2010, resulting in a reported net realized investment loss in that period of $741 versus a previously reported net realized investment gain of $1,571 in that period.  Income before income taxes, income tax expense and net income for the year ended December 31, 2010 have all been restated to reflect the impact of this impairment charge on the 2010 results of operations.  Because the Company classifies its investments as available for sale, and accordingly carries them at fair value, the impact of the restatement on the balance sheet is to reduce retained earnings by $1,503 at December 31, 2010, with a corresponding reduction of the same amount in accumulated other comprehensive loss at that date.  The following table presents each item within the Company’s consolidated statements of operations impacted by the restatement, including the previously reported amounts, the adjustments thereto arising from the restatements, and the reported amounts as restated.

	2010
	As Originally Reported	Adjustments	As Restated
Total revenue	$109,201	$(2,312)	$106,889
Income before income taxes	$2,933	$(2,312)	$621
Net income	$2,493	$(1,503)	$990
Basic earnings per share	$.09	$(.07)	$.02
Diluted earnings per share	$.09	$(.07)	$.02

Note 2.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2011 and December 31, 2010.

Investments were comprised of the following:

	2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$4,186	$-	$31,736
Obligations of states and political subdivisions	17,030	1,757	-	15,273
Corporate securities:
Utilities and telecom	18,598	2,736	-	15,862
Financial services	34,900	725	1,346	35,521
Media	1,537	92	-	1,445
Other business – diversified	56,553	5,043	152	51,662
Other consumer – diversified	45,371	6,078	12	39,305
Total corporate securities	156,959	14,674	1,510	143,795
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,576	29	462	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,437	197	462	7,702
Total fixed maturities	217,348	20,814	1,972	198,506
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,203	239	-	964
Financial services	5,148	558	199	4,789
Media	696	-	-	696
Other business – diversified	115	68	-	47
Other consumer – diversified	1,186	205	-	981
Total equity securities	8,348	1,070	199	7,477
Other invested assets	567	-	-	567
Policy loans	2,246	-	-	2,246
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$229,785	$21,884	$2,171	$210,072

	Restated
	2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$46,630	$1,454	$52	$45,228
Obligations of states and political subdivisions	21,007	32	876	21,851
Corporate securities:
Utilities and telecom	23,010	1,079	355	22,286
Financial services	21,400	324	1,745	22,821
Media	2,506	153	-	2,353
Other business – diversified	25,919	422	529	26,026
Other consumer – diversified	23,532	149	232	23,615
Total corporate securities	96,367	2,127	2,861	97,101
Redeemable preferred stocks:
Utilities and telecom	2,670	170	-	2,500
Financial services	4,781	22	250	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,644	192	250	7,702
Total fixed maturities	171,648	3,805	4,039	171,882
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,073	109	-	964
Financial services	5,461	754	82	4,789
Media	885	-	-	885
Other business – diversified	120	73	-	47
Other consumer – diversified	985	4	-	981
Total equity securities	8,524	940	82	7,666
Other invested assets	980	-	-	980
Policy loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$184,628	$4,745	$4,121	$184,004

Bonds having an amortized cost of $6,107 and $9,557 were on deposit with insurance regulatory authorities at December 31, 2011 and 2010, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of December 31, 2011 and 2010.

				Restated
	2011			2010
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$31,736	$4,186	$46,630	$45,228	$1,402
Obligations of states and political subdivisions	17,030	15,273	1,757	21,007	21,851	(844)
Utilities and telecom	22,469	19,326	3,143	26,753	25,750	1,003
Financial services	44,624	45,319	(695)	31,642	32,619	(977)
Media	2,233	2,141	92	3,391	3,238	153
Other business – diversified	56,668	51,709	4,959	26,039	26,073	(34)
Other consumer – diversified	46,750	40,479	6,271	24,710	24,789	(79)
Other investments	4,089	4,089	-	4,456	4,456	-
Investments	$229,785	$210,072	$19,713	$184,628	$184,004	$624

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2011 and 2010.

	2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$30,675	$1,112	$1,602	$398	$32,277	$1,510
Redeemable preferred stocks	-	-	2,807	462	2,807	462
Common and non-redeemable preferred stocks	824	176	1,245	23	2,069	199
Total temporarily impaired securities	$31,499	$1,288	$5,654	$883	$37,153	$2,171

	Restated
	2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,490	$52	$-	$-	$5,490	$52
Obligations of states and political subdivisions	18,919	876	-	-	18,919	876
Corporate securities	40,426	1,263	3,402	1,598	43,828	2,861
Redeemable preferred stocks	2,188	53	2,072	197	4,260	250
Common and non-redeemable preferred stocks	972	28	2,229	54	3,201	82
Total temporarily impaired securities	$67,995	$2,272	$7,703	$1,849	$75,698	$4,121

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the years ended December 31, 2011 and 2010.

		Restated
	2011	2010
Corporate securities	$965	$-
Related party common stocks	190	2,312
Total	$1,155	$2,312

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

As of December 31, 2011, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the financial services sector. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2011.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s financial instruments valued using Level 3 criteria include certain fixed maturities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2011, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,035 and the value of the zero cost interest rate collar was a liability of $876 (See Note 15). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of December 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$215,313	$2,035	$217,348
Equity securities	3,374	4,974	-	8,348
Cash equivalents	19,519	-	-	19,519
Total	$22,893	$220,287	$2,035	$245,215

Liabilities:
Derivative	$-	$-	$876	$876

As of December 31, 2010, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$169,705	$1,943	$171,648
Equity securities	3,273	5,251	-	8,524
Cash equivalents	27,630	-	-	27,630
Total	$30,903	$174,956	$1,943	$207,802

Liabilities:
Derivative	$-	$-	$1,553	$1,553

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods ended December 31, 2011 and 2010.

	Fixed Maturities	Derivative (Liability)
Balance, January 1, 2010	$1,779	$(1,547)
Total unrealized gains (losses) included in comprehensive income	164	(6)
Balance, December 31, 2010	1,943	(1,553)
Realized impairment losses included in net income	(965)	-
Total unrealized gains included in comprehensive income	1,057	677
Balance, December 31, 2011	$2,035	$(876)

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

The amortized cost and carrying value of fixed maturities at December 31, 2011 and 2010 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2011		2010
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,263	$1,250	$5,007	$4,903
Due after one year through five years	7,207	6,742	5,504	5,179
Due after five years through ten years	32,052	31,008	18,955	18,263
Due after ten years	175,676	158,512	141,157	142,544
Varying maturities	1,150	994	1,025	993
Totals	$217,348	$198,506	$171,648	$171,882

Investment income was earned from the following sources:

	2011	2010
Fixed maturities	$9,874	$8,901
Equity securities	509	481
Other	204	355
Total investment income	10,587	9,737
Less investment expenses	(177)	(158)
Net investment income	$10,410	$9,579

A summary of realized investment gains (losses) follows:

	2011
	Equity Securities	Fixed Maturities	Other Invested Assets	Total
Gains	$-	$860	$335	$1,195
Losses	(190)	(978)	-	(1,168)
Realized investment gains, net	$(190)	$(118)	$335	$27

	Restated 2010
	Equity Securities	Fixed Maturities	Other Invested Assets	Total
Gains	$486	$1,149	$-	$1,635
Losses	(2,312)	(64)	-	(2,376)
Realized investment losses, net	$(1,826)	$1,085	$-	$(741)

Proceeds from the sales of investments were as follows:

	2011	2010
Equity securities	$813	$270
Fixed maturities	37,910	2,968
Other investments	729	52
Total proceeds	$39,452	$3,290

The Company’s bond portfolio included 97% investment grade securities, as defined by the NAIC, at December 31, 2011.

Note 3.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance In Force
	2011	2010	2011	2010
Future policy benefits
Life insurance policies:
Ordinary	$49,261	$48,278	$237,966	$252,543
Mass market	3,293	3,572	4,450	4,941
Individual annuities	186	193	-	-
	52,740	52,043	$242,416	$257,484
Accident and health insurance policies	10,581	8,768
	63,321	60,811
Unearned premiums	23,646	21,170
Losses, claims and loss adjustment expenses	57,975	53,961
Other policy liabilities	2,252	1,960
Total insurance reserves and policyholder funds	$147,194	$137,902

Annualized premiums for accident and health insurance policies were $68,783 and $54,026 at December 31, 2011 and 2010, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, and (v) 4% for 2010 and 2011 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2011	2010
Balance at January 1	$53,961	$50,112
Less: Reinsurance recoverables	(14,226)	(11,489)
Net balance at January 1	39,735	38,623

Incurred related to:
Current year	73,980	69,779
Prior years	(4,095)	(6,304)
Total incurred	69,885	63,475

Paid related to:
Current year	51,316	47,749
Prior years	16,301	14,614
Total paid	67,617	62,363
Reserves acquired	299	-
Net balance at December 31	42,302	39,735
Plus: Reinsurance recoverables	15,673	14,226
Balance at December 31	$57,975	$53,961

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business primarily within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2011	2010
Total incurred claims	$69,885	$63,475
Cash surrender value and matured endowments	1,400	1,509
Benefit reserve changes	2,329	1,870
Total insurance benefits and losses incurred	$73,614	$66,854

Note 4.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2011. Reinsurance receivables of $7,910 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $7,659 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2011	2010
Direct premiums written	$111,755	$101,447
Plus – premiums assumed	4,499	4,764
Less – premiums ceded	(6,550)	(5,558)
Net premiums written	109,704	100,653
Change in unearned premiums	(2,233)	(3,040)
Net premiums earned	$107,471	$97,613

Provision for benefits and losses incurred	$80,774	$71,285
Reinsurance loss recoveries	(7,160)	(4,431)
Insurance benefits and losses incurred	$73,614	$66,854

Components of reinsurance receivables were as follows:

	2011	2010
Receivable on unpaid losses	$15,673	$14,226
Receivable on paid losses	-	75
Total reinsurance receivables	$15,673	$14,301

Note 5.	Income Taxes

Total income taxes were allocated as follows:

		Restated
	2011	2010
Total tax expense (benefit) on income	$25	$(369)

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains on investment securities	6,681	2,587
Fair value adjustment to derivative financial instrument	237	(2)
Total tax expense on shareholders’ equity	6,918	2,585
Total tax expense	$6,943	$2,216

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) is as follows:

		Restated
	2011	2010
Federal income tax provision at statutory rate of 35%	$1,160	$217
Dividends received deduction	(173)	(193)
Small life insurance company deduction	(617)	(232)
Other	18	39
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(412)	(92)
Adjustment for prior years’ estimates to actual	49	(108)
Income tax expense (benefit)	$25	$(369)

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The current year estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in deferred tax asset valuation allowance was primarily due to the unanticipated  utilization of certain capital loss carryforward benefits that had been previously reserved.

Deferred tax liabilities and assets at December 31, 2011 and 2010 were comprised of the following:

		Restated
	2011	2010
Deferred tax liabilities:
Deferred acquisition costs	$(4,255)	$(3,501)
Deferred and uncollected premiums	(736)	(738)
Net unrealized investment gains	(6,900)	(219)
Other	(18)	(15)
Total deferred tax liabilities	(11,909)	(4,473)
Deferred tax assets:
Net operating loss carryforwards	1,429	1,779
Insurance reserves	4,341	3,591
Capital loss carryforwards	5,675	6,068
Impaired assets	1,443	1,060
Alternative minimum tax credit	510	386
Bad debts and other	903	937
Total deferred tax assets	14,301	13,821
Asset valuation allowance	(5,708)	(6,120)
Net deferred tax (liabilities) assets	$(3,316)	$3,228

The components of income tax expense (benefit) were:

		Restated
	2011	2010
Current - Federal	$399	$(597)
Deferred - Federal	38	320
Change in deferred tax asset valuation allowance	(412)	(92)
Total	$25	$(369)

At December 31, 2011, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $4,082 expiring generally between 2025 and 2029. Currently, the Company believes that deferred income tax benefits relating to the NOLs will be realized. However, realization of the NOLs will be assessed periodically based on the Company’s current and anticipated results of operations, and amounts could increase or decrease in the near term if estimates of future taxable income change.

As of December 31, 2011 and 2010, a valuation allowance of $5,708 and $6,120, respectively, was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized. The Company does not currently anticipate having sufficient future capital gains to offset certain of these capital losses during the applicable carryforward period. However, the Company continues to periodically assess the potential realization of these and all other deferred tax benefits. During 2011, the Company’s valuation allowance decreased by $412. The decrease was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries.

Note 6.	Credit Arrangements

Bank Debt

At December 31, 2011, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During 2011, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2011 and 2010, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2011	18,042	23,196
Balance December 31, 2010	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013. The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor rate of 4.77% through 2011, these payments to Wells Fargo have continued. While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at December 31, 2011 was a liability of approximately $876 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 8.	Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material adverse effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,205 and $1,172 in 2011 and 2010, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2012	$787
2013	404
2014	415
2015	425
2016	435
Thereafter	1,096
Total	$3,562

Note 9.	Benefit Plans

Stock Options

Pursuant to the Company’s 1992 Incentive Plan, the Board of Directors was authorized to grant up to 1,800,000 stock options or share awards. The Board of Directors was authorized to grant: (a) incentive stock options within the meaning of Section 422 of the Internal Revenue Code; (b) non-qualified stock options; (c) performance units; (d) awards of restricted shares of the Company’s common stock and other stock unit awards; (e) deferred shares of common stock; or (f) all or any combination of the foregoing to officers and key employees. Stock options granted under this plan expire five or ten years from the date of grant, as specified in an award agreement. Vesting occurs at 50% upon issuance of an option, and the remaining portion vests in 25% increments in each of the following two years. In accordance with the Company’s 1996 Director Stock Option Plan, a maximum of 200,000 stock options were authorized to be granted, which fully vest six months after the grant date. In accordance with the Company’s 2002 Incentive Plan (the “2002 Plan”), the Board of Directors is authorized to grant up to 2,000,000 stock options or share awards. Subject to adjustment as provided in the 2002 Plan, the Board of Directors is authorized to grant: (a) incentive stock options; (b) non-qualified stock options; (c) stock appreciation rights; (d) restricted shares; (e) deferred shares; and (f) performance shares and/or performance units. Further, the Board may authorize the granting to non-employee directors of stock options and/or restricted shares. No restricted shares were issued in either 2011 or 2010. As of December 31, 2011, an aggregate of twenty employees, officers and directors held options under the three plans.

A summary of the status of the Company’s stock options at December 31, 2011 and 2010 is as follows:

	2011		2010
Shares	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	543,500	$1.44	543,500	$1.44
Options exercised	(177,500)	1.25	-	-
Options canceled or expired	(135,000)	1.26	-	-
Options outstanding, end of year	231,000	1.68	543,500	1.44
Options exercisable	231,000	1.68	543,500	1.44
Options available for future grant	2,666,406		2,531,406

Data on options outstanding and exercisable at December 31, 2011 is as follows:

		Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$1.51 to $2.00	231,000	1.16	$1.68

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price. No options were granted in 2011 or 2010.

401(k) Plan

The Company initiated an employees’ savings plan qualified under Section 401(k) of the Internal Revenue Code in May 1995. The plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified its employees’ savings plan (the “Plan”) such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2011 and 2010 was $157 and $148, respectively, and consisted of a contribution equal to 50% of up to the first 4% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2011 and 2010 of $280 and $264, respectively. The employer match and contribution were made in cash.

Defined Benefit Pension Plans

Prior to May 2010, the Company had a qualified funded noncontributory defined benefit pension plan covering the employees of American Southern and, prior to May 2009, had an unfunded noncontributory defined benefit pension plan (“SERP”). The plans provided defined benefits based on years of service and average salary. Effective May 31, 2008, the Company froze all benefits related to its qualified defined benefit pension plan, as well as its SERP. In May 2009, the Company terminated the SERP and distributed the accumulated benefits to those participating employees. On March 11, 2010, the Company received a determination letter from the Internal Revenue Service approving the termination of the Company’s qualified defined benefit pension plan. In May 2010, the Company distributed the accumulated benefits, as directed, to participating employees, and terminated the qualified defined benefit pension plan. In connection with the May 2010 termination and settlement of the qualified defined benefit pension plan, the Company incurred a 2010 charge of $319.

Note 10.	Preferred Stock

The Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2011 and 2010.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible. During 2010, the Company paid $508 in Series D Preferred Stock dividends. As of December 31, 2011 and 2010, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $530 and $23, respectively. The 2011 Series D Preferred Stock dividend of $508 was paid in January 2012.

Note 11.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2011
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,290	22,142
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	2,782	22,142	$.13
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	130
Net income applicable to common shareholders	$2,782	22,272	$.12

	Restated
	For the Year Ended December 31, 2010
	Income	Shares	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$990	22,281
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	482	22,281	$.02
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	64
Net income applicable to common shareholders	$482	22,345	$.02

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2011	2010
Life and Health, net income	$3,621	$2,999
Property and Casualty, net income	3,814	3,787
Statutory net income	$7,435	$6,786

Life and Health, surplus	$32,087	$31,874
Property and Casualty, surplus	37,988	38,717
Statutory surplus	$70,075	$70,591

Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,535 and $6,493 in 2011 and 2010, respectively, from its subsidiaries. In 2012, dividend payments by insurance subsidiaries in excess of $7,833 would require prior approval.

Note 13.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with J. Mack Robinson, the majority shareholder of the Company and his affiliates from time to time. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 49,586 square feet of office and covered garage space from an entity which is an affiliate of the Company. During the years ended December 31, 2011 and 2010, the Company paid $865 and $849, respectively, under this lease.

Certain financing for the Company has been provided by affiliates of J. Mack Robinson, in the form of investments in the Series D Preferred Stock (See Note 10).

Certain members of the Company’s management are shareholders and on the Board of Directors of Gray Television, Inc. (“Gray”). At December 31, 2011 and 2010, the Company owned 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2011 and 2010 was $696 and $885, respectively.

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

	2011
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$37,514	$69,957	$-	$-	$107,471
Insurance benefits and losses incurred	24,210	49,404	-	-	73,614
Expenses deferred	(8,716)	(4,045)	-	-	(12,761)
Amortization and depreciation expense	8,817	2,046	-	-	10,863
Other expenses	13,713	22,770	13,681	(6,863)	43,301
Total expenses	38,024	70,175	13,681	(6,863)	115,017
Underwriting loss	(510)	(218)
Investment income	4,522	5,585	2,251	(1,771)	10,587
Other income	16	51	5,272	(5,092)	247
Operating income (loss)	4,028	5,418	(6,158)	-	3,288
Net realized gains (losses)	338	(227)	(84)	-	27
Income (loss) before income taxes	$4,366	$5,191	$(6,242)	$-	$3,315
Total revenues	$42,390	$75,366	$7,439	$(6,863)	$118,332
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$127,483	$146,717	$142,138	$(114,213)	$302,125

	Restated
	2010
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$34,939	$62,674	$-	$-	$97,613
Insurance benefits and losses incurred	21,208	45,646	-	-	66,854
Expenses deferred	(8,267)	(3,294)	-	-	(11,561)
Amortization and depreciation expense	7,888	2,266	-	-	10,154
Other expenses	14,080	20,721	12,804	(6,784)	40,821
Total expenses	34,909	65,339	12,804	(6,784)	106,268
Underwriting income (loss)	30	(2,665)
Investment income	4,133	5,179	2,207	(1,782)	9,737
Other income	90	34	5,158	(5,002)	280
Operating income (loss)	4,253	2,548	(5,439)	-	1,362
Net realized gains (losses)	166	(530)	(377)	-	(741)
Income (loss) before income taxes	$4,419	$2,018	$(5,816)	$-	$621
Total revenues	$39,328	$67,357	$6,988	$(6,784)	$106,889
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$116,740	$130,366	$125,421	$(94,961)	$277,566

Note 15.	Disclosures About Fair Value of Financial Instruments

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

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$21,285	$21,285	$28,325	$28,325
Fixed maturities	217,348	217,348	171,648	171,648
Equity securities	8,348	8,348	8,524	8,524
Policy loans	2,246	2,246	2,200	2,200
Other invested assets	567	567	980	980
Real estate	38	38	38	38
Investments in unconsolidated trusts	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures	41,238	41,238	41,238	41,238
Derivative	876	876	1,553	1,553

The fair value estimates as of December 31, 2011 and 2010 were based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities, Common and Non-Redeemable Preferred Stocks and Publicly Traded Other Invested Assets

The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices. Certain fixed maturities do not have publicly quoted values and consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at a reasonably estimated rate of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

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

Derivative Financial Instruments

As the Company’s only derivative financial instrument is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

Note 16.	Reconciliation of Other Comprehensive Income

The Company’s comprehensive income consists of net income, unrealized gains and losses on securities available for sale and fair value adjustments from the ownership of a derivative financial instrument, all net of applicable income taxes. Other than net income, the other components of comprehensive income for the years ended December 31, 2011 and 2010 were as follows:

		Restated
	2011	2010
Total net realized gains (losses) on investment securities included in net income	$27	$(741)
Other components of comprehensive income:
Net pre-tax unrealized gains on investment securities arising during year	$18,781	$6,651
Reclassification adjustment for net realized losses on investment securities	308	741

Net pre-tax unrealized gains on investment securities recognized in other comprehensive income	19,089	7,392
Fair value adjustment to derivative financial instrument	677	(6)
Deferred income tax attributable to other comprehensive income	(6,918)	(2,585)
	$12,848	$4,801

Note 17.	Acquisitions

On July 1, 2011, the Company acquired a block of Medicare supplement business from American Community Mutual Insurance Company (“ACMIC”). The net settlement amount for the transaction of $150 was paid by ACMIC to the Company. The purchase was not significant to the financial position or results of operations of the Company in 2011. In connection with the transaction the following assets and liabilities were acquired:

2011
Cash	$150
Deferred acquisition costs	734
Other assets	2
Total assets	$886

Future policy benefits	$189
Unearned premiums	243
Losses and claims	299
Other policy liabilities	105
Other liabilities	50
Total liabilities	$886

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-25(e) and 15d-15(e) of the Securities Exchange Act of 1934).

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system over financial reporting has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management recognizes that there are inherent limitations in the effectiveness of any internal control system. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Furthermore, the application of any evaluations of effectiveness on future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that evaluation, management had preliminarily concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective; however, as a result of the determination on March 26, 2012, that an other than temporary impairment on certain equity securities was more appropriately recognized in the fourth quarter of 2010 rather than in 2011 and that the Company would restate its financial statements for the quarter and year ended December 31, 2010, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness in internal control over financial reporting in the area of other than temporary impairments for investments, as discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2011.

Based upon the foregoing evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that although there were, and are, no deficiencies in the design of the controls in place, as a result of the decision in March 2012 that a restatement was necessary to address an other than temporary impairment adjustment to certain of the Company’s common stock investments, the operational effectiveness of the controls relating to the timing and related recognition of other than temporary impairments of investments constitutes a material weakness in internal control over financial reporting.  Although the decision to restate is fundamentally necessitated by certain judgments, estimates and factual developments, which are themselves inherently subject to uncertainties and to hindsight evaluations by third parties, as a result of the restatement, we were required to conclude that we had a material weakness in our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, subsequent to December 31, 2011, and immediately following management’s identification of the above-referenced weakness, management implemented steps to remediate the material weakness.  These efforts, among others, include development of a more robust quarterly analysis of investments which have fair values less than their historical costs and adoption of stricter policies with respect to unrealized losses on investments, particularly common stocks.

Management anticipates these remedial actions will strengthen the Company’s internal control over financial reporting and will address and remediate the material weakness identified as of December 31, 2011.  As some of these remedial actions will take place quarterly, their successful implementation will continue to be evaluated before management is able to conclude that the material weakness has been fully remediated.  The Company cannot provide any assurance that these remediation efforts will be successful or that the Company’s internal control over financial reporting will be effective as a result of these efforts.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that exempt smaller reporting companies, including the Company from such requirement.

Item 9B.	Other Information

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 1, 2012, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, the number of securities to be issued upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	231,000	$1.68	2,666,406
Equity compensation plans not approved by security holders (1)	-	-	-
Total	231,000	$1.68	2,666,406

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Ethics has been filed as an exhibit to this annual report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

1.	Financial Statements:

See Index to Financial Statements contained in Item 8 hereof.

2.	Financial Statement Schedules:

Schedule II -	Condensed financial information of the registrant
Schedule III -	Supplementary insurance information of the registrant
Schedule IV -	Reinsurance information for the registrant
Schedule VI -	Supplemental information concerning property-casualty insurance operations of the registrant

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

10.03**	-	Atlantic American Corporation 1992 Incentive Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 (File No. 333-90063) filed on November 1, 1999].

10.04**	-	Atlantic American Corporation 1996 Director Stock Option Plan [incorporated by reference to Exhibit 4 to the registrant’s Form S-8 (File No. 333-90057) filed on November 1, 1999].

10.05**	-	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-97567) filed on August 2, 2002].

10.06**	-
Summary Terms of Consulting Arrangement between Bankers Fidelity Life Insurance Company and William H. Whaley, M.D. [incorporated by reference to Exhibit 10.06 to the registrant’s Form 10-K for the year ended December 31, 2010].

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

10.13	-
Fourth Amendment to Credit Agreement between registrant and Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, dated July 1, 2011 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended June 30, 2011].

10.14	-
Fifth Amendment to Credit Agreement between registrant and Wells Fargo Bank, National Association, successor-by-merger to Wachovia Bank, National Association, dated August 31, 2011 [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended September 30, 2011].

14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].

21.1	-	Subsidiaries of the registrant.

23.1	-	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Extension Schema

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase

101.LAB	-	XBRL Taxonomy Extension Label Linkbase

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase

 *The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of securityholders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

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

Date: March 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Mack Robinson	Chairman Emeritus
J. MACK ROBINSON		March 26, 2012

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer
HILTON H. HOWELL, JR.	and Chairman of the Board (Principal Executive Officer)	March 26, 2012

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer
JOHN G. SAMPLE, JR.	(Principal Financial and Accounting Officer)	March 26, 2012

/s/ Edward E. Elson	Director
EDWARD E. ELSON		March 26, 2012

/s/ Samuel E. Hudgins	Director
SAMUEL E. HUDGINS		March 26, 2012

/s/ Harriett J. Robinson	Director
HARRIETT J. ROBINSON		March 26, 2012

/s/ Scott G. Thompson	Director
SCOTT G. THOMPSON		March 26, 2012

/s/ William H. Whaley, M.D.	Director
WILLIAM H. WHALEY, M.D.		March 26, 2012

/s/ Dom H. Wyant	Director
DOM H. WYANT		March 26, 2012

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
		Restated
	2011	2010
	(In thousands)

Cash and cash equivalents	$13,765	$20,077
Investments	12,918	4,958
Investment in subsidiaries	114,214	94,961
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	-	2,568
Income taxes receivable from subsidiaries	2,452	1,719
Other assets	213	1,514
Total assets	$144,800	$127,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$3,976	$-
Other payables	3,309	3,104
Junior subordinated debentures	41,238	41,238

Total liabilities	48,523	44,342

Shareholders’ equity	96,277	82,693
Total liabilities and shareholders’ equity	$144,800	$127,035

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
		Restated
	2011	2010
	(In thousands)
REVENUE
Fee income from subsidiaries	$5,091	$5,002
Distributed earnings from subsidiaries	6,535	6,493
Other	475	101
Total revenue	12,101	11,596

GENERAL AND ADMINISTRATIVE EXPENSES	9,106	8,116

INTEREST EXPENSE	2,599	2,612
	396	868
INCOME TAX BENEFIT(1)	(2,350)	(1,121)
	2,746	1,989
EQUITY IN UNDISTRIBUTED EARNINGS (LOSSES) OF SUBSIDIARIES, NET	544	(999)
NET INCOME	$3,290	$990

(1)
Under the terms of its tax-sharing agreement with its subsidiaries, income tax provisions for the individual companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the parent company separate return loss to reduce the consolidated taxable income of the Company.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		Restated
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,290	$990
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	84	377
Depreciation and amortization	75	98
Equity in undistributed (earnings) losses of consolidated subsidiaries	(544)	999
Increase in intercompany taxes	(411)	(125)
Deferred income tax (benefit) expense	(374)	228
Increase (decrease) in other liabilities	375	(118)
Other, net	(72)	34
Net cash provided by operating activities	2,423	2,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	1,813	4,270
Investments purchased	(8,214)	(1,945)
Capital contribution to subsidiaries	(250)	-
Additions to property and equipment	(38)	(50)
Net cash (used in) provided by investing activities	(6,689)	2,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(445)	-
Payment of dividends on Series D Preferred Stock	-	(508)
Proceeds from the exercise of stock options	222	-
Purchase of treasury shares	(1,823)	(60)
Net cash used in financing activities	(2,046)	(568)

Net (decrease) increase in cash	(6,312)	4,190
Cash and cash equivalents at beginning of year	20,077	15,887
Cash and cash equivalents at end of year	$13,765	$20,077

Supplemental disclosure:
Cash paid for interest	$2,592	$2,615
Cash received for income taxes	$-	$650
Intercompany tax settlement from subsidiaries	$1,565	$1,224

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2011:
Bankers Fidelity	$20,732	$71,818		$4,284	$2,252
American Southern	3,527	49,478		19,362	-
	$24,259	$121,296	(1)	$23,646	$2,252

December 31, 2010:
Bankers Fidelity	$17,805	$68,680		$3,313	$1,960
American Southern	3,434	46,092		17,857	-
	$21,239	$114,772	(2)	$21,170	$1,960

(1)	Includes future policy benefits of $63,321 and losses and claims of $57,975.

(2)	Includes future policy benefits of $60,811 and losses and claims of $53,961.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2011:
Bankers Fidelity	$69,957	$5,445	$49,404	$1,852	$18,919	$-
American Southern	37,514	4,485	24,210	8,623	5,191	39,019
Other	-	480	-	-	6,818	-
	$107,471	$10,410	$73,614	$10,475	$30,928	$39,019

December 31, 2010:
Bankers Fidelity	$62,674	$5,056	$45,646	$2,077	$17,616	$-
American Southern	34,939	4,097	21,208	7,698	6,003	38,000
Other	-	426	-	-	6,020	-
	$97,613	$9,579	$66,854	$9,775	$29,639	$38,000

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars In thousands)
Year ended December 31, 2011:
Life insurance in force	$265,052	$(22,636)	$-	$242,416

Premiums --
Bankers Fidelity	$69,119	$(56)	$894	$69,957	1.3%
American Southern	40,751	(6,494)	3,257	37,514	8.7%
Total premiums	$109,870	$(6,550)	$4,151	$107,471	3.9%

Year ended December 31, 2010:
Life insurance in force	$284,289	$(26,805)	$-	$257,484

Premiums --
Bankers Fidelity	$62,578	$(53)	$149	$62,674	0.2%
American Southern	37,244	(5,505)	3,200	34,939	9.2%
Total premiums	$99,822	$(5,558)	$3,349	$97,613	3.4%

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim
						Adjustment
	Deferred					Expenses Incurred		Amortization	Paid Claims
	Policy				Net	Related To		of Deferred	and Claim
	Acquisition		Unearned	Earned	Investment	Current	Prior	Acquisition	Adjustment	Premiums
Year Ended	Costs	Reserves	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Written
	(In thousands)
December 31, 2011	$3,527	$49,478	$19,362	$37,514	$4,485	$27,306	$(3,096)	$8,623	$22,281	$39,019

December 31, 2010	$3,434	$46,092	$17,857	$34,939	$4,097	$26,579	$(5,371)	$7,698	$20,128	$38,000