Form 10-Q
period 2012-03-31
ATLANTIC AMERICAN CORP
filed 2012-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2012
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 4, 2012, was 21,274,119.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited
	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$18,037	$21,285
Investments:
Fixed maturities (cost: $201,314 and $198,506)	217,217	217,348
Common and non-redeemable preferred stocks (cost: $7,477 and $7,477)	8,883	8,348
Other invested assets (cost: $560 and $567)	560	567
Policy loans	2,255	2,246
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	230,191	229,785
Receivables:
Reinsurance	17,248	15,673
Insurance premiums and other (net of allowance for doubtful accounts: $394 and $405)	7,477	8,289
Deferred acquisition costs	24,730	24,259
Other assets	776	706
Goodwill	2,128	2,128
Total assets	$300,587	$302,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$64,088	$63,321
Unearned premiums	22,419	23,646
Losses and claims	61,779	57,975
Other policy liabilities	1,596	2,252
Total policy liabilities	149,882	147,194
Accounts payable and accrued expenses	11,054	14,100
Deferred income taxes, net	2,495	3,316
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	204,669	205,848

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,274,119 and 21,274,241	22,401	22,401
Additional paid-in capital	57,136	57,136
Retained earnings	7,283	6,179
Accumulated other comprehensive income	10,781	12,244
Treasury stock, at cost: 1,126,775 and 1,126,653 shares	(1,753)	(1,753)
Total shareholders’ equity	95,918	96,277
Total liabilities and shareholders’ equity	$300,587	$302,125

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Revenue:
Insurance premiums	$30,681	$25,422
Investment income	2,883	2,569
Realized investment gains, net	958	1
Other income	29	63
Total revenue	34,551	28,055

Benefits and expenses:
Insurance benefits and losses incurred	22,672	16,631
Commissions and underwriting expenses	7,033	7,901
Interest expense	657	640
Other	2,469	2,255
Total benefits and expenses	32,831	27,427
Income before income taxes	1,720	628
Income tax expense	63	159
Net income	1,657	469
Preferred stock dividends	(127)	(127)
Net income applicable to common stock	$1,530	$342

Net income per common share (basic and diluted)	$.07	$.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$1,657	$469
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding loss arising in the period	(1,446)	(1,222)
Related tax benefit	506	428
Less: reclassification adjustment for net realized gains included in net income	958	1
Related tax expense	(336)	-
Net effect on other comprehensive loss	(1,562)	(795)
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	153	191
Related tax expense	(54)	(67)
Net effect on other comprehensive income	99	124
Total other comprehensive loss, net of tax	(1,463)	(671)
Total comprehensive income (loss)	$194	$(202)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2012	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$(1,753)	$96,277
Net income	-	-	-	1,657	-	-	1,657
Other comprehensive loss, net of tax	-	-	-	-	(1,463)	-	(1,463)
Dividends declared on common stock	-	-	-	(426)	-	-	(426)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	-	-
Balance, March 31, 2012	$70	$22,401	$57,136	$7,283	$10,781	$(1,753)	$95,918

Three Months Ended March 31, 2011
Balance, December 31, 2010	$70	$22,374	$57,129	$3,886	$(604)	$(162)	$82,693
Net income	-	-	-	469	-	-	469
Other comprehensive loss, net of tax	-	-	-	-	(671)	-	(671)
Dividends declared on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	(9)	(9)
Balance, March 31, 2011	$70	$22,374	$57,129	$3,783	$(1,275)	$(171)	$81,910

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,657	$469
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,960	2,957
Acquisition costs deferred	(3,431)	(2,850)
Realized investment gains	(958)	(1)
Increase (decrease) in insurance reserves	2,688	(4,009)
Depreciation and amortization	112	93
Deferred income tax (benefit) expense	(33)	144
(Increase) decrease in receivables, net	(761)	753
Decrease in other liabilities	(2,937)	(160)
Other, net	(21)	57
Net cash used in operating activities	(724)	(2,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	16,864	19,575
Investments purchased	(18,808)	(26,596)
Additions to property and equipment	(72)	-
Net cash used in investing activities	(2,016)	(7,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D Preferred Stock	(508)	-
Purchase of shares for treasury	-	(9)
Net cash used in financing activities	(508)	(9)

Net decrease in cash and cash equivalents	(3,248)	(9,577)
Cash and cash equivalents at beginning of period	21,285	28,325
Cash and cash equivalents at end of period	$18,037	$18,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$659	$641
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company’s results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income.  The statement of other comprehensive income would then immediately follow the statement of net income and would include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of the presentation an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 are being made to allow the FASB time to evaluate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  The Company adopted all the requirements in ASU 2011-05 not affected by ASU 2011-12 on January 1, 2012.  See Condensed Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements.   ASU 2011-04 is applied prospectively. For public entities, this guidance is effective during the interim and annual periods beginning after December 15, 2011.  The Company adopted ASU 2011-04 on January 1, 2012.  See Note 10 for expanded disclosures.

In October 2010, the FASB issued ASU No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  In accordance with ASU 2010-26, incremental direct costs of contract acquisition are capitalized.   Advertising costs are included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met. All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, are expensed as incurred.  If the initial application of ASU 2010-26 results in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs.  ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  ASU 2010-26 was required to be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption is also permitted, but not required.  The Company adopted ASU 2010-26 on January 1, 2012 on a prospective basis.  Adoption of ASU 2010-26 did not have a material impact on the Company’s financial condition or results of operations.

Note 3.	Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before tax for each business unit for the three month periods ended March 31, 2012 and 2011.

Revenues	Three Months Ended March 31,
	2012	2011
American Southern	$11,264	$10,576
Bankers Fidelity	23,081	17,333
Corporate and Other	206	146
Total revenue	$34,551	$28,055

Income (loss) before income taxes	Three Months Ended March 31,
	2012	2011
American Southern	$715	$1,328
Bankers Fidelity	2,616	885
Corporate and Other	(1,611)	(1,585)
Income before income taxes	$1,720	$628

Note 4.	Credit Arrangements

Bank Debt

At March 31, 2012, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the three month period ended March 31, 2012, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2012 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2012	18,042	23,196
Balance December 31, 2011	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through March 31, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at March 31, 2012 was a liability of approximately $723 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,657	21,274
Less preferred stock dividends	(127)
Net income applicable to common shareholders	1,530	21,274	$.07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		77
Net income applicable to common shareholders	$1,530	21,351	$.07

	Three Months Ended March 31, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$469	22,254
Less preferred stock dividends	(127)
Net income applicable to common shareholders	342	22,254	$.02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		177
Net income applicable to common shareholders	$342	22,431	$.02

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 7.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended March 31,
	2012	2011
Federal income tax provision at statutory rate of 35%	$602	$220
Dividends received deduction	(44)	(49)
Small life insurance company deduction	(205)	(20)
Other permanent differences	8	8
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(298)	-
Income tax expense	$63	$159

The components of the income tax expense were:
	Three Months Ended March 31,
	2012	2011
Current - Federal	$96	$15
Deferred - Federal	265	144
Change in deferred tax asset valuation allowance	(298)	-
Total	$63	$159

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2012 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

Note 8.	Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2012 and December 31, 2011.

Investments were comprised of the following:

	March 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$29,344	$3,149	$6	$26,201
Obligations of states and political subdivisions	17,215	1,948	-	15,267
Corporate securities:
Utilities and telecom	17,020	2,172	-	14,848
Financial services	39,755	1,196	663	39,222
Other business – diversified	60,032	3,981	463	56,514
Other consumer – diversified	47,136	4,781	205	42,560
Total corporate securities	163,943	12,130	1,331	153,144
Redeemable preferred stocks:
Utilities and telecom	1,561	61	-	1,500
Financial services	4,961	28	76	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	6,715	89	76	6,702
Total fixed maturities	217,217	17,316	1,413	201,314
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,147	183	-	964
Financial services	5,558	798	29	4,789
Other business – diversified	122	75	-	47
Other consumer – diversified	2,056	379	-	1,677
Total equity securities	8,883	1,435	29	7,477
Other invested assets	560	-	-	560
Policy loans	2,255	-	-	2,255
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$230,191	$18,751	$1,442	$212,882

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$4,186	$-	$31,736
Obligations of states and political subdivisions	17,030	1,757	-	15,273
Corporate securities:
Utilities and telecom	18,598	2,736	-	15,862
Financial services	34,900	725	1,346	35,521
Other business – diversified	56,553	5,043	152	51,662
Other consumer – diversified	46,908	6,170	12	40,750
Total corporate securities	156,959	14,674	1,510	143,795
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,576	29	462	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,437	197	462	7,702
Total fixed maturities	217,348	20,814	1,972	198,506
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,203	239	-	964
Financial services	5,148	558	199	4,789
Other business – diversified	115	68	-	47
Other consumer – diversified	1,882	205	-	1,677
Total equity securities	8,348	1,070	199	7,477
Other invested assets	567	-	-	567
Policy loans	2,246	-	-	2,246
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$229,785	$21,884	$2,171	$210,072

The amortized cost and carrying value of fixed maturities at March 31, 2012 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Carrying Value	Amortized Cost
Due in one year or less	$1,784	$1,749
Due after one year through five years	5,147	4,721
Due after five years through ten years	32,761	30,974
Due after ten years	176,369	162,876
Varying maturities	1,156	994
Totals	$217,217	$201,314

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$29,344	$26,201	$3,143	$35,922	$31,736	$4,186
Obligations of states and political subdivisions	17,215	15,267	1,948	17,030	15,273	1,757
Utilities and telecom	19,728	17,312	2,416	22,469	19,326	3,143
Financial services	50,274	49,020	1,254	44,624	45,319	(695)
Other business – diversified	60,154	56,561	3,593	56,668	51,709	4,959
Other consumer – diversified	49,385	44,430	4,955	48,983	42,620	6,363
Other investments	4,091	4,091	-	4,089	4,089	-
Investments	$230,191	$212,882	$17,309	$229,785	$210,072	$19,713

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011.

	March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$541	$6	$-	$-	$541	$6
Corporate securities	35,600	1,029	1,698	302	37,298	1,331
Redeemable preferred stocks	-	-	2,843	76	2,843	76
Common and non-redeemable preferred stocks	2,996	20	258	9	3,254	29
Total temporarily impaired securities	$39,137	$1,055	$4,799	$387	$43,936	$1,442

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$30,675	$1,112	$1,602	$398	$32,277	$1,510
Redeemable preferred stocks	-	-	2,807	462	2,807	462
Common and non-redeemable preferred stocks	824	176	1,245	23	2,069	199
Total temporarily impaired securities	$31,499	$1,288	$5,654	$883	$37,153	$2,171

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

As of March 31, 2012, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the financial services sector. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2012.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s financial instruments valued using Level 3 criteria include certain fixed maturities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of March 31, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,974 and the value of the zero cost interest rate collar was a liability of $723 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of March 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$215,243	$1,974	$217,217
Equity securities	3,536	5,347	-	8,883
Cash equivalents	18,257	-	-	18,257
Total	$21,793	$220,590	$1,974	$244,357
Liabilities:
Derivative	$-	$-	$723	$723

As of December 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$215,313	$2,035	$217,348
Equity securities	3,374	4,974	-	8,348
Cash equivalents	19,519	-	-	19,519
Total	$22,893	$220,287	$2,035	$245,215
Liabilities:
Derivative	$-	$-	$876	$876

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2012.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2011	$2,035	$(876)
Total unrealized gains (losses) included in comprehensive income	(61)	153
Balance, March 31, 2012	$1,974	$(723)

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  At March 31, 2012, the value of the derivative was determined based on the difference between the contractual rate of 4.77% and the current 3-month LIBOR rate of 0.48%.  Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

Note 10.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of financial instruments as of March 31, 2012 and December 31, 2011.

			March 31, 2012		December 31, 2011
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$18,037	$18,037	$21,285	$21,285
Fixed maturities		(1)	217,217	217,217	217,348	217,348
Equity securities		(1)	8,883	8,883	8,348	8,348
Other invested assets	Level 3		560	560	567	567
Policy loans	Level 2		2,255	2,255	2,246	2,246
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures	Level 2		41,238	41,238	41,238	41,238
Derivative	Level 3		723	723	876	876

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of March 31, 2012 and December 31, 2011 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2012. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability as critical to it. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the three month period ended March 31, 2012, there have been no changes to the critical accounting policies or related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $1.7 million, or $0.07 per diluted share, for the three month period ended March 31, 2012, compared to net income of $0.5 million, or $0.02 per diluted share, for the three month period ended March 31, 2011. The increase in net income in the three month period ended March 31, 2012 was primarily due to an increase in premium revenue, investment income and realized gains, in conjunction with maintaining a relatively consistent level of fixed expenses.  While the life and health operations experienced significant growth in premium revenue and related profitability, it was moderated by unfavorable loss experience in the property and casualty operations.  Premium revenue for the three month period ended March 31, 2012 increased $5.3 million to $30.7 million, or 20.7%. The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month period ended March 31, 2012 and the comparable period in 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Gross written premiums	$9,549	$7,570
Ceded premiums	(1,915)	(1,467)
Net written premiums	$7,634	$6,103
Net earned premiums	$9,812	$9,433

Gross written premiums at American Southern increased $2.0 million, or 26.1%, during the three month period ended March 31, 2012 over the comparable period in 2011.  The increase in gross written premiums was primarily attributable to an increase in commercial automobile business from an existing agency.  Also contributing to the increase in gross written premiums was approximately $0.7 million in commercial automobile business written by a newly appointed agency.

Ceded premiums increased $0.4 million, or 30.5%, during the three month period ended March 31, 2012 over the comparable period in 2011.  The increase in ceded premiums was primarily due to an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business as well as increased cession rates resulting from the renewal of the company’s reinsurance agreement in the fourth quarter of 2011.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2012 and the comparable period in 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Commercial automobile	$6,320	$6,115
General liability	1,163	1,133
Property	442	508
Surety	1,887	1,677
Total	$9,812	$9,433

Net earned premiums increased $0.4 million, or 4.0%, during the three month period ended March 31, 2012 over the comparable period in 2011, primarily due to the increase in commercial automobile and surety business written in the current year and during 2011.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

The following sets forth American Southern’s loss and expense ratios for the three month period ended March 31, 2012 and for the comparable period in 2011:

	Three Months Ended March 31,
	2012	2011

Loss ratio	81.7%	56.1%
Expense ratio	25.8%	41.9%
Combined ratio	107.5%	98.0%

The loss ratio for the three month period ended March 31, 2012 increased to 81.7% from 56.1% in the comparable period of 2011. The increase in the loss ratio was attributable to increases in the frequency and severity of claims in substantially all lines of business during the three month period ended March 31, 2012 as compared to the same period in 2011.

The expense ratio for the three month period ended March 31, 2012 decreased to 25.8% from 41.9% in the comparable period of 2011.  The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. During the three month period ended March 31, 2012, these commissions at American Southern decreased $1.3 million from the comparable period in 2011 due to the unfavorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month period ended March 31, 2012 and the comparable period in 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Medicare supplement	$16,874	$12,254
Other health	1,118	1,041
Life	2,877	2,694
Total	$20,869	$15,989

Premium revenue at Bankers Fidelity increased $4.9 million, or 30.5%, during the three month period ended March 31, 2012 over the comparable period in 2011.  Premiums from the Medicare supplement line of business increased $4.6 million, or 37.7%, during the three month period ended March 31, 2012, due primarily to an increase in business generated from the company’s core producers and new business issued in the state of Missouri.  Other health products premiums increased $0.1 million, or 7.4%, during the same comparable period, primarily as a result of increased sales of the company’s short-term care product. Premiums from the life insurance line of business increased $0.2 million, or 6.8%, during the three month period ended March 31, 2012 due to normal new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month period ended March 31, 2012 and the comparable period in 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011

Benefits and losses	$14,653	$11,336
Commissions and other expenses	5,813	5,112
Total expenses	$20,466	$16,448

Benefits and losses increased $3.3 million, or 29.3%, during the three month period ended March 31, 2012 over the comparable period in 2011.  As a percentage of premiums, benefits and losses were 70.2% in the three month period ended March 31, 2012, compared to 70.9% in the three month period ended March 31, 2011.  The slight decrease in the loss ratio was primarily attributable to more favorable loss experience in the Medicare supplement line of business during the three month period ended March 31, 2012 as compared to the same period in 2011.

Commissions and other expenses increased $0.7 million, or 13.7%, during the three month period ended March 31, 2012 over the comparable period in 2011.  The increase in commissions and other expenses was primarily attributable to the higher volume of business as well as increases in advertising and agency related expenses.  As a percentage of premiums, these expenses were 27.9% in the three month period ended March 31, 2012, compared to 32.0% in the three month period ended March 31, 2011.  The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.3 million, or 12.2%, during the three month period ended March 31, 2012 over the comparable period in 2011.  The increase in investment income was primarily attributable to an increase in yield on invested assets and a higher average balance of fixed maturities held by the Company in the three month period ended March 31, 2012 as compared to the same period of 2011.

The Company had net realized investment gains of $1.0 million during the three month period ended March 31, 2012, compared to net realized investment gains of $1,000 in the three month period ended March 31, 2011.   The significant increase in net realized investment gains in the three month period ended March 31, 2012 was primarily due to the disposition of several of the Company’s investments in fixed maturities during the 2012 period.   Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense remained relatively unchanged during the three month period ended March 31, 2012 from the comparable period in 2011.  Interest expense on the Company’s bank debt and outstanding trust preferred obligations is directly related to the average London Interbank Offered Rate (“LIBOR”), which likewise has remained relatively unchanged over the past several years.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.7 million, or 6.4%, during the three month period ended March 31, 2012 from the comparable period in 2011.  The decrease in other expenses was primarily attributable to decreased commission accruals at American Southern due to recent loss experience.  During the three month period ended March 31, 2012, commissions at American Southern decreased $1.3 million from the comparable period in 2011.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.  Partially offsetting the decrease in other expenses in the three month period ended March 31, 2012 were increased commission and underwriting costs in the life and health operation associated with the higher volume of business as well as increases in advertising and agency related expenses.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 31.0% in the three month period ended March 31, 2012 from 39.9% in the three month period ended March 31, 2011.  The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a relatively consistent level of fixed expenses and a reduction in commission accruals discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2012 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At March 31, 2012, the Parent had approximately $25.7 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of nil for the three month period ended March 31, 2012 compared to statutory net income of $2.4 million for the three month period ended March 31, 2011.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2012, American Southern had $38.1 million of statutory surplus and Bankers Fidelity had $33.5 million of statutory surplus. In 2012, dividend payments by the Parent’s insurance subsidiaries in excess of $7.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $4.8 million at March 31, 2012.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the three month period ended March 31, 2012, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2012, the effective interest rate was 4.6%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through March 31, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2012, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2012, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Net cash used in operating activities was $0.7 million in the three month period ended March 31, 2012, compared to $2.5 million in the three month period ended March 31, 2011.  Cash and cash equivalents decreased from $21.3 million at December 31, 2011 to $18.0 million at March 31, 2012.  The decrease in cash and cash equivalents during the three month period ended March 31, 2012 was primarily due to an increased level of investing exceeding normal sales and maturities.  Also contributing to the decrease was the payment of $0.5 million in dividends on the Company’s Series D Preferred Stock.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.  As previously disclosed, as a result of the determination on March 26, 2012, that an other than temporary impairment on certain equity securities was more appropriately recognized in the fourth quarter of 2010 rather than in 2011 and that the Company would restate its financial statements for the quarter and year ended December 31, 2010, management, including the Chief Executive Officer and Chief Financial Officer, has concluded that, due to the material weakness in internal control over financial reporting in the area of other than temporary impairments for investments,  the Company's disclosure controls and procedures were not effective as of December 31, 2011.  Also as previously disclosed, subsequent to December 31, 2011, and immediately following management's identification of the above-referenced weakness, management implemented steps to remediate the material weakness.  These efforts involved, among others, development of a more robust quarterly analysis of investments which have fair values less than their historical costs and adoption of stricter policies with respect to unrealized losses on investments, particularly common stocks.  Based on the foregoing, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2012.
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2012	122	$2.00	122	402,187
February 1 – February 29, 2012	-	-	-	402,187
March 1 – March 31, 2012	-	-	-	402,187
Total	122	$2.00	122

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

* Furnished herewith (not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 11, 2012	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                       Title

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

* Furnished herewith (not filed)