Form 10-Q
period 2012-06-30
ATLANTIC AMERICAN CORP
filed 2012-08-10
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 7, 2012, was 21,251,540.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited
	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$21,858	$21,285
Investments:
Fixed maturities (cost: $198,977 and $198,506)	222,059	217,348
Common and non-redeemable preferred stocks (cost: $8,477 and $7,477)	10,155	8,348
Other invested assets (cost: $572 and $567)	572	567
Policy loans	2,282	2,246
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	236,344	229,785
Receivables:
Reinsurance	14,975	15,673
Insurance premiums and other (net of allowance for doubtful accounts: $386 and $405)	7,039	8,289
Deferred acquisition costs	25,449	24,259
Other assets	934	706
Goodwill	2,128	2,128
Total assets	$308,727	$302,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$64,987	$63,321
Unearned premiums	22,864	23,646
Losses and claims	59,807	57,975
Other policy liabilities	1,614	2,252
Total insurance reserves and policyholder funds	149,272	147,194
Accounts payable and accrued expenses	11,404	14,100
Deferred income taxes, net	5,221	3,316
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	207,135	205,848

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,306,854 and 21,274,241	22,401	22,401
Additional paid-in capital	57,158	57,136
Retained earnings	7,937	6,179
Accumulated other comprehensive income	15,750	12,244
Treasury stock, at cost: 1,094,040 and 1,126,653 shares	(1,724)	(1,753)
Total shareholders’ equity	101,592	96,277
Total liabilities and shareholders’ equity	$308,727	$302,125

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Insurance premiums	$31,592	$26,197	$62,273	$51,619
Investment income	2,855	2,691	5,738	5,260
Realized investment gains, net	470	70	1,428	71
Other income	36	115	65	178
Total revenue	34,953	29,073	69,504	57,128

Benefits and expenses:
Insurance benefits and losses incurred	23,095	18,221	45,767	34,852
Commissions and underwriting expenses	7,970	7,545	15,003	15,446
Interest expense	658	647	1,315	1,287
Other	2,376	2,328	4,845	4,583
Total benefits and expenses	34,099	28,741	66,930	56,168
Income before income taxes	854	332	2,574	960
Income tax expense	73	140	136	299
Net income	781	192	2,438	661
Preferred stock dividends	(127)	(127)	(254)	(254)
Net income applicable to common shareholders	$654	$65	$2,184	$407

Net income per common share (basic and diluted)	$.03	$-	$.10	$.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$781	$192	$2,438	$661
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain arising in the period	7,921	3,470	6,475	2,248
Related tax expense	(2,772)	(1,215)	(2,266)	(787)
Less: reclassification adjustment for net realized gains included in net income	470	70	1,428	71
Related tax expense	(164)	(25)	(500)	(25)
Net effect on other comprehensive income	4,843	2,210	3,281	1,415
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	193	74	346	265
Related tax expense	(67)	(26)	(121)	(93)
Net effect on other comprehensive income	126	48	225	172
Total other comprehensive income, net of tax	4,969	2,258	3,506	1,587
Total comprehensive income	$5,750	$2,450	$5,944	$2,248

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2012	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$(1,753)	$96,277
Net income	-	-	-	2,438	-	-	2,438
Other comprehensive income, net of tax	-	-	-	-	3,506	-	3,506
Dividends on common stock	-	-	-	(426)	-	-	(426)
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	(49)	(49)
Issuance of shares for stock options	-	-	22	-	-	78	100
Balance, June 30, 2012	$70	$22,401	$57,158	$7,937	$15,750	$(1,724)	$101,592

Six Months Ended June 30, 2011
Balance, December 31, 2010	$70	$22,374	$57,129	$3,886	$(604)	$(162)	$82,693
Net income	-	-	-	661	-	-	661
Other comprehensive income, net of tax	-	-	-	-	1,587	-	1,587
Dividends on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(254)	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	(54)	(54)
Balance, June 30, 2011	$70	$22,374	$57,129	$3,848	$983	$(216)	$84,188

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,438	$661
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	5,490	5,384
Acquisition costs deferred	(6,680)	(6,064)
Realized investment gains	(1,428)	(71)
Increase (decrease) in insurance reserves	2,078	(499)
Depreciation and amortization	220	187
Deferred income tax expense	18	295
Decrease (increase) in receivables, net	1,945	(416)
Decrease in other liabilities	(3,235)	(513)
Other, net	(144)	(7)
Net cash provided by (used in) operating activities	702	(1,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	32,849	26,884
Investments purchased	(31,947)	(28,987)
Additions to property and equipment	(148)	(28)
Net cash provided by (used in) investing activities	754	(2,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	100	-
Payment of dividends on Series D Preferred Stock	(508)	-
Payment of dividends on common stock	(426)	(445)
Purchase of shares for treasury	(49)	(54)
Net cash used in financing activities	(883)	(499)

Net increase (decrease) in cash and cash equivalents	573	(3,673)
Cash and cash equivalents at beginning of period	21,285	28,325
Cash and cash equivalents at end of period	$21,858	$24,652

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,314	$1,293
Cash paid for income taxes	$80	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company’s results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

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

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before tax for each business unit for the three month and six month periods ended June 30, 2012 and 2011.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
American Southern	$10,887	$10,906	$22,151	$21,482
Bankers Fidelity	23,857	17,960	46,938	35,293
Corporate and Other	209	207	415	353
Total revenue	$34,953	$29,073	$69,504	$57,128

Income (loss) before income taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
American Southern	$1,045	$1,189	$1,760	$2,517
Bankers Fidelity	1,159	548	3,775	1,433
Corporate and Other	(1,350)	(1,405)	(2,961)	(2,990)
Income before income taxes	$854	$332	$2,574	$960

Note 4.	Credit Arrangements

Bank Debt

At June 30, 2012, the Company had a revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to borrow or reborrow up to $5,000, subject to the terms and conditions thereof. The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the London Interbank Offered Rate (“LIBOR”) determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%. Interest on amounts outstanding is payable quarterly. The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth. The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels. Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full. During the six month period ended June 30, 2012, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2012 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2012	18,042	23,196
Balance December 31, 2011	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through June 30, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at June 30, 2012 was a liability of approximately $530 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$781	21,272
Less preferred stock dividends	(127)
Net income applicable to common shareholders	654	21,272	$.03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		79
Net income applicable to common shareholders	$654	21,351	$.03

	Three Months Ended June 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$192	22,238
Less preferred stock dividends	(127)
Net income applicable to common shareholders	65	22,238	$-
Diluted Earnings Per Common Share:
Effect of dilutive stock options		168
Net income applicable to common shareholders	$65	22,406	$-

	Six Months Ended June 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,438	21,273
Less preferred stock dividends	(254)
Net income applicable to common shareholders	2,184	21,273	$.10
Diluted Earnings Per Common Share:
Effect of dilutive stock options		84
Net income applicable to common shareholders	$2,184	21,357	$.10

	Six Months Ended June 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$661	22,246
Less preferred stock dividends	(254)
Net income applicable to common shareholders	407	22,246	$.02
Diluted Earnings Per Common Share:
Effect of dilutive stock options		127
Net income applicable to common shareholders	$407	22,373	$.02

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 7.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Federal income tax provision at statutory rate of 35%	$299	$116	$901	$336
Dividends received deduction	(38)	(21)	(82)	(70)
Small life insurance company deduction	(32)	20	(237)	-
Other permanent differences	8	25	16	33
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(164)	-	(462)	-
Income tax expense	$73	$140	$136	$299

The components of the income tax expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current - Federal	$22	$(11)	$118	$4
Deferred - Federal	215	151	480	295
Change in deferred tax asset valuation allowance	(164)	-	(462)	-
Total	$73	$140	$136	$299

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

Note 8.	Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2012 and December 31, 2011.

Investments were comprised of the following:

	June 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,203	$4,297	$-	$22,906
Obligations of states and political subdivisions	17,694	2,434	-	15,260
Corporate securities:
Utilities and telecom	17,593	2,743	-	14,850
Financial services	40,522	1,865	553	39,210
Other business – diversified	62,382	5,338	112	57,156
Other consumer – diversified	50,200	7,121	64	43,143
Total corporate securities	170,697	17,067	729	154,359
Redeemable preferred stocks:
Utilities and telecom	1,504	4	-	1,500
Financial services	4,768	45	36	4,759
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	6,465	49	36	6,452
Total fixed maturities	222,059	23,847	765	198,977
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,333	369	-	964
Financial services	6,694	908	3	5,789
Other business – diversified	125	78	-	47
Other consumer – diversified	2,003	401	75	1,677
Total equity securities	10,155	1,756	78	8,477
Other invested assets	572	-	-	572
Policy loans	2,282	-	-	2,282
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$236,344	$25,603	$843	$211,584

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$4,186	$-	$31,736
Obligations of states and political subdivisions	17,030	1,757	-	15,273
Corporate securities:
Utilities and telecom	18,598	2,736	-	15,862
Financial services	34,900	725	1,346	35,521
Other business – diversified	56,553	5,043	152	51,662
Other consumer – diversified	46,908	6,170	12	40,750
Total corporate securities	156,959	14,674	1,510	143,795
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,576	29	462	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,437	197	462	7,702
Total fixed maturities	217,348	20,814	1,972	198,506
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,203	239	-	964
Financial services	5,148	558	199	4,789
Other business – diversified	115	68	-	47
Other consumer – diversified	1,882	205	-	1,677
Total equity securities	8,348	1,070	199	7,477
Other invested assets	567	-	-	567
Policy loans	2,246	-	-	2,246
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$229,785	$21,884	$2,171	$210,072

The amortized cost and carrying value of the Company’s investments in fixed maturities at June 30, 2012 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Carrying Value	Amortized Cost
Due in one year or less	$1,535	$1,499
Due after one year through five years	4,619	4,220
Due after five years through ten years	37,670	35,723
Due after ten years	177,054	156,541
Varying maturities	1,181	994
Totals	$222,059	$198,977

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,203	$22,906	$4,297	$35,922	$31,736	$4,186
Obligations of states and political subdivisions	17,694	15,260	2,434	17,030	15,273	1,757
Utilities and telecom	20,430	17,314	3,116	22,469	19,326	3,143
Financial services	51,984	49,758	2,226	44,624	45,319	(695)
Other business – diversified	62,507	57,203	5,304	56,668	51,709	4,959
Other consumer – diversified	52,396	45,013	7,383	48,983	42,620	6,363
Other investments	4,130	4,130	-	4,089	4,089	-
Investments	$236,344	$211,584	$24,760	$229,785	$210,072	$19,713

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011.

	June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$13,554	$205	$1,476	$524	$15,030	$729
Redeemable preferred stocks	-	-	1,883	36	1,883	36
Common and non-redeemable preferred stocks	622	75	997	3	1,619	78
Total temporarily impaired securities	$14,176	$280	$4,356	$563	$18,532	$843

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$30,675	$1,112	$1,602	$398	$32,277	$1,510
Redeemable preferred stocks	-	-	2,807	462	2,807	462
Common and non-redeemable preferred stocks	824	176	1,245	23	2,069	199
Total temporarily impaired securities	$31,499	$1,288	$5,654	$883	$37,153	$2,171

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

As of June 30, 2012, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the financial services sector. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2012.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s financial instruments valued using Level 3 criteria include certain fixed maturities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of June 30, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,099 and the value of the zero cost interest rate collar was a liability of $530 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of June 30, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$219,960	$2,099	$222,059
Equity securities	3,660	6,495	-	10,155
Cash equivalents	18,598	-	-	18,598
Total	$22,258	$226,455	$2,099	$250,812
Liabilities:
Derivative	$-	$-	$530	$530

As of December 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$215,313	$2,035	$217,348
Equity securities	3,374	4,974	-	8,348
Cash equivalents	19,519	-	-	19,519
Total	$22,893	$220,287	$2,035	$245,215
Liabilities:
Derivative	$-	$-	$876	$876

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2012.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2011	$2,035	$(876)
Total unrealized gains (losses) included in comprehensive income	(61)	153
Balance, March 31, 2012	1,974	(723)
Total unrealized gains included in comprehensive income	125	193
Balance, June 30, 2012	$2,099	$(530)

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  At June 30, 2012, the value of the derivative was determined based on the difference between the contractual interest rate of 4.77% and the current 3-month LIBOR rate of 0.47%.  Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

Note 10.	Fair Values of Financial Instruments

The estimated fair value amounts have been determined by the Company using available market information from various market sources and appropriate valuation methodologies as of the respective dates.  However, considerable judgment is necessary to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2012 and December 31, 2011.

			June 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$21,858	$21,858	$21,285	$21,285
Fixed maturities		(1)	222,059	222,059	217,348	217,348
Equity securities		(1)	10,155	10,155	8,348	8,348
Other invested assets	Level 3		572	572	567	567
Policy loans	Level 2		2,282	2,282	2,246	2,246
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238
Liabilities:
Junior subordinated debentures	Level 2		41,238	41,238	41,238	41,238
Derivative	Level 3		530	530	876	876

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of June 30, 2012 and December 31, 2011 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2012. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain critical estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the six month period ended June 30, 2012, there were no changes to the critical accounting policies or related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $0.8 million, or $0.03 per diluted share, for the three month period ended June 30, 2012, compared to net income of $0.2 million, or nil per diluted share, for the three month period ended June 30, 2011.  The Company had net income of $2.4 million, or $0.10 per diluted share, for the six month period ended June 30, 2012, compared to net income of $0.7 million, or $0.02 per diluted share, for the six month period ended June 30, 2011.  The increase in net income for the three month and six month periods ended June 30, 2012 was primarily due to an increase in premium revenue, investment income and realized investment gains, in conjunction with maintaining a relatively consistent level of fixed general and administrative expenses.  Premium revenue for the three month period ended June 30, 2012 increased $5.4 million, or 20.6%, to $31.6 million. For the six month period ended June 30, 2012, premium revenue increased $10.7 million, or 20.6%, to $62.3 million.  The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating income (income before income taxes and realized investment gains) was $0.4 million in the three month period ended June 30, 2012 compared to $0.3 million in the three month period ended June 30, 2011.  Operating income in the six month periods ended June 30, 2012 and 2011 was $1.1 million and $0.9 million, respectively. While the life and health operations experienced significant growth in premium revenue and related profitability during the three month and six month periods ended June 30, 2012, operating income was moderated by unfavorable loss experience in the property and casualty operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month and six month periods ended June 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Gross written premiums	$12,030	$12,247	$21,579	$19,817
Ceded premiums	(1,904)	(1,507)	(3,819)	(2,974)
Net written premiums	$10,126	$10,740	$17,760	$16,843
Net earned premiums	$9,666	$9,731	$19,478	$19,164

Gross written premiums at American Southern decreased $0.2 million, or 1.8%, during the three month period ended June 30, 2012 from the three month period ended June 30, 2011, and increased $1.8 million, or 8.9%, during the six month period ended June 30, 2012, over the comparable period in 2011.  The decrease in gross written premiums for the three month period ended June 30, 2012 was due primarily to a decrease in the general liability line of business.  The increase in gross written premiums for the six month period ended June 30, 2012 was primarily attributable to increases of $1.8 million in commercial automobile business written by a newly appointed agency and $1.6 million in commercial automobile business written by an existing agency.  Partially offsetting the increase in gross written premiums for the six month period ended June 30, 2012 was a decrease of $1.8 million in commercial automobile written premiums resulting from the cancellation of two agencies in the first quarter of 2012 due to unfavorable loss experience.

Ceded premiums increased $0.4 million, or 26.3%, during the three month period ended June 30, 2012, and $0.8 million, or 28.4%, during the six month period ended June 30, 2012, over the comparable periods in 2011.  The increase in ceded premiums for the three month and six month periods ended June 30, 2012 was primarily due to increased cession rates as well as an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Commercial automobile	$6,540	$6,454	$12,860	$12,569
General liability	783	1,067	1,946	2,200
Property	556	495	998	1,003
Surety	1,787	1,715	3,674	3,392
Total	$9,666	$9,731	$19,478	$19,164

Net earned premiums decreased slightly during the three month period ended June 30, 2012 from the three month period ended June 30, 2011, and increased $0.3 million, or 1.6%, during the six month period ended June 30, 2012, over the comparable period in 2011.  The decrease in net earned premiums for the three month period ended June 30, 2012 was primarily attributable to the continued decline in the general liability line of business.  The increase in net earned premiums for the six month period ended June 30, 2012 was primarily due to the volume of commercial automobile and surety business written in the current year and during 2011. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

The following sets forth American Southern’s loss and expense ratios for the three month and six month periods ended June 30, 2012 and for the comparable periods in 2011:

	Three Months Ended June 30,		Six Month Ended June 30,
	2012	2011	2012	2011

Loss ratio	69.7%	59.6%	75.8%	57.9%
Expense ratio	32.1%	40.2%	28.9%	41.1%
Combined ratio	101.8%	99.8%	104.7%	99.0%

The loss ratio for the three month period ended June 30, 2012 increased to 69.7% from 59.6% in the three month period ended June 30, 2011 and to 75.8% in the six month period ended June 30, 2012 from 57.9% in the comparable period of 2011. The increase in the loss ratio for the three month and six month periods ended June 30, 2012 was attributable to increases in the frequency and severity of claims in substantially all lines of business during 2012 as compared to the same periods in 2011.

The expense ratio for the three month period ended June 30, 2012 decreased to 32.1% from 40.2% in the three month period ended June 30, 2011 and to 28.9% in the six month period ended June 30, 2012 from 41.1% in the comparable period of 2011.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2012 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. During the three month and six month periods ended June 30, 2012, these commissions at American Southern decreased $0.9 million and $2.2 million, respectively, from the comparable periods in 2011 due to the unfavorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month and six month periods ended June 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Medicare supplement	$17,745	$12,510	$34,619	$24,764
Other health	1,116	1,065	2,234	2,106
Life	3,065	2,891	5,942	5,585
Total	$21,926	$16,466	$42,795	$32,455

Premium revenue at Bankers Fidelity increased $5.5 million, or 33.2%, during the three month period ended June 30, 2012, and $10.3 million, or 31.9%, during the six month period ended June 30, 2012, over the comparable periods in 2011.  Premiums from the Medicare supplement line of business increased $5.2 million, or 41.8%, during the three month period ended June 30, 2012, and $9.9 million, or 39.8%, during the six month period ended June 30, 2012, due primarily to an increase in business generated from the company’s core producers, new business issued in the state of Missouri, and rate increases on renewal business.  Other health products premiums increased slightly during the same comparable periods, primarily as a result of increased sales of the company’s short-term care product. Premiums from the life insurance line of business increased $0.2 million, or 6.0%, during the three month period ended June 30, 2012, and $0.4 million, or 6.4%, during the six month period ended June 30, 2012 due to normal new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month and six month periods ended June 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Benefits and losses	$16,357	$12,418	$31,010	$23,754
Commissions and other expenses	6,339	4,994	12,152	10,106
Total expenses	$22,696	$17,412	$43,162	$33,860

Benefits and losses increased $3.9 million, or 31.7%, during the three month period ended June 30, 2012, and $7.3 million, or 30.5%, during the six month period ended June 30, 2012, over the comparable periods in 2011.  As a percentage of premiums, benefits and losses decreased to 74.6% in the three month period ended June 30, 2012 from 75.4% in the three month period ended June 30, 2011. For the six month period ended June 30, 2012, this ratio decreased to 72.5% from 73.2% in the comparable period in 2011. The decrease in the loss ratio for the three month and six month periods ended June 30, 2012 was primarily attributable to more favorable loss experience in the Medicare supplement line of business during 2012 as compared to the same periods in 2011.

Commissions and other expenses increased $1.3 million, or 26.9%, during the three month period ended June 30, 2012, and $2.0 million, or 20.2%, during the six month period ended June 30, 2012, over the comparable periods in 2011.  The increase in commissions and other expenses was primarily attributable to the increased level of premiums earned as well as increases in advertising and agency related expenses.  As a percentage of premiums, these expenses decreased to 28.9% in the three month period ended June 30, 2012 from 30.3% in the three month period ended June 30, 2011.  For the six month period ended June 30, 2012, this ratio decreased to 28.4% from 31.1% in the comparable period in 2011.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2012 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.2 million, or 6.1%, during the three month period ended June 30, 2012, and $0.5 million, or 9.1%, during the six month period ended June 30, 2012, over the comparable periods in 2011.  The increase in investment income was primarily attributable to an increase in yield on invested assets and a higher average balance of fixed maturities held by the Company in the three month and six month periods ended June 30, 2012 as compared to the same periods of 2011.

The Company had net realized investment gains of $1.4 million during the six month period ended June 30, 2012, compared to net realized investment gains of $0.1 million in the six month period ended June 30, 2011.   The significant increase in net realized investment gains for the six month period ended June 30, 2012 was primarily due to the sale of several of the Company’s investments in fixed maturities during the 2012 period.   Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month and six month periods ended June 30, 2012 from the comparable periods in 2011.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s bank debt and outstanding trust preferred obligations are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.5 million, or 4.8%, during the three month period ended June 30, 2012 over the three month period ended June 30, 2011, and decreased $0.2 million, or 0.9%, during the six month period ended June 30, 2012, from the comparable period in 2011.  The increase in other expenses for the three month period ended June 30, 2012 was primarily due to increased commission and underwriting costs in the life and health operations associated with increased premiums as well as increases in advertising and agency related expenses.  The decrease in other expenses for the six month period ended June 30, 2012 was primarily attributable to decreased commission accruals at American Southern due to recent loss experience.  During the three month and six month periods ended June 30, 2012, these commissions at American Southern decreased $0.9 million and $2.2 million, respectively, from the comparable periods in 2011.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.  Partially offsetting the decrease in other expenses in the six month period ended June 30, 2012 were increased commission and underwriting costs in the life and health operations resulting from the higher volume of business discussed previously.   On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 32.7% in the three month period ended June 30, 2012 from 37.7% in the three month period ended June 30, 2011.  For the six month period ended June 30, 2012, this ratio decreased to 31.9% from 38.8% in the comparable period of 2011.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2012 was primarily attributable to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses and a reduction in American Southern’s commission accruals discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as appropriate levels of taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The amount of the SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At June 30, 2012, the Parent had approximately $25.8 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $1.0 million for the six month period ended June 30, 2012 compared to statutory net income of $3.2 million for the six month period ended June 30, 2011.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2012, American Southern had $37.7 million of statutory surplus and Bankers Fidelity had $33.1 million of statutory surplus. In 2012, dividend payments by the Parent’s insurance subsidiaries in excess of $7.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $4.6 million at June 30, 2012.

In addition to these internal funding sources, the Company maintains its revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the Company is able to, subject to the terms and conditions thereof, borrow or reborrow up to $5.0 million.  The interest rate on amounts outstanding under the Credit Agreement is, at the option of the Company, equivalent to either (a) the base rate (which equals the higher of the Prime Rate or 0.5% above the Federal Funds Rate, each as defined) or (b) the LIBOR determined on an interest period of 1-month, 2-months, 3-months or 6-months, plus 2.00%.  Interest on amounts outstanding is payable quarterly.  The Credit Agreement requires the Company to comply with certain covenants, including, among others, ratios that relate funded debt to both total capitalization and earnings before interest, taxes, depreciation and amortization, as well as the maintenance of minimum levels of tangible net worth.  The Company must also comply with limitations on capital expenditures, certain payments, additional debt obligations, equity repurchases and certain redemptions, as well as minimum risk-based capital levels.  Upon the occurrence of an event of default, Wells Fargo may terminate the Credit Agreement and declare all amounts outstanding due and payable in full.  During the six month period ended June 30, 2012, there was no balance outstanding under this Credit Agreement and the Company was in compliance with all financial covenants of the Credit Agreement. The termination date of this Credit Agreement is August 31, 2012. While the Company currently believes that it would be able to timely enter into a replacement credit facility, on substantially similar terms, there are currently no plans to renew or replace the Credit Agreement upon its scheduled termination.  No assurances can be provided, however, that the Company will be able to enter into a new credit facility in the future at times, or on terms, acceptable to the Company.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2012, the effective interest rate was 4.5%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through June 30, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Credit Agreement, if any, and the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2012, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2012, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Net cash provided by operating activities was $0.7 million in the six month period ended June 30, 2012, compared to net cash used in operating activities of $1.0 million in the six month period ended June 30, 2011.  Cash and cash equivalents increased from $21.3 million at December 31, 2011 to $21.9 million at June 30, 2012.  The increase in cash and cash equivalents during the six month period ended June 30, 2012 was primarily due to cash provided by operating activities as well as normal sales and maturities exceeding the purchase of investments.  Partially offsetting the increase were dividends paid on the Company’s Series D Preferred Stock and common stock in the six month period ended June 30, 2012 of $0.5 million and $0.4 million, respectively.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2012	-	$-	-	402,187
May 1 – May 31, 2012	2,307	2.90	2,307	399,880
June 1 – June 30, 2012	14,958	2.80	14,958	384,922
Total	17,265	$2.82	17,265

Item 6.    Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 10, 2012	By:	/s/ John G. Sample, Jr.
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