Form 10-Q
period 2012-09-30
ATLANTIC AMERICAN CORP
filed 2012-11-09
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 7, 2012 was 21,112,488.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements
ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited
	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$19,137	$21,285
Investments:
Fixed maturities (cost: $200,928 and $198,506)	230,188	217,348
Common and non-redeemable preferred stocks (cost: $9,477 and $7,477)	11,539	8,348
Other invested assets (cost: $588 and $567)	588	567
Policy loans	2,320	2,246
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	245,911	229,785
Receivables:
Reinsurance	16,965	15,673
Insurance premiums and other (net of allowance for doubtful accounts: $379 and $405)	8,561	8,289
Deferred acquisition costs	25,914	24,259
Other assets	838	706
Goodwill	2,128	2,128
Total assets	$319,454	$302,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$66,153	$63,321
Unearned premiums	22,252	23,646
Losses and claims	61,879	57,975
Other policy liabilities	1,421	2,252
Total insurance reserves and policyholder funds	151,705	147,194
Accounts payable and accrued expenses	12,833	14,100
Deferred income taxes, net	7,242	3,316
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	213,018	205,848

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,124,050 and 21,274,241	22,401	22,401
Additional paid-in capital	57,161	57,136
Retained earnings	8,895	6,179
Accumulated other comprehensive income	20,137	12,244
Treasury stock, at cost: 1,276,844 and 1,126,653 shares	(2,228)	(1,753)
Total shareholders’ equity	106,436	96,277
Total liabilities and shareholders’ equity	$319,454	$302,125

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Insurance premiums	$32,381	$27,211	$94,654	$78,830
Investment income	2,880	2,652	8,618	7,912
Realized investment gains, net	-	903	1,428	974
Other income	41	34	106	212
Total revenue	35,302	30,800	104,806	87,928

Benefits and expenses:
Insurance benefits and losses incurred	22,289	19,301	68,056	54,153
Commissions and underwriting expenses	8,962	6,746	23,965	22,192
Interest expense	662	653	1,977	1,940
Other	2,433	2,332	7,278	6,915
Total benefits and expenses	34,346	29,032	101,276	85,200
Income before income taxes	956	1,768	3,530	2,728
Income tax (benefit) expense	(128)	64	8	363
Net income	1,084	1,704	3,522	2,365
Preferred stock dividends	(127)	(127)	(381)	(381)
Net income applicable to common shareholders	$957	$1,577	$3,141	$1,984

Basic earnings per common share	$.05	$.07	$.15	$.09
Diluted earnings per common share	$.04	$.07	$.15	$.09

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$1,084	$1,704	$3,522	$2,365
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	6,562	14,806	13,037	17,054
Related tax expense	(2,297)	(5,182)	(4,563)	(5,969)
Less: reclassification adjustment for net realized gains included in net income	-	567	1,428	638
Related tax expense	-	(198)	(500)	(223)
Net effect on other comprehensive income	4,265	9,255	7,546	10,670
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	188	188	534	453
Related tax expense	(66)	(65)	(187)	(158)
Net effect on other comprehensive income	122	123	347	295
Total other comprehensive income, net of tax	4,387	9,378	7,893	10,965
Total comprehensive income	$5,471	$11,082	$11,415	$13,330

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2012	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$(1,753)	$96,277
Net income	-	-	-	3,522	-	-	3,522
Other comprehensive income, net of tax	-	-	-	-	7,893	-	7,893
Dividends on common stock	-	-	-	(425)	-	-	(425)
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	(556)	(556)
Issuance of shares under stock plans	-	-	25	-	-	81	106
Balance, September 30, 2012	$70	$22,401	$57,161	$8,895	$20,137	$(2,228)	$106,436

Nine Months Ended September 30, 2011
Balance, December 31, 2010	$70	$22,374	$57,129	$3,886	$(604)	$(162)	$82,693
Net income	-	-	-	2,365	-	-	2,365
Other comprehensive income, net of tax	-	-	-	-	10,965	-	10,965
Dividends on common stock	-	-	-	(445)	-	-	(445)
Dividends accrued on preferred stock	-	-	-	(381)	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	(71)	(71)
Balance, September 30, 2011	$70	$22,374	$57,129	$5,425	$10,361	$(233)	$95,126

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,522	$2,365
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	7,932	7,816
Acquisition costs deferred	(9,587)	(9,239)
Realized investment gains	(1,428)	(974)
Increase in insurance reserves	4,511	2,454
Depreciation and amortization	341	283
Deferred income tax (benefit) expense	(323)	244
Increase in receivables, net	(1,568)	(3,149)
Decrease in other liabilities	(1,606)	(124)
Other, net	(86)	302
Net cash provided by (used in) operating activities	1,708	(22)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	34,358	46,450
Investments purchased	(36,672)	(51,804)
Additions to property and equipment	(159)	(48)
Net cash used in investing activities	(2,473)	(5,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	106	-
Payment of dividends on Series D Preferred Stock	(508)	-
Payment of dividends on common stock	(425)	(445)
Purchase of shares for treasury	(556)	(71)
Net cash used in financing activities	(1,383)	(516)

Net decrease in cash and cash equivalents	(2,148)	(5,940)
Cash and cash equivalents at beginning of period	21,285	28,325
Cash and cash equivalents at end of period	$19,137	$22,385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,981	$1,945
Cash paid for income taxes	$180	$-

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The Company’s results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or for any other future period.

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

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before tax for each business unit for the three month and nine month periods ended September 30, 2012 and 2011.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
American Southern	$10,482	$10,446	$32,633	$31,928
Bankers Fidelity	24,604	20,212	71,542	55,505
Corporate and Other	216	142	631	495
Total revenue	$35,302	$30,800	$104,806	$87,928

Income (loss) before income taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
American Southern	$233	$974	$1,993	$3,491
Bankers Fidelity	2,230	2,391	6,005	3,824
Corporate and Other	(1,507)	(1,597)	(4,468)	(4,587)
Income before income taxes	$956	$1,768	$3,530	$2,728

Note 4.	Credit Arrangements

Bank Debt

The Company’s revolving credit facility (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) expired on August 31, 2012, the stated maturity date, by its terms.  There were no balances outstanding under the Credit Agreement at that time.  The Company has not entered into any replacement credit facility, but expects that it will evaluate the need to enter into any such facility when, as and if necessary in the future.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2012 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2012	18,042	23,196
Balance December 31, 2011	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85%, and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through September 30, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The estimated fair value and related carrying value of the Company’s interest rate collar at September 30, 2012 was a liability of approximately $342 with a corresponding decrease in accumulated other comprehensive income in shareholders’ equity, net of deferred tax.

Note 6.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,084	21,212
Less preferred stock dividends	(127)
Net income applicable to common shareholders	957	21,212	$.05
Diluted Earnings Per Common Share:
Effect of dilutive stock options		76
Net income applicable to common shareholders	$957	21,288	$.04

	Three Months Ended September 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,704	22,226
Less preferred stock dividends	(127)
Net income applicable to common shareholders	1,577	22,226	$.07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		146
Net income applicable to common shareholders	$1,577	22,372	$.07

	Nine Months Ended September 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,522	21,253
Less preferred stock dividends	(381)
Net income applicable to common shareholders	3,141	21,253	$.15
Diluted Earnings Per Common Share:
Effect of dilutive stock options		66
Net income applicable to common shareholders	$3,141	21,319	$.15

	Nine Months Ended September 30, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,365	22,239
Less preferred stock dividends	(381)
Net income applicable to common shareholders	1,984	22,239	$.09
Diluted Earnings Per Common Share:
Effect of dilutive stock options		157
Net income applicable to common shareholders	$1,984	22,396	$.09

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 7.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax (benefit) expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Federal income tax provision at statutory rate of 35%	$335	$619	$1,236	$955
Dividends received deduction	(45)	(60)	(127)	(130)
Small life insurance company deduction	(375)	(187)	(612)	(187)
Other permanent differences	12	4	28	37
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	24	(361)	(438)	(361)
Adjustment for prior years’ estimates to actual	(79)	49	(79)	49
Income tax (benefit) expense	$(128)	$64	$8	$363

The components of the income tax (benefit) expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current - Federal	$213	$115	$331	$119
Deferred - Federal	(365)	310	115	605
Change in deferred tax asset valuation allowance	24	(361)	(438)	(361)
Total	$(128)	$64	$8	$363

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2012 and 2011 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $79 and $49 in the three month and nine month periods ended September 30, 2012 and 2011, respectively.

Note 8.	Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2012 and December 31, 2011.

Investments were comprised of the following:

	September 30, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,548	$4,648	$-	$22,900
Obligations of states and political subdivisions	17,849	2,596	-	15,253
Corporate securities:
Utilities and telecom	17,888	3,039	-	14,849
Financial services	43,343	3,326	468	40,485
Other business – diversified	65,934	7,556	-	58,378
Other consumer – diversified	51,647	8,538	2	43,111
Total corporate securities	178,812	22,459	470	156,823
Redeemable preferred stocks:
Financial services	5,786	41	14	5,759
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	5,979	41	14	5,952
Total fixed maturities	230,188	29,744	484	200,928
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,367	403	-	964
Financial services	7,690	915	14	6,789
Other business – diversified	132	85	-	47
Other consumer – diversified	2,350	673	-	1,677
Total equity securities	11,539	2,076	14	9,477
Other invested assets	588	-	-	588
Policy loans	2,320	-	-	2,320
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$245,911	$31,820	$498	$214,589

	December 31, 2011
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$4,186	$-	$31,736
Obligations of states and political subdivisions	17,030	1,757	-	15,273
Corporate securities:
Utilities and telecom	18,598	2,736	-	15,862
Financial services	34,900	725	1,346	35,521
Other business – diversified	56,553	5,043	152	51,662
Other consumer – diversified	46,908	6,170	12	40,750
Total corporate securities	156,959	14,674	1,510	143,795
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,576	29	462	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,437	197	462	7,702
Total fixed maturities	217,348	20,814	1,972	198,506
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,203	239	-	964
Financial services	5,148	558	199	4,789
Other business – diversified	115	68	-	47
Other consumer – diversified	1,882	205	-	1,677
Total equity securities	8,348	1,070	199	7,477
Other invested assets	567	-	-	567
Policy loans	2,246	-	-	2,246
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$229,785	$21,884	$2,171	$210,072

The amortized cost and carrying value of the Company’s investments in fixed maturities at September 30, 2012 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Carrying Value	Amortized Cost
Due in one year or less	$1,523	$1,500
Due after one year through five years	4,666	4,219
Due after five years through ten years	40,238	36,987
Due after ten years	182,582	157,228
Varying maturities	1,179	994
Totals	$230,188	$200,928

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,548	$22,900	$4,648	$35,922	$31,736	$4,186
Obligations of states and political subdivisions	17,849	15,253	2,596	17,030	15,273	1,757
Utilities and telecom	19,255	15,813	3,442	22,469	19,326	3,143
Financial services	56,819	53,033	3,786	44,624	45,319	(695)
Other business – diversified	66,066	58,425	7,641	56,668	51,709	4,959
Other consumer – diversified	54,190	44,981	9,209	48,983	42,620	6,363
Other investments	4,184	4,184	-	4,089	4,089	-
Investments	$245,911	$214,589	$31,322	$229,785	$210,072	$19,713

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$2,888	$30	$1,560	$440	$4,448	$470
Redeemable preferred stocks	1,909	10	996	4	2,905	14
Common and non-redeemable preferred stocks	986	14	-	-	986	14
Total temporarily impaired securities	$5,783	$54	$2,556	$444	$8,339	$498

	December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$30,675	$1,112	$1,602	$398	$32,277	$1,510
Redeemable preferred stocks	-	-	2,807	462	2,807	462
Common and non-redeemable preferred stocks	824	176	1,245	23	2,069	199
Total temporarily impaired securities	$31,499	$1,288	$5,654	$883	$37,153	$2,171

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

As of September 30, 2012, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the financial services sector. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2012.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include substantially all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, municipal bonds, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s financial instruments valued using Level 3 criteria include certain fixed maturities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of September 30, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,100 and the value of the zero cost interest rate collar was a liability of $342 (See Note 5). The use of different criteria or assumptions regarding data may have yielded different valuations.

As of September 30, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$228,088	$2,100	$230,188
Equity securities	4,059	7,480	-	11,539
Cash equivalents	18,870	-	-	18,870
Total	$22,929	$235,568	$2,100	$260,597
Liabilities:
Derivative	$-	$-	$342	$342

As of December 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$215,313	$2,035	$217,348
Equity securities	3,374	4,974	-	8,348
Cash equivalents	19,519	-	-	19,519
Total	$22,893	$220,287	$2,035	$245,215
Liabilities:
Derivative	$-	$-	$876	$876

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2012.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2011	$2,035	$(876)
Total unrealized gains (losses) included in comprehensive income	(61)	153
Balance, March 31, 2012	1,974	(723)
Total unrealized gains included in comprehensive income	125	193
Balance, June 30, 2012	2,099	(530)
Total unrealized gains included in comprehensive income	1	188
Balance, September 30, 2012	$2,100	$(342)

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. As the derivative is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  At September 30, 2012, the value of the derivative was determined based on the difference between the contractual interest rate of 4.77% and the current 3-month LIBOR rate of 0.42%.  Fair value quotations are also obtained and considered, as applicable, from the counterparty to the transaction.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2012 and December 31, 2011.

		September 30, 2012		December 31, 2011
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$19,137	$19,137	$21,285	$21,285
Fixed maturities	(1)	230,188	230,188	217,348	217,348
Equity securities	(1)	11,539	11,539	8,348	8,348
Other invested assets	Level 3	588	588	567	567
Policy loans	Level 2	2,320	2,320	2,246	2,246
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238
Liabilities:
Junior subordinated debentures	Level 2	41,238	41,238	41,238	41,238
Derivative	Level 3	342	342	876	876

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of September 30, 2012 and December 31, 2011 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2012. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain critical estimates that involve a higher degree of judgment and are subject to a significant degree of variability.  The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. During the nine month period ended September 30, 2012, there were no changes to the critical accounting policies or related estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

OVERALL CORPORATE RESULTS

On a consolidated basis, the Company had net income of $1.1 million, or $0.04 per diluted share, for the three month period ended September 30, 2012, compared to net income of $1.7 million, or $0.07 per diluted share, for the three month period ended September 30, 2011.  The Company had net income of $3.5 million, or $0.15 per diluted share, for the nine month period ended September 30, 2012, compared to net income of $2.4 million, or $0.09 per diluted share, for the nine month period ended September 30, 2011.  The decrease in net income for the three month period ended September 30, 2012 was solely due to a decrease in realized investment gains. During the three month period ended September 30, 2011 the Company had $0.9 million in realized investment gains.  There were no realized investment gains in the comparable 2012 quarter.  The increase in net income for the nine month period ended September 30, 2012 was primarily due to an increase in premium revenue, investment income and realized investment gains, in conjunction with maintaining a relatively consistent level of fixed general and administrative expenses.  Premium revenue for the three month period ended September 30, 2012 increased $5.2 million, or 19.0%, to $32.4 million. For the nine month period ended September 30, 2012, premium revenue increased $15.8 million, or 20.1%, to $94.7 million.  The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating income (income before income taxes and realized investment gains) was $1.0 million in the three month period ended September 30, 2012 compared to $0.9 million in the three month period ended September 30, 2011.  Operating income in the nine month periods ended September 30, 2012 and 2011 was $2.1 million and $1.8 million, respectively. While the life and health operations experienced significant growth in premium revenue and related profitability during the three month and nine month periods ended September 30, 2012, operating income was moderated by unfavorable loss experience in the property and casualty operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following is a summary of American Southern’s premiums for the three month and nine month periods ended September 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Gross written premiums	$10,885	$11,919	$32,464	$31,736
Ceded premiums	(1,910)	(1,631)	(5,729)	(4,605)
Net written premiums	$8,975	$10,288	$26,735	$27,131
Net earned premiums	$9,362	$9,023	$28,840	$28,187

Gross written premiums at American Southern decreased $1.0 million, or 8.7%, during the three month period ended September 30, 2012 from the three month period ended September 30, 2011, and increased $0.7 million, or 2.3%, during the nine month period ended September 30, 2012, over the comparable period in 2011.  The decrease in gross written premiums for the three month period ended September 30, 2012 was primarily attributable to a decrease in commercial automobile business due to agency cancellations, as described below, and the cancellation of certain general liability programs.  The increase in gross written premiums for the nine month period ended September 30, 2012 was primarily attributable to increases of $3.1 million in commercial automobile business written by a newly appointed agency and $1.8 million in commercial automobile business written by an existing agency.  Partially offsetting the increase in gross written premiums for the nine month period ended September 30, 2012 was a decrease of $3.4 million in commercial automobile written premiums resulting from the cancellation of two agencies in the first quarter of 2012 due to unfavorable loss experience; as well as the cancellation of certain general liability programs.

Ceded premiums increased $0.3 million, or 17.1%, during the three month period ended September 30, 2012, and $1.1 million, or 24.4%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  The increase in ceded premiums for the three month and nine month periods ended September 30, 2012 was primarily due to increased cession rates as well as an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business.  Also contributing to the increase in ceded premiums was the increase in related earned premiums.  As American Southern’s premiums are determined and ceded as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Commercial automobile	$6,371	$5,798	$19,231	$18,367
General liability	745	958	2,691	3,158
Property	523	547	1,521	1,550
Surety	1,723	1,720	5,397	5,112
Total	$9,362	$9,023	$28,840	$28,187

Net earned premiums increased $0.3 million, or 3.8%, during the three month period ended September 30, 2012, and $0.7 million, or 2.3%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  The increase in net earned premiums for the three month and nine month periods ended September 30, 2012 was primarily related to the volume of commercial automobile and surety business written in the current year and during 2011. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

The following sets forth American Southern’s loss and expense ratios for the three month and nine month periods ended September 30, 2012 and for the comparable periods in 2011:

	Three Months Ended September 30,		Nine Month Ended September 30,
	2012	2011	2012	2011

Loss ratio	69.1%	72.8%	73.6%	62.7%
Expense ratio	40.4%	32.2%	32.6%	38.2%
Combined ratio	109.5%	105.0%	106.2%	100.9%

The loss ratio for the three month period ended September 30, 2012 decreased to 69.1% from 72.8% in the three month period ended September 30, 2011 and increased to 73.6% in the nine month period ended September 30, 2012 from 62.7% in the comparable period of 2011. The decrease in the loss ratio for the three month period ended September 30, 2012 was primarily attributable to more favorable loss experience in the surety line of business in the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011.  The increase in the loss ratio for the nine month period ended September 30, 2012 was due to increases in the frequency and severity of claims in the commercial automobile line of business and higher claims in the general liability line of business during the nine month period ended September 30, 2012 as compared to the same period in 2011.

The expense ratio for the three month period ended September 30, 2012 increased to 40.4% from 32.2% in the three month period ended September 30, 2011 and decreased to 32.6% in the nine month period ended September 30, 2012 from 38.2% in the comparable period of 2011.  The increase in the expense ratio for the three month period ended September 30, 2012 and the decrease in the expense ratio for the nine month period ended September 30, 2012 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. During the three month period ended September 30, 2012, these commissions at American Southern increased $0.6 million over the three month period ended September 30, 2011 due primarily to the favorable loss experience in the surety line of business, which has higher variable commission rates than other larger lines of business.  During the nine month period ended September 30, 2012 these commissions decreased $1.6 million from the comparable period in 2011 due to unfavorable loss experience in the commercial automobile and general liability lines of business.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums for the three month and nine month periods ended September 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Medicare supplement	$18,720	$14,196	$53,339	$38,960
Other health	1,133	1,103	3,367	3,209
Life	3,166	2,889	9,108	8,474
Total	$23,019	$18,188	$65,814	$50,643

Premium revenue at Bankers Fidelity increased $4.8 million, or 26.6%, during the three month period ended September 30, 2012, and $15.2 million, or 30.0%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  Premiums from the Medicare supplement line of business increased $4.5 million, or 31.9%, during the three month period ended September 30, 2012, and $14.4 million, or 36.9%, during the nine month period ended September 30, 2012, due primarily to an increase in business generated from the company’s core producers, new business issued in the state of Missouri as a result of favorable pricing compared to competitors, and active management and implementation of rate increases on renewal business, as appropriate.  Other health product premiums increased slightly during the same comparable periods, primarily as a result of increased sales of the company’s short-term care product. Premiums from the life insurance line of business increased $0.3 million, or 9.6%, during the three month period ended September 30, 2012, and $0.6 million, or 7.5%, during the nine month period ended September 30, 2012 due to new sales activity.

The following summarizes Bankers Fidelity’s operating expenses for the three month and nine month periods ended September 30, 2012 and the comparable periods in 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Benefits and losses	$15,818	$12,736	$46,828	$36,490
Commissions and other expenses	6,557	5,085	18,709	15,191
Total expenses	$22,375	$17,821	$65,537	$51,681

Benefits and losses increased $3.1 million, or 24.2%, during the three month period ended September 30, 2012, and $10.3 million, or 28.3%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  As a percentage of premiums, benefits and losses decreased to 68.7% in the three month period ended September 30, 2012 from 70.0% in the three month period ended September 30, 2011. For the nine month period ended September 30, 2012, this ratio decreased to 71.2% from 72.1% in the comparable period in 2011. The decrease in the loss ratio for the three month and nine month periods ended September 30, 2012 was primarily attributable to more favorable loss experience in the Medicare supplement line of business during 2012 as compared to the same periods in 2011.  The company continues to implement rate increases on its Medicare supplement line of business which has helped to mitigate the impact of higher medical costs and contributed to the more favorable loss experience.

Commissions and other expenses increased $1.5 million, or 28.9%, during the three month period ended September 30, 2012, and $3.5 million, or 23.2%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  The increase in commissions and other expenses was primarily attributable to the increased level of premiums earned as well as increases in advertising and agency related expenses.  Advertising expenses for the three month and nine month periods ended September 30, 2012 included charges for television commercials, social media campaigns, and branding initiatives all of which did not occur in the comparable periods of 2011.  As a percentage of premiums, these expenses increased to 28.5% in the three month period ended September 30, 2012 from 28.0% in the three month period ended September 30, 2011.  The slight increase in the expense ratio for the three month period ended September 30, 2012 was primarily attributable to increases in advertising and agency related expenses discussed previously.  For the nine month period ended September 30, 2012, this ratio decreased to 28.4% from 30.0% in the comparable period in 2011.  The decrease in the expense ratio for the nine month period ended September 30, 2012 was primarily due to the increase in earned premiums coupled with a relatively consistent level of overall fixed general and administrative expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.2 million, or 8.6%, during the three month period ended September 30, 2012, and $0.7 million, or 8.9%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  The increase in investment income was primarily attributable to an increase in yield on invested assets and a higher average balance of fixed maturities held by the Company in the three month and nine month periods ended September 30, 2012 as compared to the same periods of 2011.

The Company had net realized investment gains of $1.4 million during the nine month period ended September 30, 2012, compared to net realized investment gains of $1.0 million in the nine month period ended September 30, 2011.   Net realized investment gains for the nine month periods ended September 30, 2012 and 2011 were primarily due to the sale of several of the Company’s investments in fixed maturities.  Also, included in the three month and nine month periods ended September 30, 2011 was a $0.3 million gain from the sale of an outparcel of land held within one of the Company’s real estate partnership investments.   Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month and nine month periods ended September 30, 2012 from the comparable periods in 2011.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s bank debt and outstanding trust preferred obligations are directly related to LIBOR.  The Company’s revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) expired on August 31, 2012, the stated maturity date, by its terms.  See Note 4 of the accompanying notes to the unaudited condensed consolidated financial statements.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.3 million, or 25.5%, during the three month period ended September 30, 2012, and $2.1 million, or 7.3%, during the nine month period ended September 30, 2012, over the comparable periods in 2011.  The increase in other expenses for the three month and nine month periods ended September 30, 2012 was primarily due to increased commission and underwriting costs in the life and health operations associated with increased premiums as well as increases in advertising and agency related expenses.  Also contributing to the increase in other expenses for the three month period ended September 30, 2012 were increased commission accruals at American Southern due to more favorable loss experience in the surety line of business in the 2012 third quarter.  During the three month period ended September 30, 2012, commissions at American Southern increased $0.6 million over the comparable period in 2011.  Partially offsetting the increase in other expenses for the nine month period ended September 30, 2012 were decreased commission accruals at American Southern due to the less favorable year to date loss experience, as discussed previously.  During the nine month period ended September 30, 2012, American Southern’s commissions decreased $1.6 million from the comparable period in 2011.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.2% in the three month period ended September 30, 2012 from 33.4% in the three month period ended September 30, 2011.  For the nine month period ended September 30, 2012, this ratio decreased to 33.0% from 36.9% in the comparable period of 2011.  The increase in the expense ratio for the three month period ended September 30, 2012 was due primarily to the increases in advertising and agency related expenses as well as the increase in American Southern’s commission accrual.  The decrease in the expense ratio for the nine month period ended September 30, 2012 was primarily attributable to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses and a reduction in American Southern’s commission expense as discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2012 and 2011 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year, after the Company’s tax return for the previous year is filed with the IRS.

LIQUIDITY AND CAPITAL RESOURCES

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements.  Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges.  The Company’s primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets.  The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At September 30, 2012, the Parent had approximately $28.4 million of unrestricted cash and investments.  The Company believes that traditional funding sources for the Parent, combined with current cash and investments, should provide sufficient liquidity for the Company for the foreseeable future.

The Parent’s insurance subsidiaries reported statutory net income of $3.0 million for the nine month period ended September 30, 2012 compared to statutory net income of $4.9 million for the nine month period ended September 30, 2011.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under generally accepted accounting principles (“GAAP”).  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2012, American Southern had $37.1 million of statutory surplus and Bankers Fidelity had $34.5 million of statutory surplus. In 2012, dividend payments by the Parent’s insurance subsidiaries in excess of $7.8 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $5.3 million at September 30, 2012.

The Company’s revolving credit facility (the “Credit Agreement”) with Wells Fargo expired on August 31, 2012, the stated maturity date, by its terms.  There were no balances outstanding under the Credit Agreement at that time.  The Company has not entered into any replacement credit facility, but expects that it will evaluate the need to enter into any such facility when, as and if necessary in the future.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2012, the effective interest rate was 4.48%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures.  The notional amount of the collar was $18.0 million with an effective date of March 6, 2006.  The collar has a LIBOR floor rate of 4.77% and a LIBOR cap rate of 5.85% and adjusts quarterly on the 4th of each March, June, September and December through termination on March 4, 2013.  The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008.  As a result of interest rates remaining below the LIBOR floor rate of 4.77% through September 30, 2012, these payments to Wells Fargo have continued.  While the Company may be exposed to counterparty risk should Wells Fargo fail to perform its obligations under this agreement, based on the current level of interest rates coupled with the current macroeconomic outlook, the Company believes that its current exposure to nonperformance risks is minimal.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2012, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2012, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.4 million.

Net cash provided by operating activities was $1.7 million in the nine month period ended September 30, 2012, compared to net cash used in operating activities of $22,000 in the nine month period ended September 30, 2011.  Cash and cash equivalents decreased from $21.3 million at December 31, 2011 to $19.1 million at September 30, 2012.  The decrease in cash and cash equivalents during the nine month period ended September 30, 2012 was primarily due to an increased level of investing exceeding normal sales and maturities.  Also contributing to the decrease were cash dividends paid on the Company’s Series D Preferred Stock and common stock in the nine month period ended September 30, 2012 of $0.5 million and $0.4 million, respectively as well as the purchase of treasury shares for $0.6 million.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 1995, the Board of Directors of the Company approved a plan that allowed for the repurchase of shares of the Company's common stock (the "Prior Repurchase Plan").  As amended through September 30, 2012, the Prior Repurchase Plan allowed for repurchases of up to an aggregate of 2.0 million shares of the Company's common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Such purchases could be made from time to time in accordance with applicable securities laws and other requirements.

On October 30, 2012, the Board of Directors terminated the Prior Repurchase Plan and approved a separate plan that allows for the repurchase of up to 750,000 shares of the Company’s common stock (the “Replacement Repurchase Plan”).  The Replacement Repurchase Plan allows for purchases on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2012. Other than pursuant to the Prior Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2012	55,314	$2.74	55,314	329,608
August 1 – August 31, 2012	84,996	2.74	84,996	244,612
September 1 – September 30, 2012	44,785	2.75	44,785	199,827
Total	185,095	$2.74	185,095

(1)
Refers to then-remaining authorization under the Prior Repurchase Plan.  On October 30, 2012, the Board of Directors terminated the Prior Repurchase Plan and authorized and approved the Replacement Repurchase Plan.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 9, 2012	By:	/s/ John G. Sample, Jr.
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