Form 10-K
period 2012-12-31
ATLANTIC AMERICAN CORP
filed 2013-03-27
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $14,853,221. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 18, 2013 there were 21,135,574 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. The Parent’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) within the life and health insurance industry. Each of American Southern and Bankers Fidelity is managed separately based upon the type of products it offers, and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2012	2011
	(In thousands)
Automobile liability	$17,319	$16,709
Automobile physical damage	7,556	7,736
General liability	3,442	4,009
Property	2,033	2,086
Surety	7,121	6,974
Total	$37,471	$37,514

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 86.7% of Bankers Fidelity’s net earned premiums in 2012 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2012, 82.9% were health insurance policies and 17.1% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2012	2011
	(In thousands)
Life insurance	$11,862	$11,192
Medicare supplement	72,920	54,444
Other accident and health	4,490	4,321
Total health insurance	77,410	58,765
Total	$89,272	$69,957

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

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with oversight from management. Senior management carefully reviews all new programs prior to implementation. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can obtain or retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents. The three channels utilized include the traditional independent agent, broker-agents typically interested in a specific product of Bankers Fidelity and special market agents which promote workplace, association and/or branded products.

Bankers Fidelity has implemented an agent qualification process and had 2,300 licensed agents as of December 31, 2012. The agents concentrate their sales activities in both the accident and health or life insurance product lines. During 2012, approximately 1,007 of the licensed agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity, in an effort to motivate all of its registered agents to market its products, offers the following: competitive products and commission structures, efficient claims service, prompt payment of commissions that vest immediately, simplified policy issuance procedures, periodic sales incentive programs and, as described below, for the traditional independent agents, protected sales territories determined based on specific counties and/or zip codes.

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

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and coverage limits. Approximately 95% of the annualized premiums for both life and health insurance sold during 2012 were derived from insurance written on a non-medical basis. For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with coverage amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates. Bankers Fidelity retains a maximum coverage amount of $100,000 with respect to any individual life policy (see “Reinsurance”).

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

Policyholder and Claims Services

The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see “Competition”). Additionally, the Company believes that its insureds are particularly sensitive to claims processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company’s policyholder and claims services seek to offer expeditious disposition of service requests by providing toll-free access for all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes an automatic call distribution system to ensure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2012	2011
	(In thousands)
Balance at January 1	$57,975	$53,961
Less: Reinsurance receivable on unpaid losses	(15,673)	(14,226)
Net balance at January 1	42,302	39,735

Incurred related to:
Current year	86,780	73,980
Prior years (1)	(1,841)	(4,095)
Total incurred	84,939	69,885

Paid related to:
Current year	61,786	51,316
Prior years	21,325	16,301
Total paid	83,111	67,617
Reserves acquired	-	299
Net balance at December 31	44,130	42,302
Plus: Reinsurance receivable on unpaid losses	18,743	15,673
Balance at December 31	$62,873	$57,975

(1)
Favorable loss development from property and casualty operations for the years ended December 31, 2012 and 2011 was $1.7 million and $3.1 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2012, approximately 84% of the reserves related to property and casualty losses and approximately 16% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health subsidiary generally incurs losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

The Company’s actuaries regularly review reserves for both current and prior accident years using the most current claims data. These reviews incorporate a variety of actuarial methods (discussed in Critical Accounting Policies) and judgments and involve a disciplined analysis. For most lines of business, certain actuarial methods and specific assumptions are deemed more appropriate based on the current circumstances affecting that line of business. These selections incorporate input from claims personnel and operating management on reported loss cost trends and other factors that could affect the reserve estimates.

For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating incurred but not reported (“IBNR”) reserves for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses on long-tail lines of business emerge in the early periods is generally not as reliable an indication of ultimate losses as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analyses and application of prior accident years’ loss ratios, after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2012 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$18,754	$10,854	$29,608
Personal automobile/physical damage	814	130	944
General & other liability	4,732	9,058	13,790
Other lines (including life)	4,379	4,184	8,563
Medicare supplement	101	8,040	8,141
Unallocated loss adjustment reserves	-	1,827	1,827
Total reserves for losses and claims	$28,780	$34,093	$62,873

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2012 actuarial review indicated that reserves could be as much as 13.1% lower or as much as 13.7% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE, and which are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given date, of amounts the Company expects to pay on incurred claims. All balances are reviewed periodically by the Company’s independent consulting actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of any lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

American Southern establishes reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations of unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE. If no value is determined to be more probable in estimating a loss after considering all factors, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the period in which such changes become known.

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2002 through 2012. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” for each year represents the aggregate change in such year’s estimates through the end of 2012. Furthermore, the amount of the redundancy for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies based on the data in the following table is not possible.

	Year Ended December 31,
	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002
	(Dollars In thousands)
Reserve for Losses and LAE	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428

Cumulative paid as of:
One year later		18,959	15,183	10,486	13,627	11,630	18,010	14,254	16,521	13,772	15,825
Two years later			25,333	17,462	19,003	21,187	24,793	23,967	24,217	22,202	23,933
Three years later				23,231	22,197	23,993	29,338	27,235	28,775	26,673	28,487
Four years later					24,016	25,733	30,853	29,179	31,019	28,645	31,398
Five years later						27,160	31,486	30,629	31,594	30,257	32,820
Six years later							32,415	30,961	32,149	30,447	34,238
Seven years later								31,346	32,248	30,616	34,288
Eight years later									32,403	30,685	34,418
Nine years later										30,809	34,468
Ten years later											34,592

Ultimate losses and LAE reestimated as of:
End of year	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042	$44,428
One year later		44,180	39,999	32,563	31,649	33,663	35,590	34,897	37,280	35,706	42,235
Two years later			38,859	30,562	28,386	29,903	34,163	32,929	34,108	34,779	40,099
Three years later				30,288	27,570	29,077	33,499	31,560	33,338	31,710	39,260
Four years later					28,169	29,162	32,753	32,043	33,370	31,224	37,163
Five years later						30,156	33,049	32,085	33,090	31,049	37,133
Six years later							33,933	32,192	32,960	31,203	36,914
Seven years later								31,836	32,986	31,246	37,008
Eight years later									32,726	31,232	37,149
Nine years later										31,336	37,075
Ten years later											37,181

Cumulative redundancy		$5,298	$7,233	$11,960	$16,759	$13,838	$11,722	$11,757	$9,584	$7,706	$7,247
		10.7%	15.7%	28.3%	37.3%	31.5%	25.7%	27.0%	22.7%	19.7%	16.3%

Note: This analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance; therefore the total indicated redundancies may not ultimately be reflected in the Company’s net income.

Life and Health Operations

Bankers Fidelity establishes liabilities for future policy benefits to meet projected future obligations under outstanding policies. These reserves are calculated to satisfy policy and contract obligations as they mature. The amount of reserves for insurance policies is calculated using assumptions for interest rates, mortality and morbidity rates, expenses, and withdrawals. Reserves are adjusted periodically based on published actuarial tables with modifications to reflect actual experience. The use of significantly different assumptions, or actual results that differ significantly from our estimates, could materially adversely affect our liquidity, results of operations or financial condition. See Note 3 of Notes to Consolidated Financial Statements.

Reinsurance

The Company’s insurance subsidiaries may purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of the policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Fire - $125,000 excess of $50,000 retention; Inland marine and commercial automobile physical damage - $125,000 excess of $75,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2012, $15.8 million of the $264.4 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Competition

Competition for insurance products is based on many factors including premiums charged, terms and conditions of coverage, service provided, financial ratings assigned by independent rating agencies, claims services, reputation, perceived financial strength and the experience of the organization in the line of business being written.

Property and Casualty Operations

The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies, which have been in business longer than American Southern, offer more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states in which American Southern operates. American Southern attempts to develop strong relationships with its agents and, consequently, believes it is better positioned for new opportunities and programs with those agents.

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products with a focus on the senior market. Bankers Fidelity believes that its primary competitors are Blue Cross / Blue Shield, Globe Life and Accident Insurance Company, Lincoln Heritage Life Insurance Company, Mutual of Omaha, Oxford Life Insurance Company, United Commercial Travelers of America, United Healthcare, United World Life Insurance Company and Woodmen of the World. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity offers a proprietary lead generation system to attract and retain traditional independent agents. Bankers Fidelity also actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

Ratings

Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important measures within the insurance industry, and higher ratings should have a favorable impact on the ability of a company to compete in the marketplace.

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

Bankers Fidelity. Bankers Fidelity is, as of the date of this report, rated “A-” (Excellent) by A.M. Best.

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

Most states require that rate schedules and other information be filed with the state’s insurance regulatory authority, either directly or through a ratings organization with which the insurer is affiliated. The regulatory authority may disapprove a rate filing if it determines that the rates are inadequate, excessive, or discriminatory. The Company has historically experienced no significant regulatory resistance to its applications for rate adjustments; however, the Company cannot provide any assurance that it will not receive any objections to any applications in the future.

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2012, securities with an amortized cost of $7.2 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2012, American Southern and Bankers Fidelity were both individually within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2012, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2012		2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	11.1%	$35,922	15.7%
States, municipalities and political subdivisions	17,761	7.2	17,030	7.4
Public utilities	9,740	4.0	9,610	4.2
All other corporate bonds	171,527	69.5	147,349	64.1
Redeemable preferred stock	3,968	1.6	7,437	3.2
Total fixed maturities(1)	230,508	93.4	217,348	94.6
Common and non-redeemable preferred stocks(2)	12,205	4.9	8,348	3.6
Policy loans(3)	2,338	1.0	2,246	1.0
Other invested assets(4)	565	0.2	567	0.3
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$246,892	100.0%	$229,785	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $202.0 million as of December 31, 2012 and $198.5 million as of December 31, 2011.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $10.5 million as of December 31, 2012 and $7.5 million as of December 31, 2011.

(3)	Policy loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $0.6 million as of December 31, 2012 and 2011, respectively.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Average investments(1)	$233,007	$224,396
Net investment income	11,310	10,410
Average yield on investments	4.9%	4.6%
Realized investment gains, net(2)	1,434	27

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

(2)
Includes other than temporary impairment charges in 2011 of $1.2 million related to the write-down in the cost basis of certain bonds and common stocks. See Note 2 of Notes to Consolidated Financial Statements.

Management’s recent investment strategy has been to increase the investment in high quality, higher yielding corporate bonds and preferred stocks.

Employees

The Company and its subsidiaries employed 122 people at December 31, 2012. Of the 122 people employed at December 31, 2012, 118 were full-time.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The public can read and obtain copies of those materials by visiting the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers like the Company that file electronically with the SEC. The address of the SEC’s web site is www.sec.gov. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at www.atlam.com. Neither the Company’s website, nor the information appearing on the website, is included, incorporated into, or a part of, this report.

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2012, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	50	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	56	Senior Vice President, CFO and Secretary	2002

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

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K (a “smaller reporting company”), we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by J. Mack Robinson, the majority shareholder of the Company, and his wife Harriett Robinson, a member of our board of directors. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires May 31, 2019. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

The Company believes that its current properties are in good condition, and are sufficient for the operations of its business.

Item 3.	Legal Proceedings

From time to time, the Company and its subsidiaries are, and expect to continue to be, involved in various claims and lawsuits arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it. The Company accounts for such exposures through the establishment of loss and loss adjustment expense reserves. We do not expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for probable losses and costs of defense, will be material to the Company’s consolidated financial condition, although the results of such litigation could be material to the consolidated results of operations for any given period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 18, 2013, there were 4,027 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2012
1st quarter	$3.03	$1.91
2nd quarter	3.00	2.44
3rd quarter	2.80	2.51
4th quarter	3.35	2.57
2011
1st quarter	$2.25	$1.84
2nd quarter	2.23	1.82
3rd quarter	2.11	1.62
4th quarter	2.05	1.26

During 2012, the Company paid an annual cash dividend of $0.02 per share and a special cash dividend of $0.05 per share. In addition, on February 19, 2013, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on March 29, 2013. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2012, the Parent held unrestricted cash and investment balances of $27.4 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries, without the prior approval of the Insurance Commissioner of the applicable state, are limited to the greater of 10% of statutory surplus or statutory net income of such subsidiary before recognizing realized investment gains. At December 31, 2012, American Southern had $36.9 million of statutory surplus and Bankers Fidelity had $33.1 million of statutory surplus.

Issuer Purchases of Equity Securities

On May 2, 1995, the board of directors of the Company approved a plan that allowed for the repurchase of shares of the Company’s common stock (the “Prior Repurchase Plan”). As amended through October 30, 2012, the Prior Repurchase Plan allowed for repurchases of up to an aggregate of 2.0 million shares of the Company’s common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases were eligible to be made from time to time in accordance with applicable securities laws and other requirements.

On October 30, 2012, the board of directors terminated the Prior Repurchase Plan and approved a new plan that allows for the repurchase of up to 750,000 shares of the Company’s common stock (the “Replacement Repurchase Plan”) on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Prior Repurchase Plan for the period October 1, 2012 through October 29, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 29, 2012	11,562	$2.85	11,562	-

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Replacement Repurchase Plan for the period October 30, 2012 through December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 30 – October 31, 2012	-	$-	-	750,000
November 1 – November 30, 2012	3,364	2.99	3,364	746,636
December 1 – December 31, 2012	2,531	2.96	2,531	744,105
Total	5,895	$2.98	5,895

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 6.	Selected Financial Data

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 29% of the Company’s total liabilities at December 31, 2012. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2012, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2012 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2012. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2012 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 31% of the Company’s total liabilities at December 31, 2012. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 8% of the Company’s total assets at December 31, 2012. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at December 31, 2012. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 83% of the Company’s total assets at December 31, 2012. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.1 million at December 31, 2012. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturity and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 15 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Deferred income taxes comprised 3% of the Company’s total liabilities at December 31, 2012. Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for tax purposes. These deferred income taxes are measured by applying currently enacted tax laws and rates. Valuation allowances are recognized to reduce the deferred tax asset to the amount that is deemed more likely than not to be realized. In assessing the likelihood of realization, management considers estimates of future taxable income and tax planning strategies.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2012	2011
	(In thousands)
Revenue
Property and Casualty:
American Southern	$42,414	$42,390
Life and Health:
Bankers Fidelity	96,566	75,366
Corporate and Other	848	576
Total revenue	$139,828	$118,332
Income (loss) before income taxes
Property and Casualty:
American Southern	$2,825	$4,366
Life and Health:
Bankers Fidelity	8,311	5,191
Corporate and Other	(6,054)	(6,242)
Income before income taxes	$5,082	$3,315
Net income	$4,436	$3,290

On a consolidated basis, the Company had net income of $4.4 million, or $0.18 per diluted share, in 2012, compared to net income of $3.3 million, or $0.12 per diluted share, in 2011. Included in net income in 2011 were realized investment losses of $1.2 million related to the write-down in the cost basis of certain bonds and equity securities due to other than temporary impairments. There were no similar impairment charges in 2012.  Operating income was $3.6 million in 2012 compared to $3.3 million in 2011. The increase in operating income during 2012 was primarily due to an increase in premium revenue and investment income with a relatively consistent level of fixed general and administrative expenses. Operating income is calculated as net income before income tax expense (benefit) and any net realized investment gains or losses.  Management believes operating income is a useful metric for investors, potential investors, securities analysts and others in that it isolates the “core” results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing and rate changes depending on the timing and location of the associated revenues) or not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

Total revenue was $139.8 million in 2012 as compared to $118.3 million in 2011. Premium revenue increased to $126.7 million in 2012 from $107.5 million in 2011. The increase in premiums was primarily due to increases in Medicare supplement business. The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in 2012 as compared to 2011. Also, included in total revenue were net realized investment gains of $1.4 million in 2012 compared to net realized investment gains of $27,000 in 2011. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $134.7 million in 2012 as compared to $115.0 million in 2011. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 96.5% and 96.0% in 2012 and 2011, respectively. The increase in the ratio was primarily due to higher loss ratios in the property and casualty operations partially offset by the increase in premium revenue and more favorable loss experience in the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Gross written premiums	$43,785	$45,513
Ceded premiums	(7,603)	(6,494)
Net written premiums	$36,182	$39,019
Net earned premiums	$37,471	$37,514
Net losses and loss adjustment expenses	27,337	24,210
Underwriting expenses	12,252	13,814
Underwriting loss	$(2,118)	$(510)
Loss ratio	73.0%	64.6%
Expense ratio	32.7	36.8
Combined ratio	105.7%	101.4%

Gross written premiums at American Southern decreased $1.7 million, or 3.8%, during 2012 as compared to 2011. The decrease in gross written premiums was primarily attributable to a decrease of $5.9 million in commercial automobile written premiums primarily resulting from the cancellation of two agencies in 2012 due to unfavorable loss experience; as well as the cancellation of certain general liability programs with gross written premiums of $0.8 million. Also contributing to the decrease in gross written premiums was a decline in surety business in the amount of $0.4 million due to the strengthening of the company’s underwriting guidelines with respect to such business. Partially offsetting the decrease in gross written premiums in 2012 were increases of $3.3 million in commercial automobile business written by a newly appointed agency and $2.0 million in commercial automobile business written by an existing agency. In an effort to increase gross written premiums and diversify its business, American Southern continually evaluates new underwriting programs and expects to be able to offset the decrease in business writings from cancelled agencies and/or programs.

Ceded premiums increased $1.1 million, or 17.1%, during 2012 as compared to 2011. The increase in ceded premiums was primarily due to increased cession rates as well as an increase in commercial automobile earned premiums which have higher contractual cession rates than other lines of business.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2012	2011
	(In thousands)
Automobile liability	$17,319	$16,709
Automobile physical damage	7,556	7,736
General liability	3,442	4,009
Property	2,033	2,086
Surety	7,121	6,974
Total	$37,471	$37,514

Net earned premiums decreased slightly during 2012 as compared to 2011. The decrease in net earned premiums during 2012 was primarily attributable to the increase in reinsurance rates as well as the decrease in general liability business as discussed previously. Partially offsetting the decrease were increases in commercial automobile and surety earned premiums resulting from a higher volume of business written in the current year and during 2011.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year. In 2012, American Southern’s five principal states in terms of premium revenue were Alabama, Florida, Georgia, Indiana, and Texas and accounted for approximately 63% of total earned premiums for 2012.

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

Net losses and loss adjustment expenses at American Southern increased $3.1 million, or 12.9%, during 2012 as compared to 2011.  As a percentage of premiums, net losses and loss adjustment expenses were 73.0% in 2012 compared to 64.6% in 2011. The increase in the loss ratio during 2012 was primarily attributable to increases in the frequency and severity of claims in the commercial automobile line of business and higher claims in the general liability line of business. Partially offsetting the increase in the loss ratio was more favorable loss development in the surety line of business in 2012 as compared to 2011.

Underwriting expenses decreased $1.6 million, or 11.3% during 2012 as compared to 2011.  As a percentage of premiums, underwriting expenses were 32.7% in 2012 compared to 36.8% in 2011. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. In 2012, these commission accruals at American Southern decreased $1.9 million as compared to 2011 due to increased loss experience.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information develops. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2012, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 14.6% lower or as much as 15.5% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2012 and 2011 were $1.7 million and $3.1 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2012 was $1.4 million less than that in 2011. After considering the impact on contingent commissions and other related accruals, the $1.4 million decline in the redundancy resulted in a decline in income from operations before tax of approximately $0.8 million in 2012 as compared to 2011. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

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

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Medicare supplement	$72,920	$54,444
Other health products	4,490	4,321
Life insurance	11,862	11,192
Total earned premiums	89,272	69,957

Insurance benefits and losses	62,480	49,404
Underwriting expenses	25,775	20,771
Total expenses	88,255	70,175
Underwriting income (loss)	$1,017	$(218)
Loss ratio	70.0%	70.6%
Expense ratio	28.9	29.7
Combined ratio	98.9%	100.3%

Premium revenue at Bankers Fidelity increased $19.3 million, or 27.6%, during 2012 as compared to 2011. Premiums from the Medicare supplement line of business increased $18.5 million, or 33.9%, in 2012 as compared to 2011, due primarily to an increase in business generated from the company’s core producers, new business issued in the state of Missouri as a result of favorable pricing compared to competitors, and active management and implementation of rate increases on renewal business, as appropriate. Other health product premiums increased $0.2 million, or 3.9%, during 2012 as compared to 2011, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business increased $0.7 million, or 6.0%, in 2012 from 2011 due to new sales activity. In 2012, the company’s five principal states in terms of premium revenue were Georgia, Missouri, Indiana, Ohio, and Pennsylvania and accounted for approximately 49% of total premiums for 2012.

Benefits and losses increased $13.1 million, or 26.5%, during 2012 as compared to 2011. As a percentage of premiums, benefits and losses were 70.0% in 2012 compared to 70.6% in 2011. The decrease in the loss ratio was primarily attributable to more favorable loss experience in the Medicare supplement line of business in 2012 as compared to 2011. The company continues to implement rate increases on its Medicare supplement line of business which has helped to mitigate the impact of higher medical costs and contributed to the more favorable loss experience.

Underwriting expenses increased $5.0 million, or 24.1%, during 2012 as compared to 2011. The increase in underwriting expenses during 2012 was primarily attributable to increased commission and underwriting costs associated with the increased level of premiums earned as well as increases in advertising and agency related expenses. Advertising expenses increased $0.5 million in 2012 as compared to 2011and included charges for television commercials, social media campaigns, and branding initiatives.  As a percentage of earned premiums, these expenses were 28.9% in 2012 compared to 29.7% in 2011. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of overall fixed general and administrative expenses.

Investment Income and Realized Gains

Investment income increased $0.9 million, or 8.7%, in 2012 as compared to 2011. The increase in investment income was primarily attributable to an increase in yield on invested assets and a higher average balance of fixed maturities held by the Company in 2012 as compared to 2011.

The Company had net realized investment gains of $1.4 million in 2012 compared to net realized investment gains of $27,000 in 2011. The net realized investment gains in 2012 were primarily due to the sale of several of the Company’s investments in fixed maturities.  The net realized investment gains in 2011 resulted from the disposition of several of the Company’s investments in fixed maturities and a $0.3 million gain from the sale of an outparcel of land held within one of the Company’s real estate partnership investments. Partially offsetting the 2011 realized investment gains was an other than temporary impairment charge of $1.2 million related to certain of the Company’s investments in certain bonds and equity securities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased slightly in 2012 as compared to 2011. Interest expense on the Company’s bank debt and outstanding trusted preferred obligations is directly related to the average London Interbank Offered Rate (“LIBOR”), which likewise has remained relatively unchanged over the past two years. The Company’s revolving credit facility with Wells Fargo Bank, National Association (“Wells Fargo”) expired on August 31, 2012, the stated maturity date, by its terms.  See Note 6 of Notes to Consolidated Financial Statements.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $3.5 million, or 9.0%, in 2012 as compared to 2011. The increase in other expenses during 2012 was primarily attributable to increased commission and underwriting costs in the life and health operations associated with the higher volume of business as well as increases in advertising and agency related expenses. Partially offsetting the increase in other expenses in 2012 was the $1.9 million decrease in commission accruals at American Southern due to recent loss experience. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company. During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. As a percentage of earned premiums, other expenses were 33.4% in 2012 as compared with 36.1% in 2011. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses and a reduction in American Southern’s commission expense as discussed previously.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements. At December 31, 2012, the Parent had approximately $27.4 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2012, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $70.0 million. Dividends were paid to Atlantic American by its subsidiaries totaling $7.4 million and $6.5 million in 2012 and 2011, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries for these services were $5.6 million and $5.1 million in 2012 and 2011, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.1 million and $1.6 million were paid to the Parent under the tax sharing agreements in 2012 and 2011, respectively. As a result of the Parent’s tax loss carryforwards, which totaled approximately $4.5 million at December 31, 2012, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds to assist in meeting its cash flow obligations.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2012, the effective interest rate was 4.37%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

During 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18.0 million with an effective date of March 6, 2006. The collar has a LIBOR floor of 4.77% and a LIBOR cap of 5.85% and adjusted quarterly on the 4th of each March, June, September and December through its termination date of March 4, 2013. The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor of 4.77% through 2012, these payments to Wells Fargo continued through the maturity date.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2012, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. As of December 31, 2012 and 2011, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $22,556 and $0.5 million, respectively. During 2012, the Company paid $1.0 million in Series D Preferred Stock dividends. The 2011 Series D Preferred Stock dividend of $0.5 million was paid in January 2012.

Cash and cash equivalents decreased from $21.3 million at December 31, 2011 to $19.0 million at December 31, 2012. The decrease in cash and cash equivalents during 2012 was primarily due to an increased level of investing exceeding normal sales and maturities. Also contributing to the decrease were cash dividends paid on the Company’s Series D Preferred Stock and common stock of $1.0 million and $1.5 million, respectively, as well as the purchase of shares for treasury for $0.6 million. Partially offsetting the decrease was the net cash provided by operations during 2012. Net cash provided by operating activities was $6.1 million in 2012 compared to $9.1 million in 2011. Cash and cash equivalents at December 31, 2012 of $19.0 million are believed to be sufficient to meet the Company’s near-term needs.

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

Contractual Obligations

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the table of contractual obligations required by this Item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore do not have to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Atlantic American Corporation
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years ended. In connection with our audits of the financial statements, we have also audited Schedules II, III, IV and VI.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2012 and 2011, and the results of their operations, comprehensive income and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 27, 2013

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$18,951	$21,285
Investments	246,892	229,785
Receivables:
Reinsurance	18,768	15,673
Insurance premiums and other, net of allowance for doubtful accounts of $379 and $405 in 2012 and 2011, respectively	6,330	8,289
Deferred acquisition costs	26,133	24,259
Other assets	975	706
Goodwill	2,128	2,128
Total assets	$320,177	$302,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$154,558	$147,194
Accounts payable and accrued expenses	11,481	14,100
Deferred income taxes, net	7,164	3,316
Debt payable	41,238	41,238
Total liabilities	214,441	205,848
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 21,216,542 shares and 21,274,241 shares outstanding in 2012 and 2011, respectively	22,401	22,401
Additional paid-in capital	57,180	57,136
Retained earnings	8,621	6,179
Accumulated other comprehensive income	19,571	12,244
Treasury stock, at cost, 1,184,352 shares in 2012 and 1,126,653 shares in 2011	(2,107)	(1,753)
Total shareholders’ equity	105,736	96,277
Total liabilities and shareholders’ equity	$320,177	$302,125

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
	(Dollars in thousands, except per share data)

Revenue:
Insurance premiums	$126,743	$107,471
Investment income	11,504	10,587
Realized investment gains, net	1,434	27
Other income	147	247
Total revenue	139,828	118,332

Benefits and expenses:
Insurance benefits and losses incurred	89,817	73,614
Commissions and underwriting expenses	32,477	29,536
Interest expense	2,632	2,599
Other	9,820	9,268
Total benefits and expenses	134,746	115,017

Income before income taxes	5,082	3,315
Income tax expense	646	25
Net income	4,436	3,290
Preferred stock dividends	(508)	(508)
Net income applicable to common stock	$3,928	$2,782
Basic earnings per common share	$.19	$.13
Diluted earnings per common share	$.18	$.12

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)

Net income	$4,436	$3,290
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	11,971	18,781
Related income tax effect	(4,190)	(6,573)
Less: reclassification adjustment for net realized gains (losses) included in net income	1,434	(308)
Related income tax effect	(502)	108
Net effect on other comprehensive income	6,849	12,408
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	735	677
Related income tax effect	(257)	(237)
Net effect on other comprehensive income	478	440
Total other comprehensive income, net of tax	7,327	12,848
Total comprehensive income	$11,763	$16,138

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	(Dollars in thousands)

Balance, December 31, 2010	$70	$22,374	$57,129	$3,886	$(604)	$(162)	$82,693
Net income	-	-	-	3,290	-	-	3,290
Other comprehensive income, net of tax	-	-	-	-	12,848	-	12,848
Dividends on common stock		-	-	(445)	-	-	(445)
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Purchase of 1,160,294 shares for treasury	-	-	-	-	-	(1,823)	(1,823)
Issuance of 177,500 shares under stock plans	-	27	7	(44)	-	232	222
Balance, December 31, 2011	70	22,401	57,136	6,179	12,244	(1,753)	96,277
Net income	-	-	-	4,436	-	-	4,436
Other comprehensive income, net of tax	-	-	-	-	7,327	-	7,327
Dividends on common stock	-	-	-	(1,486)	-	-	(1,486)
Dividends on preferred stock	-	-	-	(508)	-	-	(508)
Purchase of 219,939 shares for treasury	-	-	-	-	-	(607)	(607)
Issuance of 162,240 shares under stock plans	-	-	44	-	-	253	297
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$(2,107)	$105,736

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,436	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	10,451	10,475
Acquisition costs deferred	(12,325)	(12,761)
Realized investment gains, net	(1,434)	(27)
Increase in insurance reserves and policyholder funds	7,364	8,456
Depreciation and amortization	469	388
Deferred income tax benefit	(97)	(374)
Increase in receivables, net	(1,140)	(2,605)
(Decrease) increase in other liabilities	(1,376)	1,688
Other, net	(233)	598
Net cash provided by operating activities	6,115	9,128

Cash flows from investing activities:
Proceeds from investments sold	24,479	39,452
Proceeds from investments matured, called or redeemed	14,455	11,976
Investments purchased	(44,403)	(65,494)
Additions to property and equipment	(169)	(56)
Net cash used in investing activities	(5,638)	(14,122)

Cash flows from financing activities:
Payment of dividends on common stock	(1,486)	(445)
Payment of dividends on Series D Preferred Stock	(1,015)	-
Proceeds from shares issued under stock plans	297	222
Purchase of shares for treasury	(607)	(1,823)
Net cash used in financing activities	(2,811)	(2,046)

Net decrease in cash	(2,334)	(7,040)
Cash and cash equivalents at beginning of year	21,285	28,325
Cash and cash equivalents at end of year	$18,951	$21,285

Supplemental cash flow information:
Cash paid for interest	$2,636	$2,592
Cash paid for income taxes	$405	$-

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

At December 31, 2012, the Parent owned three insurance subsidiaries, Bankers Fidelity Life Insurance Company (“Bankers Fidelity”), American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, “deferred policy acquisition costs” (principally commissions, premium taxes, and other incremental direct costs of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. The deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

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

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $2,124 at December 31, 2012. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

Income Taxes

Deferred income taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates as those changes are enacted. The provision for income taxes represents the total amount of income taxes due related to the current year, plus the change in deferred income taxes during the year. A valuation allowance is recognized if, based on management’s assessment of the relevant facts, it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The main objective of ASU 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. ASU 2013-02 would not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU would require an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity would be required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, the new disclosure would only require a cross-reference to other disclosures currently required under GAAP for those items. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company currently does not have items that are reclassified out of AOCI in their entirety directly to net income but does currently have certain reclassifications that would require cross-referencing to other disclosures. Since ASU 2013-02 is a disclosure only update, the Company does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  ASU 2011-05 requires all nonowner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  If an entity elects the single continuous statement method of presentation, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two separate statement approach, an entity is required to present components of net income and total net income in the statement of net income.  The statement of other comprehensive income is then required to immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Regardless of the presentation an entity chooses, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 was to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (“ASU 2011-12”). The amendments in ASU 2011-12 were made to allow the FASB time to evaluate whether to present on the face of the financial statements the effects of reclassifications out of AOCI on the components of net income and other comprehensive income for all periods presented.  The Company adopted all the requirements in ASU 2011-05 not affected by ASU 2011-12 on January 1, 2012.  Since ASU 2011-05 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations. See Consolidated Statements of Comprehensive Income.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”).  This guidance resulted in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  While many of the amendments to GAAP are not expected to have a significant effect on practice, this guidance changes some fair value measurement principles and disclosure requirements.   ASU 2011-04 was required to be applied prospectively. For public entities, this guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 on January 1, 2012. Adoption of ASU 2011-04 did not have a material impact on the Company’s financial condition or results of operations. See Note 15 for expanded disclosures.

In October 2010, the FASB issued ASU No. 2010-26, Financial Services – Insurance (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU 2010-26”) which specifies which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  In accordance with ASU 2010-26, incremental direct costs of contract acquisition are required to be capitalized.   Advertising costs are required to be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs – Capitalized Advertising Costs, are met. All other acquisition related costs, including costs incurred by the insurer in soliciting potential customers, market research, training, administration, unsuccessful acquisition or renewal efforts, and product development, are required to be expensed as incurred.  If the initial application of ASU 2010-26 resulted in the capitalization of acquisition costs that had not been capitalized previously, the entity may elect not to capitalize those types of costs.  ASU 2010-26 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011.  ASU 2010-26 was required to be applied prospectively upon adoption; although retrospective application to all prior periods presented upon the date of adoption was also permitted.  The Company adopted ASU 2010-26 on January 1, 2012 on a prospective basis.  Adoption of ASU 2010-26 did not have a material impact on the Company’s financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments (Note 15), and commitments and contingencies, among others, and actual results could differ materially from management’s estimates.

Note 2. Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2012 and December 31, 2011.

Investments were comprised of the following:

	2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$4,618	$-	$22,894
Obligations of states and political subdivisions	17,761	2,514	-	15,247
Corporate securities:
Utilities and telecom	17,921	3,128	-	14,793
Financial services	43,695	3,957	415	40,153
Other business – diversified	66,741	7,172	12	59,581
Other consumer – diversified	52,910	7,665	120	45,365
Total corporate securities	181,267	21,922	547	159,892
Redeemable preferred stocks:
Financial services	3,775	18	3	3,760
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,968	18	3	3,953
Total fixed maturities	230,508	29,072	550	201,986
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,298	334	-	964
Financial services	8,607	857	39	7,789
Other business – diversified	134	87	-	47
Other consumer – diversified	2,166	489	-	1,677
Total equity securities	12,205	1,767	39	10,477
Other invested assets	565	-	-	565
Policy loans	2,338	-	-	2,338
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$246,892	$30,839	$589	$216,642

	2011
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$35,922	$4,186	$-	$31,736
Obligations of states and political subdivisions	17,030	1,757	-	15,273
Corporate securities:
Utilities and telecom	18,598	2,736	-	15,862
Financial services	34,900	725	1,346	35,521
Other business – diversified	56,553	5,043	152	51,662
Other consumer – diversified	46,908	6,170	12	40,750
Total corporate securities	156,959	14,674	1,510	143,795
Redeemable preferred stocks:
Utilities and telecom	2,668	168	-	2,500
Financial services	4,576	29	462	5,009
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	7,437	197	462	7,702
Total fixed maturities	217,348	20,814	1,972	198,506
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,203	239	-	964
Financial services	5,148	558	199	4,789
Other business – diversified	115	68	-	47
Other consumer – diversified	1,882	205	-	1,677
Total equity securities	8,348	1,070	199	7,477
Other invested assets	567	-	-	567
Policy loans	2,246	-	-	2,246
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$229,785	$21,884	$2,171	$210,072

Bonds having an amortized cost of $7,170 and $6,107 were on deposit with insurance regulatory authorities at December 31, 2012 and 2011, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains or losses of the Company’s investments aggregated by industry as of December 31, 2012 and 2011.

	2012			2011
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$22,894	$4,618	$35,922	$31,736	$4,186
Obligations of states and political subdivisions	17,761	15,247	2,514	17,030	15,273	1,757
Utilities and telecom	19,219	15,757	3,462	22,469	19,326	3,143
Financial services	56,077	51,702	4,375	44,624	45,319	(695)
Other business – diversified	66,875	59,628	7,247	56,668	51,709	4,959
Other consumer – diversified	55,269	47,235	8,034	48,983	42,620	6,363
Other investments	4,179	4,179	-	4,089	4,089	-
Investments	$246,892	$216,642	$30,250	$229,785	$210,072	$19,713

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2012 and 2011.

	2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate securities	$8,806	$147	$1,600	$400	$10,406	$547
Redeemable preferred stocks	1,216	3	-	-	1,216	3
Common and non-redeemable preferred stocks	3,494	39	-	-	3,494	39
Total temporarily impaired securities	$13,516	$189	$1,600	$400	$15,116	$589

	2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate securities	$30,675	$1,112	$1,602	$398	$32,277	$1,510
Redeemable preferred stocks	-	-	2,807	462	2,807	462
Common and non-redeemable preferred stocks	824	176	1,245	23	2,069	199
Total temporarily impaired securities	$31,499	$1,288	$5,654	$883	$37,153	$2,171

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the years ended December 31, 2012 and 2011.

	2012	2011
Corporate securities	$-	$965
Related party common stocks	-	190
Total	$-	$1,155

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

As of December 31, 2012, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the financial services sector. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2012.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). The Company’s financial instruments valued using Level 3 criteria consisted of a limited number of fixed maturities and a zero cost interest rate collar. Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. As of December 31, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,124 and the value of the zero cost interest rate collar was a liability of $141 (See Note 15). The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$228,384	$2,124	$230,508
Equity securities	3,805	8,400	-	12,205
Cash equivalents	15,326	-	-	15,326
Total	$19,131	$236,784	$2,124	$258,039
Liabilities:
Derivative financial instrument (Note 7)	$-	$-	$141	$141

As of December 31, 2011, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$215,313	$2,035	$217,348
Equity securities	3,374	4,974	-	8,348
Cash equivalents	19,519	-	-	19,519
Total	$22,893	$220,287	$2,035	$245,215
Liabilities:
Derivative financial instrument (Note 7)	$-	$-	$876	$876

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2011 to December 31, 2012.

	Fixed Maturities	Derivative (Liability)
Balance, January 1, 2011	$1,943	$(1,553)
Realized impairment losses included in net income	(965)	-
Total unrealized gains included in comprehensive income	1,057	677
Balance, December 31, 2011	2,035	(876)
Total unrealized gains included in comprehensive income	89	735
Balance, December 31, 2012	$2,124	$(141)

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. As the derivative financial instrument is an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and contract maturity date and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest.  At December 31, 2012, the value of the derivative financial instrument was determined based on the difference between the contractual interest rate of 4.77% and the current 3-month London Interbank Offered Rate (“LIBOR”) of 0.31%.  Fair value quotations are also obtained and considered, as applicable, from the contractual counterparty.

The amortized cost and carrying value of fixed maturities at December 31, 2012 and 2011 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2012		2011
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,510	$1,500	$1,263	$1,250
Due after one year through five years	5,799	5,213	7,207	6,742
Due after five years through ten years	40,416	37,013	32,052	31,008
Due after ten years	181,608	157,266	175,676	158,512
Varying maturities	1,175	994	1,150	994
Totals	$230,508	$201,986	$217,348	$198,506

Investment income was earned from the following sources:

	2012	2011
Fixed maturities	$10,626	$9,874
Equity securities	571	509
Other	307	204
Total investment income	11,504	10,587
Less investment expenses	(194)	(177)
Net investment income	$11,310	$10,410

A summary of realized investment gains (losses) follows:

	2012
	Equity Securities	Fixed Maturities	Other Invested Assets	Total
Gains	$-	$1,434	$-	$1,434
Losses	-	-	-	-
Realized investment gains, net	$-	$1,434	$-	$1,434

	2011
	Equity Securities	Fixed Maturities	Other Invested Assets	Total
Gains	$-	$860	$335	$1,195
Losses	(190)	(978)	-	(1,168)
Realized investment gains (losses), net	$(190)	$(118)	$335	$27

Proceeds from the sales of investments were as follows:

	2012	2011
Equity securities	$-	$813
Fixed maturities	24,433	37,910
Other investments	46	729
Total proceeds	$24,479	$39,452

The Company’s bond portfolio included 98% investment grade securities, as defined by the NAIC, at December 31, 2012.

Note 3. Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance In Force
	2012	2011	2012	2011
Future policy benefits
Life insurance policies:
Ordinary	$51,256	$49,261	$244,634	$237,966
Mass market	3,037	3,293	4,001	4,450
Individual annuities	142	186	-	-
	54,435	52,740	$248,635	$242,416
Accident and health insurance policies	12,497	10,581
	66,932	63,321
Unearned premiums	22,637	23,646
Losses, claims and loss adjustment expenses	62,873	57,975
Other policy liabilities	2,116	2,252
Total insurance reserves and policyholder funds	$154,558	$147,194

Annualized premiums for accident and health insurance policies were $83,038 and $68,783 at December 31, 2012 and 2011, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, and (v) 4% for 2010 through 2012 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2012	2011
Balance at January 1	$57,975	$53,961
Less: Reinsurance receivable on unpaid losses	(15,673)	(14,226)
Net balance at January 1	42,302	39,735

Incurred related to:
Current year	86,780	73,980
Prior years	(1,841)	(4,095)
Total incurred	84,939	69,885

Paid related to:
Current year	61,786	51,316
Prior years	21,325	16,301
Total paid	83,111	67,617
Reserves acquired	-	299
Net balance at December 31	44,130	42,302
Plus: Reinsurance receivable on unpaid losses	18,743	15,673
Balance at December 31	$62,873	$57,975

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business primarily within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2012	2011
Total incurred claims	$84,939	$69,885
Cash surrender value and matured endowments	1,241	1,400
Benefit reserve changes	3,637	2,329
Total insurance benefits and losses incurred	$89,817	$73,614

Note 4. Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2012. Reinsurance receivables of $5,898 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $12,754 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The following table reconciles premiums written to premiums earned and summarizes the components of insurance benefits and losses incurred.

	2012	2011
Direct premiums written	$130,402	$111,755
Plus – premiums assumed	3,003	4,499
Less – premiums ceded	(7,671)	(6,550)
Net premiums written	125,734	109,704
Change in unearned premiums	1,009	(2,233)
Net premiums earned	$126,743	$107,471

Provision for benefits and losses incurred	$99,026	$80,774
Reinsurance loss recoveries	(9,209)	(7,160)
Insurance benefits and losses incurred	$89,817	$73,614

Components of reinsurance receivables were as follows:

	2012	2011
Receivable on unpaid losses	$18,743	$15,673
Receivable on paid losses	25	-
Total reinsurance receivables	$18,768	$15,673

Note 5. Income Taxes

Total income taxes were allocated as follows:

	2012	2011
Total tax expense on income	$646	$25

Tax expense on components of shareholders’ equity:
Net unrealized gains on investment securities	3,688	6,681
Fair value adjustment to derivative financial instrument	257	237
Total tax expense on shareholders’ equity	3,945	6,918
Total tax expense	$4,591	$6,943

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2012	2011
Federal income tax provision at statutory rate of 35%	$1,779	$1,160
Dividends received deduction	(175)	(173)
Small life insurance company deduction	(485)	(617)
Other	46	18
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(440)	(412)
Adjustment for prior years’ estimates to actual	(79)	49
Income tax expense	$646	$25

The primary differences between the effective tax rate and the federal statutory income tax rate resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance. The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from these investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The change in deferred tax asset valuation allowance was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reserved.

Deferred tax liabilities and assets at December 31, 2012 and 2011 were comprised of the following:

	2012	2011
Deferred tax liabilities:
Deferred acquisition costs	$(4,197)	$(4,255)
Deferred and uncollected premiums	(743)	(736)
Net unrealized investment gains	(10,588)	(6,900)
Other	(8)	(18)
Total deferred tax liabilities	(15,536)	(11,909)
Deferred tax assets:
Net operating loss carryforwards	1,575	1,429
Insurance reserves	4,516	4,341
Capital loss carryforwards	5,236	5,675
Impaired assets	1,406	1,443
Alternative minimum tax credit	306	510
Bad debts and other	601	903
Total deferred tax assets	13,640	14,301
Asset valuation allowance	(5,268)	(5,708)
Net deferred tax liability	$(7,164)	$(3,316)

The components of income tax expense were:

	2012	2011
Current - Federal	$743	$399
Deferred - Federal	343	38
Change in deferred tax asset valuation allowance	(440)	(412)
Total	$646	$25

At December 31, 2012, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $4,500 expiring generally between 2025 and 2032. Currently, the Company believes that deferred income tax benefits relating to the NOLs will be realized. However, expected realization of the NOLs is assessed periodically based on the Company’s then current and anticipated results of operations, and amounts could increase or decrease if estimates of future taxable income change.

As of December 31, 2012 and 2011, a valuation allowance of $5,268 and $5,708, respectively, was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized. The Company does not currently anticipate having sufficient future capital gains to offset certain of these capital losses during the applicable carryforward period. However, the Company continues to periodically assess the potential realization of these and all other deferred tax benefits. During 2012, the Company’s valuation allowance decreased by $440. The decrease was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2012 and 2011, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2012	18,042	23,196
Balance December 31, 2011	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7. Derivative Financial Instrument

On February 21, 2006, the Company entered into a zero cost interest rate collar with Wells Fargo to hedge future interest payments on a portion of the Junior Subordinated Debentures. The notional amount of the collar was $18,042 with an effective date of March 6, 2006.  The collar has a LIBOR floor of 4.77% and a LIBOR cap of 5.85% and adjusted quarterly on the 4th of each March, June, September and December through its termination date of March 4, 2013. The Company began making payments to Wells Fargo under the zero cost interest rate collar on June 4, 2008. As a result of interest rates remaining below the LIBOR floor of 4.77% through 2012, these payments to Wells Fargo continued through the maturity date.

The estimated fair value and related carrying value of the Company’s interest rate collar at December 31, 2012 was a liability of approximately $141 with a corresponding decrease in AOCI in shareholders’ equity, net of deferred tax.

Note 8. Commitments and Contingencies

Litigation

From time to time, the Company is, and expects that it will be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material adverse effect on the business or financial condition of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,204 and $1,205 in 2012 and 2011, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2013	$875
2014	415
2015	425
2016	435
2017	446
Thereafter	650
Total	$3,246

Note 9. Benefit Plans

Stock Incentive Plans

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.  As of December 31, 2012, no awards had been made under the 2012 Plan.  During 2012, the Company’s 1992 Incentive Plan, 1996 Director Stock Option Plan and 2002 Incentive Plan (the “2002 Plan”) were terminated or expired pursuant to their terms with respect to the grant of additional awards thereunder. During the years ended December 31, 2012 and 2011, no awards were made under any of these plans.  As of December 31, 2012, an aggregate of seventeen employees and officers held unexpired, unexercised options issued previously under the 2002 Plan. No awards were outstanding under the other expired plans.

A summary of the status of the Company’s stock options at December 31, 2012 and 2011 is as follows:

	2012		2011
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	231,000	$1.68	543,500	$1.44
Options exercised	(150,000)	1.73	(177,500)	1.25
Options canceled or expired	(4,000)	1.59	(135,000)	1.26
Options outstanding, end of year	77,000	1.59	231,000	1.68
Options exercisable	77,000	1.59	231,000	1.68
Options available for future grant	2,000,000		2,666,406

Data on options outstanding and exercisable at December 31, 2012 is as follows:

		Outstanding and Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
$1.51 to $2.00	77,000	0.34	$1.59

The fair value of options granted is determined on the date of grant using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected volatility of the stock price.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2012 and 2011 was $153 and $157, respectively, and consisted of a contribution equal to 50% of up to the first 4% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2012 and 2011 of $302 and $280, respectively. The employer match and contribution were made in cash.

Agent Stock Purchase Plan

The Company initiated a nonqualified stock purchase plan (the “Agent Stock Purchase Plan”) in May 2012.  The purpose of the Agent Stock Purchase Plan is to promote and advance the interests of the Company and its stockholders by providing independent agents who qualify as participants with an opportunity to purchase the common stock of the Company.  Under the Agent Stock Purchase Plan, payment for shares of common stock of the Company is made by either deduction from an agent’s commission payment or a direct cash payment.  Stock purchases are made at the end of each calendar quarter at the then current market value. The Company pays the sales commissions, if any, associated with such purchases.

Note 10. Preferred Stock

The Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding at December 31, 2012 and 2011.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible. As of December 31, 2012 and 2011, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $23 and $530, respectively. During 2012, the Company paid $1,015 in Series D Preferred Stock dividends.  The 2011 Series D Preferred Stock dividend of $508 was paid in January 2012.

Note 11. Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$4,436	21,222
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	3,928	21,222	$.19
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	67
Net income applicable to common shareholders	$3,928	21,289	$.18

	For the Year Ended December 31, 2011
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$3,290	22,142
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	2,782	22,142	$.13
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	130
Net income applicable to common shareholders	$2,782	22,272	$.12

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2012	2011
Life and Health, net income	$2,271	$3,621
Property and Casualty, net income	3,104	3,814
Statutory net income	$5,375	$7,435

Life and Health, surplus	$33,059	$32,087
Property and Casualty, surplus	36,947	37,988
Statutory surplus	$70,006	$70,075

Under the insurance code of the state of jurisdiction in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $7,350 and $6,535 in 2012 and 2011, respectively, from its subsidiaries. In 2013, dividend payments to the Parent by the insurance subsidiaries in excess of $9,586 would require prior approval.

Note 13. Related Party Transactions

In the normal course of business the Company has engaged in transactions with J. Mack Robinson, the majority shareholder of the Company, and his affiliates, including entities controlled by Mr. Robinson and his wife, a member of the Company’s board of directors (the “Board”), for their benefit and the benefit of their children, including Robin R. Howell, a member of the Board and the wife of Hilton H. Howell, Jr., our president, chief executive officer and a member of the Board. These transactions include the leasing of office space as well as certain investing and financing activities.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2012 and 2011, the Company paid $853 and $865, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 10).

Certain members of the Company’s management are shareholders and on the Board of Directors of Gray Television, Inc. (“Gray”). At December 31, 2012 and 2011, the Company owned 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2012 and 2011 was $908 and $696, respectively.

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

	2012
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$37,471	$89,272	$-	$-	$126,743
Insurance benefits and losses incurred	27,337	62,480	-	-	89,817
Expenses deferred	(8,515)	(3,810)	-	-	(12,325)
Amortization and depreciation expense	9,009	1,911	-	-	10,920
Other expenses	11,758	27,674	14,340	(7,438)	46,334
Total expenses	39,589	88,255	14,340	(7,438)	134,746
Underwriting income (loss)	(2,118)	1,017
Investment income	4,560	6,195	2,582	(1,833)	11,504
Other income	-	48	5,704	(5,605)	147
Operating income (loss)	2,442	7,260	(6,054)	-	3,648
Net realized gains	383	1,051	-	-	1,434
Income (loss) before income taxes	$2,825	$8,311	$(6,054)	$-	$5,082
Total revenues	$42,414	$96,566	$8,286	$(7,438)	$139,828
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$130,092	$161,078	$153,912	$(124,905)	$320,177

	2011
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$37,514	$69,957	$-	$-	$107,471
Insurance benefits and losses incurred	24,210	49,404	-	-	73,614
Expenses deferred	(8,716)	(4,045)	-	-	(12,761)
Amortization and depreciation expense	8,817	2,046	-	-	10,863
Other expenses	13,713	22,770	13,681	(6,863)	43,301
Total expenses	38,024	70,175	13,681	(6,863)	115,017
Underwriting loss	(510)	(218)
Investment income	4,522	5,585	2,251	(1,771)	10,587
Other income	16	51	5,272	(5,092)	247
Operating income (loss)	4,028	5,418	(6,158)	-	3,288
Net realized gains (losses)	338	(227)	(84)	-	27
Income (loss) before income taxes	$4,366	$5,191	$(6,242)	$-	$3,315
Total revenues	$42,390	$75,366	$7,439	$(6,863)	$118,332
Goodwill	$1,350	$778	$-	$-	$2,128
Total assets	$127,483	$146,717	$142,138	$(114,213)	$302,125

Note 15. Disclosures About Fair Value of Financial Instruments

The estimated fair values have been determined by the Company using available market information from various market sources and appropriate valuation methodologies as of the respective dates.  However, considerable judgment is necessary to interpret market data and to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts which the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

		2012		2011
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$18,951	$18,951	$21,285	$21,285
Fixed maturities	(1)	230,508	230,508	217,348	217,348
Equity securities	(1)	12,205	12,205	8,348	8,348
Other invested assets	Level 3	565	565	567	567
Policy Loans	Level 2	2,338	2,338	2,246	2,246
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures	Level 2	41,238	41,238	41,238	41,238
Derivative financial instrument	Level 3	141	141	876	876

(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of December 31, 2012 and 2011 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities and Common and Non-Redeemable Preferred Stocks

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

Derivative Financial Instrument

As the Company’s only derivative financial instrument at December 31, 2012 was an interest rate collar, changes in valuation are more closely correlated with changes in interest rates and contract maturity date and, accordingly, values are estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations are also obtained and considered, as applicable, from the contractual counterparty.

Note 16. Acquisitions

On July 1, 2011, the Company acquired a block of Medicare supplement business from American Community Mutual Insurance Company (“ACMIC”). The net settlement amount for the transaction of $150 was paid by ACMIC to the Company. The purchase was not significant to the financial position or results of operations of the Company in 2012 or 2011. In connection with the transaction the following assets and liabilities were acquired:

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting system has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management recognizes that there are inherent limitations in the effectiveness of any internal control system. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Furthermore, the application of any evaluations of effectiveness on future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2012.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that exempt smaller reporting companies, including the Company, from such requirement.

Item 9B.	Other Information

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 7, 2013, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	77,000	$1.59	2,000,000
Equity compensation plans not approved by security holders (1)	-	-	-
Total	77,000	$1.59	2,000,000

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

10.03**	-	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-97567) filed on August 2, 2002].

10.04**	-	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].

10.05**	-	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 99.1 to registrant’s Form S-8 (File No. 333-183210) filed on August 10, 2012].

10.06**	-
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

10.08	-
First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].

14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].

21.1	-	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2011].

23.1	-	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document. ***

101.SCH	-	XBRL Taxonomy Extension Schema. ***

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase. ***

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase. ***

101.LAB	-	XBRL Taxonomy Extension Label Linkbase. ***

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase. ***

 * The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

** Management contract, compensatory plan or arrangement required to be filed pursuant to Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

*** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer
HILTON H. HOWELL, JR.	and Chairman of the Board (Principal Executive Officer)	March 27, 2013

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer
JOHN G. SAMPLE, JR.	(Principal Financial and Accounting Officer)	March 27, 2013

/s/ Edward E. Elson	Director
EDWARD E. ELSON		March 27, 2013

/s/ Robin R. Howell	Director
ROBIN R. HOWELL		March 27, 2013

/s/ Samuel E. Hudgins	Director
SAMUEL E. HUDGINS		March 27, 2013

/s/ Harriett J. Robinson	Director
HARRIETT J. ROBINSON		March 27, 2013

/s/ Scott G. Thompson	Director
SCOTT G. THOMPSON		March 27, 2013

/s/ William H. Whaley, M.D.	Director
WILLIAM H. WHALEY, M.D.		March 27, 2013

/s/ Dom H. Wyant	Director
DOM H. WYANT		March 27, 2013

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
	(In thousands)

Cash and cash equivalents	$13,306	$13,765
Investments	14,122	12,918
Investment in subsidiaries	124,904	114,214
Investments in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	1,989	2,452
Other assets	559	213
Total assets	$156,118	$144,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$7,824	$3,976
Other payables	1,320	3,309
Junior subordinated debentures	41,238	41,238

Total liabilities	50,382	48,523

Shareholders’ equity	105,736	96,277
Total liabilities and shareholders’ equity	$156,118	$144,800

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
	(In thousands)
REVENUE
Fee income from subsidiaries	$5,605	$5,091
Distributed earnings from subsidiaries	7,350	6,535
Other	844	475
Total revenue	13,799	12,101

GENERAL AND ADMINISTRATIVE EXPENSES	9,659	9,106

INTEREST EXPENSE	2,632	2,599
	1,508	396
INCOME TAX BENEFIT(1)	(1,766)	(2,350)
	3,274	2,746
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	1,162	544
NET INCOME	$4,436	$3,290

(1)
Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent Company separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,436	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses	-	84
Depreciation and amortization	75	75
Equity in undistributed earnings of consolidated subsidiaries	(1,162)	(544)
Decrease (increase) in intercompany taxes	463	(411)
Deferred income tax benefit	(97)	(374)
(Decrease) increase in other liabilities	(746)	375
Other, net	(251)	(72)
Net cash provided by operating activities	2,718	2,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	-	1,813
Investments purchased	-	(8,214)
Capital contribution to subsidiaries	(200)	(250)
Additions to property and equipment	(166)	(38)
Net cash used in investing activities	(366)	(6,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(1,486)	(445)
Payment of dividends on Series D Preferred Stock	(1,015)	-
Proceeds from shares issued under stock plans	297	222
Purchase of shares for treasury	(607)	(1,823)
Net cash used in financing activities	(2,811)	(2,046)

Net decrease in cash	(459)	(6,312)
Cash and cash equivalents at beginning of year	13,765	20,077
Cash and cash equivalents at end of year	$13,306	$13,765

Supplemental disclosure:
Cash paid for interest	$2,636	$2,592
Cash paid for income taxes	$405	$-
Intercompany tax settlement from subsidiaries	$2,132	$1,565

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2012:
Bankers Fidelity	$22,864	$77,041		$4,564	$2,116
American Southern	3,269	52,764		18,073	-
	$26,133	$129,805	(1)	$22,637	$2,116

December 31, 2011:
Bankers Fidelity	$20,732	$71,818		$4,284	$2,252
American Southern	3,527	49,478		19,362	-
	$24,259	$121,296	(2)	$23,646	$2,252

(1)	Includes future policy benefits of $66,932 and losses and claims of $62,873.

(2)	Includes future policy benefits of $63,321 and losses and claims of $57,975.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2012:
Bankers Fidelity	$89,272	$6,032	$62,480	$1,677	$24,098	$-
American Southern	37,471	4,529	27,337	8,774	3,478	36,182
Other	-	749	-	-	6,902	-
	$126,743	$11,310	$89,817	$10,451	$34,478	$36,182

December 31, 2011:
Bankers Fidelity	$69,957	$5,445	$49,404	$1,852	$18,919	$-
American Southern	37,514	4,485	24,210	8,623	5,191	39,019
Other	-	480	-	-	6,818	-
	$107,471	$10,410	$73,614	$10,475	$30,928	$39,019

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2012:
Life insurance in force	$264,435	$(15,800)	$-	$248,635

Premiums --
Bankers Fidelity	$89,231	$(68)	$109	$89,272	0.1%
American Southern	42,068	(7,603)	3,006	37,471	8.0%
Total premiums	$131,299	$(7,671)	$3,115	$126,743	2.5%

Year ended December 31, 2011:
Life insurance in force	$265,052	$(22,636)	$-	$242,416

Premiums --
Bankers Fidelity	$69,119	$(56)	$894	$69,957	1.3%
American Southern	40,751	(6,494)	3,257	37,514	8.7%
Total premiums	$109,870	$(6,550)	$4,151	$107,471	3.9%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy				Net	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred	Paid Claims and Claim
Year Ended	Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2012	$3,269	$52,764	$18,073	$37,471	$4,529	$29,054	$(1,717)	$8,774	$27,134	$36,182

December 31, 2011	$3,527	$49,478	$19,362	$37,514	$4,485	$27,306	$(3,096)	$8,623	$22,281	$39,019

See accompanying report of independent registered public accounting firm.

VI-1