Form 10-Q
period 2013-03-31
ATLANTIC AMERICAN CORP
filed 2013-05-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 7, 2013, was 21,381,797.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited
	March 31,	December 31,
	2013	2012
Cash and cash equivalents	$18,777	$18,951
Investments:
Fixed maturities (cost: $199,555 and $201,986)	223,539	230,508
Common and non-redeemable preferred stocks (cost: $10,477 and $10,477)	13,819	12,205
Other invested assets (cost: $617 and $565)	617	565
Policy loans	2,289	2,338
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	241,540	246,892
Receivables:
Reinsurance	16,666	18,768
Insurance premiums and other (net of allowance for doubtful accounts: $364 and $379)	6,868	6,330
Deferred acquisition costs	26,610	26,133
Other assets	959	975
Goodwill	2,128	2,128
Total assets	$313,548	$320,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$67,603	$66,932
Unearned premiums	21,620	22,637
Losses and claims	60,124	62,873
Other policy liabilities	1,628	2,116
Total insurance reserves and policyholder funds	150,975	154,558
Accounts payable and accrued expenses	11,031	11,481
Deferred income taxes, net	6,277	7,164
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	209,521	214,441

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 70,000 shares issued and outstanding; $7,000 redemption value	70	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,135,574 and 21,216,542	22,401	22,401
Additional paid-in capital	57,180	57,180
Retained earnings	8,993	8,621
Accumulated other comprehensive income	17,762	19,571
Treasury stock, at cost: 1,265,320 and 1,184,352 shares	(2,379)	(2,107)
Total shareholders’ equity	104,027	105,736
Total liabilities and shareholders’ equity	$313,548	$320,177

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue:
Insurance premiums	$33,019	$30,681
Investment income	2,905	2,883
Realized investment gains, net	678	958
Other income	48	29
Total revenue	36,650	34,551

Benefits and expenses:
Insurance benefits and losses incurred	23,362	22,672
Commissions and underwriting expenses	9,283	7,033
Interest expense	577	657
Other expense	2,417	2,469
Total benefits and expenses	35,639	32,831
Income before income taxes	1,011	1,720
Income tax expense	89	63
Net income	922	1,657
Preferred stock dividends	(127)	(127)
Net income applicable to common shareholders	$795	$1,530

Earnings per common share (basic and diluted)	$.04	$.07

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$922	$1,657
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding loss arising in the period	(2,246)	(1,446)
Related income tax effect	786	506
Less: reclassification adjustment for net realized gains included in net income (1)	(678)	(958)
Related income tax effect (2)	237	336
Net effect on other comprehensive loss	(1,901)	(1,562)
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	141	153
Related income tax effect	(49)	(54)
Net effect on other comprehensive income	92	99
Total other comprehensive loss, net of tax	(1,809)	(1,463)
Total comprehensive income (loss)	$(887)	$194

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2013	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$(2,107)	$105,736
Net income	-	-	-	922	-	-	922
Other comprehensive loss, net of tax	-	-	-	-	(1,809)	-	(1,809)
Dividends declared on common stock	-	-	-	(423)	-	-	(423)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Purchase of shares for treasury	-	-	-	-	-	(272)	(272)
Balance, March 31, 2013	$70	$22,401	$57,180	$8,993	$17,762	$(2,379)	$104,027

Three Months Ended March 31, 2012
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$(1,753)	$96,277
Net income	-	-	-	1,657	-	-	1,657
Other comprehensive loss, net of tax	-	-	-	-	(1,463)	-	(1,463)
Dividends declared on common stock	-	-	-	(426)	-	-	(426)
Dividends accrued on preferred stock	-	-	-	(127)	-	-	(127)
Balance, March 31, 2012	$70	$22,401	$57,136	$7,283	$10,781	$(1,753)	$95,918

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$922	$1,657
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,796	2,960
Acquisition costs deferred	(3,273)	(3,431)
Realized investment gains	(678)	(958)
(Decrease) increase in insurance reserves	(3,583)	2,688
Depreciation and amortization	142	112
Deferred income tax expense (benefit)	87	(33)
Decrease (increase) in receivables, net	1,564	(761)
Decrease in other liabilities	(858)	(2,937)
Other, net	48	(21)
Net cash used in operating activities	(2,833)	(724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	13,521	16,864
Investments purchased	(10,510)	(18,808)
Additions to property and equipment	(80)	(72)
Net cash provided by (used in) investing activities	2,931	(2,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D Preferred Stock	-	(508)
Purchase of shares for treasury	(272)	-
Net cash used in financing activities	(272)	(508)

Net decrease in cash and cash equivalents	(174)	(3,248)
Cash and cash equivalents at beginning of period	18,951	21,285
Cash and cash equivalents at end of period	$18,777	$18,037

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$643	$659
Cash paid for income taxes	$310	$-

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

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

Note 2.    Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The main objective of ASU 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity is also required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, the new disclosure would only require a cross-reference to other disclosures currently required under GAAP for those items. ASU 2013-02 is effective for interim and annual periods beginning after December 15, 2012. The Company adopted ASU 2013-02 on January 1, 2013.  Since ASU 2013-02 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations.  See Condensed Consolidated Statements of Comprehensive Income and Note 11 for expanded disclosures.

Note 3.    Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month periods ended March 31, 2013 and 2012.

Revenues	Three Months Ended March 31,
	2013	2012
American Southern	$10,490	$11,264
Bankers Fidelity	25,938	23,081
Corporate and Other	222	206
Total revenue	$36,650	$34,551

Income Before Income Taxes	Three Months Ended March 31,
	2013	2012
American Southern	$1,442	$715
Bankers Fidelity	1,037	2,616
Corporate and Other	(1,468)	(1,611)
Income before income taxes	$1,011	$1,720

Note 4.    Credit Arrangements

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2013 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2013	18,042	23,196
Balance December 31, 2012	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5.    Derivative Financial Instruments

The Company’s zero cost interest rate collar with Wells Fargo Bank, National Association terminated on March 4, 2013, the stated maturity date, by its terms. There were no balances outstanding under the zero cost interest rate collar at that time.

Note 6.    Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$922	21,182
Less preferred stock dividends	(127)
Net income applicable to common shareholders	795	21,182	$.04
Diluted Earnings Per Common Share:
Effect of dilutive stock options		40
Net income applicable to common shareholders	$795	21,222	$.04

	Three Months Ended March 31, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,657	21,274
Less preferred stock dividends	(127)
Net income applicable to common shareholders	1,530	21,274	$.07
Diluted Earnings Per Common Share:
Effect of dilutive stock options		77
Net income applicable to common shareholders	$1,530	21,351	$.07

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 7.    Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended March 31,
	2013	2012
Federal income tax provision at statutory rate of 35%	$354	$602
Dividends received deduction	(37)	(44)
Small life insurance company deduction	-	(205)
Other permanent differences	9	8
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(237)	(298)
Income tax expense	$89	$63

The components of income tax expense were:

	Three Months Ended March 31,
	2013	2012
Current - Federal	$2	$96
Deferred - Federal	324	265
Change in deferred tax asset valuation allowance	(237)	(298)
Total	$89	$63

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2013 resulted from the dividends received deduction (“DRD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2012 resulted from the DRD, the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was also due to the utilization of certain capital loss carryforward benefits.

Note 8.    Commitments and Contingencies

From time to time, the Company is involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.    Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2013 and December 31, 2012.

Investments were comprised of the following:

	March 31, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,614	$3,682	$-	$19,932
Obligations of states and political subdivisions	17,630	2,390	-	15,240
Corporate securities:
Utilities and telecom	20,141	2,928	9	17,222
Financial services	44,054	3,909	330	40,475
Other business – diversified	59,964	5,637	440	54,767
Other consumer – diversified	54,391	6,363	188	48,216
Total corporate securities	178,550	18,837	967	160,680
Redeemable preferred stocks:
Financial services	3,552	42	-	3,510
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,745	42	-	3,703
Total fixed maturities	223,539	24,951	967	199,555
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,474	510	-	964
Financial services	8,724	944	9	7,789
Other business – diversified	156	109	-	47
Other consumer – diversified	3,465	1,788	-	1,677
Total equity securities	13,819	3,351	9	10,477
Other invested assets	617	-	-	617
Policy loans	2,289	-	-	2,289
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$241,540	$28,302	$976	$214,214

	December 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$4,618	$-	$22,894
Obligations of states and political subdivisions	17,761	2,514	-	15,247
Corporate securities:
Utilities and telecom	17,921	3,128	-	14,793
Financial services	43,695	3,957	415	40,153
Other business – diversified	66,741	7,172	12	59,581
Other consumer – diversified	52,910	7,665	120	45,365
Total corporate securities	181,267	21,922	547	159,892
Redeemable preferred stocks:
Financial services	3,775	18	3	3,760
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,968	18	3	3,953
Total fixed maturities	230,508	29,072	550	201,986
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,298	334	-	964
Financial services	8,607	857	39	7,789
Other business – diversified	134	87	-	47
Other consumer – diversified	2,166	489	-	1,677
Total equity securities	12,205	1,767	39	10,477
Other invested assets	565	-	-	565
Policy loans	2,338	-	-	2,338
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$246,892	$30,839	$589	$216,642

The amortized cost and carrying value of the Company’s investments in fixed maturities at March 31, 2013 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Carrying Value	Amortized Cost
Due in one year or less	$501	$500
Due after one year through five years	6,836	6,150
Due after five years through ten years	32,739	29,929
Due after ten years	182,292	161,982
Varying maturities	1,171	994
Totals	$223,539	$199,555

The following table sets forth the carrying value, amortized cost, and net unrealized gains of the Company’s investments aggregated by industry as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,614	$19,932	$3,682	$27,512	$22,894	$4,618
Obligations of states and political subdivisions	17,630	15,240	2,390	17,761	15,247	2,514
Utilities and telecom	21,615	18,186	3,429	19,219	15,757	3,462
Financial services	56,330	51,774	4,556	56,077	51,702	4,375
Other business – diversified	60,120	54,814	5,306	66,875	59,628	7,247
Other consumer – diversified	58,049	50,086	7,963	55,269	47,235	8,034
Other investments	4,182	4,182	-	4,179	4,179	-
Investments	$241,540	$214,214	$27,326	$246,892	$216,642	$30,250

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$17,607	$647	$1,680	$320	$19,287	$967
Common and non-redeemable preferred stocks	2,007	9	-	-	2,007	9
Total temporarily impaired securities	$19,614	$656	$1,680	$320	$21,294	$976

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$8,806	$147	$1,600	$400	$10,406	$547
Redeemable preferred stocks	1,216	3	-	-	1,216	3
Common and non-redeemable preferred stocks	3,494	39	-	-	3,494	39
Total temporarily impaired securities	$13,516	$189	$1,600	$400	$15,116	$589

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

As of March 31, 2013, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2013.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2013, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,092. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$221,447	$2,092	$223,539
Equity securities	5,321	8,498	-	13,819
Cash equivalents	19,237	-	-	19,237
Total	$24,558	$229,945	$2,092	$256,595

As of December 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$228,384	$2,124	$230,508
Equity securities	3,805	8,400	-	12,205
Cash equivalents	15,326	-	-	15,326
Total	$19,131	$236,784	$2,124	$258,039
Liabilities:
Derivative financial instrument	$-	$-	$141	$141

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2013.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2012	$2,124	$(141)
Total unrealized gains (losses) included in other comprehensive income	(32)	141
Balance, March 31, 2013	$2,092	$-

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.  The Company’s derivative financial instrument was an interest rate collar which terminated on March 4, 2013, the stated maturity date, by its terms.

Note 10.  Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2013 and December 31, 2012.

		March 31, 2013		December 31, 2012
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$18,777	$18,777	$18,951	$18,951
Fixed maturities	(1)	223,539	223,539	230,508	230,508
Equity securities	(1)	13,819	13,819	12,205	12,205
Other invested assets	Level 3	617	617	565	565
Policy loans	Level 2	2,289	2,289	2,338	2,338
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures	Level 2	41,238	41,238	41,238	41,238
Derivative financial instrument	Level 3	-	-	141	141

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of March 31, 2013 and December 31, 2012 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

Note 11.  Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of March 31, 2013 and December 31, 2012, and the changes in the balance of each component thereof during the three month period ended March 31, 2013, net of taxes.

	Unrealized Gains on Available-for- Sale Securities	Derivative Financial Instrument	Total
Balance, December 31, 2012	$19,663	$(92)	$19,571
Other comprehensive income (loss) before reclassifications	(1,460)	92	(1,368)
Amounts reclassified from accumulated other comprehensive income	(441)	-	(441)
Net current-period other comprehensive income (loss)	(1,901)	92	(1,809)
Balance, March 31, 2013	$17,762	$-	$17,762

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2013. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. During the three month period ended March 31, 2013, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month period ended March 31, 2013 and the comparable period in 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Insurance premiums	$33,019	$30,681
Investment income	2,905	2,883
Realized investment gains, net	678	958
Other income	48	29
Total revenue	36,650	34,551
Insurance benefits and losses incurred	23,362	22,672
Commissions and underwriting expenses	9,283	7,033
Other expense	2,417	2,469
Interest expense	577	657
Total benefits and expenses	35,639	32,831
Income before income taxes	$1,011	$1,720
Net income	$922	$1,657

Management evaluates operating income and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income for the three month period ended March 31, 2013 and the comparable period in 2012 is as follows:

	Three Months Ended March 31,
Reconciliation of Net Income to non-GAAP Measurement	2013	2012
	(In thousands)
Net income	$922	$1,657
Income tax expense	89	63
Realized investment gains, net	(678)	(958)
Operating income	$333	$762

On a consolidated basis, the Company had net income of $0.9 million, or $0.04 per diluted share, for the three month period ended March 31, 2013, compared to net income of $1.7 million, or $0.07 per diluted share, for the three month period ended March 31, 2012. The decrease in net income during the three month period ended March 31, 2013 was primarily attributable to increased losses in the life and health operations, increases in advertising expense for television commercials and social media initiatives as well as a decrease in realized investment gains. Operating income decreased to $0.3 million in the three month period ended March 31, 2013 from $0.8 million in the comparable period of 2012.  Premium revenue for the three month period ended March 31, 2013 increased $2.3 million, or 7.6%, to $33.0 million. The increase in premium revenue was primarily due to an increase in Medicare supplement business in the life and health operations.  While premiums in the property and casualty operations decreased, profitability increased due to a more favorable loss experience in the three month period ended March 31, 2013 as compared to the same period in 2012.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2013 and the comparable period in 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Gross written premiums	$8,876	$9,549
Ceded premiums	(1,897)	(1,915)
Net written premiums	$6,979	$7,634
Net earned premiums	$8,927	$9,812
Net loss and loss adjustment expenses	5,322	8,019
Underwriting expenses	3,726	2,529
Underwriting loss	$(121)	$(736)
Loss ratio	59.6%	81.7%
Expense ratio	41.8	25.8
Combined ratio	101.4%	107.5%

Gross written premiums at American Southern decreased $0.7 million, or 7.0%, during the three month period ended March 31, 2013 from the comparable period in 2012.  The decrease in gross written premiums was primarily attributable to a decrease of $1.5 million in commercial automobile written premiums resulting from the cancellation by the company of two agencies and a trucking liability program in 2012 due to unfavorable loss experience.  Partially offsetting the decrease in gross written premiums was an increase of $0.8 million in commercial automobile business written by an existing agency attributable to new business and rate increases on renewal business.

Ceded premiums decreased slightly during the three month period ended March 31, 2013 from the comparable period in 2012.  The decrease in ceded premiums was primarily due to the decrease in related earned premiums.  As American Southern’s ceded premiums are determined as a percentage of earned premiums, a decrease in ceded premiums occurs when earned premiums decrease.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2013 and the comparable period in 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Commercial automobile	$5,862	$6,320
General liability	750	1,163
Property	599	442
Surety	1,716	1,887
Total	$8,927	$9,812

Net earned premiums decreased $0.9 million, or 9.0%, during the three month period ended March 31, 2013 from the comparable period in 2012.  The decrease in net earned premiums was primarily attributable to the decline in commercial automobile and general liability earned premiums resulting from the cancellation by the company of two agencies and a trucking liability program as discussed previously as well as the cancellation of certain general liability programs in 2012.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Net loss and loss adjustment expenses at American Southern decreased $2.7 million, or 33.6%, during the three month period ended March 31, 2013 from the comparable period in 2012.  As a percentage of premiums, net loss and loss adjustment expenses were 59.6% in the three month period ended March 31, 2013, compared to 81.7% in the three month period ended March 31, 2012.  The decrease in the loss ratio was primarily due to more favorable loss experience in all lines of business during the three month period ended March 31, 2013 as compared to the same period of 2012.  During the three month period ended March 31 2012, American Southern experienced significant increases in the frequency and severity of claims in the commercial automobile, general liability and surety lines of business which did not recur in the comparable 2013 period.  The improvement in the current year loss ratio was primarily attributable to the rationalization of American Southern’s book of business and strengthening of the underwriting guidelines with respect to such business.

Underwriting expenses increased $1.2 million, or 47.3%, during the three month period ended March 31, 2013 over the comparable period in 2012.  As a percentage of premiums, underwriting expenses were 41.8% in the three month period ended March 31, 2013, compared to 25.8% in the three month period ended March 31, 2012.  The increase in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month period ended March 31, 2013, these commissions at American Southern increased $1.2 million from the comparable period in 2012 due to the more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2013 and the comparable period in 2012:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Medicare supplement	$20,197	$16,874
Other health products	1,145	1,118
Life insurance	2,750	2,877
Total earned premiums	24,092	20,869
Insurance benefits and losses	18,040	14,653
Underwriting expenses	6,861	5,813
Total expenses	24,901	20,466
Underwriting income (loss)	$(809)	$403
Loss ratio	74.9%	70.2%
Expense ratio	28.5	27.9
Combined ratio	103.4%	98.1%

Premium revenue at Bankers Fidelity increased $3.2 million, or 15.4%, during the three month period ended March 31, 2013 over the comparable period in 2012.  Premiums from the Medicare supplement line of business increased $3.3 million, or 19.7%, during the three month period ended March 31, 2013, due primarily to an increase in business generated from the company’s core producers and newly appointed general agents, an increase in business issued in the state of Missouri as a result of favorable pricing compared to competitors, and active management and implementation of rate increases on renewal business, as appropriate.  Other health product premiums increased slightly during the same comparable period, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business decreased $0.1 million, or 4.4%, during the three month period ended March 31, 2013 due to redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $3.4 million, or 23.1%, during the three month period ended March 31, 2013 over the comparable period in 2012.  As a percentage of premiums, benefits and losses were 74.9% in the three month period ended March 31, 2013, compared to 70.2% in the three month period ended March 31, 2012.  The increase in the loss ratio was primarily attributable to unfavorable loss experience in the Medicare supplement line of business during the three month period ended March 31, 2013 as compared to the same period in 2012.  During the three month period ended March 31, 2013, Bankers Fidelity experienced an increase in losses in the Medicare supplement line of business resulting from a disproportionate number of first quarter deductible reimbursements.  As the company’s Medicare supplement product generally reimburses the annual Part B deductible of an insured, annual deductible reimbursements are generally incurred disproportionately at the beginning of a calendar year as opposed to the end of a calendar year.  Such trends were even more pronounced in the first quarter of 2013.  Bankers Fidelity continues to implement rate increases on its Medicare supplement business to help mitigate the impact of higher medical costs.

Underwriting expenses increased $1.0 million, or 18.0%, during the three month period ended March 31, 2013 over the comparable period in 2012.  As a percentage of premiums, underwriting expenses were 28.5% in the three month period ended March 31, 2013, compared to 27.9% in the three month period ended March 31, 2012.  The increase in the expense ratio was primarily attributable to increases in advertising and agency related expenses.  Advertising expenses increased $0.5 million in the three month period ended March 31, 2013 over the comparable period in 2012 and included charges for television commercials and social media initiatives.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased slightly during the three month period ended March 31, 2013 over the comparable period in 2012.  The increase in investment income was primarily attributable to a higher average balance of fixed maturities held by the Company in the three month period ended March 31, 2013 as compared to the same period of 2012.

The Company had net realized investment gains of $0.7 million during the three month period ended March 31, 2013, compared to net realized investment gains of $1.0 million in the three month period ended March 31, 2012.   The net realized investment gains in the three month periods ended March 31, 2013 and 2012 resulted from the disposition of several of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 12.2%, during the three month period ended March 31, 2013 from the comparable period in 2012 due primarily to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was required to make payments to Wells Fargo under the interest rate collar for all periods presented, through the maturity date.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.2 million, or 23.1%, during the three month period ended March 31, 2013 over the comparable period in 2012.  The increase in other expenses was primarily attributable to increased commission accruals at American Southern due to recent favorable loss experience.  During the three month period ended March 31, 2013, these commissions at American Southern increased $1.2 million over the comparable period in 2012.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  Also contributing to the increase in other expenses was an increase in commission and underwriting costs in the life and health operations associated with the higher volume of business as well as increases in advertising and agency related expenses.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.4% in the three month period ended March 31, 2013 from 31.0% in the three month period ended March 31, 2012.  The increase in the expense ratio was primarily attributable to the increase in commission accruals and advertising expenses discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2013 resulted from the dividends received deduction (“DRD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2012 resulted from the DRD, the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The change in deferred tax asset valuation allowance was also due to the utilization of certain capital loss carryforward benefits.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2013, the Parent had approximately $27.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.0 million for the three month period ended March 31, 2013 compared to statutory net income of nil for the three month period ended March 31, 2012.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2013, American Southern had $37.5 million of statutory surplus and Bankers Fidelity had $34.2 million of statutory surplus. In 2013, dividend payments by the Parent’s insurance subsidiaries in excess of $9.6 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $4.7 million at March 31, 2013.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2013, the effective interest rate was 4.4%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

The Company had a zero cost interest rate collar with Wells Fargo, which terminated on March 4, 2013, the stated maturity date, by its terms.  There were no balances outstanding under the zero cost interest rate collar at that time.

At March 31, 2013, the Company had 70,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,754,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2013, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $19.0 million at December 31, 2012 to $18.8 million at March 31, 2013. The decrease in cash and cash equivalents during the three month period ended March 31, 2013 was primarily attributable to net cash used in operating activities of $2.8 million and the purchase of shares for treasury for $0.3 million.  Partially offsetting the decrease was net cash provided by investing activities of $2.9 million resulting from the sale and maturity of securities exceeding investment purchases.

The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, additional borrowings from financial institutions, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2012, the Board of Directors of the Company approved a plan that allows for the repurchase of up to 750,000 shares of the Company's common stock (the "Repurchase Plan") on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2013	10,968	$3.32	10,968	733,137
February 1 – February 28, 2013	40,000	3.29	40,000	693,137
March 1 – March 31, 2013	30,000	3.46	30,000	663,137
Total	80,968	$3.36	80,968

Item 6.  Exhibits

10.1	Atlantic American Corporation 2012 Equity Incentive Plan.

10.2	Form of Atlantic American Corporation 2012 Equity Incentive Plan Director Restricted Stock Agreement.

10.3	Form of Atlantic American Corporation 2012 Equity Incentive Plan Employee Restricted Stock Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Furnished herewith (not filed).  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 14, 2013	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title

10.1	Atlantic American Corporation 2012 Equity Incentive Plan.

10.2	Form of Atlantic American Corporation 2012 Equity Incentive Plan Director Restricted Stock Agreement.

10.3	Form of Atlantic American Corporation 2012 Equity Incentive Plan Employee Restricted Stock Agreement.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase. *

101.LAB	XBRL Taxonomy Extension Label Linkbase. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. *

* Furnished herewith (not filed).  Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.