Form 10-Q
period 2013-06-30
ATLANTIC AMERICAN CORP
filed 2013-08-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2013
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 5, 2013, was 21,309,560.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited
	June 30,	December 31,
	2013	2012
Cash and cash equivalents	$47,097	$18,951
Investments:
Fixed maturities (cost: $177,918 and $201,986)	184,750	230,508
Common and non-redeemable preferred stocks (cost: $9,495 and $10,477)	13,772	12,205
Other invested assets (cost: $641 and $565)	641	565
Policy loans	2,295	2,338
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	202,734	246,892
Receivables:
Reinsurance	17,934	18,768
Insurance premiums and other (net of allowance for doubtful accounts: $352 and $379)	22,435	6,330
Deferred acquisition costs	27,436	26,133
Other assets	1,149	975
Goodwill	2,128	2,128
Total assets	$320,913	$320,177
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$68,289	$66,932
Unearned premiums	36,451	22,637
Losses and claims	62,518	62,873
Other policy liabilities	1,503	2,116
Total insurance reserves and policyholder funds	168,761	154,558
Accounts payable and accrued expenses	11,558	11,481
Deferred income taxes, net	609	7,164
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	222,166	214,441

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, shares issued and outstanding: 65,000 and 70,000; redemption value: $6,500 and $7,000	65	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,336,276 and 21,216,542	22,401	22,401
Additional paid-in capital	57,088	57,180
Retained earnings	14,834	8,621
Accumulated other comprehensive income	7,221	19,571
Unearned stock grant compensation	(649)	-
Treasury stock, at cost: 1,064,618 and 1,184,352 shares	(2,213)	(2,107)
Total shareholders’ equity	98,747	105,736
Total liabilities and shareholders’ equity	$320,913	$320,177

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Insurance premiums	$36,373	$31,592	$69,392	$62,273
Investment income	2,774	2,855	5,679	5,738
Realized investment gains, net	5,454	470	6,132	1,428
Other income	47	36	95	65
Total revenue	44,648	34,953	81,298	69,504

Benefits and expenses:
Insurance benefits and losses incurred	24,999	23,095	48,361	45,767
Commissions and underwriting expenses	10,402	7,970	19,685	15,003
Interest expense	438	658	1,015	1,315
Other expense	2,746	2,376	5,163	4,845
Total benefits and expenses	38,585	34,099	74,224	66,930
Income before income taxes	6,063	854	7,074	2,574
Income tax expense	103	73	192	136
Net income	5,960	781	6,882	2,438
Preferred stock dividends	(119)	(127)	(246)	(254)
Net income applicable to common shareholders	$5,841	$654	$6,636	$2,184

Earnings per common share (basic)	$.27	$.03	$.31	$.10
Earnings per common share (diluted)	$.26	$.03	$.30	$.10

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$5,960	$781	$6,882	$2,438
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(10,763)	7,921	(13,009)	6,475
Related income tax effect	3,767	(2,772)	4,553	(2,266)
Less: reclassification adjustment for net realized gains included in net income (1)	(5,454)	(470)	(6,132)	(1,428)
Related income tax effect (2)	1,909	164	2,146	500
Net effect on other comprehensive income (loss)	(10,541)	4,843	(12,442)	3,281
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	-	193	141	346
Related income tax effect	-	(67)	(49)	(121)
Net effect on other comprehensive income (loss)	-	126	92	225
Total other comprehensive income (loss), net of tax	(10,541)	4,969	(12,350)	3,506
Total comprehensive income (loss)	$(4,581)	$5,750	$(5,468)	$5,944

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2013	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$-	$(2,107)	$105,736
Net income	-	-	-	6,882	-	-	-	6,882
Other comprehensive loss, net of tax	-	-	-	-	(12,350)	-	-	(12,350)
Preferred stock redeemed	(5)	-	(495)	-	-	-	-	(500)
Dividends on common stock	-	-	-	(423)	-	-	-	(423)
Dividends accrued on preferred stock	-	-	-	(246)	-	-	-	(246)
Restricted stock grants	-	-	393	-	-	(704)	311	-
Amortization of unearned compensation	-	-	-	-	-	55	-	55
Purchase of shares for treasury	-	-	-	-	-	-	(520)	(520)
Issuance of shares under stock plans	-	-	10	-	-	-	103	113
Balance, June 30, 2013	$65	$22,401	$57,088	$14,834	$7,221	$(649)	$(2,213)	$98,747

Six Months Ended June 30, 2012
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$-	$(1,753)	$96,277
Net income	-	-	-	2,438	-	-	-	2,438
Other comprehensive income, net of tax	-	-	-	-	3,506	-	-	3,506
Dividends on common stock	-	-	-	(426)	-	-	-	(426)
Dividends accrued on preferred stock	-	-	-	(254)	-	-	-	(254)
Purchase of shares for treasury	-	-	-	-	-	-	(49)	(49)
Issuance of shares under stock plans	-	-	22	-	-	-	78	100
Balance, June 30, 2012	$70	$22,401	$57,158	$7,937	$15,750	$-	$(1,724)	$101,592

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,882	$2,438
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	5,272	5,490
Acquisition costs deferred	(6,575)	(6,680)
Realized investment gains	(6,132)	(1,428)
Increase in insurance reserves	14,203	2,078
Compensation expense related to share awards	55	-
Depreciation and amortization	297	220
Deferred income tax expense	95	18
(Increase) decrease in receivables, net	(15,264)	1,945
Decrease in other liabilities	(27)	(3,235)
Other, net	(54)	(144)
Net cash (used in) provided by operating activities	(1,248)	702

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	68,910	32,849
Investments purchased	(37,953)	(31,947)
Additions to property and equipment	(233)	(148)
Net cash provided by investing activities	30,724	754
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series D preferred stock	(500)	-
Payment of dividends on Series D preferred stock	-	(508)
Payment of dividends on common stock	(423)	(426)
Proceeds from shares issued under stock plans	113	100
Purchase of shares for treasury	(520)	(49)
Net cash used in financing activities	(1,330)	(883)

Net increase in cash and cash equivalents	28,146	573
Cash and cash equivalents at beginning of period	18,951	21,285
Cash and cash equivalents at end of period	$47,097	$21,858

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,079	$1,314
Cash paid for income taxes	$314	$80

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or for any other future period.

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

Note 2.  Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The main objective of ASU 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity is also required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, the new disclosure only requires a cross-reference to other disclosures required under GAAP for those items.  The Company adopted ASU 2013-02 on January 1, 2013.  Since ASU 2013-02 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations.  See Condensed Consolidated Statements of Comprehensive Income and Note 11 for expanded disclosures.

Note 3.  Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and six month periods ended June 30, 2013 and 2012.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
American Southern	$14,747	$10,887	$25,237	$22,151
Bankers Fidelity	29,123	23,857	55,061	46,938
Corporate and Other	778	209	1,000	415
Total revenue	$44,648	$34,953	$81,298	$69,504

Income Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
American Southern	$3,177	$1,045	$4,619	$1,760
Bankers Fidelity	3,687	1,159	4,724	3,775
Corporate and Other	(801)	(1,350)	(2,269)	(2,961)
Income before income taxes	$6,063	$854	$7,074	$2,574

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2013 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2013	18,042	23,196
Balance December 31, 2012	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Derivative Financial Instruments

The Company had a zero cost interest rate collar with Wells Fargo Bank, National Association, which terminated on March 4, 2013, the stated maturity date, by its terms. There were no balances outstanding under the zero cost interest rate collar at that time.

Note 6.  Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$5,960	21,268
Less preferred stock dividends	(119)
Net income applicable to common shareholders	5,841	21,268	$.27
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	119	1,629
Net income applicable to common shareholders	$5,960	22,897	$.26

	Three Months Ended June 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$781	21,272
Less preferred stock dividends	(127)
Net income applicable to common shareholders	654	21,272	$.03
Diluted Earnings Per Common Share:
Effect of dilutive stock options		79
Net income applicable to common shareholders	$654	21,351	$.03

	Six Months Ended June 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$6,882	21,225
Less preferred stock dividends	(246)
Net income applicable to common shareholders	6,636	21,225	$.31
Diluted Earnings Per Common Share:
Effect of dilutive stock options		38
Effect of Series D preferred stock	246	1,629
Net income applicable to common shareholders	$6,882	22,892	$.30

	Six Months Ended June 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,438	21,273
Less preferred stock dividends	(254)
Net income applicable to common shareholders	2,184	21,273	$.10
Diluted Earnings Per Common Share:
Effect of dilutive stock options		84
Net income applicable to common shareholders	$2,184	21,357	$.10

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2012 since its impact would have been antidilutive.

Note 7.  Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Federal income tax provision at statutory rate of 35%	$2,122	$299	$2,476	$901
Dividends received deduction	(41)	(38)	(78)	(82)
Small life insurance company deduction	(78)	(32)	(78)	(237)
Other permanent differences	9	8	18	16
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(1,909)	(164)	(2,146)	(462)
Income tax expense	$103	$73	$192	$136

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current - Federal	$95	$22	$97	$118
Deferred - Federal	1,917	215	2,241	480
Change in deferred tax asset valuation allowance	(1,909)	(164)	(2,146)	(462)
Total	$103	$73	$192	$136

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2013 and 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

Note 8.  Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2013 and December 31, 2012.

Investments were comprised of the following:

	June 30, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$13,659	$1,093	$52	$12,618
Obligations of states and political subdivisions	11,363	1,079	-	10,284
Corporate securities:
Utilities and telecom	17,468	1,889	103	15,682
Financial services	42,645	1,894	416	41,167
Other business – diversified	54,397	1,868	1,387	53,916
Other consumer – diversified	42,832	2,089	1,120	41,863
Total corporate securities	157,342	7,740	3,026	152,628
Redeemable preferred stocks:
Financial services	2,194	2	4	2,196
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	2,386	2	4	2,388
Total fixed maturities	184,750	9,914	3,082	177,918
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,510	546	-	964
Financial services	7,228	517	96	6,807
Other business – diversified	169	122	-	47
Other consumer – diversified	4,865	3,188	-	1,677
Total equity securities	13,772	4,373	96	9,495
Other invested assets	641	-	-	641
Policy loans	2,295	-	-	2,295
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$202,734	$14,287	$3,178	$191,625

	December 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$4,618	$-	$22,894
Obligations of states and political subdivisions	17,761	2,514	-	15,247
Corporate securities:
Utilities and telecom	17,921	3,128	-	14,793
Financial services	43,695	3,957	415	40,153
Other business – diversified	66,741	7,172	12	59,581
Other consumer – diversified	52,910	7,665	120	45,365
Total corporate securities	181,267	21,922	547	159,892
Redeemable preferred stocks:
Financial services	3,775	18	3	3,760
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,968	18	3	3,953
Total fixed maturities	230,508	29,072	550	201,986
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,298	334	-	964
Financial services	8,607	857	39	7,789
Other business – diversified	134	87	-	47
Other consumer – diversified	2,166	489	-	1,677
Total equity securities	12,205	1,767	39	10,477
Other invested assets	565	-	-	565
Policy loans	2,338	-	-	2,338
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$246,892	$30,839	$589	$216,642

The amortized cost and carrying value of the Company’s investments in fixed maturities at June 30, 2013 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Carrying Value	Amortized Cost
Due in one year or less	$-	$-
Due after one year through five years	8,892	8,241
Due after five years through ten years	52,685	51,519
Due after ten years	122,054	117,164
Varying maturities	1,119	994
Totals	$184,750	$177,918

The following table sets forth the carrying value, amortized cost, and net unrealized gains of the Company’s investments, aggregated by industry, as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$13,659	$12,618	$1,041	$27,512	$22,894	$4,618
Obligations of states and political subdivisions	11,363	10,284	1,079	17,761	15,247	2,514
Utilities and telecom	18,978	16,646	2,332	19,219	15,757	3,462
Financial services	52,067	50,170	1,897	56,077	51,702	4,375
Other business – diversified	54,566	53,963	603	66,875	59,628	7,247
Other consumer – diversified	47,889	43,732	4,157	55,269	47,235	8,034
Other investments	4,212	4,212	-	4,179	4,179	-
Investments	$202,734	$191,625	$11,109	$246,892	$216,642	$30,250

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,229	$52	$-	$-	$3,229	$52
Corporate securities	52,021	2,953	1,927	73	53,948	3,026
Redeemable preferred stocks	1,142	4	-	-	1,142	4
Common and non-redeemable preferred stocks	2,945	71	975	25	3,920	96
Total temporarily impaired securities	$59,337	$3,080	$2,902	$98	$62,239	$3,178

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$8,806	$147	$1,600	$400	$10,406	$547
Redeemable preferred stocks	1,216	3	-	-	1,216	3
Common and non-redeemable preferred stocks	3,494	39	-	-	3,494	39
Total temporarily impaired securities	$13,516	$189	$1,600	$400	$15,116	$589

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

As of June 30, 2013, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2013.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include substantially all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2013 and December 31, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,034 and $2,124. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$182,716	$2,034	$184,750
Equity securities	6,793	6,979	-	13,772
Cash equivalents	45,438	-	-	45,438
Total	$52,231	$189,695	$2,034	$243,960

As of December 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$228,384	$2,124	$230,508
Equity securities	3,805	8,400	-	12,205
Cash equivalents	15,326	-	-	15,326
Total	$19,131	$236,784	$2,124	$258,039
Liabilities:
Derivative financial instrument	$-	$-	$141	$141

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2013.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2012	$2,124	$(141)
Total unrealized gains (losses) included in other comprehensive income	(32)	141
Balance, March 31, 2013	2,092	-
Total unrealized losses included in other comprehensive income	(58)	-
Balance, June 30, 2013	$2,034	$-

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2013 and December 31, 2012.

		June 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$47,097	$47,097	$18,951	$18,951
Fixed maturities	(1)	184,750	184,750	230,508	230,508
Equity securities	(1)	13,772	13,772	12,205	12,205
Other invested assets	Level 3	641	641	565	565
Policy loans	Level 2	2,295	2,295	2,338	2,338
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures	Level 2	41,238	41,238	41,238	41,238
Derivative financial instrument	Level 3	-	-	141	141

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of June 30, 2013 and December 31, 2012 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

Note 11.  Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of June 30, 2013 and December 31, 2012, and the changes in the balance of each component thereof during the six month period ended June 30, 2013, net of taxes.

	Unrealized Gains on Available-for- Sale Securities	Derivative Financial Instrument	Total
Balance, December 31, 2012	$19,663	$(92)	$19,571
Other comprehensive income (loss) before reclassifications	(8,456)	92	(8,364)
Amounts reclassified from accumulated other comprehensive income	(3,986)	-	(3,986)
Net current-period other comprehensive income (loss)	(12,442)	92	(12,350)
Balance, June 30, 2013	$7,221	$-	$7,221

Note 12.  Subsequent Event

Subsequent to June 30, 2013, the Company purchased an additional $3,938 of Gray Television, Inc., a related party, Class A common stock.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2013. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. During the six month period ended June 30, 2013, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable, or expected to become applicable, to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and six month periods ended June 30, 2013 and the comparable periods in 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Insurance premiums	$36,373	$31,592	$69,392	$62,273
Investment income	2,774	2,855	5,679	5,738
Realized investment gains, net	5,454	470	6,132	1,428
Other income	47	36	95	65
Total revenue	44,648	34,953	81,298	69,504
Insurance benefits and losses incurred	24,999	23,095	48,361	45,767
Commissions and underwriting expenses	10,402	7,970	19,685	15,003
Other expense	2,746	2,376	5,163	4,845
Interest expense	438	658	1,015	1,315
Total benefits and expenses	38,585	34,099	74,224	66,930
Income before income taxes	$6,063	$854	$7,074	$2,574
Net income	$5,960	$781	$6,882	$2,438

Management also considers and evaluates performance by analyzing the non-GAAP measure, operating income, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income for the three month and six month periods ended June 30, 2013 and the comparable periods in 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income to non-GAAP Measurement	2013	2012	2013	2012
	(In thousands)
Net income	$5,960	$781	$6,882	$2,438
Income tax expense	103	73	192	136
Realized investment gains, net	(5,454)	(470)	(6,132)	(1,428)
Operating income	$609	$384	$942	$1,146

On a consolidated basis, the Company had net income of $6.0 million, or $0.26 per diluted share, for the three month period ended June 30, 2013, compared to net income of $0.8 million, or $0.03 per diluted share, for the three month period ended June 30, 2012.  The Company had net income of $6.9 million, or $0.30 per diluted share, for the six month period ended June 30, 2013, compared to net income of $2.4 million, or $0.10 per diluted share, for the six month period ended June 30, 2012.  The increase in net income for the three month and six month periods ended June 30, 2013 was primarily due to an increase in realized investment gains.  Premium revenue for the three month period ended June 30, 2013 increased $4.8 million, or 15.1%, to $36.4 million.  For the six month period ended June 30, 2013, premium revenue increased $7.1 million, or 11.4%, to $69.4 million.  The increase in premium revenue for the three month and six month periods ended June 30, 2013 was primarily due to an increase in Medicare supplement business in the life and health operations; although the property and casualty operations earned premiums increased 17.5% in the three month period ended June 30, 2013 as a result of a significant new contract which incepted during the second quarter of 2013.  Operating income was $0.6 million in the three month period ended June 30, 2013 compared to $0.4 million in the three month period ended June 30, 2012.  The increase in operating income was primarily attributable to a more favorable loss experience in the three month period ended June 30, 2013 in both of the life and health and property and casualty operations.  Operating income decreased to $0.9 million in the six month period ended June 30, 2013 from $1.1 million in the comparable period of 2012.  The decrease in operating income for the six month period ended June 30, 2013 was due primarily to increases in advertising expense for television commercials and social media initiatives as well as development of the worksite distribution channel and product.  Partially offsetting this decrease in operating income was increased profitability in the property and casualty operations due to a decrease in losses in the six month period ended June 30, 2013 as compared to the same period in 2012.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2013 and the comparable periods in 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Gross written premiums	$28,214	$12,030	$37,090	$21,579
Ceded premiums	(1,950)	(1,904)	(3,847)	(3,819)
Net written premiums	$26,264	$10,126	$33,243	$17,760
Net earned premiums	$11,354	$9,666	$20,281	$19,478
Net loss and loss adjustment expenses	7,057	6,738	12,379	14,757
Underwriting expenses	4,512	3,106	8,238	5,635
Underwriting loss	$(215)	$(178)	$(336)	$(914)
Loss ratio	62.2%	69.7%	61.0%	75.8%
Expense ratio	39.7	32.1	40.6	28.9
Combined ratio	101.9%	101.8%	101.6%	104.7%

Gross written premiums at American Southern increased $16.2 million, or 134.5%, during the three month period ended June 30, 2013, and $15.5 million, or 71.9%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  The increase in gross written premiums for the three month and six month periods ended June 30, 2013 was primarily attributable to an increase in commercial automobile written premiums of which $13.7 million resulted from a new state contract awarded to American Southern in the second quarter of 2013 through a competitive bidding process.

Ceded premiums increased slightly during the three month and six month periods ended June 30, 2013 over the comparable periods in 2012.  The increase in ceded premiums for the three month and six month periods ended June 30, 2013 was primarily due to the increase in related earned premiums.  As American Southern’s ceded premiums are determined as a percentage of earned premiums, an increase in ceded premiums occurs when earned premiums increase.  However, the increase in ceded premiums for the three month and six month periods ended June 30, 2013 was disproportionate to the related earned premiums due to the utilization of a limited stop loss agreement to reinsure the commercial automobile business from the new state contract referenced previously.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2013 and the comparable periods in 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Commercial automobile	$8,135	$6,540	$13,997	$12,860
General liability	875	783	1,625	1,946
Property	600	556	1,199	998
Surety	1,744	1,787	3,460	3,674
Total	$11,354	$9,666	$20,281	$19,478

Net earned premiums increased $1.7 million, or 17.5%, during the three month period ended June 30, 2013, and $0.8 million, or 4.1%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  The increase in net earned premiums for the three month and six month periods ended June 30, 2013 was primarily attributable to the increase in commercial automobile earned premiums from the new state contract referenced previously.  Partially offsetting the increase in net earned premiums during the six month period ended June 30, 2013 was a decrease in general liability earned premiums resulting from the cancellation of certain general liability programs in 2012 as well as a decline in surety earned premiums.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Net loss and loss adjustment expenses at American Southern increased $0.3 million, or 4.7%, during the three month period ended June 30, 2013 over the three month period ended June 30, 2012, but decreased $2.4 million, or 16.1%, during the six month period ended June 30, 2013, from the comparable period in 2012.  As a percentage of premiums, net loss and loss adjustment expenses were 62.2% in the three month period ended June 30, 2013, compared to 69.7% in the three month period ended June 30, 2012.  For the six month period ended June 30, 2013, this ratio decreased to 61.0% from 75.8% in the comparable period of 2012.  The decrease in the loss ratio for the three month period ended June 30, 2013 was primarily due to a decrease in losses in the general liability and surety lines of business.  The decrease in the loss ratio for the six month period ended June 30, 2013 was due to more favorable loss experience in all lines of business.  During the six month period ended June 30 2012, American Southern experienced significant increases in the frequency and severity of claims in the commercial automobile, general liability and surety lines of business which did not recur in the comparable 2013 periods.  The improvement in the 2013 quarter and year to date loss ratios was primarily attributable to actions taken in prior periods to better rationalize American Southern’s existing book of business and to strengthen the underwriting guidelines with respect to new and renewal business.

Underwriting expenses increased $1.4 million, or 45.3%, during the three month period ended June 30, 2013, and $2.6 million, or 46.2%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, underwriting expenses were 39.7% in the three month period ended June 30, 2013, compared to 32.1% in the three month period ended June 30, 2012.  For the six month period ended June 30, 2013, this ratio increased to 40.6% from 28.9% in the comparable period of 2012.  The increase in the expense ratio for the three month and six month periods ended June 30, 2013 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month and six month periods ended June 30, 2013, these commissions at American Southern increased $1.5 million and $2.7 million, respectively, from the comparable periods in 2012 due to the more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2013 and the comparable periods in 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Medicare supplement	$20,867	$17,745	$41,064	$34,619
Other health products	1,165	1,116	2,310	2,234
Life insurance	2,987	3,065	5,737	5,942
Total earned premiums	25,019	21,926	49,111	42,795
Insurance benefits and losses	17,942	16,357	35,982	31,010
Underwriting expenses	7,494	6,339	14,355	12,152
Total expenses	25,436	22,696	50,337	43,162
Underwriting loss	$(417)	$(770)	$(1,226)	$(367)
Loss ratio	71.7%	74.6%	73.3%	72.5%
Expense ratio	30.0	28.9	29.2	28.4
Combined ratio	101.7%	103.5%	102.5%	100.9%

Premium revenue at Bankers Fidelity increased $3.1 million, or 14.1%, during the three month period ended June 30, 2013, and $6.3 million, or 14.8%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  Premiums from the Medicare supplement line of business increased $3.1 million, or 17.6%, during the three month period ended June 30, 2013, and $6.4 million, or 18.6%, during the six month period ended June 30, 2013, due primarily to an increase in business generated from the company’s existing agents and newly appointed agents, an increase in business in the state of Missouri as a result of favorable pricing compared to competitors, and active management and implementation of rate increases on renewal business, as appropriate.  Other health product premiums increased slightly during the same comparable periods, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business decreased $0.1 million, or 2.5%, during the three month period ended June 30, 2013, and $0.2 million, or 3.5%, during the six month period ended June 30, 2013 due to redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $1.6 million, or 9.7%, during the three month period ended June 30, 2013, and $5.0 million, or 16.0%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, benefits and losses were 71.7% in the three month period ended June 30, 2013, compared to 74.6% in the three month period ended June 30, 2012.  For the six month period ended June 30, 2013, this ratio increased slightly to 73.3% from 72.5% in the comparable period of 2012.  The decrease in the loss ratio for the three month period ended June 30, 2013 was primarily attributable to more favorable loss experience in the Medicare supplement line of business along with rate increases on the Medicare supplement business that helped mitigate the impact of higher medical costs.  The increase in the loss ratio for the six month period ended June 30, 2013 was primarily due to higher claims associated with the continued aging of the life insurance block of business.

Underwriting expenses increased $1.2 million, or 18.2%, during the three month period ended June 30, 2013, and $2.2 million, or 18.1%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, underwriting expenses were 30.0% in the three month period ended June 30, 2013, compared to 28.9% in the three month period ended June 30, 2012.  For the six month period ended June 30, 2013, this ratio increased to 29.2% from 28.4% in the comparable period of 2012.  The increase in the expense ratio for the three month and six month periods ended June 30, 2013 was primarily attributable to increases in advertising and agency related expenses as well as development of the worksite distribution channel and product.  Advertising expenses in the three month and six month periods ended June 30, 2013 increased $0.2 million and $0.7 million, respectively, over the comparable periods in 2012 and included charges for television commercials and social media initiatives.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.1 million, or 2.8%, during the three month period ended June 30, 2013, and $0.1 million, or 1.0%, during the six month period ended June 30, 2013, from the comparable periods in 2012.  The decrease in investment income for the three month and six month periods ended June 30, 2013 was primarily attributable to the sale of a number of the Company’s investments in long-term fixed maturities due to rising long-term interest rates.  The Company was not able to reinvest the proceeds from the sale of fixed maturities at equivalent interest rates resulting in a decrease in yield on invested assets and a lower average balance of fixed maturities held by the Company.

The Company had net realized investment gains of $6.1 million during the six month period ended June 30, 2013, compared to net realized investment gains of $1.4 million in the six month period ended June 30, 2012.   The net realized investment gains in the six month period ended June 30, 2013 was primarily due to the sale of a number of the Company’s investments in long-term fixed maturities discussed previously.  The net realized investment gains in the six month period ended June 30, 2012 also resulted from the disposition of several of the Company’s investments in fixed maturities, although in lesser amounts.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.2 million, or 33.4%, during the three month period ended June 30, 2013, and $0.3 million, or 22.8%, during the six month period ended June 30, 2013, from the comparable periods in 2012.  The decrease in interest expense for the three month and six month periods ended June 30, 2013 was primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was required to make payments to Wells Fargo under the interest rate collar for all periods presented, through the maturity date.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.8 million, or 27.1%, during the three month period ended June 30, 2013, and $5.0 million, or 25.2%, during the six month period ended June 30, 2013, over the comparable periods in 2012.  The increase in other expenses for the three month and six month periods ended June 30, 2013 was primarily attributable to increased commission accruals at American Southern due to recent favorable loss experience.  During the three month and six month periods ended June 30, 2013, these commissions at American Southern increased $1.5 million and $2.7 million, respectively, over the comparable periods in 2012.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  Also contributing to the increase in other expenses was an increase in commission and underwriting costs in the life and health operations associated with the higher volume of business, increases in advertising and agency related expenses as well as expenses related to the development of the worksite distribution channel and product.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 36.1% in the three month period ended June 30, 2013 from 32.7% in the three month period ended June 30, 2012.  For the six month period ended June 30, 2013, this ratio increased to 35.8% from 31.9% in the comparable period of 2012. The increase in the expense ratio for the three month and six month periods ended June 30, 2013 was primarily attributable to the increase in commission accruals, advertising expenses and worksite product development expenses discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2013 and 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from the estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At June 30, 2013, the Parent had approximately $27.4 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $3.9 million for the six month period ended June 30, 2013 compared to statutory net income of $1.0 million for the six month period ended June 30, 2012.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2013, American Southern had $38.9 million of statutory surplus and Bankers Fidelity had $34.7 million of statutory surplus. In 2013, dividend payments by the Parent’s insurance subsidiaries in excess of $9.6 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $2.1 million at June 30, 2013.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2013, the effective interest rate was 4.3%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

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

At June 30, 2013, the Company had 65,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  During the three month period ended June 30, 2013, the Company redeemed 5,000 shares of the Series D Preferred Stock at the stated value of $100 per share, for an aggregate payment of $0.5 million thereby decreasing the issued and outstanding shares of Series D Preferred Stock to 65,000 from 70,000.  At June 30, 2013, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents increased from $19.0 million at December 31, 2012 to $47.1 million at June 30, 2013. The increase in cash and cash equivalents during the six month period ended June 30, 2013 was primarily attributable to net cash provided by investing activities of $30.7 million resulting from the sale and maturity of securities exceeding investment purchases.  Partially offsetting the increase was net cash used in operating activities of $1.2 million, redemption of 5,000 shares of Series D Preferred Stock for $0.5 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.5 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2013	18,414	$3.45	18,414	644,723
May 1 – May 31, 2013	32,776	3.85	32,776	611,947
June 1 – June 30, 2013	14,571	3.97	14,571	597,376
Total	65,761	$3.77	65,761

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 13, 2013	By:	/s/ John G. Sample, Jr.
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