Form 10-Q
period 2013-09-30
ATLANTIC AMERICAN CORP
filed 2013-11-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 8, 2013, was 21,201,142.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.         Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited
	September 30,	December 31,
	2013	2012
Cash and cash equivalents	$37,252	$18,951
Investments:
Fixed maturities (cost: $191,629 and $201,986)	193,030	230,508
Common and non-redeemable preferred stocks (cost: $13,432 and $10,477)	16,945	12,205
Other invested assets (cost: $648 and $565)	648	565
Policy loans	2,327	2,338
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	214,226	246,892
Receivables:
Reinsurance	16,621	18,768
Insurance premiums and other (net of allowance for doubtful accounts: $353 and $379)	17,135	6,330
Deferred income taxes, net	1,626	-
Deferred acquisition costs	27,689	26,133
Other assets	1,018	975
Goodwill	2,128	2,128
Total assets	$317,695	$320,177

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$68,937	$66,932
Unearned premiums	32,032	22,637
Losses and claims	64,852	62,873
Other policy liabilities	1,383	2,116
Total insurance reserves and policyholder funds	167,204	154,558
Accounts payable and accrued expenses	12,223	11,481
Deferred income taxes, net	-	7,164
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	220,665	214,441

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, shares issued and outstanding: 65,000 and 70,000; redemption value: $6,500 and $7,000	65	70
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 21,251,203 and 21,216,542	22,401	22,401
Additional paid-in capital	57,096	57,180
Retained earnings	17,396	8,621
Accumulated other comprehensive income	3,194	19,571
Unearned stock grant compensation	(567)	-
Treasury stock, at cost: 1,149,691 and 1,184,352 shares	(2,555)	(2,107)
Total shareholders’ equity	97,030	105,736
Total liabilities and shareholders’ equity	$317,695	$320,177

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Insurance premiums	$38,385	$32,381	$107,777	$94,654
Investment income	2,534	2,880	8,213	8,618
Realized investment gains, net	2,283	-	8,415	1,428
Other income	45	41	140	106
Total revenue	43,247	35,302	124,545	104,806

Benefits and expenses:
Insurance benefits and losses incurred	26,786	22,289	75,147	68,056
Commissions and underwriting expenses	10,396	8,962	30,081	23,965
Interest expense	442	662	1,457	1,977
Other expense	2,934	2,433	8,097	7,278
Total benefits and expenses	40,558	34,346	114,782	101,276
Income before income taxes	2,689	956	9,763	3,530
Income tax expense (benefit)	9	(128)	201	8
Net income	2,680	1,084	9,562	3,522
Preferred stock dividends	(118)	(127)	(364)	(381)
Net income applicable to common shareholders	$2,562	$957	$9,198	$3,141

Earnings per common share (basic)	$.12	$.05	$.43	$.15
Earnings per common share (diluted)	$.12	$.04	$.42	$.15

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$2,680	$1,084	$9,562	$3,522
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(3,912)	6,562	(16,921)	13,037
Related income tax effect	1,369	(2,297)	5,922	(4,563)
Less: reclassification adjustment for net realized gains included in net income (1)	(2,283)	-	(8,415)	(1,428)
Related income tax effect (2)	799	-	2,945	500
Net effect on other comprehensive income (loss)	(4,027)	4,265	(16,469)	7,546
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	-	188	141	534
Related income tax effect	-	(66)	(49)	(187)
Net effect on other comprehensive income (loss)	-	122	92	347
Total other comprehensive income (loss), net of tax	(4,027)	4,387	(16,377)	7,893
Total comprehensive income (loss)	$(1,347)	$5,471	$(6,815)	$11,415

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense (benefit) on the accompanying condensed consolidated statements of operations

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2013	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$-	$(2,107)	$105,736
Net income	-	-	-	9,562	-	-	-	9,562
Other comprehensive loss, net of tax	-	-	-	-	(16,377)	-	-	(16,377)
Preferred stock redeemed	(5)	-	(495)	-	-	-	-	(500)
Dividends on common stock	-	-	-	(423)	-	-	-	(423)
Dividends accrued on preferred stock	-	-	-	(364)	-	-	-	(364)
Restricted stock grants	-	-	393	-	-	(704)	311	-
Amortization of unearned compensation	-	-	-	-	-	137	-	137
Purchase of shares for treasury	-	-	-	-	-	-	(867)	(867)
Issuance of shares under stock plans	-	-	18	-	-	-	108	126
Balance, September 30, 2013	$65	$22,401	$57,096	$17,396	$3,194	$(567)	$(2,555)	$97,030

Nine Months Ended September 30, 2012
Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$-	$(1,753)	$96,277
Net income	-	-	-	3,522	-	-	-	3,522
Other comprehensive income, net of tax	-	-	-	-	7,893	-	-	7,893
Dividends on common stock	-	-	-	(425)	-	-	-	(425)
Dividends accrued on preferred stock	-	-	-	(381)	-	-	-	(381)
Purchase of shares for treasury	-	-	-	-	-	-	(556)	(556)
Issuance of shares under stock plans	-	-	25	-	-	-	81	106
Balance, September 30, 2012	$70	$22,401	$57,161	$8,895	$20,137	$-	$(2,228)	$106,436

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,562	$3,522
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	7,862	7,932
Acquisition costs deferred	(9,418)	(9,587)
Realized investment gains	(8,415)	(1,428)
Increase in insurance reserves	12,646	4,511
Compensation expense related to share awards	137	-
Depreciation and amortization	450	341
Deferred income tax expense (benefit)	28	(323)
Increase in receivables, net	(5,870)	(1,568)
Increase (decrease) in other liabilities	519	(1,606)
Other, net	49	(86)
Net cash provided by operating activities	7,550	1,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	107,681	34,358
Investments purchased	(95,004)	(36,672)
Additions to property and equipment	(262)	(159)
Net cash provided by (used in) investing activities	12,415	(2,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series D preferred stock	(500)	-
Payment of dividends on Series D preferred stock	-	(508)
Payment of dividends on common stock	(423)	(425)
Proceeds from shares issued under stock plans	126	106
Purchase of shares for treasury	(867)	(556)
Net cash used in financing activities	(1,664)	(1,383)

Net increase (decrease) in cash and cash equivalents	18,301	(2,148)
Cash and cash equivalents at beginning of period	18,951	21,285
Cash and cash equivalents at end of period	$37,252	$19,137

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,522	$1,981
Cash paid for income taxes	$486	$180

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The Company’s financial condition and results of operations as of and for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2013 or for any other future period.

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

Note 2.  Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The main objective of ASU 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity is also required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, ASU 2013-02 only requires a cross-reference to other disclosures required under GAAP for those items.  The Company adopted ASU 2013-02 effective January 1, 2013.  Since ASU 2013-02 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations.  See Condensed Consolidated Statements of Comprehensive Income and Note 11 for expanded disclosures.

Note 3.  Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company (“Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and nine month periods ended September 30, 2013 and 2012.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
American Southern	$14,994	$10,482	$40,231	$32,633
Bankers Fidelity	28,036	24,604	83,097	71,542
Corporate and Other	217	216	1,217	631
Total revenue	$43,247	$35,302	$124,545	$104,806

Income Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
American Southern	$1,912	$233	$6,531	$1,993
Bankers Fidelity	2,445	2,230	7,169	6,005
Corporate and Other	(1,668)	(1,507)	(3,937)	(4,468)
Income before income taxes	$2,689	$956	$9,763	$3,530

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2013 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2013	18,042	23,196
Balance December 31, 2012	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.  Derivative Financial Instruments

The Company had a zero cost interest rate collar with Wells Fargo Bank, National Association, which terminated on March 4, 2013, the stated maturity date, by its terms. There were no balances outstanding under the zero cost interest rate collar at that time.

Note 6.  Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,680	21,299
Less preferred stock dividends	(118)	-
Net income applicable to common shareholders	2,562	21,299	$.12
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	118	1,629
Net income applicable to common shareholders	$2,680	22,928	$.12

	Three Months Ended September 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,084	21,212
Less preferred stock dividends	(127)	-
Net income applicable to common shareholders	957	21,212	$.05
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	76
Net income applicable to common shareholders	$957	21,288	$.04

	Nine Months Ended September 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$9,562	21,250
Less preferred stock dividends	(364)	-
Net income applicable to common shareholders	9,198	21,250	$.43
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	19
Effect of Series D preferred stock	364	1,629
Net income applicable to common shareholders	$9,562	22,898	$.42

	Nine Months Ended September 30, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,522	21,253
Less preferred stock dividends	(381)	-
Net income applicable to common shareholders	3,141	21,253	$.15
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	66
Net income applicable to common shareholders	$3,141	21,319	$.15

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2012 since its impact would have been antidilutive.

Note 7.  Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Federal income tax provision at statutory rate of 35%	$941	$335	$3,417	$1,236
Dividends received deduction	(41)	(45)	(119)	(127)
Small life insurance company deduction	(107)	(375)	(185)	(612)
Other permanent differences	9	12	27	28
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(799)	24	(2,945)	(438)
Adjustment for prior years’ estimates to actual	6	(79)	6	(79)
Income tax expense (benefit)	$9	$(128)	$201	$8

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current - Federal	$76	$213	$173	$331
Deferred - Federal	732	(365)	2,973	115
Change in deferred tax asset valuation allowance	(799)	24	(2,945)	(438)
Total	$9	$(128)	$201	$8

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2013 and 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $6 and $79 in the three month and nine month periods ended September 30, 2013 and 2012, respectively.

Note 8.  Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 9.  Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2013 and December 31, 2012.

Investments were comprised of the following:

	September 30, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,024	$700	$40	$11,364
Obligations of states and political subdivisions	11,084	806	-	10,278
Corporate securities:
Utilities and telecom	17,116	1,560	128	15,684
Financial services	45,856	1,486	696	45,066
Other business – diversified	67,635	889	2,322	69,068
Other consumer – diversified	36,955	584	1,410	37,781
Total corporate securities	167,562	4,519	4,556	167,599
Redeemable preferred stocks:
Financial services	2,168	2	30	2,196
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	2,360	2	30	2,388
Total fixed maturities	193,030	6,027	4,626	191,629
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,400	436	-	964
Financial services	6,796	499	510	6,807
Other business – diversified	170	123	-	47
Other consumer – diversified	8,579	2,965	-	5,614
Total equity securities	16,945	4,023	510	13,432
Other invested assets	648	-	-	648
Policy loans	2,327	-	-	2,327
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$214,226	$10,050	$5,136	$209,312

	December 31, 2012
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$4,618	$-	$22,894
Obligations of states and political subdivisions	17,761	2,514	-	15,247
Corporate securities:
Utilities and telecom	17,921	3,128	-	14,793
Financial services	43,695	3,957	415	40,153
Other business – diversified	66,741	7,172	12	59,581
Other consumer – diversified	52,910	7,665	120	45,365
Total corporate securities	181,267	21,922	547	159,892
Redeemable preferred stocks:
Financial services	3,775	18	3	3,760
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,968	18	3	3,953
Total fixed maturities	230,508	29,072	550	201,986
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,298	334	-	964
Financial services	8,607	857	39	7,789
Other business – diversified	134	87	-	47
Other consumer – diversified	2,166	489	-	1,677
Total equity securities	12,205	1,767	39	10,477
Other invested assets	565	-	-	565
Policy loans	2,338	-	-	2,338
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$246,892	$30,839	$589	$216,642

The amortized cost and carrying value of the Company’s investments in fixed maturities at September 30, 2013 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Carrying Value	Amortized Cost
Due in one year or less	$-	$-
Due after one year through five years	8,895	8,233
Due after five years through ten years	96,603	96,100
Due after ten years	86,412	86,301
Varying maturities	1,120	995
Totals	$193,030	$191,629

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments, aggregated by industry, as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,024	$11,364	$660	$27,512	$22,894	$4,618
Obligations of states and political subdivisions	11,084	10,278	806	17,761	15,247	2,514
Utilities and telecom	18,516	16,648	1,868	19,219	15,757	3,462
Financial services	54,820	54,069	751	56,077	51,702	4,375
Other business – diversified	67,805	69,115	(1,310)	66,875	59,628	7,247
Other consumer – diversified	45,726	43,587	2,139	55,269	47,235	8,034
Other investments	4,251	4,251	-	4,179	4,179	-
Investments	$214,226	$209,312	$4,914	$246,892	$216,642	$30,250

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,235	$40	$-	$-	$3,235	$40
Corporate securities	90,486	4,480	1,924	76	92,410	4,556
Redeemable preferred stocks	1,416	30	-	-	1,416	30
Common and non-redeemable preferred stocks	3,813	470	960	40	4,773	510
Total temporarily impaired securities	$98,950	$5,020	$2,884	$116	$101,834	$5,136

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate securities	$8,806	$147	$1,600	$400	$10,406	$547
Redeemable preferred stocks	1,216	3	-	-	1,216	3
Common and non-redeemable preferred stocks	3,494	39	-	-	3,494	39
Total temporarily impaired securities	$13,516	$189	$1,600	$400	$15,116	$589

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

As of September 30, 2013, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2013.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include substantially all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2013 and December 31, 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,015 and $2,124. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$191,015	$2,015	$193,030
Equity securities	10,404	6,541	-	16,945
Cash equivalents	34,026	-	-	34,026
Total	$44,430	$197,556	$2,015	$244,001

As of December 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$228,384	$2,124	$230,508
Equity securities	3,805	8,400	-	12,205
Cash equivalents	15,326	-	-	15,326
Total	$19,131	$236,784	$2,124	$258,039
Liabilities:
Derivative financial instrument	$-	$-	$141	$141

The following is a roll-forward of the financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2013.

	Fixed Maturities	Derivative (Liability)
Balance, December 31, 2012	$2,124	$(141)
Total unrealized gains (losses) included in other comprehensive income	(32)	141
Balance, March 31, 2013	2,092	-
Total unrealized losses included in other comprehensive income	(58)	-
Balance, June 30, 2013	2,034	-
Total unrealized losses included in other comprehensive income	(19)	-
Balance, September 30, 2013	$2,015	$-

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2013 and December 31, 2012.

			September 30, 2013		December 31, 2012
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$37,252	$37,252	$18,951	$18,951
Fixed maturities		(1)	193,030	193,030	230,508	230,508
Equity securities		(1)	16,945	16,945	12,205	12,205
Other invested assets	Level 3		648	648	565	565
Policy loans	Level 2		2,327	2,327	2,338	2,338
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238
Liabilities:
Junior subordinated debentures	Level 2		41,238	41,238	41,238	41,238
Derivative financial instrument	Level 3		-	-	141	141

(1)	See Note 9 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of September 30, 2013 and December 31, 2012 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

Note 11.  Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of September 30, 2013 and December 31, 2012, and the changes in the balance of each component thereof during the nine month period ended September 30, 2013, net of taxes.

	Unrealized Gains on Available-for- Sale Securities	Derivative Financial Instrument	Total
Balance, December 31, 2012	$19,663	$(92)	$19,571
Other comprehensive income (loss) before reclassifications	(10,999)	92	(10,907)
Amounts reclassified from accumulated other comprehensive income	(5,470)	-	(5,470)
Net current-period other comprehensive income (loss)	(16,469)	92	(16,377)
Balance, September 30, 2013	$3,194	$-	$3,194

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2013. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. During the nine month period ended September 30, 2013, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards applicable, or expected to become applicable, to the Company, see Note 2 of the accompanying notes to the unaudited condensed consolidated financial statements.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and nine month periods ended September 30, 2013 and the comparable periods in 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Insurance premiums	$38,385	$32,381	$107,777	$94,654
Investment income	2,534	2,880	8,213	8,618
Realized investment gains, net	2,283	-	8,415	1,428
Other income	45	41	140	106
Total revenue	43,247	35,302	124,545	104,806
Insurance benefits and losses incurred	26,786	22,289	75,147	68,056
Commissions and underwriting expenses	10,396	8,962	30,081	23,965
Other expense	2,934	2,433	8,097	7,278
Interest expense	442	662	1,457	1,977
Total benefits and expenses	40,558	34,346	114,782	101,276
Income before income taxes	$2,689	$956	$9,763	$3,530
Net income	$2,680	$1,084	$9,562	$3,522

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income for the three month and nine month periods ended September 30, 2013 and the comparable periods in 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income to non-GAAP Measurement	2013	2012	2013	2012
	(In thousands)
Net income	$2,680	$1,084	$9,562	$3,522
Income tax expense (benefit)	9	(128)	201	8
Realized investment gains, net	(2,283)	-	(8,415)	(1,428)
Operating income	$406	$956	$1,348	$2,102

On a consolidated basis, the Company had net income of $2.7 million, or $0.12 per diluted share, for the three month period ended September 30, 2013, compared to net income of $1.1 million, or $0.04 per diluted share, for the three month period ended September 30, 2012.  The Company had net income of $9.6 million, or $0.42 per diluted share, for the nine month period ended September 30, 2013, compared to net income of $3.5 million, or $0.15 per diluted share, for the nine month period ended September 30, 2012.  The increase in net income for the three month and nine month periods ended September 30, 2013 was primarily due to an increase in realized investment gains.  Premium revenue for the three month period ended September 30, 2013 increased $6.0 million, or 18.5%, to $38.4 million.  For the nine month period ended September 30, 2013, premium revenue increased $13.1 million, or 13.9%, to $107.8 million.  The increase in premium revenue for the three month and nine month periods ended September 30, 2013 was primarily attributable to an increase in Medicare supplement business in the life and health operations as well as an increase in the commercial automobile line of business in the property and casualty operations due to a significant new contract which incepted during the second quarter of 2013.  Operating income was $0.4 million in the three month period ended September 30, 2013 compared to $1.0 million in the three month period ended September 30, 2012.  Operating income in the nine month periods ended September 30, 2013 and 2012 was $1.3 million and $2.1 million, respectively.  The decrease in operating income for the three month and nine month periods ended September 30, 2013 was due primarily to higher losses in the Medicare supplement line of business, increases in advertising expense for television commercials and social media initiatives as well as expenses related to development of a worksite distribution channel and products.  Investment income also decreased as the Company sold several longer-term investments in an attempt to shorten the average maturity of the portfolio.  Partially offsetting these factors was increased profitability in the property and casualty operations due to more favorable loss experience in the nine month period ended September 30, 2013 as compared to the same period in 2012 as well as lower interest expense due to the expiration in March 2013 of an interest rate collar.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2013 and the comparable periods in 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Gross written premiums	$10,919	$10,885	$48,009	$32,464
Ceded premiums	(1,856)	(1,910)	(5,703)	(5,729)
Net written premiums	$9,063	$8,975	$42,306	$26,735
Net earned premiums	$13,137	$9,362	$33,418	$28,840
Net loss and loss adjustment expenses	9,154	6,471	21,533	21,228
Underwriting expenses	3,929	3,778	12,167	9,413
Underwriting income (loss)	$54	$(887)	$(282)	$(1,801)
Loss ratio	69.7%	69.1%	64.4%	73.6%
Expense ratio	29.9	40.4	36.4	32.6
Combined ratio	99.6%	109.5%	100.8%	106.2%

Gross written premiums at American Southern increased slightly during the three month period ended September 30, 2013, and $15.5 million, or 47.9%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  The increase in gross written premiums for the three month period ended September 30, 2013 was primarily due to new programs within the property and general liability lines of business as well as an increase in surety business.  The increase in gross written premiums for the nine month period ended September 30, 2013 was primarily attributable to an increase in commercial automobile written premiums of which $13.7 million resulted from a new state contract awarded to American Southern in the second quarter of 2013 through a competitive bidding process.

Ceded premiums decreased slightly during the three month and nine month periods ended September 30, 2013 from the comparable periods in 2012.  American Southern’s ceded premiums are determined as a percentage of earned premiums and generally will increase when earned premiums increase.  However, the change in ceded premiums for the three month and nine month periods ended September 30, 2013 was disproportionate to the increase in related earned premiums due to a separate reinsurance agreement with different terms to reinsure the commercial automobile business from the new state contract referenced previously.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2013 and the comparable periods in 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Commercial automobile	$9,714	$6,371	$23,711	$19,231
General liability	964	745	2,589	2,691
Property	742	523	1,941	1,521
Surety	1,717	1,723	5,177	5,397
Total	$13,137	$9,362	$33,418	$28,840

Net earned premiums increased $3.8 million, or 40.3%, during the three month period ended September 30, 2013, and $4.6 million, or 15.9%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  The increase in net earned premiums for the three month and nine month periods ended September 30, 2013 was primarily attributable to the increase in commercial automobile earned premiums from the new state contract referenced previously.  Partially offsetting the increase in net earned premiums during the nine month period ended September 30, 2013 was a decrease in general liability earned premiums resulting from the cancellation of certain general liability programs in 2012 as well as a decline in surety earned premiums.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Net loss and loss adjustment expenses at American Southern increased $2.7 million, or 41.5%, during the three month period ended September 30, 2013, and $0.3 million, or 1.4%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, net loss and loss adjustment expenses were 69.7% in the three month period ended September 30, 2013, compared to 69.1% in the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, this ratio decreased to 64.4% from 73.6% in the comparable period of 2012.  The slight increase in the loss ratio for the three month period ended September 30, 2013 was primarily due to an increase in losses in the commercial automobile line of business as well as unfavorable loss development in the surety line of business.  The decrease in the loss ratio for the nine month period ended September 30, 2013 was due to more favorable loss experience in significantly all lines of business.  During the nine month period ended September 30, 2012, American Southern experienced increases in the frequency and severity of claims in the commercial automobile line of business and higher claims in the general liability line of business which did not recur in the comparable 2013 period.  The improvement in the 2013 year to date loss ratio was primarily attributable to actions taken in prior periods to better rationalize American Southern’s book of business and to strengthen the underwriting guidelines with respect to new and renewal business.

Underwriting expenses increased $0.2 million, or 4.0%, during the three month period ended September 30, 2013, and $2.8 million, or 29.3%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, underwriting expenses were 29.9% in the three month period ended September 30, 2013, compared to 40.4% in the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, this ratio increased to 36.4% from 32.6% in the comparable period of 2012.  The decrease in the expense ratio for the three month period ended September 30, 2013 was primarily due to the significant increase in earned premium from the new state contract referenced previously coupled with a relatively consistent level of fixed general and administrative expenses.  Additionally, the low level of acquisition costs associated with this new state contract contributed to the decrease in the expense ratio during the 2013 third quarter.  The increase in the expense ratio for the nine month period ended September 30, 2013 was primarily attributable to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the nine month period ended September 30, 2013, these commissions at American Southern increased $2.8 million from the comparable period in 2012 due to the more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2013 and the comparable periods in 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Medicare supplement	$21,276	$18,720	$62,340	$53,339
Other health products	1,174	1,133	3,484	3,367
Life insurance	2,798	3,166	8,535	9,108
Total earned premiums	25,248	23,019	74,359	65,814
Insurance benefits and losses	17,632	15,818	53,614	46,828
Underwriting expenses	7,960	6,557	22,315	18,709
Total expenses	25,592	22,375	75,929	65,537
Underwriting income (loss)	$(344)	$644	$(1,570)	$277
Loss ratio	69.8%	68.7%	72.1%	71.2%
Expense ratio	31.5	28.5	30.0	28.4
Combined ratio	101.3%	97.2%	102.1%	99.6%

Premium revenue at Bankers Fidelity increased $2.2 million, or 9.7%, during the three month period ended September 30, 2013, and $8.5 million, or 13.0%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  Premiums from the Medicare supplement line of business increased $2.6 million, or 13.7%, during the three month period ended September 30, 2013, and $9.0 million, or 16.9%, during the nine month period ended September 30, 2013, due primarily to an increase in business generated from the company’s existing agents and newly appointed agents as well as continued active management and implementation of rate increases on renewal business, as appropriate.  Other health product premiums increased slightly during the same comparable periods, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business decreased $0.4 million, or 11.6%, during the three month period ended September 30, 2013, and $0.6 million, or 6.3%, during the nine month period ended September 30, 2013 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $1.8 million, or 11.5%, during the three month period ended September 30, 2013, and $6.8 million, or 14.5%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, benefits and losses were 69.8% in the three month period ended September 30, 2013, compared to 68.7% in the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, this ratio increased to 72.1% from 71.2% in the comparable period of 2012.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2013 was primarily attributable to higher losses in the Medicare supplement line of business; although rate increases have helped mitigate the impact of higher medical costs.

Underwriting expenses increased $1.4 million, or 21.4%, during the three month period ended September 30, 2013, and $3.6 million, or 19.3%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  As a percentage of premiums, underwriting expenses were 31.5% in the three month period ended September 30, 2013, compared to 28.5% in the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, this ratio increased to 30.0% from 28.4% in the comparable period of 2012.  The increase in the expense ratio for the three month and nine month periods ended September 30, 2013 was primarily attributable to increases in advertising and agency related expenses as well as development of a worksite distribution channel and products to broaden our overall product offering.  Advertising expenses in the three month and nine month periods ended September 30, 2013 increased $0.2 million and $0.9 million, respectively, over the comparable periods in 2012 and included charges for television commercials and social media initiatives.  Expenses related to the development of the worksite distribution channel and product increased $0.5 million in the three month and nine month periods ended September 30, 2013 as compared to the same periods in 2012.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.3 million, or 12.0%, during the three month period ended September 30, 2013, and $0.4 million, or 4.7%, during the nine month period ended September 30, 2013, from the comparable periods in 2012.  The decrease in investment income for the three month and nine month periods ended September 30, 2013 was primarily attributable to the sale of a number of the Company’s investments in longer-term fixed maturities due to rising long-term interest rates.  At September 30, 2013, the carrying value of the Company’s fixed maturities with a maturity in excess of ten years was $86.4 million as compared to $181.6 million at December 31, 2012.  The Company was not able to reinvest the proceeds from the sale of fixed maturities at equivalent interest rates, resulting in a decrease in yield on invested assets and a lower average balance of fixed maturities held by the Company.

The Company had net realized investment gains of $8.4 million during the nine month period ended September 30, 2013, compared to net realized investment gains of $1.4 million in the nine month period ended September 30, 2012.   The net realized investment gains in the nine month period ended September 30, 2013 was primarily due to the sale of a number of the Company’s investments in longer-term fixed maturities discussed previously.  The net realized investment gains in the nine month period ended September 30, 2012 also resulted from the disposition of several of the Company’s investments in fixed maturities, although in lesser amounts.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.2 million, or 33.2%, during the three month period ended September 30, 2013, and $0.5 million, or 26.3%, during the nine month period ended September 30, 2013, from the comparable periods in 2012.  The decrease in interest expense for the three month and nine month periods ended September 30, 2013 was primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was required to make payments to Wells Fargo under the interest rate collar for all periods presented, through the maturity date.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.9 million, or 17.0%, during the three month period ended September 30, 2013, and $6.9 million, or 22.2%, during the nine month period ended September 30, 2013, over the comparable periods in 2012.  The increase in other expenses for the three month and nine month periods ended September 30, 2013 was primarily attributable to an increase in commission and underwriting costs in the life and health operations associated with the higher volume of business, expenses related to development of a worksite distribution channel and products as well as increases in advertising and agency related expenses.  Also contributing to the increase in other expenses for the nine month period ended September 30, 2013 were increased commission accruals at American Southern due to recent favorable loss experience.  During the nine month period ended September 30, 2013, these commissions at American Southern increased $2.8 million over the comparable period in 2012.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 34.7% in the three month period ended September 30, 2013 from 35.2% in the three month period ended September 30, 2012.  For the nine month period ended September 30, 2013, this ratio increased to 35.4% from 33.0% in the comparable period of 2012. The slight decrease in the expense ratio for the three month period ended September 30, 2013 was due to the increase in earned premiums coupled with a relatively consistent level of overall fixed general and administrative expenses.  The increase in the expense ratio for the nine month period ended September 30, 2013 was primarily attributable to the increase in commission accruals, advertising expenses and worksite product development expenses discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2013 and 2012 resulted from the dividends received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year, after the Company’s tax return for the previous year is filed with the IRS.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At September 30, 2013, the Parent had approximately $28.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $5.9 million for the nine month period ended September 30, 2013 compared to statutory net income of $3.0 million for the nine month period ended September 30, 2012.  Statutory results are impacted by the recognition of all costs of acquiring business.  In a scenario in which the Company is growing, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to the greater of 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2013, American Southern had $39.0 million of statutory surplus and Bankers Fidelity had $34.7 million of statutory surplus. In 2013, dividend payments by the Parent’s insurance subsidiaries in excess of $9.6 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s tax loss carryforwards, which totaled approximately $2.5 million at September 30, 2013.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2013, the effective interest rate was 4.3%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

The Company had a zero cost interest rate collar with Wells Fargo, which terminated on March 4, 2013, the stated maturity date, by its terms.

At September 30, 2013, the Company had 65,000 shares of Series D Preferred Stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  During the nine month period ended September 30, 2013, the Company redeemed 5,000 shares of the Series D Preferred Stock at the stated value of $100 per share, for an aggregate payment of $0.5 million.  At September 30, 2013, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.4 million.

Cash and cash equivalents increased from $19.0 million at December 31, 2012 to $37.3 million at September 30, 2013. The increase in cash and cash equivalents during the nine month period ended September 30, 2013 was primarily attributable to net cash provided by investing activities of $12.4 million resulting from the sale and maturity of securities exceeding investment purchases.  Also contributing to the increase in cash and cash equivalents was net cash provided by operating activities of $7.6 million.  Partially offsetting the increase was the redemption of 5,000 shares of Series D Preferred Stock for $0.5 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.9 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2013	23,620	$3.82	23,620	573,756
August 1 – August 31, 2013	23,985	3.91	23,985	549,771
September 1 – September 30, 2013	40,560	4.03	40,560	509,211
Total	88,165	$3.94	88,165

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 13, 2013	By:	/s/ John G. Sample, Jr.
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