Form 10-K
period 2013-12-31
ATLANTIC AMERICAN CORP
filed 2014-03-26
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $20,425,813. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 18, 2014 there were 21,066,647 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. The Parent’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) within the life and health insurance industry. Each of American Southern and Bankers Fidelity is managed separately based upon the type of products it offers, and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2013	2012
	(In thousands)
Automobile liability	$24,259	$17,319
Automobile physical damage	8,365	7,556
General liability	3,521	3,442
Property	2,699	2,033
Surety	7,007	7,121
Total	$45,851	$37,471

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 88.8% of Bankers Fidelity’s net earned premiums in 2013 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2013, 81.1% were health insurance policies and 18.9% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2013	2012
	(In thousands)
Life insurance	$11,139	$11,862
Medicare supplement	83,979	72,920
Other accident and health	4,661	4,490
Total health insurance	88,640	77,410
Total	$99,779	$89,272

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

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with oversight from management. Senior management carefully reviews all new programs prior to acceptance. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance that the company can obtain or retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents. The three channels utilized include traditional independent agents, broker-agents typically interested in a specific product of Bankers Fidelity and special market agents who promote workplace, association and/or branded products.

Bankers Fidelity has implemented an agent qualification process and had 2,485 licensed agents as of December 31, 2013. The agents generally concentrate their sales activities in both the accident and health or life insurance product lines. During 2013, approximately 933 of the licensed agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity, in an effort to motivate all of its licensed agents to market its products, offers the following: competitive products and commission structures, efficient claims service, prompt payment of commissions that vest immediately, simplified policy issuance procedures, periodic sales incentive programs and, as described below, for traditional independent agents, protected sales territories determined based on specific counties and/or zip codes.

In the traditional independent agent arrangement, Bankers Fidelity enters into contractual arrangements with various regional sales directors and general agents responsible for marketing and other sales activities, who may also, in turn, recommend appointment of other independent agents. The standard agreements set forth the commission arrangements and are terminable without cause by either party upon notice. Regional sales directors and general agents receive an override commission on sales made by agents sponsored by them. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated primarily on a commission basis. Using independent agents also enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

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

Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent multiple insurance companies. Broker-agents generally are not interested in developing relationships with any one particular insurance company but are more interested in matching a specific product with the specific needs of their clients. These agents, while a source of business, do not participate in the company’s lead generation system, but can qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Bankers Fidelity also has a number of agents, some of whom belong to marketing organizations that solicit business from various groups including employers, trade associations and/or other organizations. Depending on the group’s needs, these agents may target one specific product or a group of Bankers Fidelity’s products to market to a group’s members. These agents also do not participate in the company’s lead generation system, but can also qualify for other incentives that Bankers Fidelity offers to its traditional independent agents.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to physically inspect new accounts. The underwriting results from each insured are reviewed on an individual basis periodically. When results are below expectations, management takes corrective action which may include adjusting rates, revising underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and coverage limits. Approximately 95% of the annualized premiums for both life and health insurance sold during 2013 were derived from insurance written on a non-medical basis. For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with coverage amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates. Bankers Fidelity retains a maximum coverage amount of $100,000 with respect to any individual life policy (see “Reinsurance”).

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2013	2012
	(In thousands)
Balance at January 1	$62,873	$57,975
Less: Reinsurance receivable on unpaid losses	(18,743)	(15,673)
Net balance at January 1	44,130	42,302

Incurred related to:
Current year	97,904	86,780
Prior years (1)	(1,657)	(1,841)
Total incurred	96,247	84,939

Paid related to:
Current year	66,705	61,786
Prior years	24,968	21,325
Total paid	91,673	83,111
Net balance at December 31	48,704	44,130
Plus: Reinsurance receivable on unpaid losses	14,314	18,743
Balance at December 31	$63,018	$62,873

(1)	Favorable loss development from property and casualty operations for the years ended December 31, 2013 and 2012 was $2.5 million and $1.7 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2013, approximately 81% of the reserves related to property and casualty losses and approximately 19% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

Based on the results of regular reserve estimate reviews, the Company determines the appropriate reserve adjustment, if any, to record in each period. If necessary, recorded reserve estimates are changed after consideration of numerous factors, including, but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indication in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to recognize changes in estimates to ultimate losses in mature accident years and less volatile lines of business.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2013 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$19,559	$13,121	$32,680
Personal automobile/physical damage	1,086	184	1,270
General & other liability	2,728	7,982	10,710
Other lines (including life)	2,481	4,278	6,759
Medicare supplement	151	9,513	9,664
Unallocated loss adjustment reserves	-	1,935	1,935
Total reserves for losses and claims	$26,005	$37,013	$63,018

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2013 actuarial review indicated that reserves could be as much as 11.6% lower or as much as 9.3% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2003 through 2013. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” for each year represents the aggregate change in such year’s estimates through the end of 2013. Furthermore, the amount of the redundancy for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies based on the data in the following table is not possible.

	Year Ended December 31,
	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003
	(Dollars In thousands)
Reserve for Losses and LAE	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042

Cumulative paid as of:
One year later		25,352	18,959	15,183	10,486	13,627	11,630	18,010	14,254	16,521	13,772
Two years later			34,805	25,333	17,462	19,003	21,187	24,793	23,967	24,217	22,202
Three years later				34,266	23,231	22,197	23,993	29,338	27,235	28,775	26,673
Four years later					29,254	24,016	25,733	30,853	29,179	31,019	28,645
Five years later						28,898	27,160	31,486	30,629	31,594	30,257
Six years later							31,659	32,415	30,961	32,149	30,447
Seven years later								35,695	31,346	32,248	30,616
Eight years later									33,776	32,403	30,685
Nine years later										34,237	30,809
Ten years later											32,611

Ultimate losses and LAE reestimated as of:
End of year	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310	$39,042
One year later		47,639	44,180	39,999	32,563	31,649	33,663	35,590	34,897	37,280	35,706
Two years later			46,109	38,859	30,562	28,386	29,903	34,163	32,929	34,108	34,779
Three years later				39,153	30,288	27,570	29,077	33,499	31,560	33,338	31,710
Four years later					31,798	28,169	29,162	32,753	32,043	33,370	31,224
Five years later						30,883	30,156	33,049	32,085	33,090	31,049
Six years later							33,091	33,933	32,192	32,960	31,203
Seven years later								36,262	31,836	32,986	31,246
Eight years later									34,167	32,726	31,232
Nine years later										34,587	31,336
Ten years later											33,193

Cumulative redundancy		$5,125	$3,369	$6,939	$10,450	$14,045	$10,903	$9,393	$9,426	$7,723	$5,849
		9.7%	6.8%	15.1%	24.7%	31.3%	24.8%	20.6%	21.6%	18.3%	15.0%

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

Reinsurance

The Company’s insurance subsidiaries from time to time purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of the policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2013, $18.5 million of the $259.7 million of life insurance in force at Bankers Fidelity was reinsured, generally under yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products with a focus on the senior market. Bankers Fidelity believes that its primary competitors are Blue Cross / Blue Shield, Globe Life and Accident Insurance Company, Lincoln Heritage Life Insurance Company, Mutual of Omaha, Oxford Life Insurance Company, United Commercial Travelers of America, United Healthcare, United World Life Insurance Company and Woodmen of the World. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

Bankers Fidelity. Bankers Fidelity Life Insurance Company is, as of the date of this report, rated “A-” (Excellent) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2013, securities with an amortized cost of $10.1 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2013, Bankers Fidelity Life Insurance Company was within the NAIC “usual” range for all 13 financial ratios.  American Southern was within the “usual” range for 12 of the 13 financial ratios, but was outside the “usual” range on the change in net premiums written ratio due to the significant increase in premiums resulting from a new state contract awarded to American Southern in 2013.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2013, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	7.6%	$27,512	11.1%
States, municipalities and political subdivisions	7,611	3.3	17,761	7.2
Public utilities	7,620	3.3	9,740	4.0
All other corporate bonds	166,481	72.7	171,527	69.5
Redeemable preferred stock	2,351	1.0	3,968	1.6
Total fixed maturities(1)	201,303	87.9	230,508	93.4
Common and non-redeemable preferred stocks(2)	21,890	9.6	12,205	4.9
Policy loans(3)	2,369	1.0	2,338	1.0
Other invested assets(4)	2,123	0.9	565	0.2
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.6	1,238	0.5
Total investments	$228,961	100.0%	$246,892	100.0%

(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $201.2 million as of December 31, 2013 and $202.0 million as of December 31, 2012.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $12.4 million as of December 31, 2013 and $10.5 million as of December 31, 2012.

(3)	Policy loans are valued at historical cost.

(4)	Investments in other invested assets are accounted for using the equity method. Total cost of other invested assets was $2.1 million as of December 31, 2013 and $0.6 million as of December 31, 2012.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Average investments(1)	$241,278	$233,007
Net investment income	10,335	11,310
Average yield on investments	4.3%	4.9%
Realized investment gains, net	8,741	1,434

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 133 people at December 31, 2013. Of the 133 people employed at December 31, 2013, 128 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2013, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	51	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	57	Senior Vice President, CFO and Secretary	2002

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, began serving as Chairman of the board of directors. He is also a director, and serves as chief executive officer, of Gray Television, Inc.

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

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia, from Delta Life Insurance Company under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. Delta Life Insurance Company, the owner of the building, is controlled by an affiliate of the Company. The terms of the lease are believed by Company management to be comparable to terms which could be obtained by the Company from unrelated parties for comparable rental property.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 18, 2014, there were 3,897 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low

2013
1st quarter	$3.45	$2.52
2nd quarter	4.19	3.01
3rd quarter	4.05	3.54
4th quarter	4.13	3.64
2012
1st quarter	$3.03	$1.91
2nd quarter	3.00	2.44
3rd quarter	2.80	2.51
4th quarter	3.35	2.57

During 2013, the Company paid an annual cash dividend of $0.02 per share. In addition, on February 25, 2014, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on March 27, 2014. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2013, the Parent held unrestricted cash and investment balances of approximately $32.0 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner.

Issuer Purchases of Equity Securities

On October 30, 2012, the board of directors of the Company approved a plan that allows for the repurchase of up to 750,000 shares of the Company’s common stock (the “Repurchase Plan”) on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2013	50,061	$4.08	50,061	459,150
November 1 – November 30, 2013	-	-	-	459,150
December 1 – December 31, 2013	86,265	3.99	86,265	372,885
Total	136,326	$4.02	136,326

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described above.

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) in the property and casualty insurance industry, and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) in the life and health insurance industry.  Each operating company is managed separately, offers different products and is evaluated on its individual performance.

Critical Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, in management’s belief, conform to general practices within the insurance industry. The following is an explanation of the Company’s accounting policies and the resultant estimates considered most significant by management. These accounting policies inherently require significant judgment and assumptions and actual operating results could differ significantly from management’s estimates determined using these policies. Atlantic American does not expect that changes in the estimates determined using these policies will have a material effect on the Company’s financial condition or liquidity, although changes could have a material effect on its consolidated results of operations.

Unpaid loss and loss adjustment expenses comprised 29% of the Company’s total liabilities at December 31, 2013. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2013, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2013 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2013. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2013 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, a variety of external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 32% of the Company’s total liabilities at December 31, 2013. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 9% of the Company’s total assets at December 31, 2013. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. The deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 7% of the Company’s total assets at December 31, 2013. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 82% of the Company’s total assets at December 31, 2013. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.0 million at December 31, 2013. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 15 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2013	2012
	(In thousands)
Revenue
Property and Casualty:
American Southern	$53,938	$42,414
Life and Health:
Bankers Fidelity	110,069	96,566
Corporate and Other	1,362	848
Total revenue	$165,369	$139,828
Income (loss) before income taxes
Property and Casualty:
American Southern	$7,630	$2,825
Life and Health:
Bankers Fidelity	9,262	8,311
Corporate and Other	(5,686)	(6,054)
Income before income taxes	$11,206	$5,082
Net income	$11,022	$4,436

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

A reconciliation of net income to operating income is as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Reconcilation of Net Income to non-GAAP Measurement

Net income	$11,022	$4,436
Income tax expense	184	646
Realized investment gains, net	(8,741)	(1,434)
Operating income	$2,465	$3,648

On a consolidated basis, the Company had net income of $11.0 million, or $0.48 per diluted share, in 2013, compared to net income of $4.4 million, or $0.18 per diluted share, in 2012. Operating income was $2.5 million in 2013 compared to $3.6 million in 2012. The decrease in operating income during 2013 was primarily attributable to increases in advertising expense for television commercials and social media initiatives as well as actuarial consulting expenses related to development of worksite products to broaden overall product offering.  Investment income also decreased as the Company sold several higher yielding, longer-term investments in an attempt to shorten the average maturity of the portfolio.  Partially offsetting these factors was increased profitability in the property and casualty operations due to more favorable loss experience in 2013 as compared to 2012 as well as lower interest expense due to the expiration in March 2013 of an interest rate collar.

Total revenue was $165.4 million in 2013 as compared to $139.8 million in 2012. Premium revenue increased to $145.6 million in 2013 from $126.7 million in 2012. The increase in premium revenue was primarily attributable to increases in Medicare supplement business in the life and health operations as well as an increase in the commercial automobile line of business in the property and casualty operations due to a significant new state contract.  Also, included in total revenue were net realized investment gains of $8.7 million in 2013 compared to net realized investment gains of $1.4 million in 2012. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $154.2 million in 2013 as compared to $134.7 million in 2012. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 96.8% and 96.5% in 2013 and 2012, respectively. The increase in the ratio was primarily due to increases in advertising expenses as well as development of worksite products discussed previously, partially offset by the increase in premium revenue and more favorable loss experience in the property and casualty operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Gross written premiums	$58,327	$43,785
Ceded premiums	(7,553)	(7,603)
Net written premiums	$50,774	$36,182
Net earned premiums	$45,851	$37,471
Net losses and loss adjustment expenses	30,197	27,337
Underwriting expenses	16,111	12,252
Underwriting loss	$(457)	$(2,118)
Loss ratio	65.9%	73.0%
Expense ratio	35.1	32.7
Combined ratio	101.0%	105.7%

Gross written premiums at American Southern increased $14.5 million, or 33.2%, during 2013 as compared to 2012. The increase in gross written premiums was primarily attributable to an increase in commercial automobile written premiums of which $13.7 million resulted from a new state contract awarded to American Southern in the second quarter of 2013 through a competitive bidding process.

Ceded premiums decreased slightly during 2013 as compared to 2012. American Southern’s ceded premiums are determined as a percentage of earned premiums and generally will increase when earned premiums increase.  However, the change in ceded premiums during 2013 was disproportionate to the increase in related earned premiums due to a separate reinsurance agreement with different terms to reinsure the commercial automobile business from the new state contract referenced previously.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2013	2012
	(In thousands)
Automobile liability	$24,259	$17,319
Automobile physical damage	8,365	7,556
General liability	3,521	3,442
Property	2,699	2,033
Surety	7,007	7,121
Total	$45,851	$37,471

Net earned premiums increased $8.4 million, or 22.4%, during 2013 as compared to 2012. The increase in net earned premiums during 2013 was primarily attributable to the increase in commercial automobile earned premiums from the new state contract referenced previously.  Also contributing were increases in general liability and property earned premiums resulting from new programs.  In 2013, American Southern’s five principal states in terms of premium revenue were Alabama, Florida, Georgia, South Carolina, and Texas, which accounted for approximately 67% of total earned premiums for 2013.

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

Net losses and loss adjustment expenses at American Southern increased $2.9 million, or 10.5%, during 2013 as compared to 2012.  As a percentage of premiums, net losses and loss adjustment expenses were 65.9% in 2013 compared to 73.0% in 2012. The decrease in the loss ratio during 2013 was due to more favorable loss experience in significantly all lines of business.  During 2012, American Southern experienced increases in the frequency and severity of claims in the commercial automobile line of business and higher claims in the general liability line of business which did not recur in 2013. The improvement in the loss ratio was primarily attributable to actions taken in prior periods to better rationalize American Southern’s book of business and to strengthen the underwriting guidelines with respect to new and renewal business.

Underwriting expenses increased $3.9 million, or 31.5%, during 2013 as compared to 2012.  As a percentage of premiums, underwriting expenses were 35.1% in 2013 compared to 32.7% in 2012. The increase in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. In 2013, these commission accruals at American Southern increased $3.6 million as compared to 2012 due to the more favorable loss experience.  Partially offsetting the increase in the expense ratio was the significant increase in earned premium from the new state contract referenced previously coupled with a relatively consistent level of fixed general and administrative expenses.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time and information develops. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2013, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 13.1% lower or as much as 10.4% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2013 and 2012 were $2.5 million and $1.7 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2013 was $0.8 million more than that in 2012. After considering the impact on contingent commissions and other related accruals, the $0.8 million increase in the redundancy resulted in an increase in income from operations before tax of approximately $0.5 million in 2013 as compared to 2012. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. Approximately 83% of American Southern’s business provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Medicare supplement	$83,979	$72,920
Other health products	4,661	4,490
Life insurance	11,139	11,862
Total earned premiums	99,779	89,272

Insurance benefits and losses	70,175	62,480
Underwriting expenses	30,632	25,775
Total expenses	100,807	88,255
Underwriting income (loss)	$(1,028)	$1,017
Loss ratio	70.3%	70.0%
Expense ratio	30.7	28.9
Combined ratio	101.0%	98.9%

Premium revenue at Bankers Fidelity increased $10.5 million, or 11.8%, during 2013 as compared to 2012. Premiums from the Medicare supplement line of business increased $11.1 million, or 15.2%, in 2013 as compared to 2012, due primarily to an increase in business generated from the company’s existing agents and newly appointed agents as well as continued active management and implementation of rate increases on renewal business, as appropriate. Other health product premiums increased $0.2 million, or 3.8%, during 2013 as compared to 2012, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business decreased $0.7 million, or 6.1%, in 2013 from 2012 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. In 2013, the company’s five principal states in terms of premium revenue were Georgia, Missouri, Indiana, Ohio, and Pennsylvania, which accounted for approximately 46% of total premiums for 2013.

Benefits and losses increased $7.7 million, or 12.3%, during 2013 as compared to 2012. As a percentage of premiums, benefits and losses were 70.3% in 2013 compared to 70.0% in 2012. The slight increase in the loss ratio was primarily attributable to higher claims associated with the continued aging of the existing life business.  Partially offsetting the increase in the loss ratio was more favorable loss experience in the Medicare supplement line of business in 2013 as compared to 2012. The company continues to implement rate increases on its Medicare supplement line of business which have helped mitigate the impact of higher medical costs.

Underwriting expenses increased $4.9 million, or 18.8%, during 2013 as compared to 2012.  As a percentage of earned premiums, these expenses were 30.7% in 2013 compared to 28.9% in 2012. The increase in the expense ratio was primarily attributable to increases in advertising and agency related expenses as well as development of worksite products to broaden overall product offering.  Advertising expenses in 2013 increased $0.7 million as compared to 2012 and included charges for television commercials and social media initiatives.  Expenses related to the development of worksite products increased $0.7 million in 2013 as compared to 2012.

Investment Income and Realized Gains

Investment income decreased $0.7 million, or 6.0%, in 2013 as compared to 2012. The decrease in investment income was primarily attributable to the sale during 2013 of a number of the Company’s investments in longer-term fixed maturities due to a shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.  At December 31, 2013, the carrying value of the Company’s fixed maturities with a maturity in excess of ten years was $76.9 million as compared to $181.6 million at December 31, 2012.  The Company was not able to reinvest the proceeds from sales of fixed maturities at equivalent interest rates, resulting in a decrease in yield on invested assets.

The Company had net realized investment gains of $8.7 million in 2013 compared to net realized investment gains of $1.4 million in 2012. The net realized investment gains in 2013 were primarily due to the sale of a number of the Company’s investments in longer-term fixed maturities discussed previously.  The net realized investment gains in 2012 also resulted from the disposition of several of the Company’s investments in fixed maturities, although in lesser amounts.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.  See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased $0.7 million, or 27.9%, in 2013 as compared to 2012. The decrease in interest expense was primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was required to make payments to Wells Fargo under the interest rate collar through the maturity date.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $9.6 million, or 22.7%, in 2013 as compared to 2012. The increase in other expenses during 2013 was primarily attributable to increased commission and underwriting costs in the life and health operations associated with the higher volume of business, expenses related to development of worksite products as well as increases in advertising and agency related expenses. Also contributing to the increase in other expenses in 2013 was the $3.6 million increase in commission accruals at American Southern due to the more favorable loss experience. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. As a percentage of earned premiums, other expenses were 35.6% in 2013 as compared with 33.4% in 2012. The increase in the expense ratio was primarily attributable to the increase in commission accruals, advertising expenses and worksite product development expenses discussed previously.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2013, the Parent had approximately $32.0 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2013, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $73.6 million. Dividends were paid to Atlantic American by its subsidiaries totaling $6.6 million and $7.4 million in 2013 and 2012, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries for these services were $6.3 million and $5.6 million in 2013 and 2012, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.6 million and $2.1 million were paid to the Parent under the tax sharing agreements in 2013 and 2012, respectively. As a result of the Parent’s tax loss carryforwards, which totaled approximately $2.4 million at December 31, 2013, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2013, the effective interest rate was 4.30%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

The Company had a zero cost interest rate collar with Wells Fargo, which terminated on March 4, 2013, the stated maturity date, by its terms.

At December 31, 2013, the Company had 65,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. In 2013, the Company redeemed 5,000 shares of the Series D Preferred Stock at the stated value of $100 per share, for an aggregate payment of $0.5 million.  As of December 31, 2013 and 2012, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $20,945 and $22,556, respectively.  During 2013, the Company paid $0.5 million in Series D Preferred Stock dividends whereas in 2012, the Company paid $1.0 million which included a $0.5 million dividend attributable to 2011.

Cash and cash equivalents increased from $19.0 million at December 31, 2012 to $33.1 million at December 31, 2013. The increase in cash and cash equivalents during 2013 was primarily attributable to net cash provided by operating activities of $13.0 million.  Also contributing to the increase in cash and cash equivalents was net cash provided by investing activities of $3.8 million resulting from the sale and maturity of securities exceeding investment purchases.  Partially offsetting the increases were the acquisition of Bankers Fidelity Assurance Company for $2.5 million, the redemption of 5,000 shares of Series D Preferred Stock for $0.5 million, dividends paid on the Company common stock and Series D Preferred Stock of $0.4 million and $0.5 million, respectively, and the purchase of shares for treasury for $1.4 million.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited Schedules II, III, IV and VI.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 26, 2014

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$33,102	$18,951
Investments	228,961	246,892
Receivables:
Reinsurance	14,314	18,768
Insurance premiums and other, net of allowance for doubtful accounts of $339 and $379 in 2013 and 2012, respectively	9,343	6,330
Deferred income taxes, net	363	-
Deferred acquisition costs	27,509	26,133
Other assets	3,245	975
Intangibles	2,544	2,128
Total assets	$319,381	$320,177

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$162,373	$154,558
Accounts payable and accrued expenses	14,843	11,481
Deferred income taxes, net	-	7,164
Debt payable	41,238	41,238
Total liabilities	218,454	214,441
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 65,000 and 70,000 shares issued and outstanding in 2013 and 2012, respectively; $6,500 and $7,000 redemption value in 2013 and 2012, respectively	65	70
Common stock, $1 par, 50,000,000 shares authorized;
22,400,894 shares issued; 21,117,874 and 21,216,542 shares outstanding in 2013 and 2012, respectively	22,401	22,401
Additional paid-in capital	57,103	57,180
Retained earnings	18,738	8,621
Accumulated other comprehensive income	6,204	19,571
Unearned stock grant compensation	(485)	-
Treasury stock, at cost, 1,283,020 shares in 2013 and 1,184,352 shares in 2012	(3,099)	(2,107)
Total shareholders’ equity	100,927	105,736
Total liabilities and shareholders’ equity	$319,381	$320,177

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(Dollars in thousands, except per share data)

Revenue:
Insurance premiums	$145,630	$126,743
Investment income	10,809	11,504
Realized investment gains, net	8,741	1,434
Other income	189	147
Total revenue	165,369	139,828

Benefits and expenses:
Insurance benefits and losses incurred	100,372	89,817
Commissions and underwriting expenses	40,556	32,477
Interest expense	1,898	2,632
Other expense	11,337	9,820
Total benefits and expenses	154,163	134,746

Income before income taxes	11,206	5,082
Income tax expense	184	646
Net income	11,022	4,436
Preferred stock dividends	(482)	(508)
Net income applicable to common shareholders	$10,540	$3,928
Basic earnings per common share	$.50	$.19
Diluted earnings per common share	$.48	$.18

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)

Net income	$11,022	$4,436
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(11,965)	11,971
Related income tax effect	4,188	(4,190)
Less: reclassification adjustment for net realized gains included in net income (1)	(8,741)	(1,434)
Related income tax effect (2)	3,059	502
Net effect on other comprehensive income (loss)	(13,459)	6,849
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	141	735
Related income tax effect	(49)	(257)
Net effect on other comprehensive income (loss)	92	478
Total other comprehensive income (loss), net of tax	(13,367)	7,327
Total comprehensive income (loss)	$(2,345)	$11,763

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)

Balance, December 31, 2011	$70	$22,401	$57,136	$6,179	$12,244	$-	$(1,753)	$96,277
Net income	-	-	-	4,436	-	-	-	4,436
Other comprehensive income, net of tax	-	-	-	-	7,327	-	-	7,327
Dividends on common stock	-	-	-	(1,486)	-	-	-	(1,486)
Dividends on preferred stock	-	-	-	(508)	-	-	-	(508)
Purchase of 219,939 shares for treasury	-	-	-	-	-	-	(607)	(607)
Issuance of 162,240 shares under stock plans	-	-	44	-	-	-	253	297
Balance, December 31, 2012	70	22,401	57,180	8,621	19,571	-	(2,107)	105,736
Net income	-	-	-	11,022	-	-	-	11,022
Other comprehensive loss, net of tax	-	-	-	-	(13,367)	-	-	(13,367)
Preferred stock redeemed (Note 10)	(5)	-	(495)	-	-	-	-	(500)
Dividends on common stock	-	-	-	(423)	-	-	-	(423)
Dividends on preferred stock	-	-	-	(482)	-	-	-	(482)
Restricted stock grants	-	-	393	-	-	(704)	311	-
Amortization of unearned compensation	-	-	-	-	-	219	-	219
Purchase of 371,220 shares for treasury	-	-	-	-	-	-	(1,416)	(1,416)
Issuance of 72,552 shares under stock plans	-	-	25	-	-	-	113	138
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$11,022	$4,436
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	8,960	10,451
Acquisition costs deferred	(10,336)	(12,325)
Realized investment gains, net	(8,741)	(1,434)
Increase in insurance reserves and policyholder funds	7,815	7,364
Compensation expense related to share awards	219	-
Depreciation and amortization	600	469
Deferred income tax benefit	(329)	(97)
Decrease (increase) in receivables, net	1,448	(1,140)
Increase (decrease) in other liabilities	2,292	(1,376)
Other, net	70	(233)
Net cash provided by operating activities	13,020	6,115

Cash flows from investing activities:
Proceeds from investments sold	108,745	24,479
Proceeds from investments matured, called or redeemed	11,414	14,455
Investments purchased	(112,466)	(44,403)
Additions to property and equipment	(1,338)	(169)
Acquisition of Bankers Fidelity Assurance, net of $1,317 acquired	(2,540)	-
Net cash provided by (used in) investing activities	3,815	(5,638)

Cash flows from financing activities:
Redemption of Series D preferred stock	(500)	-
Payment of dividends on Series D preferred stock	(483)	(1,015)
Payment of dividends on common stock	(423)	(1,486)
Proceeds from shares issued under stock plans	138	297
Purchase of shares for treasury	(1,416)	(607)
Net cash used in financing activities	(2,684)	(2,811)

Net increase (decrease) in cash	14,151	(2,334)
Cash and cash equivalents at beginning of year	18,951	21,285
Cash and cash equivalents at end of year	$33,102	$18,951

Supplemental cash flow information:
Cash paid for interest	$1,961	$2,636
Cash paid for income taxes	$536	$405

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) which, for insurance companies, differ in some respects from the statutory accounting practices prescribed or permitted by regulatory authorities. These financial statements include the accounts of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results achieved in any historical period are not necessarily indicative of results to be expected in any future period.

At December 31, 2013, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (“BFAC”) (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. BFAC was acquired on December 18, 2013.  The results of operations of BFAC are included from the date of acquisition.  The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Intangibles

Intangibles consist of goodwill and other indefinite-lived intangibles.  Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized.  Other indefinite-lived intangibles represent the value of licenses acquired in the 2013 acquisition of BFAC (Note 17) and are not amortized.   As of December 31, 2013 and 2012, intangibles were $2,544 and $2,128, respectively.  The Company periodically reviews its goodwill and other indefinite-lived intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded intangibles was identified during the periods presented.

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $1,991 at December 31, 2013. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold these securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The main objective of ASU 2013-02 is to enhance disclosures for reclassification adjustments including changes in accumulated other comprehensive income (“AOCI”) balances by component and significant items reclassified out of AOCI. ASU 2013-02 does not change the requirements for reporting net income or other comprehensive income in financial statements. However, the ASU requires an entity to provide enhanced disclosures to present separately by component reclassifications out of AOCI. In addition, an entity is also required to provide a tabular disclosure of the effect of items reclassified out of AOCI on the respective line items of net income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety. For other reclassification items that are not required under GAAP to be reclassified directly to net income in their entirety, ASU 2013-02 only requires a cross-reference to other disclosures required under GAAP for those items.  The Company adopted ASU 2013-02 effective January 1, 2013.  Since ASU 2013-02 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations.  See Consolidated Statements of Comprehensive Income and Note 16 for expanded disclosures.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments, and commitments and contingencies, among others, and actual results could differ materially from management’s estimates.

Note 2. Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2013 and December 31, 2012.

Investments were comprised of the following:

	2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	$576	$210	$16,874
Obligations of states and political subdivisions	7,611	402	17	7,226
Corporate securities:
Utilities and telecom	16,532	1,353	7	15,186
Financial services	50,531	1,736	320	49,115
Other business – diversified	70,326	870	2,906	72,362
Other consumer – diversified	36,712	391	1,745	38,066
Total corporate securities	174,101	4,350	4,978	174,729
Redeemable preferred stocks:
Financial services	2,159	4	41	2,196
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	2,351	4	41	2,388
Total fixed maturities	201,303	5,332	5,246	201,217
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,474	510	-	964
Financial services	5,761	514	560	5,807
Other business – diversified	178	131	-	47
Other consumer – diversified	14,477	8,863	-	5,614
Total equity securities	21,890	10,018	560	12,432
Other invested assets	2,123	-	-	2,123
Policy loans	2,369	-	-	2,369
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$228,961	$15,350	$5,806	$219,417

	2012
		Gross	Gross
	Carrying	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,512	$4,618	$-	$22,894
Obligations of states and political subdivisions	17,761	2,514	-	15,247
Corporate securities:
Utilities and telecom	17,921	3,128	-	14,793
Financial services	43,695	3,957	415	40,153
Other business – diversified	66,741	7,172	12	59,581
Other consumer – diversified	52,910	7,665	120	45,365
Total corporate securities	181,267	21,922	547	159,892
Redeemable preferred stocks:
Financial services	3,775	18	3	3,760
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	3,968	18	3	3,953
Total fixed maturities	230,508	29,072	550	201,986
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,298	334	-	964
Financial services	8,607	857	39	7,789
Other business – diversified	134	87	-	47
Other consumer – diversified	2,166	489	-	1,677
Total equity securities	12,205	1,767	39	10,477
Other invested assets	565	-	-	565
Policy loans	2,338	-	-	2,338
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$246,892	$30,839	$589	$216,642

Bonds having an amortized cost of $10,101 and $7,170 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2013 and 2012, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of December 31, 2013 and 2012.

	2013			2012
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	$16,874	$366	$27,512	$22,894	$4,618
Obligations of states and political subdivisions	7,611	7,226	385	17,761	15,247	2,514
Utilities and telecom	18,006	16,150	1,856	19,219	15,757	3,462
Financial services	58,451	57,118	1,333	56,077	51,702	4,375
Other business – diversified	70,504	72,409	(1,905)	66,875	59,628	7,247
Other consumer – diversified	51,381	43,872	7,509	55,269	47,235	8,034
Other investments	5,768	5,768	-	4,179	4,179	-
Investments	$228,961	$219,417	$9,544	$246,892	$216,642	$30,250

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2013 and 2012.

	2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,326	$210	$-	$-	$8,326	$210
Obligations of states and political subdivisions	1,018	17			1,018	17
Corporate securities	92,049	3,714	6,938	1,264	98,987	4,978
Redeemable preferred stocks	704	41	-	-	704	41
Common and non-redeemable preferred stocks	3,724	560	-	-	3,724	560
Total temporarily impaired securities	$105,821	$4,542	$6,938	$1,264	$112,759	$5,806

	2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate securities	$8,806	$147	$1,600	$400	$10,406	$547
Redeemable preferred stocks	1,216	3	-	-	1,216	3
Common and non-redeemable preferred stocks	3,494	39	-	-	3,494	39
Total temporarily impaired securities	$13,516	$189	$1,600	$400	$15,116	$589

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

As of December 31, 2013, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2013.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2013 and 2012, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,991 and $2,124, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$199,312	$1,991	$201,303
Equity securities	16,406	5,484	-	21,890
Cash equivalents	31,618	-	-	31,618
Total	$48,024	$204,796	$1,991	$254,811

As of December 31, 2012, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$-	$228,384	$2,124	$230,508
Equity securities	3,805	8,400	-	12,205
Cash equivalents	15,326	-	-	15,326
Total	$19,131	$236,784	$2,124	$258,039
Liabilities:
Derivative financial instrument (Note 7)	$-	$-	$141	$141

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2012 to December 31, 2013.

	Fixed Maturities	Derivative (Liability)
Balance, January 1, 2012	$2,035	$(876)
Total unrealized gains included in comprehensive income	89	735
Balance, December 31, 2012	2,124	(141)
Total unrealized gains (losses) included in comprehensive income	(133)	141
Balance, December 31, 2013	$1,991	$-

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

The amortized cost and carrying value of fixed maturities at December 31, 2013 and 2012 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2013		2012
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$-	$-	$1,510	$1,500
Due after one year through five years	11,709	11,097	5,799	5,213
Due after five years through ten years	108,358	107,846	40,416	37,013
Due after ten years	76,882	77,884	181,608	157,266
Varying maturities	4,354	4,390	1,175	994
Totals	$201,303	$201,217	$230,508	$201,986

Investment income was earned from the following sources:

	2013	2012
Fixed maturities	$9,890	$10,626
Equity securities	632	571
Other	287	307
Total investment income	10,809	11,504
Less investment expenses, included in other expenses	(474)	(194)
Net investment income	$10,335	$11,310

A summary of realized investment gains (losses) follows:

	2013
	Fixed Maturities	Equity Securities	Total
Gains	$8,521	$293	$8,814
Losses	(45)	(28)	(73)
Realized investment gains, net	$8,476	$265	$8,741

	2012
	Fixed Maturities	Equity Securities	Total
Gains	$1,434	$-	$1,434
Losses	-	-	-
Realized investment gains, net	$1,434	$-	$1,434

Proceeds from the sales of investments were as follows:

	2013	2012
Fixed maturities	$107,728	$24,433
Equity securities	972	-
Other investments	45	46
Total proceeds	$108,745	$24,479

The Company’s bond portfolio included 90% investment grade securities, as defined by the NAIC, at December 31, 2013.

Note 3. Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident, health and property and casualty losses as well as loss adjustment expenses.

			Amount of Insurance In Force, Net
	2013	2012	2013	2012
Future policy benefits
Life insurance policies:
Ordinary	$52,915	$51,256	$237,694	$244,634
Mass market	2,715	3,037	3,504	4,001
Individual annuities	135	142	-	-
	55,765	54,435	$241,198	$248,635
Accident and health insurance policies	14,099	12,497
	69,864	66,932
Unearned premiums	27,415	22,637
Losses, claims and loss adjustment expenses	63,018	62,873
Other policy liabilities	2,076	2,116
Total insurance reserves and policyholder funds	$162,373	$154,558

Annualized premiums for accident and health insurance policies were $91,359 and $83,038 at December 31, 2013 and 2012, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, and (v) 4% for 2010 through 2013 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2013	2012
Balance at January 1	$62,873	$57,975
Less: Reinsurance receivable on unpaid losses	(18,743)	(15,673)
Net balance at January 1	44,130	42,302

Incurred related to:
Current year	97,904	86,780
Prior years	(1,657)	(1,841)
Total incurred	96,247	84,939

Paid related to:
Current year	66,705	61,786
Prior years	24,968	21,325
Total paid	91,673	83,111
Net balance at December 31	48,704	44,130
Plus: Reinsurance receivable on unpaid losses	14,314	18,743
Balance at December 31	$63,018	$62,873

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business primarily within American Southern.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2013	2012
Total incurred claims	$96,247	$84,939
Cash surrender value and matured endowments	1,215	1,241
Benefit reserve changes	2,910	3,637
Total insurance benefits and losses incurred	$100,372	$89,817

Note 4. Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2013. Reinsurance receivables of $1,209 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $13,021 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2013	2012
Direct premiums written	$141,313	$130,402
Assumed premiums written	16,702	3,003
Ceded premiums written	(7,607)	(7,671)
Net premiums written	$150,408	$125,734

Direct premiums earned	$141,720	$131,299
Assumed premiums earned	11,517	3,115
Ceded premiums earned	(7,607)	(7,671)
Net premiums earned	$145,630	$126,743

Provision for benefits and losses incurred	$105,828	$99,026
Reinsurance loss recoveries	(5,456)	(9,209)
Insurance benefits and losses incurred	$100,372	$89,817

Components of reinsurance receivables were as follows:

	2013	2012
Receivable on unpaid losses	$14,314	$18,743
Receivable on paid losses	-	25
Total reinsurance receivables	$14,314	$18,768

Note 5. Income Taxes

Total income taxes were allocated as follows:

	2013	2012
Total tax expense on income	$184	$646

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(7,247)	3,688
Fair value adjustment to derivative financial instrument	49	257
Total tax expense (benefit) on shareholders’ equity	(7,198)	3,945
Total tax expense (benefit)	$(7,014)	$4,591

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2013	2012
Federal income tax provision at statutory rate of 35%	$3,922	$1,779
Dividends received deduction	(149)	(175)
Small life insurance company deduction	(586)	(485)
Other	50	46
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(3,059)	(440)
Adjustment for prior years’ estimates to actual	6	(79)
Income tax expense	$184	$646

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

Deferred tax liabilities and assets at December 31, 2013 and 2012 were comprised of the following:

	2013	2012
Deferred tax liabilities:
Deferred acquisition costs	$(3,766)	$(4,197)
Deferred and uncollected premiums	(734)	(743)
Net unrealized investment gains	(3,341)	(10,588)
Other	(8)	(8)
Total deferred tax liabilities	(7,849)	(15,536)
Deferred tax assets:
Net operating loss carryforwards	844	1,575
Insurance reserves	5,109	4,516
Capital loss carryforwards	2,177	5,236
Impaired assets	1,406	1,406
Alternative minimum tax credit	309	306
Bad debts and other	576	601
Total deferred tax assets	10,421	13,640
Asset valuation allowance	(2,209)	(5,268)
Net deferred tax asset (liability)	$363	$(7,164)

The components of income tax expense were:

	2013	2012
Current - Federal	$513	$743
Deferred - Federal	2,730	343
Change in deferred tax asset valuation allowance	(3,059)	(440)
Total	$184	$646

At December 31, 2013, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $2,411 expiring generally between 2028 and 2032. Currently, the Company believes that deferred income tax benefits relating to the NOLs will be realized. However, expected realization of the NOLs is assessed periodically based on the Company’s then current and anticipated results of operations, and amounts could increase or decrease if estimates of future taxable income change.

As of December 31, 2013 and 2012, a valuation allowance of $2,209 and $5,268, respectively, was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized. The Company does not currently anticipate having sufficient future capital gains to offset certain of these capital losses during the applicable carryforward period. However, the Company continues to periodically assess the potential realization of these and all other deferred tax benefits. During 2013, the Company’s valuation allowance decreased by $3,059. The decrease was primarily due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2013 and 2012, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2013	18,042	23,196
Balance December 31, 2012	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

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

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,215 and $1,204 in 2013 and 2012, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2014	$886
2015	425
2016	435
2017	446
2018	457
Thereafter	193
Total	$2,842

Note 9. Benefit Plans

Stock Incentive Plans

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”).  The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.  A total of 200,000 restricted shares, with an estimated fair value of $704 based on the common stock price at date of grant, were issued to officers and directors under the 2012 Plan in 2013.  No awards were made in 2012.

A summary of the status of the Company’s stock options at December 31, 2013 and 2012 is as follows:

	2013		2012
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	77,000	$1.59	231,000	$1.68
Options exercised	(62,500)	1.59	(150,000)	1.73
Options canceled or expired	(14,500)	1.59	(4,000)	1.59
Options outstanding, end of year	-	-	77,000	1.59
Options exercisable	-	-	77,000	1.59
Options available for future grant	1,800,000		2,000,000

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2013 and 2012 was $173 and $153, respectively, and consisted of a contribution equal to 50% of up to the first 4% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2013 and 2012 of $369 and $302, respectively. The employer match and safe harbor contribution were made in cash.

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

Note 10. Preferred Stock

The Company had 65,000 and 70,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2013 and 2012, respectively.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  In 2013, the Company redeemed 5,000 shares of the Series D Preferred Stock at the stated value of $100 per share, for an aggregate payment of $500.  As of December 31, 2013 and 2012, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $21 and $23, respectively.  During 2013, the Company paid $483 in Series D Preferred Stock dividends whereas in 2012, the Company paid $1,015 which included a $508 dividend attributable to 2011.

Note 11. Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$11,022	21,236
Less preferred stock dividends	(482)	-
Net income applicable to common shareholders	10,540	21,236	$.50
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	10
Effect of Series D Preferred Stock	482	1,629
Net income applicable to common shareholders	$11,022	22,875	$.48

	For the Year Ended December 31, 2012
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$4,436	21,222
Less preferred stock dividends	(508)	-
Net income applicable to common shareholders	3,928	21,222	$.19
Diluted Earnings Per Common Share
Effect of dilutive stock options	-	67
Net income applicable to common shareholders	$3,928	21,289	$.18

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2012 since its impact would have been antidilutive.

Note 12. Statutory Reporting

The assets, liabilities and results of operations have been reported on the basis of GAAP, which varies in some respects from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP are that under SAP: (i) certain assets that are non-admitted assets are eliminated from the balance sheet; (ii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iii) the provision that is made for deferred income taxes is different than under GAAP; (iv) the timing of establishing certain reserves is different than under GAAP; and (v) certain valuation allowances attributable to certain investments are different.

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2013	2012
Life and Health, net income	$3,013	$2,271
Property and Casualty, net income	6,224	3,104
Statutory net income	$9,237	$5,375

Life and Health, surplus	$34,530	$33,059
Property and Casualty, surplus	39,092	36,947
Statutory surplus	$73,622	$70,006

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,646 and $7,350 in 2013 and 2012, respectively, from its subsidiaries. In 2014, dividend payments to the Parent by the insurance subsidiaries in excess of $7,112 would require prior approval.

Note 13. Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities.  At December 31, 2013, two members of the Company’s board of directors were considered affiliates of the majority shareholder including our chairman, president and chief executive officer.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2013 and 2012, the Company paid $864 and $853, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 10).

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2013 the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock.  As of December 31, 2012 the Company owned 388,060 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2013 and 2012 was $12,942 and $908, respectively.

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

	2013
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$45,851	$99,779	$-	$-	$145,630
Insurance benefits and losses incurred	30,197	70,175	-	-	100,372
Expenses deferred	(7,106)	(3,230)	-	-	(10,336)
Amortization and depreciation expense	7,440	2,120	-	-	9,560
Other expenses	15,777	31,742	15,076	(8,028)	54,567
Total expenses	46,308	100,807	15,076	(8,028)	154,163
Underwriting loss	(457)	(1,028)
Investment income	4,308	5,920	2,338	(1,757)	10,809
Other income	12	40	6,408	(6,271)	189
Operating income (loss)	3,863	4,932	(6,330)	-	2,465
Net realized gains	3,767	4,330	644	-	8,741
Income (loss) before income taxes	$7,630	$9,262	$(5,686)	$-	$11,206
Total revenues	$53,938	$110,069	$9,390	$(8,028)	$165,369
Intangibles	$1,350	$1,194	$-	$-	$2,544
Total assets	$126,861	$156,484	$141,304	$(105,268)	$319,381

	2012
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated

Insurance premiums	$37,471	$89,272	$-	$-	$126,743
Insurance benefits and losses incurred	27,337	62,480	-	-	89,817
Expenses deferred	(8,515)	(3,810)	-	-	(12,325)
Amortization and depreciation expense	9,009	1,911	-	-	10,920
Other expenses	11,758	27,674	14,340	(7,438)	46,334
Total expenses	39,589	88,255	14,340	(7,438)	134,746
Underwriting income (loss)	(2,118)	1,017
Investment income	4,560	6,195	2,582	(1,833)	11,504
Other income	-	48	5,704	(5,605)	147
Operating income (loss)	2,442	7,260	(6,054)	-	3,648
Net realized gains	383	1,051	-	-	1,434
Income (loss) before income taxes	$2,825	$8,311	$(6,054)	$-	$5,082
Total revenues	$42,414	$96,566	$8,286	$(7,438)	$139,828
Intangibles	$1,350	$778	$-	$-	$2,128
Total assets	$130,092	$161,078	$153,912	$(124,905)	$320,177

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

		2013		2012
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$33,102	$33,102	$18,951	$18,951
Fixed maturities	(1)	201,303	201,303	230,508	230,508
Equity securities	(1)	21,890	21,890	12,205	12,205
Other invested assets	Level 3	2,123	2,123	565	565
Policy loans	Level 2	2,369	2,369	2,338	2,338
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures	Level 2	41,238	41,238	41,238	41,238
Derivative financial instrument	Level 3	-	-	141	141

(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The fair value estimates as of December 31, 2013 and 2012 were based on pertinent information available to management as of the respective dates.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, current estimates of fair value may differ significantly from amounts that might ultimately be realized in a market exchange on any subsequent date.

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

Junior Subordinated Debentures

The fair value is estimated based on the quoted market prices for similar issues and the current rates offered for debt having similar returns and remaining maturities.

Derivative Financial Instrument

As the Company’s only derivative financial instrument was an interest rate collar, changes in valuation were correlated with changes in interest rates and contract maturity date and, accordingly, values were estimated using projected cash flows at current interest rates discounted at a reasonably estimated rate of interest. Fair value quotations were also obtained and considered, as applicable, from the contractual counterparty.

Note 16. Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of December 31, 2013 and 2012, and the changes in the balance of each component thereof during 2013.

	Unrealized Gains on Available- for-Sale Securities	Derivative Financial Instrument	Total
Balance, December 31, 2012	$19,663	$(92)	$19,571
Other comprehensive income (loss) before reclassifications	(7,777)	92	(7,685)
Amounts reclassified from accumulated other comprehensive income	(5,682)	-	(5,682)
Net current-period other comprehensive income (loss)	(13,459)	92	(13,367)
Balance, December 31, 2013	$6,204	$-	$6,204

Note 17. Acquisitions

On December 18, 2013, the Company acquired 100% of the outstanding stock of Direct Life Insurance Company (“DLIC”) for $3,857 and changed the name of the company to Bankers Fidelity Assurance Company.  The acquisition will allow Bankers Fidelity to offer additional similar products to those it already writes permitting greater diversification of product and pricing as well as opportunity for future expansion in other states.  The purchase was not significant to the financial position or results of operations of the Company in 2013 and DLIC had no significant recent operations prior to acquisition. In connection with the acquisition the following assets and liabilities were acquired:

2013
Cash and cash equivalents	$1,317
Investments	2,123
Receivables	7
Intangibles	416
Total assets	$3,863

Accounts payable and accrued expenses	$6
Total liabilities	$6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 version).  Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2013.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 6, 2014, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2013, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	-	$-	1,800,000
Equity compensation plans not approved by security holders (1)	-	-	-
Total	-	$-	1,800,000

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

10.03**	-	Atlantic American Corporation 2002 Stock Incentive Plan [incorporated by reference to Exhibit 4.1 to the registrant’s Form S-8 (File No. 333-97567) filed on August 2, 2002].

10.04**	-	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].

10.05**	-	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q for the quarter ended March 31, 2013].

10.06**	-
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

14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].

21.1	-	Subsidiaries of the registrant.

23.1	-	Consent of BDO USA LLP, Independent Registered Public Accounting Firm.

31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.

101.SCH	-	XBRL Taxonomy Extension Schema.

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	-	XBRL Taxonomy Extension Label Linkbase.

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer
HILTON H. HOWELL, JR.	and Chairman of the Board (Principal Executive Officer)	March 26, 2014

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer
JOHN G. SAMPLE, JR.	(Principal Financial and Accounting Officer)	March 26, 2014

/s/ Edward E. Elson	Director
EDWARD E. ELSON		March 26, 2014

/s/ Robin R. Howell	Director
ROBIN R. HOWELL		March 26, 2014

/s/ Samuel E. Hudgins	Director
SAMUEL E. HUDGINS		March 26, 2014

/s/ Harriett J. Robinson	Director
HARRIETT J. ROBINSON		March 26, 2014

/s/ Scott G. Thompson	Director
SCOTT G. THOMPSON		March 26, 2014

/s/ William H. Whaley, M.D.	Director
WILLIAM H. WHALEY, M.D.		March 26, 2014

/s/ Dom H. Wyant	Director
DOM H. WYANT		March 26, 2014

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2013	2012
	(In thousands)

Cash and cash equivalents	$13,936	$13,306
Investments	18,043	14,122
Investment in subsidiaries	105,268	124,904
Investments in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	4,530	1,989
Other assets	2,676	559
Total assets	$145,691	$156,118

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$297	$7,824
Other payables	3,229	1,320
Junior subordinated debentures	41,238	41,238

Total liabilities	44,764	50,382

Shareholders’ equity	100,927	105,736
Total liabilities and shareholders’ equity	$145,691	$156,118

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012
	(In thousands)
REVENUE
Fee income from subsidiaries	$6,271	$5,605
Distributed earnings from subsidiaries	6,646	7,350
Other	1,330	844
Total revenue	14,247	13,799

GENERAL AND ADMINISTRATIVE EXPENSES	11,106	9,659

INTEREST EXPENSE	1,898	2,632
	1,243	1,508
INCOME TAX BENEFIT(1)	(4,504)	(1,766)
	5,747	3,274
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	5,275	1,162
NET INCOME	$11,022	$4,436

(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,022	$4,436
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(644)	-
Depreciation and amortization	117	75
Compensation expense related to share awards	219	-
Equity in undistributed earnings of consolidated subsidiaries	(5,275)	(1,162)
(Increase) decrease in intercompany taxes	(2,541)	463
Deferred income tax benefit	(329)	(97)
Increase (decrease) in other liabilities	846	(746)
Other, net	161	(251)
Net cash provided by operating activities	3,576	2,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	5,568	-
Investments purchased	(4,438)	-
Capital contribution to subsidiaries	(200)	(200)
Additions to property and equipment	(1,192)	(166)
Net cash used in investing activities	(262)	(366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series D preferred stock	(500)	-
Payment of dividends on Series D preferred stock	(483)	(1,015)
Payment of dividends on common stock	(423)	(1,486)
Proceeds from shares issued under stock plans	138	297
Purchase of shares for treasury	(1,416)	(607)
Net cash used in financing activities	(2,684)	(2,811)

Net increase (decrease) in cash	630	(459)
Cash and cash equivalents at beginning of year	13,306	13,765
Cash and cash equivalents at end of year	$13,936	$13,306

Supplemental disclosure:
Cash paid for interest	$1,961	$2,636
Cash paid for income taxes	$536	$405
Intercompany tax settlement from subsidiaries	$2,574	$2,132

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2013:
Bankers Fidelity	$24,275	$81,682		$4,419	$2,076
American Southern	3,234	51,200		22,996	-
	$27,509	$132,882	(1)	$27,415	$2,076

December 31, 2012:
Bankers Fidelity	$22,864	$77,041		$4,564	$2,116
American Southern	3,269	52,764		18,073	-
	$26,133	$129,805	(2)	$22,637	$2,116

(1)	Includes future policy benefits of $69,864 and losses and claims of $63,018.

(2)	Includes future policy benefits of $66,932 and losses and claims of $62,873.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2013:
Bankers Fidelity	$99,779	$5,466	$70,175	$1,820	$28,812	$-
American Southern	45,851	4,288	30,197	7,140	8,971	50,774
Other	-	581	-	-	7,048	-
	$145,630	$10,335	$100,372	$8,960	$44,831	$50,774

December 31, 2012:
Bankers Fidelity	$89,272	$6,032	$62,480	$1,677	$24,098	$-
American Southern	37,471	4,529	27,337	8,774	3,478	36,182
Other	-	749	-	-	6,902	-
	$126,743	$11,310	$89,817	$10,451	$34,478	$36,182

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2013:
Life insurance in force	$259,723	$(18,525)	$-	$241,198

Premiums --
Bankers Fidelity	$99,745	$(54)	$88	$99,779	0.1%
American Southern	41,975	(7,553)	11,429	45,851	24.9%
Total premiums	$141,720	$(7,607)	$11,517	$145,630	7.9%

Year ended December 31, 2012:
Life insurance in force	$264,435	$(15,800)	$-	$248,635

Premiums --
Bankers Fidelity	$89,231	$(68)	$109	$89,272	0.1%
American Southern	42,068	(7,603)	3,006	37,471	8.0%
Total premiums	$131,299	$(7,671)	$3,115	$126,743	2.5%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy				Net	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred	Paid Claims and Claim
Year Ended	Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Investment Income	Current Year	Prior Years	Acquisition Costs	Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2013	$3,234	$51,200	$22,996	$45,851	$4,288	$32,672	$(2,475)	$7,140	$27,339	$50,774

December 31, 2012	$3,269	$52,764	$18,073	$37,471	$4,529	$29,054	$(1,717)	$8,774	$27,134	$36,182

See accompanying report of independent registered public accounting firm.

VI-I