Form 10-Q
period 2014-06-30
ATLANTIC AMERICAN CORP
filed 2014-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 7, 2014 was 20,705,977.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited
	June 30,	December 31,
	2014	2013
Cash and cash equivalents	$27,759	$33,102
Investments:
Fixed maturities (cost: $203,708 and $201,217)	214,294	201,303
Common and non-redeemable preferred stocks (cost: $12,164 and $12,432)	20,259	21,890
Other invested assets (cost: $3,032 and $2,123)	3,032	2,123
Policy loans	2,268	2,369
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	241,129	228,961
Receivables:
Reinsurance	16,184	14,314
Insurance premiums and other (net of allowance for doubtful accounts: $322 and $339)	16,413	9,343
Deferred income taxes, net	-	363
Deferred acquisition costs	27,184	27,509
Other assets	5,591	3,245
Intangibles	2,544	2,544
Total assets	$336,804	$319,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$70,408	$69,864
Unearned premiums	32,908	27,415
Losses and claims	67,043	63,018
Other policy liabilities	1,438	2,076
Total insurance reserves and policyholder funds	171,797	162,373
Accounts payable and accrued expenses	14,144	14,843
Deferred income taxes, net	2,988	-
Junior subordinated debenture obligations	41,238	41,238
Total liabilities	230,167	218,454

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 65,000 shares issued and outstanding; $6,500 redemption value	65	65
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,765,840 and 21,117,874	22,401	22,401
Additional paid-in capital	57,239	57,103
Retained earnings	19,777	18,738
Accumulated other comprehensive income	12,143	6,204
Unearned stock grant compensation	(476)	(485)
Treasury stock, at cost: 1,635,054 and 1,283,020 shares	(4,512)	(3,099)
Total shareholders’ equity	106,637	100,927
Total liabilities and shareholders’ equity	$336,804	$319,381

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Insurance premiums	$38,456	$36,373	$76,874	$69,392
Investment income	2,599	2,774	5,197	5,679
Realized investment gains, net	485	5,454	593	6,132
Other income	46	47	82	95
Total revenue	41,586	44,648	82,746	81,298

Benefits and expenses:
Insurance benefits and losses incurred	27,069	24,999	53,897	48,361
Commissions and underwriting expenses	10,074	10,402	19,981	19,685
Interest expense	434	438	863	1,015
Other expense	3,023	2,746	6,026	5,163
Total benefits and expenses	40,600	38,585	80,767	74,224
Income before income taxes	986	6,063	1,979	7,074
Income tax expense	109	103	282	192
Net income	877	5,960	1,697	6,882
Preferred stock dividends	(118)	(119)	(236)	(246)
Net income applicable to common shareholders	$759	$5,841	$1,461	$6,636

Earnings per common share (basic)	$.04	$.27	$.07	$.31
Earnings per common share (diluted)	$.04	$.26	$.07	$.30

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$877	$5,960	$1,697	$6,882
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	8,290	(10,763)	9,730	(13,009)
Related income tax effect	(2,902)	3,767	(3,406)	4,553
Less: reclassification adjustment for net realized gains included in net income (1)	(485)	(5,454)	(593)	(6,132)
Related income tax effect (2)	170	1,909	208	2,146
Net effect on other comprehensive income (loss)	5,073	(10,541)	5,939	(12,442)
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	-	-	-	141
Related income tax effect	-	-	-	(49)
Net effect on other comprehensive income (loss)	-	-	-	92
Total other comprehensive income (loss), net of tax	5,073	(10,541)	5,939	(12,350)
Total comprehensive income (loss)	$5,950	$(4,581)	$7,636	$(5,468)

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2014	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	-	-	-	1,697	-	-	-	1,697
Other comprehensive income, net of tax	-	-	-	-	5,939	-	-	5,939
Dividends on common stock	-	-	-	(422)	-	-	-	(422)
Dividends accrued on preferred stock	-	-	-	(236)	-	-	-	(236)
Restricted stock grants	-	-	101	-	-	(177)	76	-
Amortization of unearned compensation	-	-	-	-	-	186	-	186
Purchase of shares for treasury	-	-	-	-	-	-	(1,513)	(1,513)
Issuance of shares under stock plans	-	-	35	-	-	-	24	59
Balance, June 30, 2014	$65	$22,401	$57,239	$19,777	$12,143	$(476)	$(4,512)	$106,637

Six Months Ended June 30, 2013
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$-	$(2,107)	$105,736
Net income	-	-	-	6,882	-	-	-	6,882
Other comprehensive loss, net of tax	-	-	-	-	(12,350)	-	-	(12,350)
Preferred stock redeemed	(5)	-	(495)	-	-	-	-	(500)
Dividends on common stock	-	-	-	(423)	-	-	-	(423)
Dividends accrued on preferred stock	-	-	-	(246)	-	-	-	(246)
Restricted stock grants	-	-	393	-	-	(704)	311	-
Amortization of unearned compensation	-	-	-	-	-	55	-	55
Purchase of shares for treasury	-	-	-	-	-	-	(520)	(520)
Issuance of shares under stock plans	-	-	10	-	-	-	103	113
Balance, June 30, 2013	$65	$22,401	$57,088	$14,834	$7,221	$(649)	$(2,213)	$98,747

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,697	$6,882
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	5,484	5,272
Acquisition costs deferred	(5,159)	(6,575)
Realized investment gains, net	(593)	(6,132)
Increase in insurance reserves	9,424	14,203
Compensation expense related to share awards	186	55
Depreciation and amortization	424	297
Deferred income tax expense	153	95
Increase in receivables, net	(8,940)	(15,264)
Decrease in other liabilities	(3,080)	(27)
Other, net	(132)	(54)
Net cash used in operating activities	(536)	(1,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	27,200	68,910
Investments purchased	(27,379)	(37,953)
Additions to property and equipment	(2,752)	(233)
Net cash (used in) provided by investing activities	(2,931)	30,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Series D preferred stock	-	(500)
Payment of dividends on common stock	(422)	(423)
Proceeds from shares issued under stock plans	59	113
Purchase of shares for treasury	(1,513)	(520)
Net cash used in financing activities	(1,876)	(1,330)

Net (decrease) increase in cash and cash equivalents	(5,343)	28,146
Cash and cash equivalents at beginning of period	33,102	18,951
Cash and cash equivalents at end of period	$27,759	$47,097

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$866	$1,079
Cash paid for income taxes	$442	$314

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company’s financial condition and results of operations as of and for the three month and six month periods ended June 30, 2014 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2014 or for any other future period.

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

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and six month periods ended June 30, 2014 and 2013.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
American Southern	$14,147	$14,747	$28,348	$25,237
Bankers Fidelity	27,293	29,123	54,131	55,061
Corporate and Other	146	778	267	1,000
Total revenue	$41,586	$44,648	$82,746	$81,298

Income Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
American Southern	$1,138	$3,177	$2,195	$4,619
Bankers Fidelity	1,134	3,687	2,782	4,724
Corporate and Other	(1,286)	(801)	(2,998)	(2,269)
Income before income taxes	$986	$6,063	$1,979	$7,074

Note 3.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2014 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2014	18,042	23,196
Balance December 31, 2013	18,042	23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (3)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 4.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$877	20,816
Less preferred stock dividends	(118)	-
Net income applicable to common shareholders	$759	20,816	$.04

	Three Months Ended June 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$5,960	21,268
Less preferred stock dividends	(119)	-
Net income applicable to common shareholders	5,841	21,268	$.27
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	119	1,629
Net income applicable to common shareholders	$5,960	22,897	$.26

	Six Months Ended June 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,697	20,944
Less preferred stock dividends	(236)	-
Net income applicable to common shareholders	$1,461	20,944	$.07

	Six Months Ended June 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$6,882	21,225
Less preferred stock dividends	(246)	-
Net income applicable to common shareholders	6,636	21,225	$.31
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	38
Effect of Series D preferred stock	246	1,629
Net income applicable to common shareholders	$6,882	22,892	$.30

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2014 since its impact would have been antidilutive.

Note 5.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Federal income tax provision at statutory rate of 35%	$345	$2,122	$693	$2,476
Dividends-received deduction	(30)	(41)	(61)	(78)
Small life insurance company deduction	(45)	(78)	(161)	(78)
Other permanent differences	9	9	19	18
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(170)	(1,909)	(208)	(2,146)
Income tax expense	$109	$103	$282	$192

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Current - Federal	$66	$95	$129	$97
Deferred - Federal	213	1,917	361	2,241
Change in deferred tax asset valuation allowance	(170)	(1,909)	(208)	(2,146)
Total	$109	$103	$282	$192

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2014 and 2013 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

Note 6.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 7.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2014 and December 31, 2013.

Investments were comprised of the following:

	June 30, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$24,599	$751	$31	$23,879
Obligations of states and political subdivisions	8,062	845	-	7,217
Corporate securities:
Utilities and telecom	14,881	2,254	-	12,627
Financial services	58,119	3,810	91	54,400
Other business – diversified	73,884	3,201	536	71,219
Other consumer – diversified	33,947	1,046	673	33,574
Total corporate securities	180,831	10,311	1,300	171,820
Redeemable preferred stocks:
Financial services	610	10	-	600
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	802	10	-	792
Total fixed maturities	214,294	11,917	1,331	203,708
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,468	504	-	964
Financial services	6,025	617	131	5,539
Other business – diversified	190	143	-	47
Other consumer – diversified	12,576	6,962	-	5,614
Total equity securities	20,259	8,226	131	12,164
Other invested assets	3,032	-	-	3,032
Policy loans	2,268	-	-	2,268
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$241,129	$20,143	$1,462	$222,448

	December 31, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	$576	$210	$16,874
Obligations of states and political subdivisions	7,611	402	17	7,226
Corporate securities:
Utilities and telecom	16,532	1,353	7	15,186
Financial services	50,531	1,736	320	49,115
Other business – diversified	70,326	870	2,906	72,362
Other consumer – diversified	36,712	391	1,745	38,066
Total corporate securities	174,101	4,350	4,978	174,729
Redeemable preferred stocks:
Financial services	2,159	4	41	2,196
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	2,351	4	41	2,388
Total fixed maturities	201,303	5,332	5,246	201,217
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,474	510	-	964
Financial services	5,761	514	560	5,807
Other business – diversified	178	131	-	47
Other consumer – diversified	14,477	8,863	-	5,614
Total equity securities	21,890	10,018	560	12,432
Other invested assets	2,123	-	-	2,123
Policy loans	2,369	-	-	2,369
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$228,961	$15,350	$5,806	$219,417

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2014 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Carrying Value	Amortized Cost
Due in one year or less	$1,000	$999
Due after one year through five years	17,060	16,074
Due after five years through ten years	118,208	112,762
Due after ten years	64,584	60,897
Varying maturities	13,442	12,976
Totals	$214,294	$203,708

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$24,599	$23,879	$720	$17,240	$16,874	$366
Obligations of states and political subdivisions	8,062	7,217	845	7,611	7,226	385
Utilities and telecom	16,349	13,591	2,758	18,006	16,150	1,856
Financial services	64,754	60,539	4,215	58,451	57,118	1,333
Other business – diversified	74,074	71,266	2,808	70,504	72,409	(1,905)
Other consumer – diversified	46,715	39,380	7,335	51,381	43,872	7,509
Other investments	6,576	6,576	-	5,768	5,768	-
Investments	$241,129	$222,448	$18,681	$228,961	$219,417	$9,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$1,277	$1	$2,695	$30	$3,972	$31
Corporate securities	8,699	111	20,635	1,189	29,334	1,300
Common and non-redeemable preferred stocks	-	-	2,869	131	2,869	131
Total temporarily impaired securities	$9,976	$112	$26,199	$1,350	$36,175	$1,462

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,326	$210	$-	$-	$8,326	$210
Obligations of states and political subdivisions	1,018	17	-	-	1,018	17
Corporate securities	92,049	3,714	6,938	1,264	98,987	4,978
Redeemable preferred stocks	704	41	-	-	704	41
Common and non-redeemable preferred stocks	3,724	560	-	-	3,724	560
Total temporarily impaired securities	$105,821	$4,542	$6,938	$1,264	$112,759	$5,806

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

As of June 30, 2014, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2014.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include substantially all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2014 and December 31, 2013, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,117 and $1,991, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$212,177	$2,117	$214,294
Equity securities	14,527	5,732	-	20,259
Cash equivalents	25,202	-	-	25,202
Total	$39,729	$217,909	$2,117	$259,755

As of December 31, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$199,312	$1,991	$201,303
Equity securities	16,406	5,484	-	21,890
Cash equivalents	31,618	-	-	31,618
Total	$48,024	$204,796	$1,991	$254,811

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2014.

Fixed Maturities
Balance, December 31, 2013	$1,991
Total unrealized gains included in other comprehensive income	65
Balance, March 31, 2014	2,056
Total unrealized gains included in other comprehensive income	61
Balance, June 30, 2014	$2,117

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$27,759	$27,759	$33,102	$33,102
Fixed maturities	(1)	214,294	214,294	201,303	201,303
Equity securities	(1)	20,259	20,259	21,890	21,890
Other invested assets	Level 3	3,032	3,032	2,123	2,123
Policy loans	Level 2	2,268	2,268	2,369	2,369
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures	Level 2	41,238	41,238	41,238	41,238

(1)	See Note 7 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 9.	Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of June 30, 2014 and December 31, 2013, and the changes in the balance of each component thereof during the six month period ended June 30, 2014, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2013	$6,204
Other comprehensive income before reclassifications	6,324
Amounts reclassified from accumulated other comprehensive income	(385)
Net current-period other comprehensive income	5,939
Balance, June 30, 2014	$12,143

Note 10.	Subsequent Event

On August 4, 2014, the Company executed a trade to acquire $7,500 of the Trust Preferred Securities issued by Atlantic American Statutory Trust II.  See Note 3.  Consideration tendered, upon settlement, was $6,750 plus accrued interest.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2014. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. During the three month period ended June 30, 2014, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and six month periods ended June 30, 2014 and the comparable periods in 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Insurance premiums	$38,456	$36,373	$76,874	$69,392
Investment income	2,599	2,774	5,197	5,679
Realized investment gains, net	485	5,454	593	6,132
Other income	46	47	82	95
Total revenue	41,586	44,648	82,746	81,298
Insurance benefits and losses incurred	27,069	24,999	53,897	48,361
Commissions and underwriting expenses	10,074	10,402	19,981	19,685
Other expense	3,023	2,746	6,026	5,163
Interest expense	434	438	863	1,015
Total benefits and expenses	40,600	38,585	80,767	74,224
Income before income taxes	$986	$6,063	$1,979	$7,074
Net income	$877	$5,960	$1,697	$6,882

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

A reconciliation of net income to operating income for the three month and six month periods ended June 30, 2014 and the comparable periods in 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income to non-GAAP Measurement	2014	2013	2014	2013
	(In thousands)
Net income	$877	$5,960	$1,697	$6,882
Income tax expense	109	103	282	192
Realized investment gains, net	(485)	(5,454)	(593)	(6,132)
Operating income	$501	$609	$1,386	$942

On a consolidated basis, the Company had net income of $0.9 million, or $0.04 per diluted share, for the three month period ended June 30, 2014, compared to net income of $6.0 million, or $0.26 per diluted share, for the three month period ended June 30, 2013.  The Company had net income of $1.7 million, or $0.07 per diluted share, for the six month period ended June 30, 2014, compared to net income of $6.9 million, or $0.30 per diluted share, for the six month period ended June 30, 2013.  Premium revenue for the three month period ended June 30, 2014 increased $2.1 million, or 5.7%, to $38.5 million from the comparable 2013 period.  For the six month period ended June 30, 2014, premium revenue increased $7.5 million, or 10.8%, to $76.9 million from the comparable 2013 period.  The increase in premium revenue for the three month and six month periods ended June 30, 2014 was primarily due to an increase in commercial automobile earned premiums in the property and casualty operations resulting from a significant state contract which incepted in the second quarter of 2013. The decrease in net income for the three month and six month periods ended June 30, 2014 was primarily due to decreases in investment income and realized investment gains.  Investment income decreased by $0.2 million and $0.5 million, respectively, and realized investment gains decreased by $5.0 million and $5.5 million, respectively, as the Company sold several higher yielding longer-term investments in 2013 in order to shorten the average maturity of its investment portfolio.  Operating income was $0.5 million in the three month period ended June 30, 2014 compared to $0.6 million in the three month period ended June 30, 2013.  The decrease in operating income for the three month period ended June 30, 2014 was attributable to the decrease in investment income and an increase in worksite related expenses as the Company accelerated product development and rate filings during the period.  Operating income increased to $1.4 million in the six month period ended June 30, 2014 from $0.9 million in the comparable period of 2013.  The increase in operating income for the six month period ended June 30, 2014 was due primarily to increased profitability in the life and health operations resulting from a decrease in losses in the six month period ended June 30, 2014 as compared to the same period in 2013. Partially offsetting the increase in operating income was a decrease in investment income and increased worksite product expense, both described above.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2014 and the comparable periods in 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross written premiums	$26,773	$28,214	$34,159	$37,090
Ceded premiums	(1,544)	(1,950)	(3,249)	(3,847)
Net written premiums	$25,229	$26,264	$30,910	$33,243
Net earned premiums	$12,925	$11,354	$25,951	$20,281
Net loss and loss adjustment expenses	9,580	7,057	19,677	12,379
Underwriting expenses	3,429	4,512	6,476	8,238
Underwriting loss	$(84)	$(215)	$(202)	$(336)
Loss ratio	74.1%	62.2%	75.8%	61.0%
Expense ratio	26.6	39.7	25.0	40.6
Combined ratio	100.7%	101.9%	100.8%	101.6%

Gross written premiums at American Southern decreased $1.4 million, or 5.1%, during the three month period ended June 30, 2014, and $2.9 million, or 7.9%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  The decrease in gross written premiums in both the three month and six month periods ended June 30, 2014 was primarily attributable to a decrease in commercial automobile written premiums resulting from the cancellation by the company of an agency due to unfavorable loss experience.  During the three month and six month periods ended June 30, 2014, gross written premiums from this agency decreased $3.4 million and $5.5 million, respectively, from the comparable periods in 2013.  Partially offsetting the decrease in gross written premiums in the three month and six month periods ended June 30, 2014 was an increase in commercial automobile and property business from both new and existing programs.

Ceded premiums decreased $0.4 million, or 20.8%, during the three month period ended June 30, 2014, and $0.6 million, or 15.5%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  American Southern’s ceded premiums are determined as a percentage of earned premiums and generally will increase or decrease as earned premiums increase or decrease.  However, the change in ceded premiums during the three month and six month periods ended June 30, 2014 was disproportionate to the increase in earned premiums due to a reinsurance agreement entered into solely to reinsure the commercial automobile business in a specific state contract awarded to American Southern in the second quarter of 2013.  The decrease in ceded premiums for the three month and six month periods ended June 30, 2014 was primarily attributable to the decline in commercial automobile earned premiums resulting from the agency cancellation discussed above.  Commercial automobile business generally has higher contractual reinsurance cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2014 and the comparable periods in 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Commercial automobile	$9,277	$8,135	$18,690	$13,997
General liability	931	875	1,867	1,625
Property	883	600	1,728	1,199
Surety	1,834	1,744	3,666	3,460
Total	$12,925	$11,354	$25,951	$20,281

Net earned premiums increased $1.6 million, or 13.8%, during the three month period ended June 30, 2014, and $5.7 million, or 28.0%, during the six month period ended June 30, 2014, over the comparable periods in 2013.  The increase in net earned premiums for the three month and six month periods ended June 30, 2014 was primarily attributable to the increase in commercial automobile earned premiums from the state contract referenced previously.  Also contributing were increases in general liability and property earned premiums resulting from programs the company incepted in 2013.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Net loss and loss adjustment expenses at American Southern increased $2.5 million, or 35.8%, during the three month period ended June 30, 2014, and $7.3 million, or 59.0%, during the six month period ended June 30, 2014, over the comparable periods in 2013.  As a percentage of premiums, net loss and loss adjustment expenses were 74.1% in the three month period ended June 30, 2014, compared to 62.2% in the three month period ended June 30, 2013.  For the six month period ended June 30, 2014, this ratio increased to 75.8% from 61.0% in the comparable period of 2013.  The increase in the loss ratio for the three month and six month periods ended June 30, 2014 was primarily due to increased losses, which were anticipated, in the commercial automobile line of business resulting from the state contract awarded to American Southern in the second quarter of 2013 referenced previously.  Also contributing to the increase in the loss ratio were higher claims in the general liability and surety lines of business.

Underwriting expenses decreased $1.1 million, or 24.0%, during the three month period ended June 30, 2014, and $1.8 million, or 21.4%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  As a percentage of premiums, underwriting expenses were 26.6% in the three month period ended June 30, 2014, compared to 39.7% in the three month period ended June 30, 2013.  For the six month period ended June 30, 2014, this ratio decreased to 25.0% from 40.6% in the comparable period of 2013.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2014 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. During the three month and six month periods ended June 30, 2014, these commissions at American Southern decreased $1.1 million and $1.9 million, respectively, from the comparable periods in 2013 due to unfavorable loss experience.  Also contributing to the decrease in the 2014 second quarter and year to date expense ratios was the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2014 and the comparable periods in 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Medicare supplement	$21,373	$20,867	$42,900	$41,064
Other health products	1,184	1,165	2,373	2,310
Life insurance	2,974	2,987	5,650	5,737
Total earned premiums	25,531	25,019	50,923	49,111
Insurance benefits and losses	17,489	17,942	34,220	35,982
Underwriting expenses	8,669	7,494	17,129	14,355
Total expenses	26,158	25,436	51,349	50,337
Underwriting loss	$(627)	$(417)	$(426)	$(1,226)
Loss ratio	68.5%	71.7%	67.2%	73.3%
Expense ratio	34.0	30.0	33.6	29.2
Combined ratio	102.5%	101.7%	100.8%	102.5%

Premium revenue at Bankers Fidelity increased $0.5 million, or 2.0%, during the three month period ended June 30, 2014, and $1.8 million, or 3.7%, during the six month period ended June 30, 2014, over the comparable periods in 2013.  Premiums from the Medicare supplement line of business increased $0.5 million, or 2.4%, during the three month period ended June 30, 2014, and $1.8 million, or 4.5%, during the six month period ended June 30, 2014, due primarily to the implementation of rate increases on renewal business.  Other health product premiums increased slightly during the same comparable periods, primarily as a result of new sales of the company’s short-term care products.  Premiums from the life insurance line of business decreased slightly during the three month period ended June 30, 2014, and $0.1 million, or 1.5%, during the six month period ended June 30, 2014 from the comparable 2013 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses decreased $0.5 million, or 2.5%, during the three month period ended June 30, 2014, and $1.8 million, or 4.9%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  As a percentage of premiums, benefits and losses were 68.5% in the three month period ended June 30, 2014, compared to 71.7% in the three month period ended June 30, 2013.  For the six month period ended June 30, 2014, this ratio decreased to 67.2% from 73.3% in the comparable period of 2013.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2014 was primarily attributable to more favorable loss experience in the Medicare supplement line of business as well as the implementation of rate increases on previously sold products.

Underwriting expenses increased $1.2 million, or 15.7%, during the three month period ended June 30, 2014, and $2.8 million, or 19.3%, during the six month period ended June 30, 2014, over the comparable periods in 2013.  As a percentage of premiums, underwriting expenses were 34.0% in the three month period ended June 30, 2014, compared to 30.0% in the three month period ended June 30, 2013.  For the six month period ended June 30, 2014, this ratio increased to 33.6% from 29.2% in the comparable period of 2013.  The increase in the expense ratio for the three month and six month periods ended June 30, 2013 was primarily attributable to increases in agency and underwriting related expenses including increased hiring to support worksite product initiatives as well as expenses related to additional worksite development, discussed previously.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.2 million, or 6.3%, during the three month period ended June 30, 2014, and $0.5 million, or 8.5%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  The decrease in investment income for the three month and six month periods ended June 30, 2014 was primarily attributable to sales during 2013 of a number of the Company’s higher yielding, longer-term fixed maturities due to management’s decision to shorten the average maturity in the portfolio.

The Company had net realized investment gains of $0.5 million during the three month period ended June 30, 2014, compared to net realized investment gains of $5.5 million in the three month period ended June 30, 2013.  The Company had net realized investment gains of $0.6 million during the six month period ended June 30, 2014, compared to net realized investment gains of $6.1 million in the six month period ended June 30, 2013.   The net realized investment gains in the three month and six month periods ended June 30, 2014 resulted from the disposition of several of the Company’s investments in fixed maturities. The net realized investment gains in the three month and six month periods ended June 30, 2013 was primarily due to the sale of a number of the Company’s investments in longer-term fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased slightly during the three month period ended June 30, 2014, and $0.2 million, or 15.0%, during the six month period ended June 30, 2014, from the comparable periods in 2013.  The decrease in interest expense for the six month period ended June 30, 2014 was primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was making payments to Wells Fargo under the interest rate collar through the maturity date.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased slightly during the three month period ended June 30, 2014 from the three month period ended June 30, 2013, and increased $1.2 million, or 4.7%, during the six month period ended June 30, 2014, over the comparable period in 2013.  The decrease in other expenses for the three month period ended June 30, 2014 was primarily attributable to decreased commission accruals at American Southern due to recent loss experience.  During the three month and six month periods ended June 30, 2014, these commissions at American Southern decreased $1.1 million and $1.9 million, respectively, from the comparable periods in 2013.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.  The increase in other expenses for the six month period ended June 30, 2014 was primarily attributable to increases in agency and underwriting related expenses, expenses related to continued development of worksite products as well as amortization of deferred acquisition costs exceeding deferrals due to lower levels of new business. Further, during the six month period ended June 30, 2014, there were increased compensation and severance accruals of $0.5 million related to the Company’s operating performance and an increase in the number of employee separations as compared to the same period in 2013, as well as amortization of unearned compensation from stock awards in the past twelve month period.  Partially offsetting the increase in other expenses for the six month period ended June 30, 2014 was the $1.9 million decrease in commission accruals at American Southern due to less favorable loss experience.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 34.1% in the three month period ended June 30, 2014 from 36.1% in the three month period ended June 30, 2013.  For the six month period ended June 30, 2014, this ratio decreased to 33.8% from 35.8% in the comparable period of 2013. The decrease in the expense ratio for the three month and six month periods ended June 30, 2014 was primarily due to the reduction in commission accruals at American Southern.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2014 and 2013 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At June 30, 2014, the Parent had approximately $26.3 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $3.2 million for the six month period ended June 30, 2014 compared to statutory net income of $3.9 million for the six month period ended June 30, 2013.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2014, American Southern had $39.3 million of statutory surplus and Bankers Fidelity had $35.3 million of statutory surplus. In 2014, dividend payments by the Parent’s insurance subsidiaries in excess of $7.1 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s operating and tax loss carryforwards, which totaled approximately $0.4 million and $5.6 million, respectively, at June 30, 2014.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”).  The outstanding $18.0 million and $23.2 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2014, the effective interest rate was 4.3%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2014, the Company had 65,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2014, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents decreased from $33.1 million at December 31, 2013 to $27.8 million at June 30, 2014. The decrease in cash and cash equivalents during the six month period ended June 30, 2014 was primarily attributable to net cash used in operating activities of $0.5 million, additions to property and equipment of $2.8 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $1.5 million.

The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it receives from its subsidiaries and, if needed, additional borrowings from financial institutions or other financial sources, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company's liquidity, capital resources or operations.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2012, the Board of Directors of the Company approved a plan that allowed for the repurchase of up to an aggregate of 750,000 shares of the Company's common stock (the "Prior Repurchase Plan") on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Such purchases were eligible to be made from time to time in accordance with applicable securities laws and other requirements.

On May 6, 2014, the Board of Directors terminated the Prior Repurchase Plan and approved a new plan that allows for the repurchase of up to 750,000 shares of the Company's common stock (the "Replacement Repurchase Plan") on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Prior Repurchase Plan for the period April 1, 2014 through May 5, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – May 5, 2014	295,068	$3.51	295,068	-

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Replacement Repurchase Plan for the period May 6, 2014 through June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
May 6 – May 31, 2014	15,805	$3.61	15,805	734,195
June 1 – June 30, 2014	27,557	3.86	27,557	706,638
Total	43,362	$3.77	43,362

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2014	By:	/s/ John G. Sample, Jr.
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