Form 10-Q
period 2014-09-30
ATLANTIC AMERICAN CORP
filed 2014-11-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 6, 2014 was 20,622,126.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30, 2014	December 31, 2013
Cash and cash equivalents	$16,494	$33,102
Investments:
Fixed maturities (cost: $206,184 and $201,217)	213,100	201,303
Common and non-redeemable preferred stocks (cost: $11,969 and $12,432)	15,783	21,890
Other invested assets (cost: $3,064 and $2,123)	3,064	2,123
Policy loans	2,206	2,369
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	235,429	228,961
Receivables:
Reinsurance	15,588	14,314
Insurance premiums and other (net of allowance for doubtful accounts: $378 and $339)	14,045	9,343
Deferred income taxes, net	-	363
Deferred acquisition costs	26,992	27,509
Other assets	5,833	3,245
Intangibles	2,544	2,544
Total assets	$316,925	$319,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$70,651	$69,864
Unearned premiums	27,143	27,415
Losses and claims	66,388	63,018
Other policy liabilities	1,382	2,076
Total insurance reserves and policyholder funds	165,564	162,373
Accounts payable and accrued expenses	15,054	14,843
Deferred income taxes, net	387	-
Junior subordinated debenture obligations, net (Note 3)	33,738	41,238
Total liabilities	214,743	218,454

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 65,000 shares issued and outstanding; $6,500 redemption value	65	65
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,638,210 and 21,117,874	22,401	22,401
Additional paid-in capital	57,473	57,103
Retained earnings	21,111	18,738
Accumulated other comprehensive income	6,975	6,204
Unearned stock grant compensation	(564)	(485)
Treasury stock, at cost: 1,762,684 and 1,283,020 shares	(5,279)	(3,099)
Total shareholders’ equity	102,182	100,927
Total liabilities and shareholders’ equity	$316,925	$319,381

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Insurance premiums	$38,337	$38,385	$115,211	$107,777
Investment income	2,678	2,534	7,875	8,213
Realized investment gains, net	848	2,283	1,441	8,415
Other income (Note 3)	793	45	875	140
Total revenue	42,656	43,247	125,402	124,545

Benefits and expenses:
Insurance benefits and losses incurred	27,094	26,786	80,991	75,147
Commissions and underwriting expenses	10,238	10,396	30,219	30,081
Interest expense	388	442	1,251	1,457
Other expense	3,349	2,934	9,375	8,097
Total benefits and expenses	41,069	40,558	121,836	114,782
Income before income taxes	1,587	2,689	3,566	9,763
Income tax expense	136	9	418	201
Net income	1,451	2,680	3,148	9,562
Preferred stock dividends	(117)	(118)	(353)	(364)
Net income applicable to common shareholders	$1,334	$2,562	$2,795	$9,198

Earnings per common share (basic)	$.06	$.12	$.13	$.43
Earnings per common share (diluted)	$.06	$.12	$.13	$.42

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,451	$2,680	$3,148	$9,562
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(7,103)	(3,912)	2,627	(16,921)
Related income tax effect	2,487	1,369	(919)	5,922
Less: reclassification adjustment for net realized gains included in net income (1)	(848)	(2,283)	(1,441)	(8,415)
Related income tax effect (2)	296	799	504	2,945
Net effect on other comprehensive income (loss)	(5,168)	(4,027)	771	(16,469)
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	-	-	-	141
Related income tax effect	-	-	-	(49)
Net effect on other comprehensive income (loss)	-	-	-	92
Total other comprehensive income (loss), net of tax	(5,168)	(4,027)	771	(16,377)
Total comprehensive income (loss)	$(3,717)	$(1,347)	$3,919	$(6,815)

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2014	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	-	-	-	3,148	-	-	-	3,148
Other comprehensive income, net of tax	-	-	-	-	771	-	-	771
Dividends on common stock	-	-	-	(422)	-	-	-	(422)
Dividends accrued on preferred stock	-	-	-	(353)	-	-	-	(353)
Restricted stock grants	-	-	328	-	-	(559)	231	-
Amortization of unearned compensation	-	-	-	-	-	480	-	480
Purchase of shares for treasury	-	-	-	-	-	-	(2,440)	(2,440)
Issuance of shares under stock plans	-	-	42	-	-	-	29	71
Balance, September 30, 2014	$65	$22,401	$57,473	$21,111	$6,975	$(564)	$(5,279)	$102,182

Nine Months Ended September 30, 2013
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$-	$(2,107)	$105,736
Net income	-	-	-	9,562	-	-	-	9,562
Other comprehensive loss, net of tax	-	-	-	-	(16,377)	-	-	(16,377)
Preferred stock redeemed	(5)	-	(495)	-	-	-	-	(500)
Dividends on common stock	-	-	-	(423)	-	-	-	(423)
Dividends accrued on preferred stock	-	-	-	(364)	-	-	-	(364)
Restricted stock grants	-	-	393	-	-	(704)	311	-
Amortization of unearned compensation	-	-	-	-	-	137	-	137
Purchase of shares for treasury	-	-	-	-	-	-	(867)	(867)
Issuance of shares under stock plans	-	-	18	-	-	-	108	126
Balance, September 30, 2013	$65	$22,401	$57,096	$17,396	$3,194	$(567)	$(2,555)	$97,030

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,148	$9,562
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	8,060	7,862
Acquisition costs deferred	(7,543)	(9,418)
Realized investment gains, net	(1,441)	(8,415)
Gain on purchase of debt securities (Note 3)	(750)	-
Increase in insurance reserves	3,191	12,646
Compensation expense related to share awards	480	137
Depreciation and amortization	675	450
Deferred income tax expense	335	28
Increase in receivables, net	(5,976)	(5,870)
(Decrease) increase in other liabilities	(1,788)	519
Other, net	(164)	49
Net cash (used in) provided by operating activities	(1,773)	7,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	53,534	107,681
Investments purchased	(55,051)	(95,004)
Additions to property and equipment	(3,777)	(262)
Net cash (used in) provided by investing activities	(5,294)	12,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for debt securities (Note 3)	(6,750)	-
Redemption of Series D preferred stock	-	(500)
Payment of dividends on common stock	(422)	(423)
Proceeds from shares issued under stock plans	71	126
Purchase of shares for treasury	(2,440)	(867)
Net cash used in financing activities	(9,541)	(1,664)

Net (decrease) increase in cash and cash equivalents	(16,608)	18,301
Cash and cash equivalents at beginning of period	33,102	18,951
Cash and cash equivalents at end of period	$16,494	$37,252

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,296	$1,522
Cash paid for income taxes	$442	$486

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company’s financial condition and results of operations as of and for the three month and nine month periods ended September 30, 2014 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2014 or for any other future period.

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

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and nine month periods ended September 30, 2014 and 2013.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
American Southern	$14,819	$14,994	$43,167	$40,231
Bankers Fidelity	26,909	28,036	81,040	83,097
Corporate and Other	928	217	1,195	1,217
Total revenue	$42,656	$43,247	$125,402	$124,545

Income Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
American Southern	$1,500	$1,912	$3,695	$6,531
Bankers Fidelity	1,051	2,445	3,833	7,169
Corporate and Other	(964)	(1,668)	(3,962)	(3,937)
Income before income taxes	$1,587	$2,689	$3,566	$9,763

Note 3.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2014 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2014	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance September 30, 2014	$18,042	$15,696
Net balance December 31, 2013	$18,042	$23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures. Consideration tendered, upon settlement, was $6,750 plus accrued interest resulting in a gain of $750 recognized in other income on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2014.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 4.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,451	20,768
Less preferred stock dividends	(117)	-
Net income applicable to common shareholders	$1,334	20,768	$.06

	Three Months Ended September 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,680	21,299
Less preferred stock dividends	(118)	-
Net income applicable to common shareholders	2,562	21,299	$.12
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	118	1,629
Net income applicable to common shareholders	$2,680	22,928	$.12

	Nine Months Ended September 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$3,148	20,885
Less preferred stock dividends	(353)	-
Net income applicable to common shareholders	$2,795	20,885	$.13

	Nine Months Ended September 30, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$9,562	21,250
Less preferred stock dividends	(364)	-
Net income applicable to common shareholders	9,198	21,250	$.43
Diluted Earnings Per Common Share:
Effect of dilutive stock options	-	19
Effect of Series D preferred stock	364	1,629
Net income applicable to common shareholders	$9,562	22,898	$.42

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for the three month and nine month periods ended September 30, 2014 since its impact would have been antidilutive.

Note 5.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Federal income tax provision at statutory rate of 35%	$555	$941	$1,248	$3,417
Dividends-received deduction	(27)	(41)	(88)	(119)
Small life insurance company deduction	(114)	(107)	(275)	(185)
Other permanent differences	17	9	36	27
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(365)	(799)	(573)	(2,945)
Adjustment for prior years’ estimates to actual	70	6	70	6
Income tax expense	$136	$9	$418	$201

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current - Federal	$(46)	$76	$83	$173
Deferred - Federal	547	732	908	2,973
Change in deferred tax asset valuation allowance	(365)	(799)	(573)	(2,945)
Total	$136	$9	$418	$201

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2014 and 2013 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.   The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve. The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $70 and $6 in the three month and nine month periods ended September 30, 2014 and 2013, respectively.

Note 6.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 7.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2014 and December 31, 2013.

Investments were comprised of the following:

	September 30, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,497	$711	$104	$32,890
Obligations of states and political subdivisions	5,203	588	-	4,615
Corporate securities:
Utilities and telecom	13,726	2,103	-	11,623
Financial services	56,370	3,113	269	53,526
Other business – diversified	74,696	2,467	909	73,138
Other consumer – diversified	28,811	272	1,061	29,600
Total corporate securities	173,603	7,955	2,239	167,887
Redeemable preferred stocks:
Financial services	605	5	-	600
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	797	5	-	792
Total fixed maturities	213,100	9,259	2,343	206,184
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,499	535	-	964
Financial services	5,934	590	-	5,344
Other business – diversified	207	160	-	47
Other consumer – diversified	8,143	2,529	-	5,614
Total equity securities	15,783	3,814	-	11,969
Other invested assets	3,064	-	-	3,064
Policy loans	2,206	-	-	2,206
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$235,429	$13,073	$2,343	$224,699

	December 31, 2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	$576	$210	$16,874
Obligations of states and political subdivisions	7,611	402	17	7,226
Corporate securities:
Utilities and telecom	16,532	1,353	7	15,186
Financial services	50,531	1,736	320	49,115
Other business – diversified	70,326	870	2,906	72,362
Other consumer – diversified	36,712	391	1,745	38,066
Total corporate securities	174,101	4,350	4,978	174,729
Redeemable preferred stocks:
Financial services	2,159	4	41	2,196
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	2,351	4	41	2,388
Total fixed maturities	201,303	5,332	5,246	201,217
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,474	510	-	964
Financial services	5,761	514	560	5,807
Other business – diversified	178	131	-	47
Other consumer – diversified	14,477	8,863	-	5,614
Total equity securities	21,890	10,018	560	12,432
Other invested assets	2,123	-	-	2,123
Policy loans	2,369	-	-	2,369
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$228,961	$15,350	$5,806	$219,417

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2014 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Carrying Value	Amortized Cost
Due in one year or less	$1,000	$1,001
Due after one year through five years	15,053	14,407
Due after five years through ten years	116,074	113,310
Due after ten years	63,936	60,885
Varying maturities	17,037	16,581
Totals	$213,100	$206,184

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,497	$32,890	$607	$17,240	$16,874	$366
Obligations of states and political subdivisions	5,203	4,615	588	7,611	7,226	385
Utilities and telecom	15,225	12,587	2,638	18,006	16,150	1,856
Financial services	62,909	59,470	3,439	58,451	57,118	1,333
Other business – diversified	74,903	73,185	1,718	70,504	72,409	(1,905)
Other consumer – diversified	37,146	35,406	1,740	51,381	43,872	7,509
Other investments	6,546	6,546	-	5,768	5,768	-
Investments	$235,429	$224,699	$10,730	$228,961	$219,417	$9,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,326	$62	$2,679	$42	$15,005	$104
Corporate securities	44,814	765	18,518	1,474	63,332	2,239
Total temporarily impaired securities	$57,140	$827	$21,197	$1,516	$78,337	$2,343

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,326	$210	$-	$-	$8,326	$210
Obligations of states and political subdivisions	1,018	17	-	-	1,018	17
Corporate securities	92,049	3,714	6,938	1,264	98,987	4,978
Redeemable preferred stocks	704	41	-	-	704	41
Common and non-redeemable preferred stocks	3,724	560	-	-	3,724	560
Total temporarily impaired securities	$105,821	$4,542	$6,938	$1,264	$112,759	$5,806

The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

The following is a summary of investment impairments the Company recorded due to other than temporary declines in values for the three month and nine month periods ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Common and non-redeemable preferred stocks	$196	$-	$196	$-

During the three month and nine month periods ended September 30, 2014, the Company recorded a $196 realized loss due to other than temporary impairments in certain of its investments in non-redeemable preferred stocks. There were no impairments recorded during the three month and nine month periods ended September 30, 2013.

As of September 30, 2014, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2014.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include substantially all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2014 and December 31, 2013, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,155 and $1,991, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$210,945	$2,155	$213,100
Equity securities	10,140	5,643	-	15,783
Cash equivalents	13,712	-	-	13,712
Total	$23,852	$216,588	$2,155	$242,595

As of December 31, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$199,312	$1,991	$201,303
Equity securities	16,406	5,484	-	21,890
Cash equivalents	31,618	-	-	31,618
Total	$48,024	$204,796	$1,991	$254,811

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2014.

Fixed Maturities
Balance, December 31, 2013	$1,991
Total unrealized gains included in other comprehensive income	65
Balance, March 31, 2014	2,056
Total unrealized gains included in other comprehensive income	61
Balance, June 30, 2014	2,117
Total unrealized gains included in other comprehensive income	38
Balance, September 30, 2014	$2,155

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$16,494	$16,494	$33,102	$33,102
Fixed maturities	(1)	213,100	213,100	201,303	201,303
Equity securities	(1)	15,783	15,783	21,890	21,890
Other invested assets	Level 3	3,064	3,064	2,123	2,123
Policy loans	Level 2	2,206	2,206	2,369	2,369
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	41,238	41,238

(1)	See Note 7 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 9.	Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of September 30, 2014 and December 31, 2013, and the changes in the balance of each component thereof during the nine month period ended September 30, 2014, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2013	$6,204
Other comprehensive income before reclassifications	1,708
Amounts reclassified from accumulated other comprehensive income	(937)
Net current-period other comprehensive income	771
Balance, September 30, 2014	$6,975

Note 10.	Subsequent Event

On October 28, 2014, the Company’s board of directors declared a special dividend of $0.02 per share that is payable on or about December 5, 2014, to shareholders of record as of the close of business on November 14, 2014.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2014. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. During the three month period ended September 30, 2014, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and nine month periods ended September 30, 2014 and the comparable periods in 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Insurance premiums	$38,337	$38,385	$115,211	$107,777
Investment income	2,678	2,534	7,875	8,213
Realized investment gains, net	848	2,283	1,441	8,415
Other income	793	45	875	140
Total revenue	42,656	43,247	125,402	124,545
Insurance benefits and losses incurred	27,094	26,786	80,991	75,147
Commissions and underwriting expenses	10,238	10,396	30,219	30,081
Other expense	3,349	2,934	9,375	8,097
Interest expense	388	442	1,251	1,457
Total benefits and expenses	41,069	40,558	121,836	114,782
Income before income taxes	$1,587	$2,689	$3,566	$9,763
Net income	$1,451	$2,680	$3,148	$9,562

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

A reconciliation of net income to operating income (loss) for the three month and nine month periods ended September 30, 2014 and the comparable periods in 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income to non-GAAP Measurement	2014	2013	2014	2013
	(In thousands)
Net income	$1,451	$2,680	$3,148	$9,562
Income tax expense	136	9	418	201
Realized investment gains, net	(848)	(2,283)	(1,441)	(8,415)
Gain on purchase of debt securities (1)	(750)	-	(750)	-
Operating income (loss)	$(11)	$406	$1,375	$1,348

(1)	Gain from the purchase of $7.5 million of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). See Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements.

On a consolidated basis, the Company had net income of $1.5 million, or $0.06 per diluted share, for the three month period ended September 30, 2014, compared to net income of $2.7 million, or $0.12 per diluted share, for the three month period ended September 30, 2013.  The Company had net income of $3.1 million, or $0.13 per diluted share, for the nine month period ended September 30, 2014, compared to net income of $9.6 million, or $0.42 per diluted share, for the nine month period ended September 30, 2013.  Premium revenue for the three month period ended September 30, 2014 decreased slightly from the comparable 2013 period.  For the nine month period ended September 30, 2014, premium revenue increased $7.4 million, or 6.9%, to $115.2 million from the comparable 2013 period.  The decrease in premium revenue for the three month period ended September 30, 2014 was primarily attributable to declining first year premiums in the life and health operations.  The increase in premium revenue for the nine month period ended September 30, 2014 was primarily due to an increase in commercial automobile earned premiums in the property and casualty operations resulting from a significant state contract which incepted in the second quarter of 2013. The decrease in net income for the three month and nine month periods ended September 30, 2014 was primarily due to a decrease in realized investment gains.  During the three month and nine month periods ended September 30, 2014, realized investment gains decreased by $1.4 million and $7.0 million, respectively, as the Company sold several higher yielding longer-term investments in 2013 in order to shorten the average maturity of its investment portfolio.  The Company had a small operating loss in the three month period ended September 30, 2014 compared to operating income of $0.4 million in the three month period ended September 30, 2013.  The decrease in operating income for the three month period ended September 30, 2014 was attributable to higher losses in the property and casualty operations, increases in agency and underwriting related expenses, including increased hiring to support worksite product initiatives as well as amortization of unearned compensation from stock awards.  Operating income increased to $1.4 million in the nine month period ended September 30, 2014 from $1.3 million in the comparable period of 2013.  The increase in operating income for the nine month period ended September 30, 2014 was due primarily to increased profitability in the life and health operations resulting from more favorable loss experience in the nine month period ended September 30, 2014 as compared to the same period in 2013. Partially offsetting the increase in operating income was an increase in agency and underwriting related expense as well as increased compensation expense from stock awards, both described previously.  Further, investment income decreased during the nine month period ended September 30, 2014 from the comparable period in 2013 due to the sale of several of the Company’s higher yielding longer-term investments in 2013, also discussed previously.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2014 and the comparable periods in 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Gross written premiums	$9,293	$10,919	$43,452	$48,009
Ceded premiums	(1,445)	(1,856)	(4,694)	(5,703)
Net written premiums	$7,848	$9,063	$38,758	$42,306
Net earned premiums	$13,191	$13,137	$39,142	$33,418
Net loss and loss adjustment expenses	9,530	9,154	29,207	21,533
Underwriting expenses	3,789	3,929	10,265	12,167
Underwriting income (loss)	$(128)	$54	$(330)	$(282)
Loss ratio	72.3%	69.7%	74.6%	64.4%
Expense ratio	28.7	29.9	26.2	36.4
Combined ratio	101.0%	99.6%	100.8%	100.8%

Gross written premiums at American Southern decreased $1.6 million, or 14.9%, during the three month period ended September 30, 2014, and $4.6 million, or 9.5%, during the nine month period ended September 30, 2014, from the comparable periods in 2013.  The decrease in gross written premiums in both the three month and nine month periods ended September 30, 2014 was primarily attributable to a decrease in commercial automobile written premiums resulting from the cancellation by the company of an agency due to unfavorable loss experience.  During the three month and nine month periods ended September 30, 2014, gross written premiums from this agency decreased $1.6 million and $7.1 million, respectively, from the comparable periods in 2013.  Partially offsetting the decrease was an increase in commercial automobile and property business from new and existing programs in both periods.

Ceded premiums decreased $0.4 million, or 22.1%, during the three month period ended September 30, 2014, and $1.0 million, or 17.7%, during the nine month period ended September 30, 2014, from the comparable periods in 2013.  American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  However, the change in ceded premiums during the nine month period ended September 30, 2014 was disproportionate to the increase in earned premiums due to the execution of a separate reinsurance agreement to specifically reinsure the commercial automobile business in a state contract awarded to American Southern in the second quarter of 2013.  Otherwise, the decrease in ceded premiums for the three month and nine month periods ended September 30, 2014 was primarily attributable to the decline in commercial automobile earned premiums resulting from the agency cancellation discussed previously.  Commercial automobile business generally has higher contractual reinsurance cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2014 and the comparable periods in 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Commercial automobile	$9,486	$9,714	$28,176	$23,711
General liability	940	964	2,807	2,589
Property	972	742	2,700	1,941
Surety	1,793	1,717	5,459	5,177
Total	$13,191	$13,137	$39,142	$33,418

Net earned premiums increased slightly during the three month period ended September 30, 2014, and $5.7 million, or 17.1%, during the nine month period ended September 30, 2014, over the comparable periods in 2013.  The increase in net earned premiums for the three month period ended September 30, 2014 was primarily due to increases in property and surety earned premiums partially offset by a decrease in commercial automobile business resulting from the agency cancellation discussed previously.  The increase in net earned premiums for the nine month period ended September 30, 2014 was primarily attributable to the increase in commercial automobile earned premiums from the state contract referenced previously.  Also contributing were increases in general liability, property and surety earned premiums resulting from both new and existing programs.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

Net loss and loss adjustment expenses at American Southern increased $0.4 million, or 4.1%, during the three month period ended September 30, 2014, and $7.7 million, or 35.6%, during the nine month period ended September 30, 2014, over the comparable periods in 2013.  As a percentage of premiums, net loss and loss adjustment expenses were 72.3% in the three month period ended September 30, 2014, compared to 69.7% in the three month period ended September 30, 2013.  For the nine month period ended September 30, 2014, this ratio increased to 74.6% from 64.4% in the comparable period of 2013.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2014 was primarily due to increased losses, which were anticipated, in the commercial automobile line of business resulting from the state contract referenced previously.  Also contributing to the increase in the loss ratio were increased losses from other commercial automobile programs as well as higher claims in the property and surety lines of business.

Underwriting expenses decreased $0.1 million, or 3.6%, during the three month period ended September 30, 2014, and $1.9 million, or 15.6%, during the nine month period ended September 30, 2014, from the comparable periods in 2013.  As a percentage of premiums, underwriting expenses were 28.7% in the three month period ended September 30, 2014, compared to 29.9% in the three month period ended September 30, 2013.  For the nine month period ended September 30, 2014, this ratio decreased to 26.2% from 36.4% in the comparable period of 2013.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2014 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. During the three month and nine month periods ended September 30, 2014, these commissions at American Southern decreased $0.1 million and $2.0 million, respectively, from the comparable periods in 2013 due to unfavorable loss experience.  Also contributing to the decrease in the 2014 year to date expense ratio was the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2014 and the comparable periods in 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Medicare supplement	$21,218	$21,276	$64,118	$62,340
Other health products	1,183	1,174	3,556	3,484
Life insurance	2,745	2,798	8,395	8,535
Total earned premiums	25,146	25,248	76,069	74,359
Insurance benefits and losses	17,564	17,632	51,784	53,614
Underwriting expenses	8,294	7,960	25,423	22,315
Total expenses	25,858	25,592	77,207	75,929
Underwriting loss	$(712)	$(344)	$(1,138)	$(1,570)
Loss ratio	69.8%	69.8%	68.1%	72.1%
Expense ratio	33.0	31.5	33.4	30.0
Combined ratio	102.8%	101.3%	101.5%	102.1%

Premium revenue at Bankers Fidelity decreased $0.1 million during the three month period ended September 30, 2014 from the three month period ended September 30, 2013, and increased $1.7 million, or 2.3%, during the nine month period ended September 30, 2014, over the comparable period in 2013.  Premiums from the Medicare supplement line of business decreased slightly during the three month period ended September 30, 2014 from the three month period ended September 30, 2013, and increased $1.8 million, or 2.9%, during the nine month period ended September 30, 2014 over the comparable period in 2013.  The decrease in Medicare supplement premiums for the three month period ended September 30, 2014 was primarily attributable to declining first year premiums.  The increase in Medicare supplement premiums for the nine month period ended September 30, 2014 was primarily due to the implementation of rate increases on renewal business.  Other health product premiums increased slightly during the same comparable periods, primarily as a result of new sales of the company’s short-term care products.  Premiums from the life insurance line of business decreased $0.1 million, or 1.9% during the three month period ended September 30, 2014, and $0.1 million, or 1.6%, during the nine month period ended September 30, 2014 from the comparable 2013 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses decreased slightly during the three month period ended September 30, 2014, and $1.8 million, or 3.4%, during the nine month period ended September 30, 2014, from the comparable periods in 2013.  As a percentage of premiums, benefits and losses were 69.8% in both the three month periods ended September 30, 2014 and 2013.  For the nine month period ended September 30, 2014, this ratio decreased to 68.1% from 72.1% in the comparable period of 2013.  The decrease in the loss ratio for the nine month period ended September 30, 2014 was primarily attributable to more favorable loss experience in the Medicare supplement line of business as well as the implementation of rate increases on renewed policies.

Underwriting expenses increased $0.3 million, or 4.2%, during the three month period ended September 30, 2014, and $3.1 million, or 13.9%, during the nine month period ended September 30, 2014, over the comparable periods in 2013.  As a percentage of premiums, underwriting expenses were 33.0% in the three month period ended September 30, 2014, compared to 31.5% in the three month period ended September 30, 2013.  For the nine month period ended September 30, 2014, this ratio increased to 33.4% from 30.0% in the comparable period of 2013.  The increase in the expense ratio for the three month and nine month periods ended September 30, 2014 was primarily attributable to increases in agency and underwriting related expenses including increased hiring to support worksite product initiatives.  Partially offsetting the increase in expense ratios for the three month and nine month periods ended September 30, 2014 was a decrease in general advertising expenses as well as a decrease in consulting fees resulting from less utilization of external actuaries in the development of the company’s worksite products.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.1 million, or 5.7%, during the three month period ended September 30, 2014, over the three month period ended September 30, 2013, and decreased $0.3 million, or 4.1%, during the nine month period ended September 30, 2014, from the comparable period in 2013.  The increase in investment income for the three month period ended September 30, 2014 was primarily due to a higher average balance of fixed maturities held by the Company in the 2014 third quarter as compared to the same period of 2013.  The decrease in investment income for the nine month period ended September 30, 2014 was primarily attributable to sales during 2013 of a number of the Company’s higher yielding, longer-term fixed maturities due to management’s decision to shorten the average maturity in the portfolio.

The Company had net realized investment gains of $0.8 million during the three month period ended September 30, 2014, compared to net realized investment gains of $2.3 million in the three month period ended September 30, 2013.  The Company had net realized investment gains of $1.4 million during the nine month period ended September 30, 2014, compared to net realized investment gains of $8.4 million in the nine month period ended September 30, 2013.   The net realized investment gains in the three month and nine month periods ended September 30, 2014 resulted from the disposition of several of the Company’s investments in fixed maturities. The net realized investment gains in the three month and nine month periods ended September 30, 2013 was primarily due to the sale of a number of the Company’s investments in longer-term fixed maturities described above.  During the three month and nine month periods ended September 30, 2014, the Company recorded investment impairments due to other than temporary declines in values of $0.2 million on certain of its investments in non-redeemable preferred stocks.  While the impairments did not impact the carrying value of the investments, they resulted in realized losses which reduced reported realized investment gains.  There were no impairments recorded during the three month and nine month periods ended September 30, 2013.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 12.2%, during the three month period ended September 30, 2014, and $0.2 million, or 14.1%, during the nine month period ended September 30, 2014, from the comparable periods in 2013.  The decrease in interest expense for the three month period ended September 30, 2014 was primarily attributable to a decrease in the outstanding amount of Junior Subordinated Debentures.  On August 4, 2014, the Company acquired $7.5 million of principal amount Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in lower interest expense in the 2014 third quarter and year to date periods. The decrease in interest expense for the nine month period ended September 30, 2014 was also primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms.  The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%.  As a result of interest rates remaining below the LIBOR floor, the Company was making payments to Wells Fargo under the interest rate collar through the maturity date.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.3 million, or 1.9%, during the three month period ended September 30, 2014, and $1.4 million, or 3.7%, during the nine month period ended September 30, 2014, over the comparable periods in 2013.  The increase in other expenses for the three month and nine month periods ended September 30, 2014 was primarily attributable to increases in agency and underwriting related expenses including increased hiring to support worksite product initiatives, amortization of deferred acquisition costs exceeding deferrals due to lower levels of new business as well as amortization of unearned compensation from stock awards in the past twelve month period.  Further, during the nine month period ended September 30, 2014, there was an increase in severance expense related to an increase in the number of employee separations as compared to the same period in 2013.  Partially offsetting the increase in other expenses for the three month and nine month periods ended September 30, 2014 was a decrease in commission accruals at American Southern due to recent increased loss experience.  During the three month and nine month periods ended September 30, 2014, these commissions at American Southern decreased $0.1 million and $2.0 million, respectively, from the comparable periods in 2013.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 35.4% in the three month period ended September 30, 2014 from 34.7% in the three month period ended September 30, 2013.  For the nine month period ended September 30, 2014, this ratio decreased to 34.4% from 35.4% in the comparable period of 2013. The increase in the expense ratio for the three month period ended September 30, 2014 was primarily attributable to the increase in agency and underwriting related expenses as well as increased compensation expense from stock awards discussed previously.  The decrease in the expense ratio for the nine month period ended September 30, 2014 was primarily due to the reduction in commission accruals at American Southern.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2014 and 2013 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the change in deferred tax asset valuation allowance.  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.  The change in deferred tax asset valuation allowance was due to the unanticipated utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year, after the Company’s tax return for the previous year is filed with the IRS.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At September 30, 2014, the Parent had approximately $19.5 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.9 million for the nine month period ended September 30, 2014 compared to statutory net income of $5.9 million for the nine month period ended September 30, 2013.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2014, American Southern had $38.9 million of statutory surplus and Bankers Fidelity had $33.9 million of statutory surplus. In 2014, dividend payments by the Parent’s insurance subsidiaries in excess of $7.1 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  It is anticipated that this agreement will provide the Parent with additional funds from profitable subsidiaries due to the subsidiaries' use of the Parent’s operating and capital loss carryforwards which totaled approximately $0.1 million and $4.6 million, respectively, at September 30, 2014.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2014, the effective interest rate was 4.3%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2014, the Company had 65,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,629,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2014, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.4 million.

Cash and cash equivalents decreased from $33.1 million at December 31, 2013 to $16.5 million at September 30, 2014. The decrease in cash and cash equivalents during the nine month period ended September 30, 2014 was primarily attributable to net cash used in operating activities of $1.8 million, additions to property and equipment of $3.8 million, dividends paid on the Company’s common stock of $0.4 million, the purchase of Junior Subordinated Debentures for treasury for $6.8 million and the purchase of shares for treasury for $2.4 million.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 6, 2014, the Board of Directors of the Company approved a plan that allows for the repurchase of up to 750,000 shares of the Company's common stock (the "Repurchase Plan") on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2014	43,309	$4.04	43,309	663,329
August 1 – August 31, 2014	53,385	4.20	53,385	609,944
September 1 – September 30, 2014	133,932	3.94	133,932	476,012
Total	230,626	$4.02	230,626

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 12, 2014	By:	/s/ John G. Sample, Jr.
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