Form 10-K
period 2014-12-31
ATLANTIC AMERICAN CORP
filed 2015-03-27
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒No ☐

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
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,958,941. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 17, 2015 there were 20,582,006 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Property Insurance policies provide for payment of losses on business personal property caused by fire or other multiple perils.

Surety Bonds are contracts under which one party, the insurance company issuing the surety bond, guarantees to a third party that the primary party will fulfill an obligation in accordance with a contractual agreement. This obligation may involve meeting a contractual commitment, paying a debt or performing certain duties.

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers business personal property, inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2014	2013
	(In thousands)
Automobile liability	$26,438	$24,259
Automobile physical damage	11,633	8,365
General liability	3,577	3,521
Property	3,697	2,699
Surety	7,309	7,007
Total	$52,654	$45,851

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 89.2% of Bankers Fidelity’s net earned premiums in 2014 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2014, 80.9% were health insurance policies and 19.1% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2014	2013
	(In thousands)
Life insurance	$10,887	$11,139
Medicare supplement	85,197	83,979
Other accident and health	4,750	4,661
Total health insurance	89,947	88,640
Total	$100,834	$99,779

Life Insurance products include non-participating individual term and whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including issue age, level of coverage and selected riders or options.

Medicare Supplement Insurance includes 8 of the 11 standardized Medicare supplement policies created under the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

Other Accident and Health Insurance coverages include several policies providing for the payment of standard benefits in connection with the treatment of diagnosed cancer and other critical illnesses, as well as a number of other policies providing nursing facility care, accident expense, hospital indemnity and disability coverages.

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with oversight from management. Senior management carefully reviews all new programs prior to acceptance. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations and there can be no assurance with respect to ultimate profitability or that the company can obtain or retain such business at the time of a specific contract renewal.

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents. The three channels utilized include traditional independent agents, broker-agents typically interested in a specific product of Bankers Fidelity and special market agents who promote workplace, association and/or branded products.

Bankers Fidelity has implemented an agent qualification process and had 2,440 licensed agents as of December 31, 2014. The agents generally concentrate their sales activities in both the accident and health or life insurance product lines. During 2014, approximately 693 of the licensed agents wrote policies on behalf of Bankers Fidelity.

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

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and coverage limits. Approximately 95% of the annualized premiums for both life and health insurance sold during 2014 were derived from insurance written on a non-medical basis. For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with coverage amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates. Bankers Fidelity retains a maximum coverage amount of $100,000 with respect to any individual life policy (see “Reinsurance”).

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2014	2013
	(In thousands)
Balance at January 1	$63,018	$62,873
Less: Reinsurance receivable on unpaid losses	(14,314)	(18,743)
Net balance at January 1	48,704	44,130

Incurred related to:
Current year	104,225	97,904
Prior years(1)	(483)	(1,657)
Total incurred	103,742	96,247

Paid related to:
Current year	72,443	66,705
Prior years	27,680	24,968
Total paid	100,123	91,673
Net balance at December 31	52,323	48,704
Plus: Reinsurance receivable on unpaid losses	14,302	14,314
Balance at December 31	$66,625	$63,018
(1)	Favorable loss development from property and casualty operations for the years ended December 31, 2014 and 2013 was $0.2 million and $2.5 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2014, approximately 83% of the reserves related to property and casualty losses and approximately 17% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2014 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$20,397	$15,111	$35,508
Personal automobile/physical damage	1,333	329	1,662
General & other liability	2,299	7,711	10,010
Other lines (including life)	4,310	3,462	7,772
Medicare supplement	127	9,508	9,635
Unallocated loss adjustment reserves	—	2,038	2,038
Total reserves for losses and claims	$28,466	$38,159	$66,625

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2014 actuarial review indicated that reserves could be as much as 12.5% lower or as much as 10.7% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2004 through 2014. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” for each year represents the aggregate change in such year’s estimates through the end of 2014. Furthermore, the amount of the redundancy for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies based on the data in the following table is not possible.

	Year Ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004
	(Dollars In thousands)
Reserve for Losses and LAE	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310

Cumulative paid as of:
One year later		21,577	25,352	18,959	15,183	10,486	13,627	11,630	18,010	14,254	16,521
Two years later			37,128	34,805	25,333	17,462	19,003	21,187	24,793	23,967	24,217
Three years later				41,967	34,266	23,231	22,197	23,993	29,338	27,235	28,775
Four years later					37,720	29,254	24,016	25,733	30,853	29,179	31,019
Five years later						31,125	28,898	27,160	31,486	30,629	31,594
Six years later							30,286	31,659	32,415	30,961	32,149
Seven years later								32,489	35,695	31,346	32,248
Eight years later									36,277	33,776	32,403
Nine years later										33,874	34,237
Ten years later											34,244

Ultimate losses and LAE reestimated as of:
End of year	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593	$42,310
One year later		47,169	47,639	44,180	39,999	32,563	31,649	33,663	35,590	34,897	37,280
Two years later			49,966	46,109	38,859	30,562	28,386	29,903	34,163	32,929	34,108
Three years later				48,386	39,153	30,288	27,570	29,077	33,499	31,560	33,338
Four years later					41,339	31,798	28,169	29,162	32,753	32,043	33,370
Five years later						33,508	30,883	30,156	33,049	32,085	33,090
Six years later							31,696	33,091	33,933	32,192	32,960
Seven years later								33,804	36,262	31,836	32,986
Eight years later									36,817	34,167	32,726
Nine years later										34,384	34,587
Ten years later											34,621

Cumulative redundancy		$4,031	$2,798	$1,092	$4,753	$8,740	$13,232	$10,190	$8,838	$9,209	$7,689
		7.9%	5.3%	2.2%	10.3%	20.7%	29.5%	23.2%	19.4%	21.1%	18.2%

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2014, $19.0 million of the $258.0 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products with a focus on the senior market. Bankers Fidelity believes that its primary competitors are Americo Life, GTL, Lincoln Heritage, Medico, Monumental, Mutual of Omaha, New Era, Standard Life, Transamerica and United Healthcare. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

American Southern. American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company, are each, as of the date of this report, rated “A” (Excellent) by A.M. Best.

Bankers Fidelity. Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company, are each, as of the date of this report, rated “A-” (Excellent) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2014, securities with an amortized cost of $10.6 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2014, American Southern and Bankers Fidelity Life Insurance Company were both individually within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2014, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	14.1%	$17,240	7.6%
States, municipalities and political subdivisions	11,459	4.8	7,611	3.3
Public utilities	8,101	3.4	7,620	3.3
All other corporate bonds	160,630	66.8	166,481	72.7
Redeemable preferred stock	800	0.3	2,351	1.0
Total fixed maturities(1)	214,888	89.4	201,303	87.9
Common and non-redeemable preferred stocks(2)	18,924	7.9	21,890	9.6
Policy loans(3)	2,202	0.9	2,369	1.0
Other invested assets(4)	2,995	1.3	2,123	0.9
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.6
Total investments	$240,285	100.0%	$228,961	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $207.6 million as of December 31, 2014 and $201.2 million as of December 31, 2013.
(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $12.0 million as of December 31, 2014 and $12.4 million as of December 31, 2013.
(3)	Policy loans are valued at historical cost.
(4)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $3.0 million as of December 31, 2014 and $2.1 million as of December 31, 2013.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Average investments(1)	$246,508	$241,278
Net investment income	9,831	10,335
Average yield on investments	4.0%	4.3%
Realized investment gains, net	1,571	8,741
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, diversification and higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 145 people at December 31, 2014. Of the 145 people employed at December 31, 2014, 139 were full-time.

Financial Information by Industry Segment

Each of American Southern and Bankers Fidelity operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. See Note 13 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2014, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	52	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	58	Senior Vice President, CFO and Secretary	2002

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

Forward-Looking Statements

Certain of the statements contained herein are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments. The forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the occurrence or outcome of various factors. These factors include, among others: significant changes in general economic conditions; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition and results of operations could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements contained herein. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 17, 2015, there were 3,516 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low
2014
1st quarter	$4.13	$3.50
2nd quarter	4.02	3.23
3rd quarter	4.38	3.63
4th quarter	4.05	3.50
2013
1st quarter	$3.45	$2.52
2nd quarter	4.19	3.01
3rd quarter	4.05	3.54
4th quarter	4.13	3.64

During 2014, the Company paid an annual cash dividend of $0.02 per share and a special cash dividend of $0.02 per share. In addition, on March 25, 2015, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on April 13, 2015. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2014, the Parent held unrestricted cash and investment balances of approximately $19.7 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. In 2015, dividend payments to the Parent by the insurance subsidiaries in excess of $7,640 would require prior approval.

Issuer Purchases of Equity Securities

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2014	13,939	$4.01	13,939	462,073
November 1 – November 30, 2014	9,440	3.89	9,440	452,633
December 1 – December 31, 2014	17,982	3.94	17,982	434,651
Total	41,361	$3.95	41,361

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 31% of the Company’s total liabilities at December 31, 2014. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2014, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2014 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2014. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2014 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 33% of the Company’s total liabilities at December 31, 2014. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 9% of the Company’s total assets at December 31, 2014. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at December 31, 2014. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 81% of the Company’s total assets at December 31, 2014. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all investments as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.2 million at December 31, 2014. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 14 of the accompanying notes to consolidated financial statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2014	2013
	(In thousands)
Revenue
Property and Casualty:
American Southern	$57,636	$53,938
Life and Health:
Bankers Fidelity	107,046	110,069
Corporate and Other	1,639	1,362
Total revenue	$166,321	$165,369
Income (loss) before income taxes
Property and Casualty:
American Southern	$5,012	$7,630
Life and Health:
Bankers Fidelity	5,153	9,262
Corporate and Other	(5,261)	(5,686)
Income before income taxes	$4,904	$11,206
Net income	$4,430	$11,022

Management also considers and evaluates performance by analyzing the non-GAAP measure, operating income, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment and other gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income is as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Reconcilation of Net Income to non-GAAP Measurement

Net income	$4,430	$11,022
Income tax expense	474	184
Realized investment gains, net	(1,571)	(8,741)
Gain on purchase of debt securities(1)	(750)	—
Operating income	$2,583	$2,465
(1)	Gain from the purchase of $7.5 million of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). See Note 6 of Notes to Consolidated Financial Statements.

On a consolidated basis, the Company had net income of $4.4 million, or $0.19 per diluted share, in 2014, compared to net income of $11.0 million, or $0.48 per diluted share, in 2013. The decrease in net income during 2014 was primarily due to a decrease in realized investment gains. In 2014, realized investments gains decreased by $7.2 million as the Company sold several higher yielding, longer-term investments in 2013 in order to shorten the average maturity of its investment portfolio. Operating income was $2.6 million in 2014 compared to $2.5 million in 2013. The slight increase in operating income during 2014 was primarily attributable to increased profitability in the property and casualty operations as well as lower interest expense due to both the expiration in March 2013 of an interest rate collar and the decrease in August 2014 of the outstanding balance of the Company’s Junior Subordinated Debentures. Partially offsetting the increase in operating income were increases in agency and underwriting related expenses, including increased hiring to support worksite product and distribution initiatives as well as the amortization of unearned compensation from stock awards. Further, investment income also decreased due not only to the sale of the higher yielding, longer-term investments in 2013 discussed previously but also the reinvestment of such proceeds at lower interest rates.

Total revenue was $166.3 million in 2014 as compared to $165.4 million in 2013. Premium revenue increased to $153.5 million in 2014 from $145.6 million in 2013. The increase in premium revenue was primarily attributable to an increase in commercial automobile earned premiums in the property and casualty operations resulting from a significant state contract which incepted in 2013. Also included in total revenue were net realized investment gains of $1.6 million in 2014 compared to net realized investment gains of $8.7 million in 2013. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $161.4 million in 2014 as compared to $154.2 million in 2013. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 95.8% and 96.8% in 2014 and 2013, respectively.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Gross written premiums	$56,165	$58,327
Ceded premiums	(5,847)	(7,553)
Net written premiums	$50,318	$50,774
Net earned premiums	$52,654	$45,851
Net losses and loss adjustment expenses	38,179	30,197
Underwriting expenses	14,445	16,111
Underwriting income (loss)	$30	$(457)
Loss ratio	72.5%	65.9%
Expense ratio	27.4	35.1
Combined ratio	99.9%	101.0%

Gross written premiums at American Southern decreased $2.2 million, or 3.7%, during 2014 as compared to 2013. The decrease in gross written premiums was primarily attributable to a decrease of $11.0 million in commercial automobile written premiums resulting from the cancellation of an agency in 2014 due to unfavorable loss experience. Partially offsetting the decrease in gross written premiums in 2014 were increases in commercial automobile and property business from new and existing programs. In an effort to increase gross written premiums, diversify its business and offset the decrease in business writings from cancelled agencies, American Southern continually evaluates new underwriting programs. In both 2014 and 2013, American Southern’s five principal states in terms of written premiums were Alabama, Florida, Georgia, South Carolina, and Texas, which accounted for approximately 70% and 67% of total written premiums for 2014 and 2013, respectively.

Ceded premiums decreased $1.7 million, or 22.6%, during 2014 as compared to 2013. American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease. However, the change in ceded premiums was disproportionate to the increase in earned premiums due to the execution of a separate reinsurance agreement to specifically reinsure the commercial automobile business in a state contract awarded to American Southern in 2013. Otherwise, the decrease in ceded premiums during 2014 was primarily attributable to the decline in commercial automobile earned premiums from the agency cancellation discussed previously.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2014	2013
	(In thousands)
Automobile liability	$26,438	$24,259
Automobile physical damage	11,633	8,365
General liability	3,577	3,521
Property	3,697	2,699
Surety	7,309	7,007
Total	$52,654	$45,851

Net earned premiums increased $6.8 million, or 14.8%, during 2014 as compared to 2013. The increase in net earned premiums was primarily attributable to the increase in commercial automobile earned premiums from the state contract referenced previously. Also contributing were increases in general liability, property and surety earned premiums from both new and existing programs. Partially offsetting the increase in net earned premiums was the decrease in commercial automobile business from the agency cancellation discussed previously. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern increased $8.0 million, or 26.4%, during 2014 as compared to 2013. As a percentage of premiums, net losses and loss adjustment expenses were 72.5% in 2014 compared to 65.9% in 2013. The increase in the loss ratio was due to increased losses, which were anticipated, in the commercial automobile line of business primarily from the state contract referenced previously. Also contributing to the increase in the loss ratio were increased losses in all other primary lines of business during 2014 as compared to 2013.

Underwriting expenses decreased $1.7 million, or 10.3%, during 2014 as compared to 2013. As a percentage of premiums, underwriting expenses were 27.4% in 2014 compared to 35.1% in 2013. The decrease in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. In 2014, these commission accruals at American Southern decreased $1.6 million as compared to 2013 due to unfavorable loss experience. Also contributing to the decrease in the expense ratio was the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2014, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 14.1% lower or as much as 12.0% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2014 and 2013 were $0.2 million and $2.5 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2014 was $2.3 million less than that in 2013. After considering the impact on contingent commissions and other related accruals, the $2.3 million decrease in the redundancy resulted in a decrease in income from operations before tax of approximately $1.4 million in 2014 as compared to 2013. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. Approximately 57% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Medicare supplement	$85,197	$83,979
Other health products	4,750	4,661
Life insurance	10,887	11,139
Total earned premiums	100,834	99,779

Insurance benefits and losses	68,016	70,175
Underwriting expenses	33,877	30,632
Total expenses	101,893	100,807
Underwriting loss	$(1,059)	$(1,028)
Loss ratio	67.5%	70.3%
Expense ratio	33.6	30.7
Combined ratio	101.1%	101.0%

Premium revenue at Bankers Fidelity increased $1.1 million, or 1.1%, during 2014 as compared to 2013. Premiums from the Medicare supplement line of business increased $1.2 million, or 1.5%, in 2014 as compared to 2013, due primarily to the implementation of rate increases on renewal business, as appropriate. Other health product premiums increased $0.1 million, or 1.9%, during 2014 as compared to 2013, primarily as a result of new sales of the company’s short-term care products. Premiums from the life insurance line of business decreased $0.3 million, or 2.3%, in 2014 from 2013 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. In 2014, the company’s five principal states in terms of premium revenue were Georgia, Indiana, Ohio, Pennsylvania, and Tennessee, which accounted for approximately 44% of total premiums for 2014. The company’s five principal states in terms of premium revenue in 2013 were Georgia, Missouri, Indiana, Ohio and Pennsylvania, and accounted for approximately 46% of the total premiums in that period.

Benefits and losses decreased $2.2 million, or 3.1%, during 2014 as compared to 2013. As a percentage of premiums, benefits and losses were 67.5% in 2014 compared to 70.3% in 2013. The decrease in the loss ratio was primarily attributable to more favorable loss experience in the Medicare supplement line of business.

Underwriting expenses increased $3.2 million, or 10.6%, during 2014 as compared to 2013. As a percentage of earned premiums, these expenses were 33.6% in 2014 compared to 30.7% in 2013. The increase in the expense ratio was primarily attributable to increases in agency and underwriting related expenses, including increased hiring to support worksite product and distribution initiatives. Partially offsetting the increase in the expense ratio was a decrease in general advertising expenses as well as a decrease in actuarial consulting fees due to less utilization of consulting actuaries in the development of the company’s worksite products.

Investment Income and Realized Gains

Investment income decreased $0.4 million, or 4.1%, in 2014 as compared to 2013. The decrease in investment income was primarily attributable to sales during 2013 of a number of the Company’s higher yielding, longer-term fixed maturities due to management’s decision to shorten the average maturity of the portfolio. The Company generally has not been able to reinvest the proceeds from such sales at equivalent interest rates.

The Company had net realized investment gains of $1.6 million in 2014 compared to net realized investment gains of $8.7 million in 2013. The net realized investment gains in 2014 resulted from the disposition of several of the Company’s investments in fixed maturities. The net realized investment gains in 2013 were primarily due to the sale of a number of the Company’s investments in longer-term fixed maturities discussed previously. During 2014, the Company recorded investment impairments due to other than temporary declines in values of $0.2 million on certain of its investments in non-redeemable preferred stocks. While the impairments did not impact the carrying value of these investments, they resulted in realized losses which reduced reported realized gains. There were no impairments recorded in 2013. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased $0.3 million, or 15.3%, in 2014 as compared to 2013. The decrease in interest expense was primarily due to the termination of the Company’s zero cost interest rate collar with Wells Fargo Bank, National Association (“Wells Fargo”) on March 4, 2013, the stated maturity date, by its terms. The interest rate collar had a London Interbank Offered Rate (“LIBOR”) floor of 4.77%. As a result of interest rates remaining below the LIBOR floor, the Company was making payments to Wells Fargo under the interest rate collar through the maturity date. Also contributing to the decrease in interest expense was a decrease in the outstanding amount of Junior Subordinated Debentures. On August 4, 2014, the Company acquired $7.5 million of principal amount Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in prospectively lower interest expense.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.7 million, or 3.3%, in 2014 as compared to 2013. The increase in other expenses was primarily attributable to increases in agency and underwriting related expenses in the life and health operations, amortization of deferred acquisition costs exceeding deferrals due to lower levels of new business as well as the increase of $0.4 million in amortization of unearned compensation from stock awards. Further, there was also an increase in severance expense of $0.1 million related to an increase in the number of employee separations in 2014 as compared to 2013. Partially offsetting the increase in other expenses was the $1.6 million decrease in commission accruals at American Southern due to recent increased loss experience. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company. During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase. As a percentage of earned premiums, other expenses were 34.9% in 2014 as compared with 35.6% in 2013. The decrease in the expense ratio was primarily due to the decrease in commission accruals at American Southern discussed previously.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2014, the Parent had approximately $19.7 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2014, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $73.0 million. Dividends were paid to Atlantic American by its subsidiaries totaling $6.5 million and $6.6 million in 2014 and 2013, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries for these services were $7.5 million and $6.3 million in 2014 and 2013, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $4.7 million and $2.6 million were paid to the Parent under the tax sharing agreements in 2014 and 2013, respectively. As a result of the Parent’s tax loss, it is anticipated that the tax sharing agreements will continue to provide the Parent with additional funds to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2014, the effective interest rate was 4.29%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2014, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company redeemed 10,000 shares of the Series D Preferred Stock in 2014 and 5,000 shares of the Series D Preferred Stock in 2013 at the stated value of $100 per share, for aggregate payments of $1.0 million and $0.5 million, respectively. As of December 31, 2014 and 2013, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 and $20,945, respectively. In each of 2014 and 2013, the Company paid $0.5 million in Series D Preferred Stock dividends.

Cash and cash equivalents decreased from $33.1 million at December 31, 2013 to $16.4 million at December 31, 2014. The decrease in cash and cash equivalents during 2014 was primarily attributable to an increased level of investing exceeding normal sales and maturities, additions to property and equipment of $4.1 million, the purchase of Junior Subordinated Debentures for treasury for $6.8 million, the redemption of 10,000 shares of the Series D Preferred Stock for $1.0 million, dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million and $0.5 million, respectively, and the purchase of shares for treasury for $2.6 million. Partially offsetting the decrease was the net cash provided by operations of $4.5 million during 2014.

The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it expects to receive from its subsidiaries and, if needed, additional borrowings from financial institutions, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

New Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, the Company attempts, in establishing its premiums, to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income. To date, inflation has not had a material effect on the Company’s results of operations in any of the periods presented.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited Schedules II, III, IV and VI. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 27, 2015

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$16,375	$33,102
Investments	240,285	228,961
Receivables:
Reinsurance	14,348	14,314
Insurance premiums and other, net of allowance for doubtful accounts of $439 and $339 in 2014 and 2013, respectively	10,728	9,343
Deferred income taxes, net	—	363
Deferred acquisition costs	26,981	27,509
Other assets	5,747	3,245
Intangibles	2,544	2,544
Total assets	$317,008	$319,381

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$164,094	$162,373
Accounts payable and accrued expenses	13,586	14,843
Deferred income taxes, net	1,395	—
Junior subordinated debenture obligations, net (Note 6)	33,738	41,238
Total liabilities	212,813	218,454
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 55,000 and 65,000 shares issued and outstanding in 2014 and 2013, respectively; $5,500 and $6,500 redemption value in 2014 and 2013, respectively	55	65
Common stock, $1 par, 50,000,000 shares authorized;
22,400,894 shares issued; 20,600,039 and 21,117,874 shares outstanding in 2014 and 2013, respectively	22,401	22,401
Additional paid-in capital	56,491	57,103
Retained earnings	21,866	18,738
Accumulated other comprehensive income	9,279	6,204
Unearned stock grant compensation	(460)	(485)
Treasury stock, at cost, 1,800,855 and 1,283,020 shares in 2014 and
2013, respectively	(5,437)	(3,099)
Total shareholders’ equity	104,195	100,927
Total liabilities and shareholders’ equity	$317,008	$319,381

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums	$153,488	$145,630
Investment income	10,367	10,809
Realized investment gains, net	1,571	8,741
Other income (Note 6)	895	189
Total revenue	166,321	165,369

Benefits and expenses:
Insurance benefits and losses incurred	106,195	100,372
Commissions and underwriting expenses	40,923	40,556
Interest expense	1,607	1,898
Other expense	12,692	11,337
Total benefits and expenses	161,417	154,163

Income before income taxes	4,904	11,206
Income tax expense	474	184
Net income	4,430	11,022
Preferred stock dividends	(468)	(482)
Net income applicable to common shareholders	$3,962	$10,540
Basic earnings per common share	$.19	$.50
Diluted earnings per common share	$.19	$.48

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Net income	$4,430	$11,022
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	6,302	(11,965)
Related income tax effect	(2,206)	4,188
Less: reclassification adjustment for net realized gains included in net income(1)	(1,571)	(8,741)
Related income tax effect(2)	550	3,059
Net effect on other comprehensive income (loss)	3,075	(13,459)
Derivative financial instrument:
Fair value adjustment to derivative financial instrument	—	141
Related income tax effect	—	(49)
Net effect on other comprehensive income (loss)	—	92
Total other comprehensive income (loss), net of tax	3,075	(13,367)
Total comprehensive income (loss)	$7,505	$(2,345)
(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2012	$70	$22,401	$57,180	$8,621	$19,571	$—	$(2,107)	$105,736
Net income	—	—	—	11,022	—	—	—	11,022
Other comprehensive loss, net of tax	—	—	—	—	(13,367)	—	—	(13,367)
Preferred stock redeemed	(5)	—	(495)	—	—	—	—	(500)
Dividends on common stock	—	—	—	(423)	—	—	—	(423)
Dividends on preferred stock	—	—	—	(482)	—	—	—	(482)
Restricted stock grants	—	—	393	—	—	(704)	311	—
Amortization of unearned compensation	—	—	—	—	—	219	—	219
Purchase of 371,220 shares for treasury	—	—	—	—	—	—	(1,416)	(1,416)
Issuance of 72,552 shares under stock plans	—	—	25	—	—	—	113	138
Balance, December 31, 2013	65	22,401	57,103	18,738	6,204	(485)	(3,099)	100,927
Net income	—	—	—	4,430	—	—	—	4,430
Other comprehensive income, net of tax	—	—	—	—	3,075	—	—	3,075
Preferred stock redeemed	(10)	—	(990)	—	—	—	—	(1,000)
Dividends on common stock	—	—	—	(834)	—	—	—	(834)
Dividends on preferred stock	—	—	—	(468)	—	—	—	(468)
Restricted stock grants	—	—	328	—	—	(559)	231	—
Amortization of unearned compensation	—	—	—	—	—	584	—	584
Purchase of 687,964 shares for treasury	—	—	—	—	—	—	(2,603)	(2,603)
Issuance of 21,629 shares under stock plans	—	—	50	—	—	—	34	84
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,430	$11,022
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	10,678	8,960
Acquisition costs deferred	(10,150)	(10,336)
Realized investment gains, net	(1,571)	(8,741)
Gain on purchase of debt securities (Note 6)	(750)	—
Increase in insurance reserves and policyholder funds	1,721	7,815
Compensation expense related to share awards	584	219
Depreciation and amortization	932	600
Deferred income tax expense (benefit)	102	(329)
(Increase) decrease in receivables, net	(1,419)	1,448
(Decrease) increase in other liabilities	(47)	2,292
Other, net	(57)	70
Net cash provided by operating activities	4,453	13,020

Cash flows from investing activities:
Proceeds from investments sold	75,441	108,745
Proceeds from investments matured, called or redeemed	1,916	11,414
Investments purchased	(82,836)	(112,466)
Additions to property and equipment	(4,127)	(1,338)
Acquisition of Bankers Fidelity Assurance, net of $1,317 acquired	—	(2,540)
Net cash (used in) provided by investing activities	(9,606)	3,815

Cash flows from financing activities:
Payment for debt securities (Note 6)	(6,750)	—
Redemption of Series D preferred stock	(1,000)	(500)
Payment of dividends on Series D preferred stock	(471)	(483)
Payment of dividends on common stock	(834)	(423)
Proceeds from shares issued under stock plans	84	138
Purchase of shares for treasury	(2,603)	(1,416)
Net cash used in financing activities	(11,574)	(2,684)

Net (decrease) increase in cash	(16,727)	14,151
Cash and cash equivalents at beginning of year	33,102	18,951
Cash and cash equivalents at end of year	$16,375	$33,102

Supplemental cash flow information:
Cash paid for interest	$1,649	$1,961
Cash paid for income taxes	$445	$536

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

At December 31, 2014, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (“BFAC”) (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. BFAC was acquired on December 18, 2013. The results of operations of BFAC are included from the date of acquisition. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Intangibles

Intangibles consist of goodwill and other indefinite-lived intangibles. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. Other indefinite-lived intangibles represent the value of licenses acquired in the 2013 acquisition of BFAC (Note 16) and are not amortized. The Company periodically reviews its goodwill and other indefinite-lived intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded intangibles was identified during the periods presented.

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $2,214 at December 31, 2014. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

Income Taxes

Deferred income taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates as those changes are enacted. The provision for income taxes represents the total amount of income taxes due related to the current year, plus the change in deferred income taxes during the year. A valuation allowance is recognized if, based on management’s assessment of the relevant facts, it is more likely than not that some portion of a deferred tax asset will not be realized.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities with original maturities of three months or less from date of purchase.

Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary

Items (“ASU 2015-01”). The main objective of ASU 2015-01 is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. Presently, if an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. Although the amendments in ASU 2015-01 will eliminate requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-01 effective January 1, 2014. Since ASU 2015-01 was a disclosure only update, its adoption did not have a material impact on the Company’s financial condition or results of operations.

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

Note 2.   Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2014 and December 31, 2013.

Investments were comprised of the following:

	2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$1,459	$30	$32,469
Obligations of states and political subdivisions	11,459	681	—	10,778
Corporate securities:
Utilities and telecom	13,980	2,355	—	11,625
Financial services	59,224	3,404	588	56,408
Other business – diversified	70,139	2,076	1,830	69,893
Other consumer – diversified	25,388	332	547	25,603
Total corporate securities	168,731	8,167	2,965	163,529
Redeemable preferred stocks:
Financial services	608	8	—	600
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	800	8	—	792
Total fixed maturities	214,888	10,315	2,995	207,568
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,403	439	—	964
Financial services	6,083	739	—	5,344
Other business – diversified	226	179	—	47
Other consumer – diversified	11,212	5,598	—	5,614
Total equity securities	18,924	6,955	—	11,969
Other invested assets	2,995	—	—	2,995
Policy loans	2,202	—	—	2,202
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$240,285	$17,270	$2,995	$226,010

	2013
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$17,240	$576	$210	$16,874
Obligations of states and political subdivisions	7,611	402	17	7,226
Corporate securities:
Utilities and telecom	16,532	1,353	7	15,186
Financial services	50,531	1,736	320	49,115
Other business – diversified	70,326	870	2,906	72,362
Other consumer – diversified	36,712	391	1,745	38,066
Total corporate securities	174,101	4,350	4,978	174,729
Redeemable preferred stocks:
Financial services	2,159	4	41	2,196
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	2,351	4	41	2,388
Total fixed maturities	201,303	5,332	5,246	201,217
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,474	510	—	964
Financial services	5,761	514	560	5,807
Other business – diversified	178	131	—	47
Other consumer – diversified	14,477	8,863	—	5,614
Total equity securities	21,890	10,018	560	12,432
Other invested assets	2,123	—	—	2,123
Policy loans	2,369	—	—	2,369
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$228,961	$15,350	$5,806	$219,417

Bonds having an amortized cost of $10,615 and $10,101 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2014 and 2013, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of December 31, 2014 and 2013.

	2014			2013
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$32,469	$1,429	$17,240	$16,874	$366
Obligations of states and political subdivisions	11,459	10,778	681	7,611	7,226	385
Utilities and telecom	15,383	12,589	2,794	18,006	16,150	1,856
Financial services	65,915	62,352	3,563	58,451	57,118	1,333
Other business – diversified	70,365	69,940	425	70,504	72,409	(1,905)
Other consumer – diversified	36,792	31,409	5,383	51,381	43,872	7,509
Other investments	6,473	6,473	—	5,768	5,768	—
Investments	$240,285	$226,010	$14,275	$228,961	$219,417	$9,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2014 and 2013.

	2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,695	$7	$2,692	$23	$6,387	$30
Corporate securities	43,996	1,604	9,293	1,361	53,289	2,965
Total temporarily impaired securities	$47,691	$1,611	$11,985	$1,384	$59,676	$2,995
	2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$8,326	$210	$—	$—	$8,326	$210
Obligations of states and political subdivisions	1,018	17	—	—	1,018	17
Corporate securities	92,049	3,714	6,938	1,264	98,987	4,978
Redeemable preferred stocks	704	41	—	—	704	41
Common and non-redeemable preferred stocks	3,724	560	—	—	3,724	560
Total temporarily impaired securities	$105,821	$4,542	$6,938	$1,264	$112,759	$5,806

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

During the years ended December 31, 2014 and 2013, the Company recorded impairments related to the following investments.

	2014	2013
Common and non-redeemable preferred stocks	$196	$—

As of December 31, 2014, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,416 related to investments in fixed maturities in the oil and gas industry. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2014.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2014 and 2013, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,214 and $1,991, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$212,674	$2,214	$214,888
Equity securities	13,148	5,776	—	18,924
Cash equivalents	15,009	—	—	15,009
Total	$28,157	$218,450	$2,214	$248,821

As of December 31, 2013, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$199,312	$1,991	$201,303
Equity securities	16,406	5,484	—	21,890
Cash equivalents	31,618	—	—	31,618
Total	$48,024	$204,796	$1,991	$254,811

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2013 to December 31, 2014.

	Fixed Maturities	Derivative (Liability)
Balance, January 1, 2013	$2,124	$(141)
Total unrealized gains (losses) included in comprehensive income	(133)	141
Balance, December 31, 2013	1,991	—
Total unrealized gains included in comprehensive income	223	—
Balance, December 31, 2014	$2,214	$—

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

The amortized cost and carrying value of fixed maturities at December 31, 2014 and 2013 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	2014		2013
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,000	$1,000	$—	$—
Due after one year through five years	16,523	15,891	11,709	11,097
Due after five years through ten years	114,620	112,381	108,358	107,846
Due after ten years	64,990	61,704	76,882	77,884
Varying maturities	17,755	16,592	4,354	4,390
Totals	$214,888	$207,568	$201,303	$201,217

Investment income was earned from the following sources:

	2014	2013
Fixed maturities	$9,720	$9,890
Equity securities	510	632
Other	137	287
Total investment income	10,367	10,809
Less investment expenses, included in other expenses	(536)	(474)
Net investment income	$9,831	$10,335

A summary of realized investment gains (losses) follows:

	2014
	Fixed Maturities	Equity Securities	Total
Gains	$2,449	$—	$2,449
Losses	(665)	(213)	(878)
Realized investment gains, net	$1,784	$(213)	$1,571
	2013
	Fixed Maturities	Equity Securities	Total
Gains	$8,521	$293	$8,814
Losses	(45)	(28)	(73)
Realized investment gains, net	$8,476	$265	$8,741

Proceeds from the sales of investments were as follows:

	2014	2013
Fixed maturities	$75,244	$107,728
Equity securities	—	972
Other investments	197	45
Total proceeds	$75,441	$108,745

The Company’s bond portfolio included 83% investment grade securities, as defined by the NAIC, at December 31, 2014.

Note 3.   Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses.

			Amount of Insurance In Force, Net
	2014	2013	2014	2013
Future policy benefits
Life insurance policies:
Ordinary	$53,555	$52,915	$235,856	$237,694
Mass market	2,475	2,715	3,148	3,504
Individual annuities	130	135	—	—
	56,160	55,765	$239,004	$241,198
Accident and health insurance policies	14,685	14,099
	70,845	69,864
Unearned premiums	24,544	27,415
Losses, claims and loss adjustment expenses	66,625	63,018
Other policy liabilities	2,080	2,076
Total insurance reserves and policyholder funds	$164,094	$162,373

Annualized premiums for accident and health insurance policies were $88,956 and $91,359 at December 31, 2014 and 2013, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% for 2013 to 2014 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2014	2013
Balance at January 1	$63,018	$62,873
Less: Reinsurance receivable on unpaid losses	(14,314)	(18,743)
Net balance at January 1	48,704	44,130

Incurred related to:
Current year	104,225	97,904
Prior years	(483)	(1,657)
Total incurred	103,742	96,247

Paid related to:
Current year	72,443	66,705
Prior years	27,680	24,968
Total paid	100,123	91,673
Net balance at December 31	52,323	48,704
Plus: Reinsurance receivable on unpaid losses	14,302	14,314
Balance at December 31	$66,625	$63,018

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2014	2013
Total incurred claims	$103,742	$96,247
Cash surrender value and matured endowments	1,574	1,215
Benefit reserve changes	879	2,910
Total insurance benefits and losses incurred	$106,195	$100,372

Note 4.   Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2014. Reinsurance receivables of $1,218 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $12,986 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2014	2013
Direct premiums written	$138,276	$141,313
Assumed premiums written	18,231	16,702
Ceded premiums written	(5,890)	(7,607)
Net premiums written	$150,617	$150,408

Direct premiums earned	$141,212	$141,720
Assumed premiums earned	18,166	11,517
Ceded premiums earned	(5,890)	(7,607)
Net premiums earned	$153,488	$145,630

Provision for benefits and losses incurred	$110,912	$105,828
Reinsurance loss recoveries	(4,717)	(5,456)
Insurance benefits and losses incurred	$106,195	$100,372

Components of reinsurance receivables were as follows:

	2014	2013
Receivable on unpaid losses	$14,302	$14,314
Receivable on paid losses	46	—
Total reinsurance receivables	$14,348	$14,314

Note 5.   Income Taxes

Total income taxes were allocated as follows:

	2014	2013
Total tax expense on income	$474	$184

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	1,656	(7,247)
Fair value adjustment to derivative financial instrument	—	49
Total tax expense (benefit) on shareholders’ equity	1,656	(7,198)
Total tax expense (benefit)	$2,130	$(7,014)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2014	2013
Federal income tax provision at statutory rate of 35%	$1,717	$3,922
Dividends-received deduction	(115)	(149)
Small life insurance company deduction	(600)	(586)
Other	53	50
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	(651)	(3,059)
Adjustment for prior years’ estimates to actual	70	6
Income tax expense	$474	$184

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

Deferred tax liabilities and assets at December 31, 2014 and 2013 were comprised of the following:

	2014	2013
Deferred tax liabilities:
Deferred acquisition costs	$(2,832)	$(3,766)
Deferred and uncollected premiums	(704)	(734)
Net unrealized investment gains	(4,997)	(3,341)
Other	(37)	(8)
Total deferred tax liabilities	(8,570)	(7,849)
Deferred tax assets:
Net operating loss carryforwards	20	844
Insurance reserves	4,676	5,109
Capital loss carryforwards	—	2,177
Impaired assets	1,474	1,406
Alternative minimum tax credit	239	309
Bad debts and other	766	576
Total deferred tax assets	7,175	10,421
Asset valuation allowance	—	(2,209)
Net deferred tax asset (liability)	$(1,395)	$363

The components of income tax expense were:

	2014	2013
Current - Federal	$372	$513
Deferred - Federal	753	2,730
Change in deferred tax asset valuation allowance	(651)	(3,059)
Total	$474	$184

As of December 31, 2014, the Company had regular federal net operating loss carryforwards (“NOLs”) of approximately $58 expiring in 2032. Currently, the Company believes that deferred income tax benefits relating to the NOLs will be realized. However, expected realization of the NOLs is assessed periodically based on the Company’s then current and anticipated results of operations, and amounts could increase or decrease if estimates of future taxable income change.

At December 31, 2013, a valuation allowance of $2,209 was established against deferred income tax benefits relating primarily to capital loss carryforwards that may not be realized. During 2014, the valuation allowance was decreased to zero. The decrease was primarily due to the write off of certain expired capital loss carryforward benefits that had been previously reserved for through an existing valuation allowance.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2014 and 2013, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2014	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2014	$18,042	$15,696
Net balance December 31, 2013	$18,042	$23,196
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic	Atlantic
	American	American
	Corporation	Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures. Consideration tendered, upon settlement, was $6,750 plus accrued interest resulting in a gain of $750 recognized in other income on the accompanying consolidated statements of operations in 2014.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.   Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,229 and $1,215 in 2014 and 2013, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2015	$896
2016	435
2017	446
2018	457
2019	193
Thereafter	—
Total	$2,427

Note 8.   Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2014, a total of 148,500 restricted shares, with an estimated fair value of $559, were issued to officers under the 2012 Plan. In 2013, a total of 200,000 restricted shares, with an estimated fair value of $704, were issued to officers and directors under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2014 and 2013 was based on the common stock price at date of grant.

A summary of the status of the Company’s stock options at December 31, 2014 and 2013 is as follows:

	2014		2013
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	—	$—	77,000	$1.59
Options exercised	—	—	(62,500)	1.59
Options canceled or expired	—	—	(14,500)	1.59
Options outstanding, end of year	—	—	—	—
Options available for future grant	1,651,500		1,800,000

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2014 and 2013 was $186 and $173, respectively, and consisted of a contribution equal to 50% of up to the first 4% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2014 and 2013 of $391 and $369, respectively. The employer match and safe harbor contribution were made in cash.

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

Note 9.   Preferred Stock

The Company had 55,000 and 65,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2014 and 2013, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company redeemed 10,000 shares of the Series D Preferred Stock in 2014 and 5,000 shares of the Series D Preferred Stock in 2013 at the stated value of $100 per share, for aggregate payments of $1,000 and $500, respectively. As of December 31, 2014 and 2013, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 and $21, respectively. During 2014 and 2013, the Company paid Series D Preferred Stock dividends of $471 and 483, respectively.

Note 10.   Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,430	20,818
Less preferred stock dividends	(468)	—
Net income applicable to common shareholders	$3,962	20,818	$.19
	For the Year Ended December 31, 2013
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$11,022	21,236
Less preferred stock dividends	(482)	—
Net income applicable to common shareholders	10,540	21,236	$.50
Diluted Earnings Per Common Share
Effect of dilutive stock options	—	10
Effect of Series D Preferred Stock	482	1,629
Net income applicable to common shareholders	$11,022	22,875	$.48

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2014 since its impact would have been antidilutive.

Note 11.   Statutory Reporting

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2014	2013
Life and Health, net income	$2,738	$3,013
Property and Casualty, net income	4,813	6,224
Statutory net income	$7,551	$9,237

Life and Health, surplus	$34,004	$34,530
Property and Casualty, surplus	39,012	39,092
Statutory surplus	$73,016	$73,622

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,468 and $6,646 in 2014 and 2013, respectively, from its subsidiaries. In 2015, dividend payments to the Parent by the insurance subsidiaries in excess of $7,640 would require prior approval.

Note 12.   Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2014, two members of the Company’s board of directors, including our chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder, who is also a member of the Company’s board of directors.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2014 and 2013, the Company paid $852 and $864, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 9). During the years ended December 31, 2014 and 2013, the Company paid this entity $471 and $483, respectively, in dividends on the Series D Preferred Stock. During the years ended December 31, 2014 and 2013, the Company redeemed $1,000 and $500, respectively, of the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2014 and 2013, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2014 and 2013 was $9,242 and $12,942, respectively.

Note 13.   Segment Information

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

	2014
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$52,654	$100,834	$—	$—	$153,488
Insurance benefits and losses incurred	38,179	68,016	—	—	106,195
Expenses deferred	(7,845)	(2,305)	—	—	(10,150)
Amortization and depreciation expense	8,646	2,457	507	—	11,610
Other expenses	13,644	33,725	15,601	(9,208)	53,762
Total expenses	52,624	101,893	16,108	(9,208)	161,417
Underwriting income (loss)	30	(1,059)
Investment income	4,447	5,507	2,152	(1,739)	10,367
Other income	8	11	7,595	(7,469)	145
Operating income (loss)	4,485	4,459	(6,361)	—	2,583
Net realized gains	527	694	350	—	1,571
Gain on purchase of debt securities (Note 6)	—	—	750	—	750
Income (loss) before income taxes	$5,012	$5,153	$(5,261)	$—	$4,904
Total revenues	$57,636	$107,046	$10,847	$(9,208)	$166,321
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$129,517	$161,729	$139,271	$(113,509)	$317,008
	2013
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$45,851	$99,779	$—	$—	$145,630
Insurance benefits and losses incurred	30,197	70,175	—	—	100,372
Expenses deferred	(7,106)	(3,230)	—	—	(10,336)
Amortization and depreciation expense	7,440	2,120	—	—	9,560
Other expenses	15,777	31,742	15,076	(8,028)	54,567
Total expenses	46,308	100,807	15,076	(8,028)	154,163
Underwriting loss	(457)	(1,028)
Investment income	4,308	5,920	2,338	(1,757)	10,809
Other income	12	40	6,408	(6,271)	189
Operating income (loss)	3,863	4,932	(6,330)	—	2,465
Net realized gains	3,767	4,330	644	—	8,741
Income (loss) before income taxes	$7,630	$9,262	$(5,686)	$—	$11,206
Total revenues	$53,938	$110,069	$9,390	$(8,028)	$165,369
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$126,861	$156,484	$141,304	$(105,268)	$319,381

Note 14.   Disclosures About Fair Value of Financial Instruments

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

		2014		2013
	Level in Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$16,375	$16,375	$33,102	$33,102
Fixed maturities	(1)	214,888	214,888	201,303	201,303
Equity securities	(1)	18,924	18,924	21,890	21,890
Other invested assets	Level 3	2,995	2,995	2,123	2,123
Policy loans	Level 2	2,202	2,202	2,369	2,369
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	41,238	41,238
(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

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

Note 15.   Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of December 31, 2014 and 2013, and the changes in the balance of each component thereof during 2014.

Unrealized Gains on Available- for-Sale Securities
Balance, December 31, 2013	$6,204
Other comprehensive income before reclassifications	4,096
Amounts reclassified from accumulated other comprehensive income	(1,021)
Net current-period other comprehensive income	3,075
Balance, December 31, 2014	$9,279

Note 16.   Acquisitions

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2014.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 5, 2015, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2014, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,651,500
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	1,651,500
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

Schedule II -Condensed financial information of the registrant
Schedule III -Supplementary insurance information of the registrant
Schedule IV -Reinsurance information for the registrant
Schedule VI -Supplemental information concerning property-casualty insurance operations of the registrant

Schedules other than those listed above are omitted as they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto. Columns omitted from schedules filed have been omitted because the information is not applicable.

3.	Exhibits *:
3.1	-	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].
3.2	-	Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.2 to the registrant’s Form 10-K for the year ended December 31, 2008].
10.01	-	Management Agreement between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company dated July 1, 1993 [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].
10.02	-	Tax allocation agreement dated January 28, 1994, between registrant and registrant’s subsidiaries [incorporated by reference to Exhibit 10.44 to the registrant’s Form 10-K for the year ended December 31, 1993].
10.03**	-	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].
10.04**	-	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to registrant’s Form 10-Q for the quarter ended March 31, 2013].
10.05**	-	Summary Terms of Consulting Arrangement between Bankers Fidelity Life Insurance Company and William H. Whaley, M.D. [incorporated by reference to Exhibit 10.06 to the registrant’s Form 10-K for the year ended December 31, 2010].
10.06	-	Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007 [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2007].
10.07	-	First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].
14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	-	Subsidiaries of the registrant.
23.1	-	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.
*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.
**	Management contract, compensatory plan or arrangement required to be filed pursuant to Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2015
HILTON H. HOWELL, JR.

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015
JOHN G. SAMPLE, JR.

/s/ Edward E. Elson	Director	March 27, 2015
EDWARD E. ELSON

/s/ Robin R. Howell	Director	March 27, 2015
ROBIN R. HOWELL

/s/ Samuel E. Hudgins	Director	March 27, 2015
SAMUEL E. HUDGINS

/s/ Harriett J. Robinson	Director	March 27, 2015
HARRIETT J. ROBINSON

/s/ Joseph M. Scheerer	Director	March 27, 2015
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 27, 2015
SCOTT G. THOMPSON

/s/ William H. Whaley, M.D.	Director	March 27, 2015
WILLIAM H. WHALEY, M.D.

/s/ Dom H. Wyant	Director	March 27, 2015
DOM H. WYANT

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2014	2013
	(In thousands)
Cash and cash equivalents	$5,947	$13,936
Investments	13,766	18,043
Investment in subsidiaries	113,509	105,268
Investments in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	2,271	4,530
Other assets	5,113	2,676
Total assets	$141,844	$145,691

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$2,055	$297
Other payables	1,856	3,229
Junior subordinated debentures	33,738	41,238

Total liabilities	37,649	44,764

Shareholders’ equity	104,195	100,927
Total liabilities and shareholders’ equity	$141,844	$145,691

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,469	$6,271
Distributed earnings from subsidiaries	6,468	6,646
Other	1,622	1,330
Total revenue	15,559	14,247

GENERAL AND ADMINISTRATIVE EXPENSES	12,478	11,106

INTEREST EXPENSE	1,607	1,898
	1,474	1,243
INCOME TAX BENEFIT(1)	(2,040)	(4,504)
	3,514	5,747
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	916	5,275
NET INCOME	$4,430	$11,022
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,430	$11,022
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(350)	(644)
Gain on purchase of debt securities (Note 6)	(750)	—
Depreciation and amortization	507	117
Compensation expense related to share awards	584	219
Equity in undistributed earnings of consolidated subsidiaries	(916)	(5,275)
Decrease (increase) in intercompany taxes	2,259	(2,541)
Deferred income tax expense (benefit)	102	(329)
(Decrease) increase in other liabilities	(164)	846
Other, net	4	161
Net cash provided by operating activities	5,706	3,576

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	2,106	5,568
Investments purchased	—	(4,438)
Capital contribution to subsidiaries	(100)	(200)
Additions to property and equipment	(4,127)	(1,192)
Net cash used in investing activities	(2,121)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for debt securities (Note 6)	(6,750)	—
Redemption of Series D preferred stock	(1,000)	(500)
Payment of dividends on Series D preferred stock	(471)	(483)
Payment of dividends on common stock	(834)	(423)
Proceeds from shares issued under stock plans	84	138
Purchase of shares for treasury	(2,603)	(1,416)
Net cash used in financing activities	(11,574)	(2,684)

Net (decrease) increase in cash	(7,989)	630
Cash and cash equivalents at beginning of year	13,936	13,306
Cash and cash equivalents at end of year	$5,947	$13,936

Supplemental disclosure:
Cash paid for interest	$1,649	$1,961
Cash paid for income taxes	$445	$536
Intercompany tax settlement from subsidiaries	$4,695	$2,574

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2014:
Bankers Fidelity	$24,360	$82,453		$3,884	$2,080
American Southern	2,621	55,017		20,660	—
	$26,981	$137,470	(1)	$24,544	$2,080

December 31, 2013:
Bankers Fidelity	$24,275	$81,682		$4,419	$2,076
American Southern	3,234	51,200		22,996	—
	$27,509	$132,882	(2)	$27,415	$2,076
(1)	Includes future policy benefits of $70,845 and losses and claims of $66,625.
(2)	Includes future policy benefits of $69,864 and losses and claims of $63,018.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2014:
Bankers Fidelity	$100,834	$4,989	$68,016	$2,220	$31,657	$—
American Southern	52,654	4,429	38,179	8,458	5,987	50,318
Other	—	413	—	—	6,900	—
	$153,488	$9,831	$106,195	$10,678	$44,544	$50,318

December 31, 2013:
Bankers Fidelity	$99,779	$5,466	$70,175	$1,820	$28,812	$—
American Southern	45,851	4,288	30,197	7,140	8,971	50,774
Other	—	581	—	—	7,048	—
	$145,630	$10,335	$100,372	$8,960	$44,831	$50,774

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2014:
Life insurance in force	$257,988	$(18,984)	$—	$239,004

Premiums --
Bankers Fidelity	$100,799	$(43)	$78	$100,834	0.1%
American Southern	40,413	(5,847)	18,088	52,654	34.4%
Total premiums	$141,212	$(5,890)	$18,166	$153,488	11.8%

Year ended December 31, 2013:
Life insurance in force	$259,723	$(18,525)	$—	$241,198

Premiums --
Bankers Fidelity	$99,745	$(54)	$88	$99,779	0.1%
American Southern	41,975	(7,553)	11,429	45,851	24.9%
Total premiums	$141,720	$(7,607)	$11,517	$145,630	7.9%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year Ended						Current Year	Prior Years
	(In thousands)
December 31, 2014	$2,621	$55,017	$20,660	$52,654	$4,429	$38,337	$(158)	$8,458	$34,336	$50,318

December 31, 2013	$3,234	$51,200	$22,996	$45,851	$4,288	$32,672	$(2,475)	$7,140	$27,339	$50,774

VI-1