Form 10-K/A
period 2014-12-31
ATLANTIC AMERICAN CORP
filed 2015-04-30
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1027114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, Georgia (Address of principal executive offices)	30319 (Zip Code)

(Registrant’s telephone number, including area code) (404) 266-5500

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of exchange
Common Stock, par value $1.00 per share	NASDAQ Global Market

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Atlantic American Corporation (the “Company”) has previously filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) with the United States Securities and Exchange Commission (the “Commission”) on March 27, 2015. This Amendment No. 1 to the Form 10-K (“Amendment No. 1”) is being filed solely for the purpose of filing the information required in Part III of Form 10-K within 120 days after the Company’s fiscal year end, pursuant to General Instruction G(3) on Form 10-K. In connection with the filing of this Amendment No. 1, and as required by Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), the Company is also filing new certifications of its principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Unless otherwise expressly set forth herein, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Form 10-K or reflect events occurring after the filing of the Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth certain information with respect to the individuals who currently serve as members of the Board of Directors (the “Board”) of the Company:

Name	Age	Position with the Company
Hilton H. Howell, Jr.	53	Chairman of the Board, President and Chief Executive Officer
Edward E. Elson	81	Director
Robin R. Howell	50	Director
Samuel E. Hudgins	86	Director
Harriett J. Robinson	84	Director
Joseph M. Scheerer	40	Director
Scott G. Thompson	70	Director
William H. Whaley, M.D.	75	Director
Dom H. Wyant	88	Director

The following biographies of each of the members of the Board contain information regarding, as applicable, the person’s service as a director to the Company, business, educational, and other professional experience, director positions with any other “publicly traded” company held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, during the last ten years, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should be a member of the Board of Directors of the Company. The Company believes that the backgrounds and qualifications of its Directors, considered as a group at any time, should provide diverse business and professional capabilities, along with the experience, knowledge and other abilities that will allow the Board to effectively fulfill its responsibilities.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995 and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. During his tenure with the Company, Mr. Howell has also served in various capacities for the Company’s subsidiaries. He is actively engaged in key decision making of each of the Company’s significant operating subsidiaries and has longstanding relationships with not only the Company’s employees but a significant number of the Company’s subsidiaries’ significant independent agents. He has been a Director of the Company since October 1992 and, effective February 24, 2009, assumed the role of Chairman of the Board of Directors. Due to the relative size of the Company and the scope of its operations, the Board of Directors has concluded that Mr. Howell, due to his high level involvement, can serve effectively in the dual role of Chairman of the Board and President and Chief Executive Officer. He is also Vice Chairman of the Board of Directors, President and Chief Executive Officer of Gray Television, Inc. In addition to being very familiar with our Company, Mr. Howell is also a licensed attorney, which experience in that discipline adds a legal perspective to the decisions facing not only our Company but the Board of Directors. Mr. Howell has also been actively involved in various segments of the insurance industry throughout his career, resulting in significant depth and breadth of industry knowledge which is beneficial to the Board of Directors. Mr. Howell is the son-in-law of Mrs. Robinson, and is also Mrs. Howell’s husband.

Mr. Elson is the former Ambassador of the United States of America to the Kingdom of Denmark, serving from 1993 through 1998. He has been a Director of the Company since October 1998, and previously served as a Director from 1986 to 1993. Prior to serving as Ambassador, Mr. Elson was a business entrepreneur with activities focused primarily in the retail sales business. Mr. Elson’s perspective as a business entrepreneur provides the Board of Directors with unique perspective with respect to the opportunities, challenges and risks which may exist in a small business environment, similar to that in which the Company operates.

Mrs. Howell has served as Vice President and a Director of both Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1992. She is a former Chairman of the Board of Farmer’s and Merchant’s Bank and a member of the Board of Directors of Premier Bancshares. She received a BA in Economics from the University of Virginia and a Masters of Business Administration from the University of Texas at Austin, and she has had a number of management and oversight roles in various businesses in which her family maintains an interest. Mrs. Howell is active in the community, serving on the Board of Directors and Executive Committee of the High Museum of Art, the Board of Directors of the Forward Arts Foundation, and as a member of the Junior League of Atlanta. Mrs. Howell’s experience in board matters and the insurance industry and involvement at the executive level in various businesses is invaluable to the Board, and her numerous civic, social and academic associations provides valuable insight for the Company and elevates the Company’s profile in the community. Mrs. Howell is the wife of Mr. Howell and the daughter of Mrs. Robinson.

Mr. Hudgins has been an independent consultant since September 1997 and was a Principal in Percival, Hudgins & Company, LLC, an investment bank, from April 1992 to September 1997. He became a Director in 1986, when he also assumed the role of Chief Executive Officer of the Company. Prior to 1986 Mr. Hudgins was a certified public accountant who spent his career with Arthur Andersen LLP, an independent accounting firm, serving for a period of time as the managing partner of the Atlanta office and the southeastern United States. The combination of Mr. Hudgins’ accounting and financial knowledge and his historical perspective on the Company provides valuable insight and perspective to the Board of Directors. Further, Mr. Hudgins remains actively involved in business and civic organizations in Atlanta providing additional links to the business community.

Mrs. Robinson has been a Director of the Company since 1989. She is also a Director of Gray Television, Inc. Mrs. Robinson has been actively involved, to varying degrees, with various Robinson family business ventures, which hold a majority of the Company’s Common Stock, including serving on the Boards of Directors of Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1967. She has a broad understanding of the insurance business and provides a diverse perspective, including as a significant shareholder, to the Board of Directors’ deliberations. Mrs. Robinson is recognized as an influential business woman in the community and remains involved in numerous charitable and philanthropic activities which serve to increase exposure for the Company. Mrs. Robinson is the mother of Mrs. Howell and mother-in-law of Mr. Howell.

Mr. Scheerer has been a Director of the Company since December 2014. He has been the Principal and Managing Director of Stonybrook Capital, a provider of strategic advisory services to the insurance industry, since 2012 and prior thereto he served as Senior Vice President of Willis Capital Markets and Advisory, an investment banking firm focused on the insurance industry, from 2009 to 2012. He has advisory experience in the insurance industry including corporate restructurings, debt/equity/mezzanine capital raises and mergers and acquisitions. Mr. Scheerer has a Bachelor of Arts in both Economic and International Relations from the University of Pennsylvania. His deep knowledge of the insurance industry provides valuable insight and perspective to the Board of Directors and is of great benefit to the Company’s management.

Mr. Thompson has been the President and Chief Executive Officer of American Southern Insurance Company, a subsidiary of the Company, since 2004; prior thereto he had been the President and Chief Financial Officer of that company since 1984. He has been a Director of the Company since February 1996. Mr. Thompson is a certified public accountant and has been employed by American Southern for substantially his entire career. His insights with respect to American Southern’s business model, its historical operations and the perspective on its niche products provide valuable insight to the Board of Directors.

Dr. Whaley, an oncologist, has been a physician in a private oncology group practice for more than the past five years. He has been a Director of the Company since July 1992. Dr. Whaley is a practicing physician and serves as a medical advisor for Bankers Fidelity Life Insurance Company, a subsidiary of the Company. His perspective on medical care, advances in medicine and the relationships between patients and their insurance companies provide thoughtful input with respect to deliberations as it relates to the Company’s accident and health business. Dr. Whaley is a partner, a board member and chairman of the compensation committee of Georgia Cancer Specialists, the largest private oncology group practice in the southeastern United States.

Mr. Wyant is a retired partner of the law firm of Jones Day, which serves as outside counsel to the Company. He was a Partner with that firm from 1989 through 1994, and Of Counsel from 1995 through 1997. He remains actively involved in various civic organizations. Mr. Wyant’s background, as counsel representing the Company and more broadly as an attorney, provides valuable perspective to the Board of Directors in evaluating business opportunities and related risks to the Company. He has been a Director of the Company since 1985.

Board Leadership Structure and Risk Oversight

The Company is a “controlled company” and has historically experienced limited turnover in its senior management and board of directors. The Company has generally operated using a board leadership structure under which our President and Chief Executive Officer (“CEO”) also serves as the Chairman of the Board of Directors. We believe that the Company, like many other publicly-traded and private companies, is well-served by this leadership structure. Having one person serve as both CEO and Chairman of the Board demonstrates for our employees, agents, suppliers, customers and other shareholders that our Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. We believe having a single leader for both the Company and the Board of Directors eliminates the potential for confusion or duplication of efforts, and provides clear direction and leadership for our Company. We believe that having one person serve as CEO and Chairman of the Board is best for our Company and our shareholders at this time.

The Board has not formally designated a lead independent director and believes that as a result thereof, executive sessions of the Board, which are attended solely by independent directors, result in an open and free flow of discussion of any and all matters that any director may believe relevant to the Company and/or its management.

The Company believes that its leadership structure appropriately allows all directors to effectively participate in the provision of risk oversight. While the Board maintains oversight responsibility for the management of the Company’s risks, it has delegated oversight responsibility for certain areas of potential exposure to its committees. The Audit Committee oversees the accounting and financial reporting processes of the Company, as well as legal and compliance matters and risk management. The Audit Committee charter provides that the Audit Committee is responsible for overseeing the internal controls of the Company along with its adherence with compliance and regulatory requirements. The Audit Committee also reviews and approves all transactions with related parties. On at least a quarterly basis, the Company’s Director of Internal Audit provides a comprehensive report to the Audit Committee regarding the Company’s key risks, including operational, financial and other risks. While the Audit Committee has been delegated primary responsibility for overseeing risk management, our entire Board of Directors is actively involved in overseeing this function for the Company. The full Board also engages in periodic discussion with the CEO, Chief Financial Officer (“CFO”), executive management of each of the Company’s operating subsidiaries and other corporate officers as the Board may deem appropriate or desirable. In addition to the roles performed by the Audit Committee, the Stock Option and Compensation Committee considers, evaluates and oversees potential risks that may arise through the implementation of our compensation programs and engages directly with all Board members, as and if necessary. We do not believe our compensation programs encourage unnecessary or excessive risk taking.

The Company believes that its leadership structure promotes effective Board oversight of risk management because the Board directly, and through its various committees, is regularly provided by management with the information necessary to appropriately monitor, evaluate and assess the Company’s overall risk management.

Committees of the Board of Directors

As a result of the level of beneficial ownership of our Common Stock by members of the Robinson family and their affiliates, the Company meets the definition of a “controlled company” as defined pursuant to Rule 5615(c)(1) of the listing standards of the NASDAQ Stock Market (the “NASDAQ Rules”). Accordingly, the Company is exempt from certain requirements of the NASDAQ Rules, including the requirement that a majority of its Board of Directors be independent, as defined in such rules, the requirement that director nominees be selected, or recommended for the board’s selection, by either a majority of the independent directors or a nominating committee comprised solely of independent directors, and certain requirements relating to the determination of executive officer compensation. Notwithstanding this, however, the Board of Directors has determined that the following individuals are “independent” pursuant to the NASDAQ Rules for purposes of serving as a member of the Board of Directors: Edward E. Elson, Samuel E. Hudgins, Joseph M. Scheerer and Dom H. Wyant.

The Board of Directors of the Company has three standing committees: the Executive Committee, the Stock Option and Compensation Committee and the Audit Committee.

The Executive Committee is composed of Messrs. Howell and Hudgins, and Dr. Whaley. The Executive Committee’s function is to act in the place and stead of the Board of Directors to the extent permitted by law on matters which require Board action between meetings of the Board of Directors. The Executive Committee did not meet during 2014.

The Stock Option and Compensation Committee is composed of Messrs. Elson and Wyant, each of whom are “independent” pursuant to the NASDAQ Rules, and Dr. Whaley. The Stock Option and Compensation Committee’s function is to establish the number of equity incentive awards to be granted to officers and key employees and the annual salaries and bonus amounts payable to executive officers of the Company. The Stock

Option and Compensation Committee met two times during 2014. Due to its status as a “controlled company,” and the related historically low turnover among Board and Committee members, as well as among the Company’s executive officers, the Board has not foreseen a need to adopt a written charter to govern the Stock Option and Compensation Committee’s functions.

The Audit Committee is composed of Messrs. Elson, Hudgins and Wyant. The Audit Committee oversees the Company’s (i) financial reports and other financial information; (ii) systems of internal controls regarding finance, accounting, legal compliance and ethics; and (iii) auditing, accounting and financial reporting processes.

The Board of Directors has determined that all of the members of the Audit Committee are “independent” for purposes of being an Audit Committee member, and financially literate, as such terms are defined in the NASDAQ Rules and the rules of the Securities and Exchange Commission. In addition, the Board of Directors has determined that two of the members of the Audit Committee, Messrs. Elson and Hudgins, are “audit committee financial experts” as defined by the Securities and Exchange Commission in Item 407(d) of Regulation S-K. In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the determination that a person is an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors. The Audit Committee has a written charter which sets out its authority and responsibilities, a copy of which is available on the Company’s website, www.atlam.com. The Audit Committee met four times during 2014.

Due to its status as a “controlled company,” and the related historically small turnover of its members, the Board has not foreseen the need to establish a separate nominating committee or adopt a written charter to govern the director nomination process. The majority shareholders and the Board of Directors have generally addressed the need to retain members and fill vacancies after discussion among current members, or the members of the Executive Committee, if necessary in lieu of the full Board, and the Company’s management. The Board of Directors does not have any specific qualifications that are required to be met by director candidates and does not have a formal process for identifying and evaluating director candidates.

Additionally, the Board of Directors does not have a formal policy with respect to the consideration of any director candidates recommended by shareholders and has determined that it is appropriate not to have such a formal policy at this time. The Board of Directors, however, will give due consideration to director candidates recommended by shareholders. Any shareholder that wishes to nominate a director candidate should submit complete information as to the identity and qualifications of the director candidate to the Board of Directors, including all information that would be required to be disclosed about that person in a proxy statement relating to the election of directors, at the address and in the manner set forth below for communication with the Board.

Executive sessions of the “independent” members of the Board of Directors are held as needed and determined by those Directors at the conclusion of each of the regular board meetings; but no less than annually at the first regular Board meeting in each calendar year.

The Board of Directors met five times in 2014. Each of the Directors named above attended at least 75% of the meetings of the Board and its committees of which he or she was a member during 2014. The Company does not have a formal policy regarding Director attendance at its annual meetings, but attendance by the Directors is encouraged and expected. At the Company’s 2014 annual meeting of shareholders, six of the Company’s directors were in attendance.

Shareholders may communicate with members of the Board of Directors by mail addressed to the full Board of Directors, a specific member of the Board of Directors or a particular committee of the Board of Directors, at Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than ten percent of any class of the Company’s equity securities registered pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) are required to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common Stock of the Company, and to furnish the Company with copies of such reports. To the Company’s knowledge, all such filings were timely completed during the year ended December 31, 2014. In making this determination, the Company has relied on written representations of its directors and executive officers and its receipt of copies of the reports that have been filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

There is shown below information concerning the annual compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2014 and 2013 by the: (i) Chairman, President and Chief Executive Officer of the Company and (ii) the Chief Financial Officer of the Company at December 31, 2014, who are the only executive officers of the Company (together, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
Hilton H. Howell, Jr.	2014	500,000	450,000	-0-	106,660	(3)	1,056,660
Chairman of the Board,	2013	500,000	450,000	299,200	98,125	(4)	1,347,325
President and CEO

John G. Sample, Jr.	2014	425,000	300,000	-0-	75,745	(5)	800,745
Senior Vice President,	2013	425,000	300,000	140,800	70,345	(5)	936,145
CFO and Secretary
(1)	Discretionary bonuses awarded by the Compensation Committee based on operating results.
(2)	Awards made by the Compensation Committee to further align the interests of executive management with shareholders, and in recognition of recent Company performance and the lack of award grants in recent periods. The value of Mr. Howell’s stock award also includes the value of restricted stock granted to him as a director. Grant date fair value of awards calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. The estimated fair value of the restricted shares issued is based on the common stock price at date of grant.
(3)	Includes fees paid in cash for serving as a director of the Company and subsidiaries of $73,500.
(4)	Includes fees paid in cash for serving as a director of the Company and subsidiaries of $73,500.
(5)	Includes fees paid in cash for serving as a director of subsidiaries of the Company of $36,000.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about the outstanding equity awards held by the named executive officers at December 31, 2014:

	Option Awards					Stock Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hilton H. Howell, Jr.	-0-	-0-	-0-	-0-	-0-	80,000	(2)	322,400	(3)	-0-	-0-
John G. Sample, Jr.	-0-	-0-	-0-	-0-	-0-	40,000	(2)	161,200	(3)	-0-	-0-
(1)	All of the stock awards were made under the Company’s 2012 Incentive Plan.
(2)	Represents grant of restricted stock, which vests on May 7, 2016.
(3)	Based on the closing price of our common stock on the NASDAQ Global Market on December 31, 2014.

Compensation of Directors

The Company’s policy is to pay all members of the Board of Directors $7,500 for each Board meeting attended, whether in person or telephonically, and $1,000 for each committee meeting attended, whether in person or telephonically. In addition, Directors are reimbursed for actual expenses incurred in connection with attending meetings of the Board and/or committees of the Board. The meeting fees are paid in cash. Pursuant to the Company’s 2012 Incentive Plan, Directors are eligible to receive stock options to purchase shares of Common Stock and other equity awards. No such awards were made in 2014.

The following table provides information about the compensation paid for services as a director of the Company for the year ended December 31, 2014. See the “Summary Compensation Table” above for additional information on the total compensation paid to Mr. Howell for all services provided to the Company and its subsidiaries.

2014 Director Compensation

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Total ($)
Hilton H. Howell, Jr.	37,500	-0-		37,500	(1)(2)
Edward E. Elson	42,500	-0-		42,500
Robin R. Howell	37,500	-0-		37,500	(2)
Samuel E. Hudgins	43,500	-0-		43,500
Harriett J. Robinson	37,500	-0-		37,500	(2)
Joseph M. Scheerer	-0-	-0-		-0-
Scott G. Thompson	37,500	-0-	(3)	37,500
William H. Whaley, M.D.	39,500	20,000	(3)	59,500
Dom H. Wyant	43,500	-0-		43,500
(1)	All fees earned or paid in cash are included under the heading “All Other Compensation” in the Summary Compensation Table above.
(2)	Does not include amounts deemed received pursuant to certain related transactions and described below in “Certain Relationships and Related Transactions and Director Independence.”
(3)	For Dr. Whaley, consists of compensation pursuant to an agreement under which he provides certain medical consulting and advisory services to one of the Company’s subsidiaries. For Mr. Thompson, excludes compensation received as an employee of a subsidiary of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth ownership information regarding our outstanding equity securities as of March 17, 2015 by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company; (ii) each Director; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all of the Company’s Directors and executive officers as a group. The address of each such person, and entities controlled by such person is: c/o Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

	Common Stock(1)			Series D Preferred Stock(1)
Name of Stockholder	Number of Shares		Percent of Class	Number of Shares		Percent of Class
Harriett J. Robinson	15,046,214	(2)	73.10%	55,000	(2)	100%
Hilton H. Howell, Jr.	750,015	(3)	3.64%	—		—
Edward E. Elson	29,954		*	—		—
Robin R. Howell	3,999,456	(4)	19.43%	—		—
Samuel E. Hudgins	—		—	—		—
Joseph M. Scheerer	—		—	—		—
Scott G. Thompson	115,954		*	—		—
William H. Whaley, M.D.	46,954	(5)	*	—		—
Dom H. Wyant	25,954		*	—		—
John G. Sample, Jr.	97,500	(6)	*	—		—
All directors and executive officers as a group (10 persons)	16,112,545	(7)	78.28%	55,000		100%
*	Represents less than one percent.
(1)	All shares of stock are owned “beneficially” as set forth in the rules of the Securities and Exchange Commission. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest. Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of stock referred to in the table. Except upon the occurrence of certain events, shares of Series D preferred stock, par value $1.00 per share (the “Series D Preferred Stock”), are not entitled to any vote, whereas each share of Common Stock entitles its holder to one vote. The shares of Series D Preferred Stock, are not currently convertible, but may become convertible into shares of Common Stock under certain conditions.
(2)	Includes: 8,042,048 shares of Common Stock held in trust for her children, with respect to which she serves as trustee; 806,751 shares of Common Stock held in trust for her grandchildren, with respect to which she serves as trustee; 3,756,746 shares of Common Stock owned by Gulf Capital Services, LLLP; 1,363,809 shares of Common Stock and 55,000 shares of Series D Preferred Stock owned by Delta Life Insurance Company (“Delta Life”); and 300,000 shares of Common Stock owned by Delta Fire & Casualty Insurance Company, all of which entities are controlled by Mrs. Robinson. Mrs. Robinson disclaims beneficial ownership of all shares not held directly by her, except to the extent of her pecuniary interest in any such indirectly held shares.
(3)	Includes: 211,861 shares held pursuant to the Company’s 401(k) Plan; 8,200 shares owned directly or indirectly by his wife; 38,000 shares owned by his wife as custodian for their children; and 80,000 shares of restricted stock as to which he has voting, but not dispositive power.

(4)	Includes: 3,953,256 shares held in a trust for her benefit over which Harriett J. Robinson serves as trustee; 2,175 shares held in an individual retirement account; and 38,000 shares owned by Mrs. Howell as custodian for her children. Does not include any shares held by Mr. Howell (see note 3 above).
(5)	Includes 6,000 shares owned by Dr. Whaley’s spouse as custodian for his daughter.
(6)	Includes 40,000 shares of restricted stock as to which he has voting, but not dispositive power.
(7)	See notes 2 through 6 above.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company leases space for its principal offices, as well as the principal offices of certain of its subsidiaries, from Delta Life. Delta Life is controlled by Harriett J. Robinson a member of our Board of Directors. In addition, Mr. Howell and Mrs. Howell are officers, directors and/or shareholders in Delta Life. Under the terms of the lease, the Company pays annual rent of approximately $0.5 million, plus a pro rata share of all real estate taxes, general maintenance and service expenses and insurance costs with respect to the office building and related facilities. The lease does not have a set termination date, but is terminable by either party with at least twelve months advance notice. The terms of the lease are believed by management of the Company to be comparable to terms that could be obtained by the Company from unrelated parties for comparable rental property. In each of 2014 and 2013, the Company paid approximately $0.9 million to Delta Life under the terms of the lease.

The Company has outstanding 55,000 shares of its Series D Preferred Stock, all of which is owned by Delta Life. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the Board of Directors of the Company) and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 1,378,000 shares of Common Stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. In 2014 and 2013, the Company redeemed 10,000 shares and 5,000 shares, respectively, of Series D Preferred Stock at the stated value of $100 per share, for aggregate payments of $1.0 million and $0.5 million, respectively. As of December 31, 2014 and 2013, the Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 and $20,945, respectively.

Information regarding the independence of the members of our Board of Directors is contained above under the heading “ITEM 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the Company’s 2014 and 2013 fiscal years was BDO USA, LLP (“BDO”).

Amounts paid to, or billed by, the Company’s independent registered public accounting firm, during the two most recent fiscal years by category were as follows:

Audit Fees

The Company has paid or expects to pay BDO approximately $333,000, in the aggregate, for professional services it rendered for the audit of the Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2014 and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2014. The Company paid BDO $333,000, in the aggregate, for professional services it rendered for the audit of the

Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2013 and the reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2013.

Audit - Related Fees

During the fiscal year ended December 31, 2014, the Company engaged BDO to audit the December 31, 2013 financial statements of The Atlantic American Corporation 401(k) Retirement Savings Plan (the “Plan”). Audit-related fees paid to BDO for the Plan audit were $27,500. During the fiscal year ended December 31, 2013, the Company paid BDO $27,500 in audit-related fees for the audit of the December 31, 2012 financial statements of the Plan.

Tax Fees

There were no tax fees paid to BDO in either 2014 or 2013.

All Other Fees

BDO did not provide any other category of products and services to the Company during the fiscal years ended December 31, 2014 or 2013 and, accordingly, no other fees were paid thereto in either 2014 or 2013.

The Audit Committee considers whether the provision of non-audit services by the Company’s independent registered public accounting firm is compatible with maintaining auditor independence. All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be, and for 2014 and 2013 were, approved in advance by the Audit Committee. Pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) and as permitted by Securities and Exchange Commission rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.

The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels. With respect to requests to provide specifically enumerated services not specifically pre-approved pursuant to such general grant, such requests must be submitted to the Audit Committee by both the independent registered public accounting firm and the Chief Financial Officer, and must include a joint statement as to whether, in their view, the request is consistent with Securities and Exchange Commission rules on auditor independence. Such requests must also be specific as to the nature of the proposed service, the proposed fee and any other details the Audit Committee may request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: April 30, 2015