Form 10-Q
period 2015-03-31
ATLANTIC AMERICAN CORP
filed 2015-05-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 7, 2015 was 20,573,336.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited March 31, 2015	December 31, 2014
Cash and cash equivalents	$19,695	$16,375
Investments:
Fixed maturities (cost: $200,734 and $207,568)	210,045	214,888
Common and non-redeemable preferred stocks (cost: $11,969 and $11,969)	21,703	18,924
Other invested assets (cost: $2,968 and $2,995)	2,968	2,995
Policy loans	2,179	2,202
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	238,171	240,285
Receivables:
Reinsurance	13,149	14,348
Insurance premiums and other (net of allowance for doubtful accounts: $453 and $439)	7,237	10,728
Deferred acquisition costs	26,800	26,981
Other assets	5,589	5,747
Intangibles	2,544	2,544
Total assets	$313,185	$317,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$70,821	$70,845
Unearned premiums	18,913	24,544
Losses and claims	64,640	66,625
Other policy liabilities	1,436	2,080
Total insurance reserves and policyholder funds	155,810	164,094
Accounts payable and accrued expenses	12,808	13,586
Deferred income taxes, net	3,372	1,395
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	205,728	212,813

Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,579,575 and 20,600,039	22,401	22,401
Additional paid-in capital	56,498	56,491
Retained earnings	22,046	21,866
Accumulated other comprehensive income	12,379	9,279
Unearned stock grant compensation	(395)	(460)
Treasury stock, at cost: 1,821,319 and 1,800,855 shares	(5,527)	(5,437)
Total shareholders’ equity	107,457	104,195
Total liabilities and shareholders’ equity	$313,185	$317,008

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue:
Insurance premiums	$37,386	$38,418
Investment income	2,597	2,598
Realized investment gains, net	951	108
Other income	15	36
Total revenue	40,949	41,160

Benefits and expenses:
Insurance benefits and losses incurred	25,241	26,828
Commissions and underwriting expenses	10,721	9,907
Interest expense	349	429
Other expense	3,628	3,003
Total benefits and expenses	39,939	40,167
Income before income taxes	1,010	993
Income tax expense	319	173
Net income	691	820
Preferred stock dividends	(99)	(118)
Net income applicable to common shareholders	$592	$702

Earnings per common share (basic and diluted)	$.03	$.03

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$691	$820
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	5,721	1,440
Related income tax effect	(2,003)	(504)
Less: reclassification adjustment for net realized gains included in net income (1)	(951)	(108)
Related income tax effect (2)	333	38
Net effect on other comprehensive income	3,100	866
Total comprehensive income	$3,791	$1,686

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2015	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	691	-	-	-	691
Other comprehensive income, net of tax	-	-	-	-	3,100	-	-	3,100
Dividends declared on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	65	-	65
Purchase of shares for treasury	-	-	-	-	-	-	(94)	(94)
Issuance of shares under stock plans	-	-	7	-	-	-	4	11
Balance, March 31, 2015	$55	$22,401	$56,498	$22,046	$12,379	$(395)	$(5,527)	$107,457

Three Months Ended March 31, 2014
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	-	-	-	820	-	-	-	820
Other comprehensive income, net of tax	-	-	-	-	866	-	-	866
Dividends declared on common stock	-	-	-	(422)	-	-	-	(422)
Dividends accrued on preferred stock	-	-	-	(118)	-	-	-	(118)
Restricted stock grants	-	-	102	-	-	(178)	76	-
Amortization of unearned compensation	-	-	-	-	-	87	-	87
Purchase of shares for treasury	-	-	-	-	-	-	(312)	(312)
Issuance of shares under stock plans	-	-	7	-	-	-	5	12
Balance, March 31, 2014	$65	$22,401	$57,212	$19,018	$7,070	$(576)	$(3,330)	$101,860

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$691	$820
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,961	2,849
Acquisition costs deferred	(2,780)	(2,636)
Realized investment gains, net	(951)	(108)
Decrease in insurance reserves	(8,284)	(4,590)
Compensation expense related to share awards	65	87
Depreciation and amortization	283	213
Deferred income tax expense	308	110
Decrease in receivables, net	4,690	2,287
Decrease in other liabilities	(1,289)	(3,376)
Other, net	65	18
Net cash used in operating activities	(4,241)	(4,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	28,049	11,570
Investments purchased	(20,338)	(11,202)
Additions to property and equipment	(67)	(1,666)
Net cash provided by (used in) investing activities	7,644	(1,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	11	12
Purchase of shares for treasury	(94)	(312)
Net cash used in financing activities	(83)	(300)

Net increase (decrease) in cash and cash equivalents	3,320	(5,924)
Cash and cash equivalents at beginning of period	16,375	33,102
Cash and cash equivalents at end of period	$19,695	$27,178

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$351	$435
Cash paid for income taxes	$215	$292

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The Company’s financial condition and results of operations as of and for the three month period ended March 31, 2015 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2015 or for any other future period.

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

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month periods ended March 31, 2015 and 2014.

Revenues	Three Months Ended March 31,
	2015	2014
American Southern	$14,772	$14,201
Bankers Fidelity	26,070	26,838
Corporate and Other	107	121
Total revenue	$40,949	$41,160

Income Before Income Taxes	Three Months Ended March 31,
	2015	2014
American Southern	$1,849	$1,057
Bankers Fidelity	1,190	1,648
Corporate and Other	(2,029)	(1,712)
Income before income taxes	$1,010	$993

Note 3.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2015 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2015	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance March 31, 2015	$18,042	$15,696
Balance December 31, 2014	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance December 31, 2014	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 4.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$691	20,591
Less preferred stock dividends	(99)	-
Net income applicable to common shareholders	$592	20,591	$.03

	Three Months Ended March 31, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$820	21,073
Less preferred stock dividends	(118)	-
Net income applicable to common shareholders	$702	21,073	$.03

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 5.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended March 31,
	2015	2014
Federal income tax provision at statutory rate of 35%	$354	$348
Dividends-received deduction	(27)	(31)
Small life insurance company deduction	(18)	(116)
Other permanent differences	10	10
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	(38)
Income tax expense	$319	$173

The components of income tax expense were:

	Three Months Ended March 31,
	2015	2014
Current – Federal	$11	$63
Deferred – Federal	308	148
Change in deferred tax asset valuation allowance	-	(38)
Total	$319	$173

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

Note 6.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 7.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2015 and December 31, 2014.

Investments were comprised of the following:

	March 31, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,433	$501	$57	$19,989
Obligations of states and political subdivisions	21,764	963	36	20,837
Corporate securities:
Utilities and telecom	13,832	2,279	-	11,553
Financial services	58,047	4,495	454	54,006
Other business – diversified	73,277	2,704	1,287	71,860
Other consumer – diversified	22,243	691	494	22,046
Total corporate securities	167,399	10,169	2,235	159,465
Redeemable preferred stocks:
Financial services	256	6	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	449	6		443
Total fixed maturities	210,045	11,639	2,328	200,734
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,459	495	-	964
Financial services	6,192	848	-	5,344
Other business – diversified	217	170	-	47
Other consumer – diversified	13,835	8,221	-	5,614
Total equity securities	21,703	9,734	-	11,969
Other invested assets	2,968	-	-	2,968
Policy loans	2,179	-	-	2,179
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$238,171	$21,373	$2,328	$219,126

	December 31, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$1,459	$30	$32,469
Obligations of states and political subdivisions	11,459	681	-	10,778
Corporate securities:
Utilities and telecom	13,980	2,355	-	11,625
Financial services	59,224	3,404	588	56,408
Other business – diversified	70,139	2,076	1,830	69,893
Other consumer – diversified	25,388	332	547	25,603
Total corporate securities	168,731	8,167	2,965	163,529
Redeemable preferred stocks:
Financial services	608	8	-	600
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	800	8	-	792
Total fixed maturities	214,888	10,315	2,995	207,568
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,403	439	-	964
Financial services	6,083	739	-	5,344
Other business – diversified	226	179	-	47
Other consumer – diversified	11,212	5,598	-	5,614
Total equity securities	18,924	6,955	-	11,969
Other invested assets	2,995	-	-	2,995
Policy loans	2,202	-	-	2,202
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$240,285	$17,270	$2,995	$226,010

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2015 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Carrying Value	Amortized Cost
Due in one year or less	$2,364	$2,305
Due after one year through five years	17,062	16,477
Due after five years through ten years	107,650	103,404
Due after ten years	81,828	77,553
Varying maturities	1,141	995
Totals	$210,045	$200,734

The following table sets forth the carrying value, amortized cost, and net unrealized gains of the Company’s investments aggregated by industry as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,433	$19,989	$444	$33,898	$32,469	$1,429
Obligations of states and political subdivisions	21,764	20,837	927	11,459	10,778	681
Utilities and telecom	15,291	12,517	2,774	15,383	12,589	2,794
Financial services	64,495	59,600	4,895	65,915	62,352	3,563
Other business – diversified	73,494	71,907	1,587	70,365	69,940	425
Other consumer – diversified	36,271	27,853	8,418	36,792	31,409	5,383
Other investments	6,423	6,423	-	6,473	6,473	-
Investments	$238,171	$219,126	$19,045	$240,285	$226,010	$14,275

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$4,626	$56	$503	$1	$5,129	$57
Obligations of states and political subdivisions	5,993	36	-	-	5,993	36
Corporate securities	22,616	1,125	9,531	1,110	32,147	2,235
Total temporarily impaired securities	$33,235	$1,217	$10,034	$1,111	$43,269	$2,328

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,695	$7	$2,692	$23	$6,387	$30
Corporate securities	43,996	1,604	9,293	1,361	53,289	2,965
Total temporarily impaired securities	$47,691	$1,611	$11,985	$1,384	$59,676	$2,995

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

As of March 31, 2015, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,088 related to investments in fixed maturities in the oil and gas industry.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2015.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2015 and December 31, 2014, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,264 and $2,214, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$207,781	$2,264	$210,045
Equity securities	15,811	5,892	-	21,703
Cash equivalents	19,695	-	-	19,695
Total	$35,506	$213,673	$2,264	$251,443

As of December 31, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$212,674	$2,214	$214,888
Equity securities	13,148	5,776	-	18,924
Cash equivalents	15,009	-	-	15,009
Total	$28,157	$218,450	$2,214	$248,821

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2015.

Fixed Maturities
Balance, December 31, 2014	$2,214
Total unrealized gains included in other comprehensive income	50
Balance, March 31, 2015	$2,264

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$19,695	$19,695	$16,375	$16,375
Fixed maturities	(1)	210,045	210,045	214,888	214,888
Equity securities	(1)	21,703	21,703	18,924	18,924
Other invested assets	Level 3	2,968	2,968	2,995	2,995
Policy loans	Level 2	2,179	2,179	2,202	2,202
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238
Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 7 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 9.	Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of March 31, 2015 and December 31, 2014, and the changes in the balance of each component thereof during the three month period ended March 31, 2015, net of taxes.

Unrealized Gains on Available-for-Sale Securities
Balance, December 31, 2014	$9,279
Other comprehensive income before reclassifications	3,718
Amounts reclassified from accumulated other comprehensive income	(618)
Net current-period other comprehensive income	3,100
Balance, March 31, 2015	$12,379

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2015. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. During the three month period ended March 31, 2015, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month period ended March 31, 2015 and the comparable period in 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Insurance premiums	$37,386	$38,418
Investment income	2,597	2,598
Realized investment gains, net	951	108
Other income	15	36
Total revenue	40,949	41,160
Insurance benefits and losses incurred	25,241	26,828
Commissions and underwriting expenses	10,721	9,907
Other expense	3,628	3,003
Interest expense	349	429
Total benefits and expenses	39,939	40,167
Income before income taxes	$1,010	$993
Net income	$691	$820

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” operating results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to an extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income for the three month period ended March 31, 2015 and the comparable period in 2014 is as follows:

	Three Months Ended March 31,
Reconciliation of Net Income to non-GAAP Measurement	2015	2014
	(In thousands)
Net income	$691	$820
Income tax expense	319	173
Realized investment gains, net	(951)	(108)
Operating income	$59	$885

On a consolidated basis, the Company had net income of $0.7 million, or $0.03 per diluted share, for the three month period ended March 31, 2015, compared to net income of $0.8 million, or $0.03 per diluted share, for the three month period ended March 31, 2014. Premium revenue for the three month period ended March 31, 2015 decreased $1.0 million, or 2.7%, to $37.4 million. The decrease in premium revenue was primarily due to a decrease in Medicare supplement business in the life and health operations resulting from a decline in both first year and renewal premiums.  Operating income decreased to $0.1 million in the three month period ended March 31, 2015 from $0.9 million in the comparable period of 2014.  The decrease in operating income for the three month period ended March 31, 2015 was primarily attributable to unfavorable loss experience in the life and health operations coupled with a decrease in premium revenue as well as an increase in other expense of $0.7 million due to increased legal and consulting fees.  Partially offsetting the decrease in operating income was the reduction in interest expense from the decrease in the average outstanding balance of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) as well as increased profitability in the property and casualty operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2015 and the comparable period in 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Gross written premiums	$8,585	$7,386
Ceded premiums	(1,435)	(1,705)
Net written premiums	$7,150	$5,681
Net earned premiums	$13,263	$13,026
Net loss and loss adjustment expenses	8,488	10,097
Underwriting expenses	4,436	3,047
Underwriting loss	$339	$(118)
Loss ratio	64.0%	77.5%
Expense ratio	33.4	23.4
Combined ratio	97.4%	100.9%

Gross written premiums at American Southern increased $1.2 million, or 16.2%, during the three month period ended March 31, 2015 over the comparable period in 2014.  The increase in gross written premiums was primarily attributable to an increase of $1.4 million in automobile physical damage written premiums resulting from two new programs which incepted in 2014 as well as an increase in surety business of $0.8 million from an existing agency.  Partially offsetting the increase in gross written premiums was a decrease of $1.0 million in the commercial automobile liability line of business due primarily to the cancellation of an agency in the second quarter of 2014.

Ceded premiums decreased $0.3 million, or 15.8%, during the three month period ended March 31, 2015 from the comparable period in 2014.  American Southern’s ceded premiums are determined as a percentage of earned premiums.  The decrease in ceded premiums for the three month period ended March 31, 2015 was primarily attributable to the decline in commercial automobile liability earned premiums.  Commercial automobile liability business generally has higher contractual reinsurance cession rates than other lines of business.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2015 and the comparable period in 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Automobile liability	$5,725	$7,137
Automobile physical damage	3,675	2,276
General liability	767	936
Property	996	845
Surety	2,100	1,832
Total	$13,263	$13,026

Net earned premiums increased $0.2 million, or 1.8%, during the three month period ended March 31, 2015 over the comparable period in 2014.  The increase in net earned premiums was primarily attributable to increases in automobile physical damage, property and surety earned premiums from both new and existing programs.  Partially offsetting the increase was the decrease in commercial automobile liability earned premiums due primarily to an agency cancellation. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $1.6 million, or 15.9%, during the three month period ended March 31, 2015 from the comparable period in 2014.  As a percentage of premiums, net loss and loss adjustment expenses were 64.0% in the three month period ended March 31, 2015, compared to 77.5% in the three month period ended March 31, 2014.  The decrease in the loss ratio was due to more favorable loss experience in significantly all lines of business.  The improvement in the loss ratio was primarily attributable to actions taken in the prior year to better rationalize American Southern's book of business and to strengthen guidelines with respect to new and renewal business.

Underwriting expenses increased $1.4 million, or 45.6%, during the three month period ended March 31, 2015 over the comparable period in 2014.  As a percentage of premiums, underwriting expenses were 33.4% in the three month period ended March 31, 2015, compared to 23.4% in the three month period ended March 31, 2014.  The increase in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month period ended March 31, 2015, these commissions at American Southern increased $1.3 million from the comparable period in 2014 due to more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2015 and the comparable period in 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Medicare supplement	$20,369	$21,527
Other health products	1,198	1,189
Life insurance	2,556	2,676
Total earned premiums	24,123	25,392
Insurance benefits and losses	16,753	16,731
Underwriting expenses	8,127	8,460
Total expenses	24,880	25,191
Underwriting income (loss)	$(757)	$201
Loss ratio	69.4%	65.9%
Expense ratio	33.7	33.3
Combined ratio	103.1%	99.2%

Premium revenue at Bankers Fidelity decreased $1.3 million, or 5.0%, during the three month period ended March 31, 2015 from the comparable period in 2014.  Premiums from the Medicare supplement line of business decreased $1.2 million, or 5.4%, during the three month period ended March 31, 2015, due primarily to a decline in both first year and renewal premiums. Other health product premiums increased slightly during the same comparable period, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.1 million, or 4.5%, during the three month period ended March 31, 2015 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased slightly during the three month period ended March 31, 2015 over the comparable period in 2014.  As a percentage of premiums, benefits and losses were 69.4% in the three month period ended March 31, 2015, compared to 65.9% in the three month period ended March 31, 2014.  The increase in the loss ratio was primarily attributable to higher losses in the Medicare supplement line of business coupled with the decrease in premium revenue discussed previously.  Also contributing to the increase in the loss ratio was more favorable loss experience in the three month period ended March 31, 2014 due to reduced medical utilization by policyholders resulting from worse than normal winter weather in the company’s primary markets which did not recur in the 2015 comparable period.

Underwriting expenses decreased $0.3 million, or 3.9%, during the three month period ended March 31, 2015 from the comparable period in 2014, due primarily to a decrease in agency related expenses of $0.3 million.  As a percentage of premiums, underwriting expenses were 33.7% in the three month period ended March 31, 2015, compared to 33.3% in the three month period ended March 31, 2014.  The slight increase in the expense ratio was primarily attributable to the decrease in premium revenue.

INVESTMENT INCOME AND REALIZED GAINS

Investment income for the three month period ended March 31, 2015 was virtually unchanged from the comparable period in 2014.  While the Company has experienced a decrease in the average yield on fixed maturities, the average invested balances in fixed maturities were higher in the first quarter of 2015 than in the first quarter of 2014.

The Company had net realized investment gains of $1.0 million during the three month period ended March 31, 2015, compared to net realized investment gains of $0.1 million in the three month period ended March 31, 2014.   The net realized investment gains in the three month periods ended March 31, 2015 and 2014 resulted from the disposition of several of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 18.6%, during the three month period ended March 31, 2015 from the comparable period in 2014 due to a decrease in the outstanding amount of Junior Subordinated Debentures.  On August 4, 2014, the Company acquired $7.5 million of its then outstanding Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in lower interest expense.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.4 million, or 11.1%, during the three month period ended March 31, 2015 over the comparable period in 2014.  The increase in other expenses was primarily attributable to an increase in commission accruals at American Southern.  During the three month period ended March 31, 2015, these commissions at American Southern increased $1.3 million from the comparable period in 2014 due to more favorable loss experience.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  Also contributing to the increase in other expenses was an increase in legal and consulting fees of $0.7 million.  Partially offsetting the increase in other expenses for the three month period ended March 31, 2015 was a decrease in agency related expenses in the life and health operations of $0.3 million as well as a decrease in incentive compensation accruals of $0.4 million due to the Company’s recent operating performance.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 38.4% in the three month period ended March 31, 2015 from 33.6% in the three month period ended March 31, 2014.  The increase in the expense ratio was primarily attributable to increases in commission accruals and other expenses both discussed previously.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2015, the Parent had approximately $21.3 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.6 million for the three month period ended March 31, 2015 compared to statutory net income of $2.7 million for the three month period ended March 31, 2014.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2015, American Southern had $39.6 million of statutory surplus and Bankers Fidelity had $34.8 million of statutory surplus. In 2015, dividend payments by the Parent’s insurance subsidiaries in excess of $7.6 million would require prior approval.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  As a result of the Parent’s tax loss, it is anticipated that the tax-sharing agreement will continue to provide the Parent with additional funds from profitable subsidiaries to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2015, the effective interest rate was 4.3%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2015, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2015, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents increased from $16.4 million at December 31, 2014 to $19.7 million at March 31, 2015. The increase in cash and cash equivalents during the three month period ended March 31, 2015 was primarily attributable to a $7.7 million increase resulting from the sale and maturity of securities exceeding investment purchases.  Partially offsetting the increase in cash and cash equivalents was net cash used in operating activities of $4.2 million, additions to property and equipment of $0.1 million and the purchase of shares for treasury for $0.1 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, any subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.  The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2015	3,390	$4.04	3,390	431,261
February 1 – February 28, 2015	7,735	4.04	7,735	423,526
March 1 – March 31, 2015	12,176	4.07	12,176	411,350
Total	23,301	$4.05	23,301

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 13, 2015	By:	/s/ John G. Sample, Jr.
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