Form 10-Q
period 2015-06-30
ATLANTIC AMERICAN CORP
filed 2015-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia	58-1027114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E.,	30319
Atlanta, Georgia (Address of principal executive offices)	(Zip Code)

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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 6, 2015 was 20,592,690.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited
	June 30, 2015	December 31, 2014
Cash and cash equivalents	$32,927	$16,375
Investments:
Fixed maturities (cost: $197,833 and $207,568)	198,220	214,888
Common and non-redeemable preferred stocks (cost: $11,969 and $11,969)	22,713	18,924
Other invested assets (cost: $2,382 and $2,995)	2,382	2,995
Policy loans	2,161	2,202
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	226,752	240,285
Receivables:
Reinsurance	13,752	14,348
Insurance premiums and other (net of allowance for doubtful accounts: $443 and $439)	18,195	10,728
Deferred acquisition costs	27,447	26,981
Other assets	5,608	5,747
Intangibles	2,544	2,544
Total assets	$327,225	$317,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$71,108	$70,845
Unearned premiums	32,276	24,544
Losses and claims	64,812	66,625
Other policy liabilities	1,379	2,080
Total insurance reserves and policyholder funds	169,575	164,094
Accounts payable and accrued expenses	18,032	13,586
Deferred income taxes, net	338	1,395
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	221,683	212,813

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,609,013 and 20,600,039	22,401	22,401
Additional paid-in capital	56,613	56,491
Retained earnings	25,291	21,866
Accumulated other comprehensive income	7,235	9,279
Unearned stock grant compensation	(514)	(460)
Treasury stock, at cost: 1,791,881 and 1,800,855 shares	(5,539)	(5,437)
Total shareholders’ equity	105,542	104,195
Total liabilities and shareholders’ equity	$327,225	$317,008

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Insurance premiums	$38,104	$38,456	$75,490	$76,874
Investment income	2,494	2,599	5,091	5,197
Realized investment gains, net	4,148	485	5,099	593
Other income	26	46	41	82
Total revenue	44,772	41,586	85,721	82,746

Benefits and expenses:
Insurance benefits and losses incurred	26,383	27,069	51,624	53,897
Commissions and underwriting expenses	10,487	10,074	21,208	19,981
Interest expense	354	434	703	863
Other expense	3,359	3,023	6,987	6,026
Total benefits and expenses	40,583	40,600	80,522	80,767
Income before income taxes	4,189	986	5,199	1,979
Income tax expense	844	109	1,163	282
Net income	3,345	877	4,036	1,697
Preferred stock dividends	(100)	(118)	(199)	(236)
Net income applicable to common shareholders	$3,245	$759	$3,837	$1,461

Earnings per common share (basic)	$.16	$.04	$.19	$.07
Earnings per common share (diluted)	$.15	$.04	$.18	$.07

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,345	$877	$4,036	$1,697
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(3,766)	8,290	1,955	9,730
Related income tax effect	1,318	(2,902)	(685)	(3,406)
Less: reclassification adjustment for net realized gains included in net income (1)	(4,148)	(485)	(5,099)	(593)
Related income tax effect (2)	1,452	170	1,785	208
Net effect on other comprehensive income (loss)	(5,144)	5,073	(2,044)	5,939
Total comprehensive income (loss)	$(1,799)	$5,950	$1,992	$7,636

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2015	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	4,036	-	-	-	4,036
Other comprehensive loss, net of tax	-	-	-	-	(2,044)	-	-	(2,044)
Dividends on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Restricted stock grants	-	-	106	-	-	(184)	78	-
Amortization of unearned compensation	-	-	-	-	-	130	-	130
Purchase of shares for treasury	-	-	-	-	-	-	(191)	(191)
Issuance of shares under stock plans	-	-	16	-	-	-	11	27
Balance, June 30, 2015	$55	$22,401	$56,613	$25,291	$7,235	$(514)	$(5,539)	$105,542

Six Months Ended June 30, 2014
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	-	-	-	1,697	-	-	-	1,697
Other comprehensive income, net of tax	-	-	-	-	5,939	-	-	5,939
Dividends on common stock	-	-	-	(422)	-	-	-	(422)
Dividends accrued on preferred stock	-	-	-	(236)	-	-	-	(236)
Restricted stock grants	-	-	101	-	-	(177)	76	-
Amortization of unearned compensation	-	-	-	-	-	186	-	186
Purchase of shares for treasury	-	-	-	-	-	-	(1,513)	(1,513)
Issuance of shares under stock plans	-	-	35	-	-	-	24	59
Balance, June 30, 2014	$65	$22,401	$57,239	$19,777	$12,143	$(476)	$(4,512)	$106,637

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,036	$1,697
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	5,352	5,484
Acquisition costs deferred	(5,818)	(5,159)
Realized investment gains, net	(5,099)	(593)
Increase in insurance reserves	5,481	9,424
Compensation expense related to share awards	130	186
Depreciation and amortization	567	424
Deferred income tax expense	44	153
Increase in receivables, net	(6,871)	(8,940)
Increase (decrease) in other liabilities	290	(3,080)
Other, net	(31)	(132)
Net cash used in operating activities	(1,919)	(536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	73,596	27,200
Investments purchased	(54,374)	(27,379)
Additions to property and equipment	(175)	(2,752)
Net cash provided by (used in) investing activities	19,047	(2,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(412)	(422)
Proceeds from shares issued under stock plans	27	59
Purchase of shares for treasury	(191)	(1,513)
Net cash used in financing activities	(576)	(1,876)

Net increase (decrease) in cash and cash equivalents	16,552	(5,343)
Cash and cash equivalents at beginning of period	16,375	33,102
Cash and cash equivalents at end of period	$32,927	$27,759

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$703	$866
Cash paid for income taxes	$465	$442

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The Company’s financial condition and results of operations as of and for the three month and six month periods ended June 30, 2015 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2015 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the Company’s 2014 Annual Report.

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

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-09, Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted.  ASU 2015-09 will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements.  The amendments in ASU 2015-09 are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016.  Since ASU 2015-09 is a disclosure only update, the Company does not expect its adoption to have a material impact on the Company’s financial condition or results of operations.

Note 3.	Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and six month periods ended June 30, 2015 and 2014.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
American Southern	$15,664	$14,147	$30,436	$28,348
Bankers Fidelity	28,820	27,293	54,890	54,131
Corporate and Other	288	146	395	267
Total revenue	$44,772	$41,586	$85,721	$82,746

Income Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
American Southern	$1,824	$1,138	$3,673	$2,195
Bankers Fidelity	3,900	1,134	5,090	2,782
Corporate and Other	(1,535)	(1,286)	(3,564)	(2,998)
Income before income taxes	$4,189	$986	$5,199	$1,979

Note 4.	Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto.

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2015 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2015	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance June 30, 2015	$18,042	$15,696
Net balance December 31, 2014	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	17,500	22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,345	20,573
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	3,245	20,573	$.16
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$3,345	21,951	$.15

	Three Months Ended June 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$877	20,816
Less preferred stock dividends	(118)	-
Net income applicable to common shareholders	$759	20,816	$.04

	Six Months Ended June 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$4,036	20,582
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	3,837	20,582	$.19
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	199	1,378
Net income applicable to common shareholders	$4,036	21,960	$.18

	Six Months Ended June 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,697	20,944
Less preferred stock dividends	(236)	-
Net income applicable to common shareholders	$1,461	20,944	$.07

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2014 since its impact would have been antidilutive.

Note 6.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Federal income tax provision at statutory rate of 35%	$1,466	$345	$1,820	$693
Dividends-received deduction	(27)	(30)	(54)	(61)
Small life insurance company deduction	(605)	(45)	(623)	(161)
Other permanent differences	10	9	20	19
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	(170)	-	(208)
Income tax expense	$844	$109	$1,163	$282

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current - Federal	$1,108	$66	$1,119	$129
Deferred - Federal	(264)	213	44	361
Change in deferred tax asset valuation allowance	-	(170)	-	(208)
Total	$844	$109	$1,163	$282

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  All unused capital loss carryforwards expired at the end of 2014.

Note 7.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 8.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2015 and December 31, 2014.
Investments were comprised of the following:
	June 30, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,506	$334	$538	$26,710
Obligations of states and political subdivisions	24,642	544	848	24,946
Corporate securities:
Utilities and telecom	17,655	1,575	317	16,397
Financial services	48,434	1,995	930	47,369
Other business – diversified	59,255	917	1,728	60,066
Other consumer – diversified	21,282	160	780	21,902
Total corporate securities	146,626	4,647	3,755	145,734
Redeemable preferred stocks:
Financial services	253	3	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	446	3	-	443
Total fixed maturities	198,220	5,528	5,141	197,833
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,398	434	-	964
Financial services	6,020	692	16	5,344
Other business – diversified	205	158	-	47
Other consumer – diversified	15,090	9,476	-	5,614
Total equity securities	22,713	10,760	16	11,969
Other invested assets	2,382	-	-	2,382
Policy loans	2,161	-	-	2,161
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$226,752	$16,288	$5,157	$215,621

	December 31, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$1,459	$30	$32,469
Obligations of states and political subdivisions	11,459	681	-	10,778
Corporate securities:
Utilities and telecom	13,980	2,355	-	11,625
Financial services	59,224	3,404	588	56,408
Other business – diversified	70,139	2,076	1,830	69,893
Other consumer – diversified	25,388	332	547	25,603
Total corporate securities	168,731	8,167	2,965	163,529
Redeemable preferred stocks:
Financial services	608	8	-	600
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	800	8	-	792
Total fixed maturities	214,888	10,315	2,995	207,568
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,403	439	-	964
Financial services	6,083	739	-	5,344
Other business – diversified	226	179	-	47
Other consumer – diversified	11,212	5,598	-	5,614
Total equity securities	18,924	6,955	-	11,969
Other invested assets	2,995	-	-	2,995
Policy loans	2,202	-	-	2,202
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$240,285	$17,270	$2,995	$226,010

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2015 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Carrying Value	Amortized Cost
Due in one year or less	$3,190	$3,119
Due after one year through five years	19,258	18,616
Due after five years through ten years	86,031	86,435
Due after ten years	88,632	88,668
Varying maturities	1,109	995
Totals	$198,220	$197,833

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,506	$26,710	$(204)	$33,898	$32,469	$1,429
Obligations of states and political subdivisions	24,642	24,946	(304)	11,459	10,778	681
Utilities and telecom	19,053	17,361	1,692	15,383	12,589	2,794
Financial services	54,707	52,963	1,744	65,915	62,352	3,563
Other business – diversified	59,460	60,113	(653)	70,365	69,940	425
Other consumer – diversified	36,565	27,709	8,856	36,792	31,409	5,383
Other investments	5,819	5,819	-	6,473	6,473	-
Investments	$226,752	$215,621	$11,131	$240,285	$226,010	$14,275

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$15,390	$537	$503	$1	$15,893	$538
Obligations of states and political subdivisions	19,491	848	-	-	19,491	848
Corporate securities	70,215	2,065	11,923	1,690	82,138	3,755
Common and non-redeemable preferred stocks	1,000	16	-	-	1,000	16
Total temporarily impaired securities	$106,096	$3,466	$12,426	$1,691	$118,522	$5,157

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,695	$7	$2,692	$23	$6,387	$30
Corporate securities	43,996	1,604	9,293	1,361	53,289	2,965
Total temporarily impaired securities	$47,691	$1,611	$11,985	$1,384	$59,676	$2,995

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

As of June 30, 2015, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors as well as obligations of U.S. Government agencies and state municipal bonds. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $908 related to investments in fixed maturities in the oil and gas industry.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2015.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2015 and December 31, 2014, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,207 and $2,214, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$196,013	$2,207	$198,220
Equity securities	17,003	5,710	-	22,713
Cash equivalents	29,558	-	-	29,558
Total	$46,561	$201,723	$2,207	$250,491

As of December 31, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Fixed maturities	$-	$212,674	$2,214	$214,888
Equity securities	13,148	5,776	-	18,924
Cash equivalents	15,009	-	-	15,009
Total	$28,157	$218,450	$2,214	$248,821

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2015.

Fixed Maturities
Balance, December 31, 2014	$2,214
Total unrealized gains included in other comprehensive income	50
Balance, March 31, 2015	2,264
Total unrealized losses included in other comprehensive income	(57)
Balance, June 30, 2015	$2,207

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

Note 9.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.

			June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$32,927	$32,927	$16,375	$16,375
Fixed maturities		(1)	198,220	198,220	214,888	214,888
Equity securities		(1)	22,713	22,713	18,924	18,924
Other invested assets	Level 3		2,382	2,382	2,995	2,995
Policy loans	Level 2		2,161	2,161	2,202	2,202
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2		33,738	33,738	33,738	33,738

(1)	See Note 8 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 10.	Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of June 30, 2015 and December 31, 2014, and the changes in the balance of each component thereof during the six month period ended June 30, 2015, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2014	$9,279
Other comprehensive income before reclassifications	1,270
Amounts reclassified from accumulated other comprehensive income	(3,314)
Net current-period other comprehensive loss	(2,044)
Balance, June 30, 2015	$7,235

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2015. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. During the six month period ended June 30, 2015, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and six month periods ended June 30, 2015 and the comparable periods in 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Insurance premiums	$38,104	$38,456	$75,490	$76,874
Investment income	2,494	2,599	5,091	5,197
Realized investment gains, net	4,148	485	5,099	593
Other income	26	46	41	82
Total revenue	44,772	41,586	85,721	82,746
Insurance benefits and losses incurred	26,383	27,069	51,624	53,897
Commissions and underwriting expenses	10,487	10,074	21,208	19,981
Other expense	3,359	3,023	6,987	6,026
Interest expense	354	434	703	863
Total benefits and expenses	40,583	40,600	80,522	80,767
Income before income taxes	$4,189	$986	$5,199	$1,979
Net income	$3,345	$877	$4,036	$1,697

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

A reconciliation of net income to operating income for the three month and six month periods ended June 30, 2015 and the comparable periods in 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Net Income to non-GAAP Measurement	2015	2014	2015	2014
	(In thousands)
Net income	$3,345	$877	$4,036	$1,697
Income tax expense	844	109	1,163	282
Realized investment gains, net	(4,148)	(485)	(5,099)	(593)
Operating income	$41	$501	$100	$1,386

On a consolidated basis, the Company had net income of $3.3 million, or $0.15 per diluted share, for the three month period ended June 30, 2015, compared to net income of $0.9 million, or $0.04 per diluted share, for the three month period ended June 30, 2014.  The Company had net income of $4.0 million, or $0.18 per diluted share, for the six month period ended June 30, 2015, compared to net income of $1.7 million, or $0.07 per diluted share, for the six month period ended June 30, 2014.  Premium revenue for the three month period ended June 30, 2015 decreased $0.4 million, or 0.9%, to $38.1 million from $38.5 million in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, premium revenue decreased $1.4 million, or 1.8%, to $75.5 million from $76.9 million in the comparable 2014 period.  The decrease in premium revenue for the three month and six month periods ended June 30, 2015 was due primarily to a decrease in Medicare supplement business in the life and health operations resulting from a decline in both first year and renewal premiums.  The increase in net income for the three month and six month periods ended June 30, 2015 was due to an increase in realized investment gains.  Operating income decreased $0.5 million in the three month period ended June 30, 2015, and $1.3 million during the six month period ended June 30, 2015, from the comparable periods in 2014.  The decrease in operating income for the three month and six month periods ended June 30, 2015 was primarily attributable to less favorable loss experience and a decrease in premium revenue in the life and health operations coupled with a decline in investment income from lower average yields on the Company’s investments in fixed maturities.  Also contributing to the decrease in operating income for the six month period ended June 30, 2015 was an increase in other expense of $0.7 million in the first quarter of 2015 due to increased legal and consulting fees.  Partially offsetting the decrease in operating income for the three month and six month periods ended June 30, 2015 was the reduction in interest expense from the decrease in the average outstanding balance of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) as well as increased profitability in the property and casualty operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2015 and the comparable periods in 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross written premiums	$28,675	$26,773	$37,260	$34,159
Ceded premiums	(1,167)	(1,544)	(2,602)	(3,249)
Net written premiums	$27,508	$25,229	$34,658	$30,910
Net earned premiums	$14,098	$12,925	$27,361	$25,951
Net loss and loss adjustment expenses	9,392	9,580	17,880	19,677
Underwriting expenses	4,448	3,429	8,884	6,476
Underwriting income (loss)	$258	$(84)	$597	$(202)
Loss ratio	66.6%	74.1%	65.3%	75.8%
Expense ratio	31.6	26.6	32.5	25.0
Combined ratio	98.2%	100.7%	97.8%	100.8%

Gross written premiums at American Southern increased $1.9 million, or 7.1%, during the three month period ended June 30, 2015, and $3.1 million, or 9.1%, during the six month period ended June 30, 2015, over the comparable periods in 2014.  The increase in gross written premiums for the three month and six month periods ended June 30, 2015 was primarily attributable to an increase in automobile physical damage written premiums resulting from two new programs which incepted in 2014 as well as an increase in surety business from an existing agency.  During the three month and six month periods ended June 30, 2015, automobile physical damage gross written premiums from the two new programs increased $0.9 million and $2.3 million, respectively, while the surety gross written premiums increased $0.8 million and $1.6 million, respectively, from the comparable periods in 2014.  Partially offsetting the increase in gross written premiums for the six month period ended June 30, 2015 was a decrease of $1.0 million in the commercial automobile liability line of business due primarily to the cancellation of an agency in the second quarter of 2014.

Ceded premiums decreased $0.4 million, or 24.4%, during the three month period ended June 30, 2015, and $0.6 million, or 19.9%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease. However, the change in ceded premiums for the three month and six month periods ended June 30, 2015 was disproportionate to the increase in earned premiums due primarily to a decrease in earned premiums from certain commercial automobile liability accounts, cancelled in the second quarter of 2014, which had been subject to reinsurance.  Commercial automobile liability business, when reinsured, generally has higher contractual reinsurance cession rates than other lines of business and therefore changes in earned premiums in this line of business, when reinsured and significant, may impact the overall ratio of premiums ceded to premiums earned as in the three month and six month periods ended June 30, 2015.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2015 and the comparable periods in 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Automobile liability	$6,850	$6,430	$12,575	$13,567
Automobile physical damage	3,214	2,847	6,889	5,123
General liability	790	931	1,557	1,867
Property	1,032	883	2,028	1,728
Surety	2,212	1,834	4,312	3,666
Total	$14,098	$12,925	$27,361	$25,951

Net earned premiums increased $1.2 million, or 9.1%, during the three month period ended June 30, 2015, and $1.4 million, or 5.4%, during the six month period ended June 30, 2015, over the comparable periods in 2014.  The increase in net earned premiums for the three month and six month periods ended June 30, 2015 was primarily attributable to increases in automobile physical damage, property and surety earned premiums from both new and existing programs.  Partially offsetting the increase for the six month period ended June 30, 2015 was the decrease in commercial automobile liability earned premiums due primarily to an agency cancellation.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $0.2 million, or 2.0%, during the three month period ended June 30, 2015, and $1.8 million, or 9.1%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  As a percentage of premiums, net loss and loss adjustment expenses were 66.6% in the three month period ended June 30, 2015, compared to 74.1% in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, this ratio decreased to 65.3% from 75.8% in the comparable period of 2014.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2015 was due to more favorable loss experience in significantly all lines of business and was primarily attributable to actions taken in the prior year to better rationalize American Southern's book of business and to strengthen guidelines with respect to new and renewal business.

Underwriting expenses increased $1.0 million, or 29.7%, during the three month period ended June 30, 2015, and $2.4 million, or 37.2%, during the six month period ended June 30, 2015, over the comparable periods in 2014.  As a percentage of premiums, underwriting expenses were 31.6% in the three month period ended June 30, 2015, compared to 26.6% in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, this ratio increased to 32.5% from 25.0% in the comparable period of 2014.  The increase in the expense ratio for the three month and six month periods ended June 30, 2015 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month and six month periods ended June 30, 2015, these commissions at American Southern increased $1.0 million and $2.3 million, respectively, from the comparable periods in 2014 due to more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2015 and the comparable periods in 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Medicare supplement	$20,033	$21,373	$40,402	$42,900
Other health products	1,174	1,184	2,372	2,373
Life insurance	2,799	2,974	5,355	5,650
Total earned premiums	24,006	25,531	48,129	50,923
Insurance benefits and losses	16,991	17,489	33,744	34,220
Underwriting expenses	7,929	8,669	16,056	17,129
Total expenses	24,920	26,158	49,800	51,349
Underwriting loss	$(914)	$(627)	$(1,671)	$(426)
Loss ratio	70.8%	68.5%	70.1%	67.2%
Expense ratio	33.0	34.0	33.4	33.6
Combined ratio	103.8%	102.5%	103.5%	100.8%

Premium revenue at Bankers Fidelity decreased $1.5 million, or 6.0%, during the three month period ended June 30, 2015, and $2.8 million, or 5.5%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  Premiums from the Medicare supplement line of business decreased $1.3 million, or 6.3%, during the three month period ended June 30, 2015, and $2.5 million, or 5.8%, during the six month period ended June 30, 2015, due primarily to a decline in both first year and renewal premiums. Other health product premiums decreased slightly during the same comparable periods, primarily as a result of decreased sales of cancer and disability income products, partially offset by new sales of the company’s group health products.  Premiums from the life insurance line of business decreased $0.2 million, or 5.9%, during the three month period ended June 30, 2015, and $0.3 million, or 5.2%, during the six month period ended June 30, 2015 from the comparable 2014 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses decreased $0.5 million, or 2.8%, during the three month period ended June 30, 2015, and $0.5 million, or 1.4%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  As a percentage of premiums, benefits and losses were 70.8% in the three month period ended June 30, 2015, compared to 68.5% in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, this ratio increased to 70.1% from 67.2% in the comparable period of 2014.  The increase in the loss ratio for the three month and six month periods ended June 30, 2015 was primarily attributable to less favorable loss experience in the Medicare supplement line of business.  Also contributing to the increase in the 2015 second quarter and year to date loss ratios was the company’s initiative in repricing its Medicare supplement product offerings in certain markets to be more competitive.

Underwriting expenses decreased $0.7 million, or 8.5%, during the three month period ended June 30, 2015, and $1.1 million, or 6.3%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  As a percentage of premiums, underwriting expenses were 33.0% in the three month period ended June 30, 2015, compared to 34.0% in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, this ratio decreased slightly to 33.4% from 33.6% in the comparable period of 2014.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2015 was primarily attributable to decreases in general advertising and agency related expenses as well as a decrease in external actuarial consulting fees.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.1 million, or 4.0%, during the three month period ended June 30, 2015, and $0.1 million, or 2.0%, during the six month period ended June 30, 2015, from the comparable periods in 2014.  The decrease in investment income for the three month and six month periods ended June 30, 2015 was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $4.1 million during the three month period ended June 30, 2015, compared to net realized investment gains of $0.5 million in the three month period ended June 30, 2014.  The Company had net realized investment gains of $5.1 million during the six month period ended June 30, 2015, compared to net realized investment gains of $0.6 million in the six month period ended June 30, 2014.   The net realized investment gains in the three month and six month periods ended June 30, 2015 were primarily attributable to a $3.2 million gain from the sale of property held within two of the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities.  The net realized investment gains in the three month and six month periods ended June 30, 2014 also resulted from the disposition of several of the Company’s investments in fixed maturities.   Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased $0.1 million, or 18.4%, during the three month period ended June 30, 2015, and $0.2 million, or 18.5%, during the six month period ended June 30, 2015, from the comparable periods in 2014 due to a decrease in the outstanding amount of Junior Subordinated Debentures.  On August 4, 2014, the Company acquired $7.5 million of its then outstanding Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in lower interest expense.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.7 million, or 5.7%, during the three month period ended June 30, 2015, and $2.2 million, or 8.4%, during the six month period ended June 30, 2015, over the comparable periods in 2014.  The increase in other expenses for the three month and six month periods ended June 30, 2015 was primarily attributable to an increase in commission accruals at American Southern due to more favorable loss experience.  During the three month and six month periods ended June 30, 2015, these commissions at American Southern increased $1.0 million and $2.3 million, respectively, from the comparable periods in 2014.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  Also contributing to the increase in other expenses for the six month period ended June 30, 2015 was an increase in legal and consulting fees of $0.7 million incurred in the first quarter of 2015.  Partially offsetting the increase in other expenses for the three month and six month periods ended June 30, 2015 were decreases in general advertising expenses, agency related expenses and external actuarial consulting fees in the life and health operations.  Additionally, during the six month period ended June 30, 2015, incentive compensation expense decreased $0.4 million from the comparable 2014 period due to the Company’s recent operating performance.  On a consolidated basis, as a percentage of earned premiums, other expenses increased to 36.3% in the three month period ended June 30, 2015 from 34.1% in the three month period ended June 30, 2014.  For the six month period ended June 30, 2015, this ratio increased to 37.3% from 33.8% in the comparable period of 2014. The increase in the expense ratio for the three month and six month periods ended June 30, 2015 was primarily due to the increase in commission accruals at American Southern.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  All unused capital loss carryforwards expired at the end of 2014.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At June 30, 2015, the Parent had approximately $21.2 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $5.6 million for the six month period ended June 30, 2015 compared to statutory net income of $3.2 million for the six month period ended June 30, 2014.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2015, American Southern had $39.3 million of statutory surplus and Bankers Fidelity had $37.1 million of statutory surplus. In 2015, dividend payments by the Parent’s insurance subsidiaries in excess of $7.6 million would require prior approval.  Through June 30, 2015, the Parent received dividends of $3.2 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2015, the effective interest rate was 4.33%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2015, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2015, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Cash and cash equivalents increased from $16.4 million at December 31, 2014 to $32.9 million at June 30, 2015. The increase in cash and cash equivalents during the six month period ended June 30, 2015 was primarily attributable to a $19.2 million increase resulting from the sale and maturity of securities exceeding investment purchases.  Partially offsetting the increase in cash and cash equivalents was net cash used in operating activities of $1.9 million, additions to property and equipment of $0.2 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.2 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2015	5,704	$4.04	5,704	405,646
May 1 – May 31, 2015	4,083	3.84	4,083	401,563
June 1 – June 30, 2015	15,000	3.83	15,000	386,563
Total	24,787	$3.88	24,787

Item 6.  Exhibits

3.2	Restated Bylaws of Atlantic American Corporation, as amended.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2015	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title

3.2	Restated Bylaws of Atlantic American Corporation, as amended.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.