Form 10-Q
period 2015-09-30
ATLANTIC AMERICAN CORP
filed 2015-11-10
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 5, 2015 was 20,547,430.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30, 2015	December 31, 2014
Cash and cash equivalents	$14,637	$16,375
Investments:
Fixed maturities (cost: $213,450 and $207,568)	211,810	214,888
Common and non-redeemable preferred stocks (cost: $10,953 and $11,969)	19,988	18,924
Other invested assets (cost: $2,372 and $2,995)	2,372	2,995
Policy loans	2,181	2,202
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	237,627	240,285
Receivables:
Reinsurance	14,243	14,348
Insurance premiums and other (net of allowance for doubtful accounts: $683 and $439)	14,404	10,728
Deferred income taxes, net	310	-
Deferred acquisition costs	27,675	26,981
Other assets	5,763	5,747
Intangibles	2,544	2,544
Total assets	$317,203	$317,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$71,576	$70,845
Unearned premiums	27,251	24,544
Losses and claims	65,241	66,625
Other policy liabilities	1,294	2,080
Total insurance reserves and policyholder funds	165,362	164,094
Accounts payable and accrued expenses	14,891	13,586
Deferred income taxes, net	-	1,395
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	213,991	212,813

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,566,330 and 20,600,039	22,401	22,401
Additional paid-in capital	56,619	56,491
Retained earnings	25,429	21,866
Accumulated other comprehensive income	4,807	9,279
Unearned stock grant compensation	(395)	(460)
Treasury stock, at cost: 1,834,564 and 1,800,855 shares	(5,704)	(5,437)
Total shareholders’ equity	103,212	104,195
Total liabilities and shareholders’ equity	$317,203	$317,008

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Insurance premiums	$37,859	$38,337	$113,349	$115,211
Investment income	2,456	2,678	7,547	7,875
Realized investment gains, net	7	848	5,106	1,441
Other income	37	793	78	875
Total revenue	40,359	42,656	126,080	125,402

Benefits and expenses:
Insurance benefits and losses incurred	24,637	27,094	76,261	80,991
Commissions and underwriting expenses	11,816	10,238	33,024	30,219
Interest expense	361	388	1,064	1,251
Other expense	3,180	3,349	10,167	9,375
Total benefits and expenses	39,994	41,069	120,516	121,836
Income before income taxes	365	1,587	5,564	3,566
Income tax expense	127	136	1,290	418
Net income	238	1,451	4,274	3,148
Preferred stock dividends	(100)	(117)	(299)	(353)
Net income applicable to common shareholders	$138	$1,334	$3,975	$2,795

Earnings per common share (basic and diluted)	$.01	$.06	$.19	$.13

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$238	$1,451	$4,274	$3,148
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(3,729)	(7,103)	(1,774)	2,627
Related income tax effect	1,306	2,487	621	(919)
Less: reclassification adjustment for net realized gains included in net income (1)	(7)	(848)	(5,106)	(1,441)
Related income tax effect (2)	2	296	1,787	504
Net effect on other comprehensive income (loss)	(2,428)	(5,168)	(4,472)	771
Total comprehensive income (loss)	$(2,190)	$(3,717)	$(198)	$3,919

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2015	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	4,274	-	-	-	4,274
Other comprehensive loss, net of tax	-	-	-	-	(4,472)	-	-	(4,472)
Dividends on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	106	-	-	(184)	78	-
Amortization of unearned compensation	-	-	-	-	-	249	-	249
Purchase of shares for treasury	-	-	-	-	-	-	(360)	(360)
Issuance of shares under stock plans	-	-	22	-	-	-	15	37
Balance, September 30, 2015	$55	$22,401	$56,619	$25,429	$4,807	$(395)	$(5,704)	$103,212

Nine Months Ended September 30, 2014
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	-	-	-	3,148	-	-	-	3,148
Other comprehensive income, net of tax	-	-	-	-	771	-	-	771
Dividends on common stock	-	-	-	(422)	-	-	-	(422)
Dividends accrued on preferred stock	-	-	-	(353)	-	-	-	(353)
Restricted stock grants	-	-	328	-	-	(559)	231	-
Amortization of unearned compensation	-	-	-	-	-	480	-	480
Purchase of shares for treasury	-	-	-	-	-	-	(2,440)	(2,440)
Issuance of shares under stock plans	-	-	42	-	-	-	29	71
Balance, September 30, 2014	$65	$22,401	$57,473	$21,111	$6,975	$(564)	$(5,279)	$102,182

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,274	$3,148
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	7,857	8,060
Acquisition costs deferred	(8,551)	(7,543)
Realized investment gains, net	(5,106)	(1,441)
Gain on purchase of debt securities	-	(750)
Increase in insurance reserves	1,268	3,191
Compensation expense related to share awards	249	480
Depreciation and amortization	834	675
Deferred income tax expense	703	335
Increase in receivables, net	(3,571)	(5,976)
Increase (decrease) in other liabilities	1,006	(1,788)
Other, net	(330)	(164)
Net cash used in operating activities	(1,367)	(1,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	80,493	53,534
Investments purchased	(79,932)	(55,051)
Additions to property and equipment	(197)	(3,777)
Net cash provided by (used in) investing activities	364	(5,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for debt securities	-	(6,750)
Payment of dividends on common stock	(412)	(422)
Proceeds from shares issued under stock plans	37	71
Purchase of shares for treasury	(360)	(2,440)
Net cash used in financing activities	(735)	(9,541)

Net decrease in cash and cash equivalents	(1,738)	(16,608)
Cash and cash equivalents at beginning of period	16,375	33,102
Cash and cash equivalents at end of period	$14,637	$16,494

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,063	$1,296
Cash paid for income taxes	$1,165	$442

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Annual Report”).  The Company’s financial condition and results of operations as of and for the three month and nine month periods ended September 30, 2015 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2015 or for any other future period.

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

Note 3.   Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and nine month periods ended September 30, 2015 and 2014.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
American Southern	$14,899	$14,819	$45,335	$43,167
Bankers Fidelity	25,370	26,909	80,260	81,040
Corporate and Other	90	928	485	1,195
Total revenue	$40,359	$42,656	$126,080	$125,402

Income Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
American Southern	$1,572	$1,500	$5,245	$3,695
Bankers Fidelity	290	1,051	5,380	3,833
Corporate and Other	(1,497)	(964)	(5,061)	(3,962)
Income before income taxes	$365	$1,587	$5,564	$3,566

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2015 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2015	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance September 30, 2015	$18,042	$15,696
Net balance December 31, 2014	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures. Consideration tendered, upon settlement, was $6,750 plus accrued interest resulting in a gain of $750 recognized in other income on the accompanying condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2014.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.   Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$238	20,589
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$138	20,589	$.01

	Three Months Ended September 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,451	20,768
Less preferred stock dividends	(117)	-
Net income applicable to common shareholders	$1,334	20,768	$.06

	Nine Months Ended September 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$4,274	20,584
Less preferred stock dividends	(299)	-
Net income applicable to common shareholders	$3,975	20,584	$.19

	Nine Months Ended September 30, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$3,148	20,885
Less preferred stock dividends	(353)	-
Net income applicable to common shareholders	$2,795	20,885	$.13

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 6.   Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Federal income tax provision at statutory rate of 35%	$127	$555	$1,947	$1,248
Dividends-received deduction	(21)	(27)	(75)	(88)
Small life insurance company deduction	51	(114)	(572)	(275)
Other permanent differences	9	17	29	36
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	-	(365)	-	(573)
Adjustment for prior years’ estimates to actual	(39)	70	(39)	70
Income tax expense	$127	$136	$1,290	$418

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current - Federal	$(532)	$(46)	$587	$83
Deferred - Federal	659	547	703	908
Change in deferred tax asset valuation allowance	-	(365)	-	(573)
Total	$127	$136	$1,290	$418

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance.  The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve.  All unused capital loss carryforwards expired at the end of 2014.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $39 and $70 in the three month and nine month periods ended September 30, 2015 and 2014, respectively.

Note 7.   Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 8.   Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2015 and December 31, 2014.

Investments were comprised of the following:

	September 30, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,782	$430	$243	$30,595
Obligations of states and political subdivisions	25,720	721	415	25,414
Corporate securities:
Utilities and telecom	17,728	1,537	727	16,918
Financial services	51,108	2,167	1,149	50,090
Other business – diversified	63,014	944	4,066	66,136
Other consumer – diversified	23,014	183	1,024	23,855
Total corporate securities	154,864	4,831	6,966	156,999
Redeemable preferred stocks:
Financial services	252	2	-	250
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	444	2	-	442
Total fixed maturities	211,810	5,984	7,624	213,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,305	341	-	964
Financial services	5,039	711	-	4,328
Other business – diversified	195	148	-	47
Other consumer – diversified	13,449	7,835	-	5,614
Total equity securities	19,988	9,035	-	10,953
Other invested assets	2,372	-	-	2,372
Policy loans	2,181	-	-	2,181
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$237,627	$15,019	$7,624	$230,232

	December 31, 2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$1,459	$30	$32,469
Obligations of states and political subdivisions	11,459	681	-	10,778
Corporate securities:
Utilities and telecom	13,980	2,355	-	11,625
Financial services	59,224	3,404	588	56,408
Other business – diversified	70,139	2,076	1,830	69,893
Other consumer – diversified	25,388	332	547	25,603
Total corporate securities	168,731	8,167	2,965	163,529
Redeemable preferred stocks:
Financial services	608	8	-	600
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	800	8	-	792
Total fixed maturities	214,888	10,315	2,995	207,568
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,403	439	-	964
Financial services	6,083	739	-	5,344
Other business – diversified	226	179	-	47
Other consumer – diversified	11,212	5,598	-	5,614
Total equity securities	18,924	6,955	-	11,969
Other invested assets	2,995	-	-	2,995
Policy loans	2,202	-	-	2,202
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$240,285	$17,270	$2,995	$226,010

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2015 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Carrying Value	Amortized Cost
Due in one year or less	$4,186	$4,115
Due after one year through five years	20,023	19,593
Due after five years through ten years	94,107	96,140
Due after ten years	92,368	92,607
Varying maturities	1,126	995
Totals	$211,810	$213,450

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,782	$30,595	$187	$33,898	$32,469	$1,429
Obligations of states and political subdivisions	25,720	25,414	306	11,459	10,778	681
Utilities and telecom	19,033	17,882	1,151	15,383	12,589	2,794
Financial services	56,399	54,668	1,731	65,915	62,352	3,563
Other business – diversified	63,209	66,183	(2,974)	70,365	69,940	425
Other consumer – diversified	36,655	29,661	6,994	36,792	31,409	5,383
Other investments	5,829	5,829	-	6,473	6,473	-
Investments	$237,627	$230,232	$7,395	$240,285	$226,010	$14,275

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014.

	September 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,498	$242	$503	$1	$10,001	$243
Obligations of states and political subdivisions	13,237	415	-	-	13,237	415
Corporate securities	69,731	3,496	14,644	3,470	84,375	6,966
Total temporarily impaired securities	$92,466	$4,153	$15,147	$3,471	$107,613	$7,624

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,695	$7	$2,692	$23	$6,387	$30
Corporate securities	43,996	1,604	9,293	1,361	53,289	2,965
Total temporarily impaired securities	$47,691	$1,611	$11,985	$1,384	$59,676	$2,995

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

During the three month and nine month periods ended September 30, 2014, the Company recorded impairments related to the following investments. There were no impairments recorded during the three month or nine month periods ended September 30, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common and non-redeemable preferred stocks	$-	$196	$-	$196

As of September 30, 2015, securities in an unrealized loss position primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer, utilities and telecom and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $2,582 related to investments in fixed maturities of 11 different issuers, all related to the oil and gas industry.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2015.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes various external pricing sources.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2015 and December 31, 2014, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,241 and $2,214, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$209,569	$2,241	$211,810
Equity securities	15,228	4,760	-	19,988
Cash equivalents	13,731	-	-	13,731
Total	$28,959	$214,329	$2,241	$245,529

As of December 31, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$212,674	$2,214	$214,888
Equity securities	13,148	5,776	-	18,924
Cash equivalents	15,009	-	-	15,009
Total	$28,157	$218,450	$2,214	$248,821

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2015.

Fixed Maturities
Balance, December 31, 2014	$2,214
Total unrealized gains included in other comprehensive income	50
Balance, March 31, 2015	2,264
Total unrealized losses included in other comprehensive loss	(57)
Balance, June 30, 2015	2,207
Total unrealized gains included in other comprehensive loss	34
Balance, September 30, 2015	$2,241

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support the ultimate repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$14,637	$14,637	$16,375	$16,375
Fixed maturities	(1)	211,810	211,810	214,888	214,888
Equity securities	(1)	19,988	19,988	18,924	18,924
Other invested assets	Level 3	2,372	2,372	2,995	2,995
Policy loans	Level 2	2,181	2,181	2,202	2,202
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 8 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 10.  Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of September 30, 2015 and December 31, 2014, and the changes in the balance of each component thereof during the nine month period ended September 30, 2015, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2014	$9,279
Other comprehensive loss before reclassifications	(1,153)
Amounts reclassified from accumulated other comprehensive income	(3,319)
Net current period other comprehensive loss	(4,472)
Balance, September 30, 2015	$4,807

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2015. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. During the nine month period ended September 30, 2015, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and nine month periods ended September 30, 2015 and the comparable periods in 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Insurance premiums	$37,859	$38,337	$113,349	$115,211
Investment income	2,456	2,678	7,547	7,875
Realized investment gains, net	7	848	5,106	1,441
Other income	37	793	78	875
Total revenue	40,359	42,656	126,080	125,402
Insurance benefits and losses incurred	24,637	27,094	76,261	80,991
Commissions and underwriting expenses	11,816	10,238	33,024	30,219
Other expense	3,180	3,349	10,167	9,375
Interest expense	361	388	1,064	1,251
Total benefits and expenses	39,994	41,069	120,516	121,836
Income before income taxes	$365	$1,587	$5,564	$3,566
Net income	$238	$1,451	$4,274	$3,148

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

A reconciliation of net income to operating income (loss) for the three month and nine month periods ended September 30, 2015 and the comparable periods in 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income to non-GAAP Measurement	2015	2014	2015	2014
	(In thousands)
Net income	$238	$1,451	$4,274	$3,148
Income tax expense	127	136	1,290	418
Realized investment gains, net	(7)	(848)	(5,106)	(1,441)
Gain on purchase of debt securities (1)	-	(750)	-	(750)
Operating income (loss)	$358	$(11)	$458	$1,375

(1)	Gain from the purchase of $7.5 million of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). See Note 4 of the accompanying notes to the unaudited condensed consolidated financial statements.

On a consolidated basis, the Company had net income of $0.2 million, or $0.01 per diluted share, for the three month period ended September 30, 2015, compared to net income of $1.5 million, or $0.06 per diluted share, for the three month period ended September 30, 2014. The Company had net income of $4.3 million, or $0.19 per diluted share, for the nine month period ended September 30, 2015, compared to net income of $3.1 million, or $0.13 per diluted share, for the nine month period ended September 30, 2014. Premium revenue for the three month period ended September 30, 2015 decreased $0.5 million, or 1.2%, to $37.9 million from $38.3 million in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, premium revenue decreased $1.9 million, or 1.6%, to $113.3 million from $115.2 million in the comparable 2014 period. The decrease in premium revenue for the three month and nine month periods ended September 30, 2015 was due primarily to a decrease in Medicare supplement business in the life and health operations resulting from a decline in both first year and renewal premiums. The decrease in net income for the three month period ended September 30, 2015 was primarily attributable to both a decrease in realized investment gains and a $0.8 million gain from the purchase of the Company’s Junior Subordinated Debentures in the comparable 2014 period that did not recur in 2015. The increase in net income for the nine month period ended September 30, 2015 was due to an increase in realized investment gains. Operating income increased $0.4 million in the three month period ended September 30, 2015 over the three month period ended September 30, 2014, but decreased $0.9 million during the nine month period ended September 30, 2015, from the comparable period in 2014. The increase in operating income for the three month period ended September 30, 2015 was primarily due to increased profitability in the property and casualty operations and a decrease in stock grant compensation expense. The decrease in operating income for the nine month period ended September 30, 2015 was primarily attributable to less favorable loss experience and a decrease in premium revenue in the life and health operations coupled with a decline in investment income from lower average yields on the Company’s investments in fixed maturities. Also contributing to the decrease in operating income for the nine month period ended September 30, 2015 was an increase in other expense of $0.9 million due to increased legal and consulting fees. Partially offsetting the decrease in operating income for the nine month period ended September 30, 2015 was the reduction in interest expense from the decrease in the average outstanding balance of the Company’s Junior Subordinated Debentures, a decrease in compensation expense from stock awards as well as increased profitability in the property and casualty operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2015 and the comparable periods in 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Gross written premiums	$10,379	$9,293	$47,639	$43,452
Ceded premiums	(1,143)	(1,445)	(3,745)	(4,694)
Net written premiums	$9,236	$7,848	$43,894	$38,758
Net earned premiums	$13,888	$13,191	$41,249	$39,142
Net loss and loss adjustment expenses	8,326	9,530	26,206	29,207
Underwriting expenses	5,000	3,789	13,884	10,265
Underwriting income (loss)	$562	$(128)	$1,159	$(330)
Loss ratio	60.0%	72.3%	63.5%	74.6%
Expense ratio	36.0	28.7	33.7	26.2
Combined ratio	96.0%	101.0%	97.2%	100.8%

Gross written premiums at American Southern increased $1.1 million, or 11.7%, during the three month period ended September 30, 2015, and $4.2 million, or 9.6%, during the nine month period ended September 30, 2015, over the comparable periods in 2014. The increase in gross written premiums for the three month and nine month periods ended September 30, 2015 was primarily attributable to an increase in automobile physical damage written premiums resulting from two new programs which incepted in 2014 as well as an increase in surety business from an existing agency. During the three month and nine month periods ended September 30, 2015, automobile physical damage gross written premiums from the two new programs increased $0.9 million and $3.2 million, respectively, while the surety gross written premiums increased $0.8 million and $2.4 million, respectively, from the comparable periods in 2014. Partially offsetting the increase in gross written premiums for the nine month period ended September 30, 2015 was a decrease of $1.0 million in the commercial automobile liability line of business due primarily to the cancellation of an agency in the second quarter of 2014.

Ceded premiums decreased $0.3 million, or 20.9%, during the three month period ended September 30, 2015, and $0.9 million, or 20.2%, during the nine month period ended September 30, 2015, from the comparable periods in 2014. American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease. However, the change in ceded premiums for the three month and nine month periods ended September 30, 2015 was disproportionate to the increase in earned premiums due primarily to a decrease in earned premiums from certain commercial automobile liability accounts, cancelled in the second quarter of 2014, which had been subject to reinsurance. Commercial automobile liability business, when reinsured, generally has higher contractual reinsurance cession rates than other lines of business and therefore changes in earned premiums in this line of business, when reinsured and significant, may impact the overall ratio of premiums ceded to premiums earned as in the three month and nine month periods ended September 30, 2015.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2015 and the comparable periods in 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Automobile liability	$6,160	$6,627	$18,735	$20,194
Automobile physical damage	3,417	2,859	10,306	7,982
General liability	807	940	2,364	2,807
Property	1,040	972	3,068	2,700
Surety	2,464	1,793	6,776	5,459
Total	$13,888	$13,191	$41,249	$39,142

Net earned premiums increased $0.7 million, or 5.3%, during the three month period ended September 30, 2015, and $2.1 million, or 5.4%, during the nine month period ended September 30, 2015, over the comparable periods in 2014. The increase in net earned premiums for the three month and nine month periods ended September 30, 2015 was primarily attributable to increases in automobile physical damage, property and surety earned premiums from both new and existing programs. Partially offsetting the increase for the three month and nine month periods ended September 30, 2015 was the decrease in commercial automobile liability earned premiums due primarily to an agency cancellation. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $1.2 million, or 12.6%, during the three month period ended September 30, 2015, and $3.0 million, or 10.3%, during the nine month period ended September 30, 2015, from the comparable periods in 2014. As a percentage of premiums, net loss and loss adjustment expenses were 60.0% in the three month period ended September 30, 2015, compared to 72.3% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, this ratio decreased to 63.5% from 74.6% in the comparable period of 2014. The decrease in the loss ratio for the three month and nine month periods ended September 30, 2015 was due to more favorable loss experience in the automobile and surety lines of business and was primarily attributable to actions taken in prior years to better rationalize American Southern's book of business and to strengthen guidelines with respect to new and renewal business.

Underwriting expenses increased $1.2 million, or 32.0%, during the three month period ended September 30, 2015, and $3.6 million, or 35.3%, during the nine month period ended September 30, 2015, over the comparable periods in 2014. As a percentage of premiums, underwriting expenses were 36.0% in the three month period ended September 30, 2015, compared to 28.7% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, this ratio increased to 33.7% from 26.2% in the comparable period of 2014. The increase in the expense ratio for the three month and nine month periods ended September 30, 2015 was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month and nine month periods ended September 30, 2015, these commissions at American Southern increased $0.9 million and $3.2 million, respectively, from the comparable periods in 2014 due to more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2015 and the comparable periods in 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Medicare supplement	$20,077	$21,218	$60,479	$64,118
Other health products	1,237	1,183	3,609	3,556
Life insurance	2,657	2,745	8,012	8,395
Total earned premiums	23,971	25,146	72,100	76,069
Insurance benefits and losses	16,311	17,564	50,055	51,784
Underwriting expenses	8,769	8,294	24,825	25,423
Total expenses	25,080	25,858	74,880	77,207
Underwriting loss	$(1,109)	$(712)	$(2,780)	$(1,138)
Loss ratio	68.0%	69.8%	69.4%	68.1%
Expense ratio	36.6	33.0	34.5	33.4
Combined ratio	104.6%	102.8%	103.9%	101.5%

Premium revenue at Bankers Fidelity decreased $1.2 million, or 4.7%, during the three month period ended September 30, 2015, and $4.0 million, or 5.2%, during the nine month period ended September 30, 2015, from the comparable periods in 2014. Premiums from the Medicare supplement line of business decreased $1.1 million, or 5.4%, during the three month period ended September 30, 2015, and $3.6 million, or 5.7%, during the nine month period ended September 30, 2015, due primarily to a decline in both first year and renewal premiums. Other health product premiums increased slightly during the same comparable periods, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.1 million, or 3.2%, during the three month period ended September 30, 2015, and $0.4 million, or 4.6%, during the nine month period ended September 30, 2015 from the comparable 2014 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses decreased $1.3 million, or 7.1%, during the three month period ended September 30, 2015, and $1.7 million, or 3.3%, during the nine month period ended September 30, 2015, from the comparable periods in 2014. As a percentage of premiums, benefits and losses were 68.0% in the three month period ended September 30, 2015, compared to 69.8% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, this ratio increased to 69.4% from 68.1% in the comparable period of 2014. The decrease in the loss ratio for the three month period ended September 30, 2015 was due to more favorable loss experience, primarily in the Medicare supplement line of business. The increase in the loss ratio for the nine month period ended September 30, 2015 was primarily attributable to the company’s initiative to moderate pricing increases in various Medicare supplement product offerings in certain markets to remain competitive.

Underwriting expenses increased $0.5 million, or 5.7%, during the three month period ended September 30, 2015 over the three month period ended September 30, 2014, and decreased $0.6 million, or 2.4%, during the nine month period ended September 30, 2015, from the comparable period in 2014. As a percentage of premiums, underwriting expenses were 36.6% in the three month period ended September 30, 2015, compared to 33.0% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, this ratio increased to 34.5% from 33.4% in the comparable period of 2014. The increase in the expense ratio for the three month and nine month periods ended September 30, 2015 was primarily due to a higher investment in agent lead expense. Partially offsetting the increase in the expense ratio for the three month and nine month periods ended September 30, 2015 were decreases in general advertising and other agency related expenses as well as a decrease in external actuarial consulting fees.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.2 million, or 8.3%, during the three month period ended September 30, 2015, and $0.3 million, or 4.2%, during the nine month period ended September 30, 2015, from the comparable periods in 2014. The decrease in investment income for the three month and nine month periods ended September 30, 2015 was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $7,000 during the three month period ended September 30, 2015, compared to net realized investment gains of $0.9 million in the three month period ended September 30, 2014. The Company had net realized investment gains of $5.1 million during the nine month period ended September 30, 2015, compared to net realized investment gains of $1.4 million in the nine month period ended September 30, 2014. The net realized investment gains in the nine month period ended September 30, 2015 were primarily attributable to a $3.2 million gain from the sale of property held within two of the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. The net realized investment gains in the three month and nine month periods ended September 30, 2014 also resulted from the disposition of several of the Company’s investments in fixed maturities. During the three month and nine month periods ended September 30, 2014, the Company recorded investment impairments due to other than temporary declines in values of $0.2 million on certain of its investments in non-redeemable preferred stocks. While the impairments did not impact the carrying value of the investments, they resulted in realized losses which reduced reported realized investment gains. There were no impairments recorded during the three month or nine month periods ended September 30, 2015. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense decreased slightly during the three month period ended September 30, 2015, and $0.2 million, or 14.9%, during the nine month period ended September 30, 2015, from the comparable periods in 2014 due to a decrease in the outstanding amount of Junior Subordinated Debentures. On August 4, 2014, the Company acquired $7.5 million of its then outstanding Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in lower prospective interest expense.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $1.4 million, or 10.4%, during the three month period ended September 30, 2015, and $3.6 million, or 9.1%, during the nine month period ended September 30, 2015, over the comparable periods in 2014. The increase in other expenses for the three month and nine month periods ended September 30, 2015 was primarily attributable to an increase in commission accruals at American Southern due to more favorable loss experience. During the three month and nine month periods ended September 30, 2015, these commissions at American Southern increased $0.9 million and $3.2 million, respectively, from the comparable periods in 2014. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. Also contributing to the increase in other expenses for the three month and nine month periods ended September 30, 2015 was an increase in legal and consulting fees of $0.2 million and $0.9 million, respectively, as compared to the same periods in 2014. Further, agent lead expense in the life and health operations increased $0.7 million and $1.2 million in the same comparable periods, resulting from increased lead investment. Partially offsetting the increase in other expenses for the three month and nine month periods ended September 30, 2015 were decreases in general advertising expenses, other agency related expenses and external actuarial consulting fees in the life and health operations as well as a decrease in compensation expense from stock awards. Additionally, during the nine month period ended September 30, 2015, incentive compensation expense decreased $0.4 million from the comparable 2014 period due to the Company’s recent operating performance. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 39.6% in the three month period ended September 30, 2015 from 35.4% in the three month period ended September 30, 2014. For the nine month period ended September 30, 2015, this ratio increased to 38.1% from 34.4% in the comparable period of 2014. The increase in the expense ratio for the three month and nine month periods ended September 30, 2015 was primarily due to the increase in commission accruals at American Southern.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance. The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve. All unused capital loss carryforwards expired at the end of 2014.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At September 30, 2015, the Parent had approximately $22.7 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $7.2 million for the nine month period ended September 30, 2015 compared to statutory net income of $4.9 million for the nine month period ended September 30, 2014. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2015, American Southern had $38.4 million of statutory surplus and Bankers Fidelity had $35.7 million of statutory surplus. In 2015, dividend payments by the Parent’s insurance subsidiaries in excess of $7.6 million would require prior approval. Through September 30, 2015, the Parent received dividends of $4.9 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2015, the effective interest rate was 4.38%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2015, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2015, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents decreased from $16.4 million at December 31, 2014 to $14.6 million at September 30, 2015. The decrease in cash and cash equivalents during the nine month period ended September 30, 2015 was primarily attributable to net cash used in operating activities of $1.4 million, additions to property and equipment of $0.2 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.4 million. Partially offsetting the decrease in cash and cash equivalents was a $0.6 million increase resulting from the sale and maturity of securities exceeding investment purchases.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2015	15,108	$3.75	15,108	371,455
August 1 – August 31, 2015	9,777	3.69	9,777	361,678
September 1 – September 30, 2015	20,285	3.79	20,285	341,393
Total	45,170	$3.75	45,170

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 10, 2015	By:	/s/ John G. Sample, Jr.
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