Form 10-K
period 2015-12-31
ATLANTIC AMERICAN CORP
filed 2016-03-29
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting and nonvoting common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was $16,176,502. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 15, 2016 there were 20,394,007 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2015	2014
	(In thousands)
Automobile liability	$24,786	$26,438
Automobile physical damage	13,290	11,633
General liability	3,152	3,577
Surety	9,192	7,309
Other lines	4,088	3,697
Total	$54,508	$52,654

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products with a focus on the senior markets. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 89.2% of Bankers Fidelity’s net earned premiums in 2015 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2015, 77.4% were health insurance policies and 22.6% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2015	2014
	(In thousands)
Life insurance	$10,454	$10,887
Medicare supplement	81,068	85,197
Other accident and health	4,862	4,750
Total health insurance	85,930	89,947
Total	$96,384	$100,834

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

Bankers Fidelity has implemented an agent qualification process and had 3,447 licensed agents as of December 31, 2015. The agents generally concentrate their sales activities in both the accident and health or life insurance product lines. During 2015, approximately 872 of the licensed agents wrote policies on behalf of Bankers Fidelity.

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

In the traditional independent agent arrangement, Bankers Fidelity enters into contractual arrangements with various regional sales directors and general agents responsible for marketing and other sales activities, who may also, in turn, recommend appointment of other independent agents. The standard agreements set forth the commission arrangements and are terminable without cause by either party upon notice. Regional sales directors and general agents receive an override commission on sales made by their sponsored agents. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated primarily on a commission basis. Using independent agents also enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

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

Life and Health Operations

Bankers Fidelity issues a variety of products for both life and health insurance markets, with a focus on senior life insurance products typically with small face amounts of between $3,000 and $50,000, and Medicare supplement insurance. The majority of its products utilize “Yes” or “No” applications that are underwritten on a non-medical basis. Bankers Fidelity offers products to all age groups; however, its primary marketing focus is the senior market which is generally defined as individuals 65 years of age or older. For life products offered to other than the senior market, Bankers Fidelity may require medical information, such as medical examinations, subject to published age guidelines and coverage limits. Approximately 89% of the annualized premiums for both life and health insurance sold during 2015 were derived from insurance written on a non-medical basis. For the senior market, Bankers Fidelity offers life products primarily on a simplified policy issue basis with coverage amounts up to $50,000 for preferred rates, up to $35,000 for standard rates and up to $20,000 for graded death benefits and modified rates. Bankers Fidelity retains a maximum coverage amount of $100,000 with respect to any individual life policy (see “Reinsurance”).

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

Life and Health Operations

Insureds may obtain claim forms by calling the claims department customer service group or through Bankers Fidelity’s website. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within five business days of receipt. With regard to Medicare supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically through a Medicare clearing house.

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2015	2014
	(In thousands)
Balance at January 1	$66,625	$63,018
Less: Reinsurance receivable on unpaid losses	(14,302)	(14,314)
Net balance at January 1	52,323	48,704

Incurred related to:
Current year	99,447	104,225
Prior years (1)	(701)	(483)
Total incurred	98,746	103,742

Paid related to:
Current year	68,159	72,443
Prior years	30,781	27,680
Total paid	98,940	100,123
Net balance at December 31	52,129	52,323
Plus: Reinsurance receivable on unpaid losses	11,741	14,302
Balance at December 31	$63,870	$66,625
(1)	Favorable loss development from life and health operations for the years ended December 31, 2015 and 2014 was $0.7 million and $0.3 million, respectively. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2015, approximately 80% of the reserves related to property and casualty losses and approximately 20% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

Components of the Company’s reserves for losses and claims by product line at December 31, 2015 were as follows:

	Case	IBNR	Total
	(In thousands)
Business automobile	$18,801	$13,934	$32,735
Personal automobile/physical damage	1,546	215	1,761
General & other liability	1,533	7,793	9,326
Other lines (including life)	3,847	4,520	8,367
Medicare supplement	149	9,543	9,692
Unallocated loss adjustment reserves	—	1,989	1,989
Total reserves for losses and claims	$25,876	$37,994	$63,870

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2015 actuarial review indicated that reserves could be as much as 13.8% lower or as much as 6.0% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2005 through 2015. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy” for each year represents the aggregate change in such year’s estimates through the end of 2015. Furthermore, the amount of the redundancy for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies based on the data in the following table is not possible.

	Year Ended December 31,
	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005
	(Dollars In thousands)
Reserve for Losses and LAE	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593

Cumulative paid as of:
One year later		26,289	21,577	25,352	18,959	15,183	10,486	13,627	11,630	18,010	14,254
Two years later			37,022	37,128	34,805	25,333	17,462	19,003	21,187	24,793	23,967
Three years later				44,473	41,967	34,266	23,231	22,197	23,993	29,338	27,235
Four years later					46,715	37,720	29,254	24,016	25,733	30,853	29,179
Five years later						40,241	31,125	28,898	27,160	31,486	30,629
Six years later							32,488	30,286	31,659	32,415	30,961
Seven years later								31,462	32,489	35,695	31,346
Eight years later									33,616	36,277	33,776
Nine years later										37,001	33,874
Ten years later											34,498

Ultimate losses and LAE reestimated as of:
End of year	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655	$43,593
One year later		50,729	47,169	47,639	44,180	39,999	32,563	31,649	33,663	35,590	34,897
Two years later			49,927	49,966	46,109	38,859	30,562	28,386	29,903	34,163	32,929
Three years later				50,142	48,386	39,153	30,288	27,570	29,077	33,499	31,560
Four years later					49,361	41,339	31,798	28,169	29,162	32,753	32,043
Five years later						42,273	33,508	30,883	30,156	33,049	32,085
Six years later							34,331	31,696	33,091	33,933	32,192
Seven years later								32,073	33,804	36,262	31,836
Eight years later									34,184	36,817	34,167
Nine years later										37,426	34,384
Ten years later											34,905

Cumulative redundancy		$4,288	$1,273	$2,622	$117	$3,819	$7,917	$12,855	$9,810	$8,229	$8,688
		7.8%	2.5%	5.0%	0.2%	8.3%	18.7%	28.6%	22.3%	18.0%	19.9%

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2015, $16.8 million of the $267.2 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2015, securities with an amortized cost of $11.3 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

The NAIC suggests that insurance companies which fall outside of the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range.

For the year ended December 31, 2015, American Southern and Bankers Fidelity Life Insurance Company were both individually within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2015, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	9.4%	$33,898	14.1%
States, municipalities and political subdivisions	25,479	10.7	11,459	4.8
Public utilities	8,602	3.6	8,101	3.4
All other corporate bonds	148,563	62.3	160,630	66.8
Redeemable preferred stock	446	0.2	800	0.3
Total fixed maturities(1)	205,324	86.2	214,888	89.4
Common and non-redeemable preferred stocks(2)	23,131	9.7	18,924	7.9
Policy loans(3)	2,200	0.9	2,202	0.9
Other invested assets(4)	6,454	2.7	2,995	1.3
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$238,385	100.0%	$240,285	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $210.5 million as of December 31, 2015 and $207.6 million as of December 31, 2014.
(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $11.0 million as of December 31, 2015 and $12.0 million as of December 31, 2014.
(3)	Policy loans are valued at historical cost.
(4)	Other invested assets are accounted for using the equity method. Total adjusted cost of other invested assets was $6.5 million as of December 31, 2015 and $3.0 million as of December 31, 2014.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Average investments(1)	$244,316	$246,508
Net investment income	9,533	9,831
Average yield on investments	3.9%	4.0%
Realized investment gains, net	4,857	1,571
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, diversification and higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 147 people at December 31, 2015. Of the 147 people employed at December 31, 2015, 142 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2015, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	53	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	59	Senior Vice President, CFO and Secretary	2002

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

Mr. Sample has served as Senior Vice President and Chief Financial Officer of the Company since July 2002 and Secretary since May 2010. Prior to joining the Company in July 2002, he had been a partner of Arthur Andersen LLP since 1990. Mr. Sample is also a director of 1st Franklin Financial Corporation and Capital City Bank Group, Inc.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 15, 2016, there were 3,083 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low
2015
1st quarter	$4.08	$3.75
2nd quarter	4.00	3.09
3rd quarter	4.05	3.30
4th quarter	5.00	3.76
2014
1st quarter	$4.13	$3.50
2nd quarter	4.02	3.23
3rd quarter	4.38	3.63
4th quarter	4.05	3.50

During 2015, the Company paid an annual cash dividend of $0.02 per share. In addition, on March 1, 2016, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on April 11, 2016. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2015, the Parent held unrestricted cash and investment balances of approximately $23.5 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. In 2016, dividend payments to the Parent by the insurance subsidiaries in excess of $6.1 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2015	14,900	$4.35	14,900	326,493
November 1 – November 30, 2015	110,837	4.54	110,837	215,656
December 1 – December 31, 2015	14,373	4.84	14,373	201,283
Total	140,110	$4.55	140,110

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 30% of the Company’s total liabilities at December 31, 2015. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2015, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2015 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2015. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2015 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 34% of the Company’s total liabilities at December 31, 2015. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 9% of the Company’s total assets at December 31, 2015. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at December 31, 2015. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 81% of the Company’s total assets at December 31, 2015. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $2.2 million at December 31, 2015. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2015	2014
	(In thousands)
Revenue
Property and Casualty:
American Southern	$59,497	$57,636
Life and Health:
Bankers Fidelity	105,869	107,046
Corporate and Other	571	1,639
Total revenue	$165,937	$166,321
Income (loss) before income taxes
Property and Casualty:
American Southern	$6,642	$5,012
Life and Health:
Bankers Fidelity	6,746	5,153
Corporate and Other	(7,680)	(5,261)
Income before income taxes	$5,708	$4,904
Net income	$4,388	$4,430

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

A reconciliation of net income to operating income is as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Reconciliation of Net Income to non-GAAP Measurement

Net income	$4,388	$4,430
Income tax expense	1,320	474
Realized investment gains, net	(4,857)	(1,571)
Gain on purchase of debt securities(1)	—	(750)
Operating income	$851	$2,583
(1)	Gain from the purchase of $7.5 million of the Company’s junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”). See Note 6 of Notes to Consolidated Financial Statements.

On a consolidated basis, the Company had net income of $4.4 million, or $0.19 per diluted share, in each of 2015 and 2014. Operating income was $0.9 million in 2015 compared to $2.6 million in 2014. The decrease in operating income during 2015 was primarily attributable to less favorable loss experience and a decrease in premium revenue in the life and health operations coupled with a decline in investment income from lower average yields on the Company’s investments in fixed maturities. Also contributing to the decrease in operating income was an increase in other expense of $1.4 million due to increased legal and consulting fees. Partially offsetting the decrease in operating income during 2015 was the reduction in interest expense from the decrease in the outstanding balance of the Company’s Junior Subordinated Debentures as well as increased profitability in the property and casualty operations.

Total revenue was $165.9 million in 2015 as compared to $166.3 million in 2014. Premium revenue decreased to $150.9 million in 2015 from $153.5 million in 2014. The decrease in premium revenue was primarily attributable to a decrease in Medicare supplement business in the life and health operations resulting from a decline in both first year and renewal premiums. Also included in total revenue were net realized investment gains of $4.9 million in 2015 compared to net realized investment gains of $1.6 million in 2014. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $160.2 million in 2015 as compared to $161.4 million in 2014. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 95.8% in both 2015 and 2014.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Gross written premiums	$60,562	$56,165
Ceded premiums	(4,951)	(5,847)
Net written premiums	$55,611	$50,318
Net earned premiums	$54,508	$52,654
Net losses and loss adjustment expenses	35,046	38,179
Underwriting expenses	17,809	14,445
Underwriting income	$1,653	$30
Loss ratio	64.3%	72.5%
Expense ratio	32.7	27.4
Combined ratio	97.0%	99.9%

Gross written premiums at American Southern increased $4.4 million, or 7.8%, during 2015 as compared to 2014. The increase in gross written premiums was primarily attributable to an increase of $2.3 million in automobile physical damage written premiums resulting from two programs as well as an increase in surety business of $2.5 million from an existing agency. Also contributing to the increase in gross written premiums was a $0.7 million increase from a new private passenger automobile liability program which began in 2015. Offsetting the increases in gross written premiums in 2015 was a decrease of $1.0 million in the commercial automobile liability line of business due primarily to the cancellation of an agency in 2014. In 2015, American Southern’s five principal states in terms of written premiums were Alabama, Florida, Georgia, South Carolina, and Tennessee, which accounted for approximately 72% of total written premiums for 2015. American Southern’s five principal states in terms of written premiums in 2014 were Alabama, Florida, Georgia, South Carolina, and Texas, which then accounted for approximately 70% of the total written premiums.

Ceded premiums decreased $0.9 million, or 15.3%, during 2015 as compared to 2014. American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease. However, the change in ceded premiums was disproportionate to the increase in earned premiums due primarily to a decrease in earned premiums from certain commercial automobile liability accounts cancelled in 2014, which had been subject to reinsurance. Commercial automobile liability business, when reinsured, generally has higher contractual reinsurance cession rates than other lines of business and therefore changes in earned premiums in this line of business, when reinsured and significant, may impact the overall ratio of premiums ceded to premiums earned as in the 2014 period.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2015	2014
	(In thousands)
Automobile liability	$24,786	$26,438
Automobile physical damage	13,290	11,633
General liability	3,152	3,577
Surety	9,192	7,309
Other lines	4,088	3,697
Total	$54,508	$52,654

Net earned premiums increased $1.9 million, or 3.5%, during 2015 as compared to 2014. The increase in net earned premiums was primarily attributable to increases in automobile physical damage and surety earned premiums from both new and existing programs. Partially offsetting the increase in net earned premiums was the decrease in commercial automobile liability earned premiums due primarily to an agency cancellation. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern decreased $3.1 million, or 8.2%, during 2015 as compared to 2014. As a percentage of premiums, net losses and loss adjustment expenses were 64.3% in 2015 compared to 72.5% in 2014. The decrease in the loss ratio was due to more favorable loss experience in the automobile and surety lines of business and was primarily attributable to actions taken in prior years to better rationalize American Southern’s book of business and to strengthen guidelines with respect to new and renewal business.

Underwriting expenses increased $3.4 million, or 23.3%, during 2015 as compared to 2014. As a percentage of premiums, underwriting expenses were 32.7% in 2015 compared to 27.4% in 2014. The increase in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. In 2015, these commission accruals at American Southern increased $2.7 million as compared to 2014 due to more favorable loss experience.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2015, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 16.0% lower or as much as 6.3% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2015 and 2014 were less than $0.1 million and $0.2 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2015 was $0.1 million less than that in 2014. After considering the impact on contingent commissions and other related accruals, the $0.1 million decrease in the redundancy resulted in a decrease in income from operations before tax of approximately $0.1 million in 2015 as compared to 2014. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. Approximately 60% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Medicare supplement	$81,068	$85,197
Other health products	4,862	4,750
Life insurance	10,454	10,887
Total earned premiums	96,384	100,834

Insurance benefits and losses	66,318	68,016
Underwriting expenses	32,805	33,877
Total expenses	99,123	101,893
Underwriting loss	$(2,739)	$(1,059)
Loss ratio	68.8%	67.5%
Expense ratio	34.0	33.6
Combined ratio	102.8%	101.1%

Premium revenue at Bankers Fidelity decreased $4.5 million, or 4.4%, during 2015 as compared to 2014. Premiums from the Medicare supplement line of business decreased $4.1 million, or 4.8%, in 2015 as compared to 2014, due primarily to a decline in both first year and renewal premiums. Other health product premiums increased $0.1 million, or 2.4%, during 2015 as compared to 2014, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.4 million, or 4.0%, in 2015 from 2014 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. In both 2015 and 2014, the company’s five principal states in terms of premium revenue were Georgia, Indiana, Ohio, Pennsylvania, and Tennessee, which accounted for approximately 43% and 44% of total premiums for 2015 and 2014, respectively.

Benefits and losses decreased $1.7 million, or 2.5%, during 2015 as compared to 2014. As a percentage of premiums, benefits and losses were 68.8% in 2015 compared to 67.5% in 2014. The increase in the loss ratio was primarily attributable to the company’s initiative to moderate price increases in Medicare supplement product offerings in certain competitive markets.

Underwriting expenses decreased $1.1 million, or 3.2%, during 2015 as compared to 2014. As a percentage of earned premiums, these expenses were 34.0% in 2015 compared to 33.6% in 2014. The slight increase in the expense ratio was primarily due to earned premiums decreasing at a higher rate than the decrease in underwriting expenses.

Investment Income and Realized Gains

Investment income decreased $0.3 million, or 2.7%, in 2015 as compared to 2014. The decrease in investment income was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $4.9 million in 2015 compared to net realized investment gains of $1.6 million in 2014. The net realized investment gains in 2015 were primarily attributable to a $3.2 million gain from the sale of property held within two of the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. The net realized investment gains in 2014 resulted from the disposition of several of the Company’s investments in fixed maturities. During 2014, the Company recorded investment impairments due to other than temporary declines in values of $0.2 million on certain of its investments in non-redeemable preferred stocks. While the impairments did not impact the carrying value of the investments, they resulted in realized losses which reduced reported realized investment gains. There were no impairments recorded in 2015. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased $0.2 million, or 11.1%, in 2015 as compared to 2014 due to a decrease in the outstanding amount of Junior Subordinated Debentures. On August 4, 2014, the Company acquired $7.5 million of its then outstanding Junior Subordinated Debentures, which decreased the outstanding balance to $33.7 million and resulted in lower prospective interest expense.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $3.8 million, or 7.1%, in 2015 as compared to 2014. The increase in other expenses was primarily attributable to an increase of $2.7 million in commission accruals at American Southern due to more favorable loss experience. The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. Also contributing to the increase in other expense during 2015 was an increase in legal and consulting fees of $1.4 million. Further, agent lead expense in the life and health operations increased $1.1 million resulting from increased lead investment. Partially offsetting the increases in other expenses was a decrease in general advertising and other agency related expenses as well as a decrease in actuarial consulting fees in the life and health operations. As a percentage of earned premiums, other expenses were 38.1% in 2015 as compared with 34.9% in 2014. The increase in the expense ratio was primarily due to the increase in commission accruals at American Southern as well as the increased legal and consulting fees both discussed previously.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance. The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve. All unused capital loss carryforwards expired at the end of 2014.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2015, the Parent had approximately $23.5 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2015, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $73.6 million. Dividends were paid to Atlantic American by its subsidiaries totaling $6.8 million and $6.5 million in 2015 and 2014, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amounts charged to and paid by the subsidiaries for these services were $7.4 million and $7.5 million in 2015 and 2014, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.4 million and $4.7 million were paid to the Parent under the tax sharing agreement in 2015 and 2014, respectively. As a result of the Parent’s tax loss, it is anticipated that the tax-sharing agreement will continue to provide the Parent with additional funds from profitable subsidiaries to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2015, the effective interest rate was 4.45%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2015, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2015 and 2014. During 2015 and 2014, the Company paid Series D Preferred Stock dividends of $0.4 million and $0.5 million, respectively.

Cash and cash equivalents decreased from $16.4 million at December 31, 2014 to $15.6 million at December 31, 2015. The decrease in cash and cash equivalents during 2015 was primarily attributable to an increased level of investing exceeding normal sales and maturities, additions to property and equipment of $0.3 million, dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million, and the purchase of shares for treasury for $1.0 million. Partially offsetting the decrease was the net cash provided by operations of $2.2 million during 2015.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited financial statement Schedules II, III, IV and VI. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

BDO USA, LLP

Atlanta, Georgia
March 29, 2016

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$15,622	$16,375
Investments	238,385	240,285
Receivables:
Reinsurance	11,759	14,348
Insurance premiums and other, net of allowance for doubtful accounts of $528 and $439 in 2015 and 2014, respectively	11,988	10,728
Deferred income taxes, net	829	—
Deferred acquisition costs	27,866	26,981
Other assets	5,610	5,747
Intangibles	2,544	2,544
Total assets	$314,603	$317,008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$163,345	$164,094
Accounts payable and accrued expenses	15,028	13,586
Deferred income taxes, net	—	1,395
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	212,111	212,813
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized;
22,400,894 shares issued; 20,426,536 and 20,600,039 shares outstanding in 2015 and 2014, respectively	22,401	22,401
Additional paid-in capital	56,623	56,491
Retained earnings	25,443	21,866
Accumulated other comprehensive income	4,584	9,279
Unearned stock grant compensation	(273)	(460)
Treasury stock, at cost, 1,974,358 and 1,800,855 shares in 2015 and 2014, respectively	(6,341)	(5,437)
Total shareholders’ equity	102,492	104,195
Total liabilities and shareholders’ equity	$314,603	$317,008

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums	$150,892	$153,488
Investment income	10,085	10,367
Realized investment gains, net	4,857	1,571
Other income	103	895
Total revenue	165,937	166,321

Benefits and expenses:
Insurance benefits and losses incurred	101,364	106,195
Commissions and underwriting expenses	43,235	40,923
Interest expense	1,429	1,607
Other expense	14,201	12,692
Total benefits and expenses	160,229	161,417

Income before income taxes	5,708	4,904
Income tax expense	1,320	474
Net income	4,388	4,430
Preferred stock dividends	(399)	(468)
Net income applicable to common shareholders	$3,989	$3,962
Earnings per common share (basic and diluted)	$.19	$.19

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Net income	$4,388	$4,430
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(2,366)	6,302
Related income tax effect	828	(2,206)
Less: reclassification adjustment for net realized gains included in net income (1)	(4,857)	(1,571)
Related income tax effect (2)	1,700	550
Total other comprehensive income (loss), net of tax	(4,695)	3,075
Total comprehensive income (loss)	$(307)	$7,505
(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2013	$65	$22,401	$57,103	$18,738	$6,204	$(485)	$(3,099)	$100,927
Net income	—	—	—	4,430	—	—	—	4,430
Other comprehensive income, net of tax	—	—	—	—	3,075	—	—	3,075
Preferred stock redeemed	(10)	—	(990)	—	—	—	—	(1,000)
Dividends on common stock	—	—	—	(834)	—	—	—	(834)
Dividends on preferred stock	—	—	—	(468)	—	—	—	(468)
Restricted stock grants	—	—	328	—	—	(559)	231	—
Amortization of unearned compensation	—	—	—	—	—	584	—	584
Purchase of 687,964 shares for treasury	—	—	—	—	—	—	(2,603)	(2,603)
Issuance of 21,629 shares under stock plans	—	—	50	—	—	—	34	84
Balance, December 31, 2014	55	22,401	56,491	21,866	9,279	(460)	(5,437)	104,195
Net income	—	—	—	4,388	—	—	—	4,388
Other comprehensive loss, net of tax	—	—	—	—	(4,695)	—	—	(4,695)
Dividends on common stock	—	—	—	(412)	—	—	—	(412)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants	—	—	103	—	—	(178)	75	—
Amortization of unearned compensation	—	—	—	—	—	365	—	365
Purchase of 233,368 shares for treasury	—	—	—	—	—	—	(997)	(997)
Issuance of 11,565 shares under stock plans	—	—	29	—	—	—	18	47
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,388	$4,430
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	10,320	10,678
Acquisition costs deferred	(11,205)	(10,150)
Realized investment gains, net	(4,857)	(1,571)
Gain on purchase of debt securities	—	(750)
(Decrease) increase in insurance reserves and policyholder funds	(749)	1,721
Compensation expense related to share awards	365	584
Depreciation and amortization	1,117	932
Deferred income tax expense	304	102
Decrease (increase) in receivables, net	1,329	(1,419)
Increase (decrease) in other liabilities	1,442	(47)
Other, net	(245)	(57)
Net cash provided by operating activities	2,209	4,453

Cash flows from investing activities:
Proceeds from investments sold	84,873	75,441
Proceeds from investments matured, called or redeemed	5,924	1,916
Investments purchased	(91,676)	(82,836)
Additions to property and equipment	(322)	(4,127)
Net cash used in investing activities	(1,201)	(9,606)

Cash flows from financing activities:
Payment for debt securities	—	(6,750)
Redemption of Series D preferred stock	—	(1,000)
Payment of dividends on Series D preferred stock	(399)	(471)
Payment of dividends on common stock	(412)	(834)
Proceeds from shares issued under stock plans	47	84
Purchase of shares for treasury	(997)	(2,603)
Net cash used in financing activities	(1,761)	(11,574)

Net decrease in cash	(753)	(16,727)
Cash and cash equivalents at beginning of year	16,375	33,102
Cash and cash equivalents at end of year	$15,622	$16,375

Supplemental cash flow information:
Cash paid for interest	$1,424	$1,649
Cash paid for income taxes	$1,465	$445

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

At December 31, 2015, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Intangibles

Intangibles consist of goodwill and other indefinite-lived intangibles. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. Other indefinite-lived intangibles represent the value of licenses and are not amortized. The Company periodically reviews its goodwill and other indefinite-lived intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded intangibles was identified during the periods presented.

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values for fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $2,237 at December 31, 2015. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, if applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Earnings Per Common Share

Basic earnings per common share are based on the weighted average number of common and participating shares outstanding during the relevant period. Diluted earnings per common share are based on the weighted average number of common and participating shares outstanding during the relevant period, plus options outstanding, if applicable, using the treasury stock method and the assumed conversion of the Series D preferred stock, if dilutive. Unless otherwise indicated, earnings per common share amounts are presented on a diluted basis.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in short-term, highly liquid securities with original maturities of three months or less from date of purchase.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting. Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in accumulated other comprehensive income. The Company is required to adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact on the Company’s consolidated financial statements will depend on the composition of the Company’s investment portfolio on the date of adoption. As of December 31, 2015, equity securities available-for-sale totaled $23,131, with unrealized gains of $12,178 in accumulated other comprehensive income that would have been classified in retained earnings.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), until the interim and annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 provides updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company is currently evaluating the impact on our consolidated financial statements upon the adoption of this guidance.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted. ASU 2015-09 will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements. The amendments in ASU 2015-09 are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. Since ASU 2015-09 is a disclosure only update, the Company does not expect its adoption to have an impact on the Company’s financial condition or results of operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant estimates and assumptions are used in developing and evaluating deferred income taxes, deferred acquisition costs, insurance reserves, investments, and receivables, among others, and actual results could differ materially from management’s estimates.

Note 2.   Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2015 and December 31, 2014.

Investments were comprised of the following:

	2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$290	$175	$22,119
Obligations of states and political subdivisions	25,479	621	552	25,410
Corporate securities:
Utilities and telecom	17,589	1,357	692	16,924
Financial services	54,035	1,797	1,351	53,589
Other business – diversified	60,960	729	5,898	66,129
Other consumer – diversified	24,581	136	1,391	25,836
Total corporate securities	157,165	4,019	9,332	162,478
Redeemable preferred stocks:
Financial services	253	3	—	250
Other consumer – diversified	193	—	—	193
Total redeemable preferred stocks	446	3	—	443
Total fixed maturities	205,324	4,933	10,059	210,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,386	422	—	964
Financial services	5,175	847	—	4,328
Other business – diversified	198	151	—	47
Other consumer – diversified	16,372	10,758	—	5,614
Total equity securities	23,131	12,178	—	10,953
Other invested assets	6,454	—	—	6,454
Policy loans	2,200	—	—	2,200
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$238,385	$17,111	$10,059	$231,333

	2014
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,898	$1,459	$30	$32,469
Obligations of states and political subdivisions	11,459	681	—	10,778
Corporate securities:
Utilities and telecom	13,980	2,355	—	11,625
Financial services	59,224	3,404	588	56,408
Other business – diversified	70,139	2,076	1,830	69,893
Other consumer – diversified	25,388	332	547	25,603
Total corporate securities	168,731	8,167	2,965	163,529
Redeemable preferred stocks:
Financial services	608	8	—	600
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	800	8	—	792
Total fixed maturities	214,888	10,315	2,995	207,568
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,403	439	—	964
Financial services	6,083	739	—	5,344
Other business – diversified	226	179	—	47
Other consumer – diversified	11,212	5,598	—	5,614
Total equity securities	18,924	6,955	—	11,969
Other invested assets	2,995	—	—	2,995
Policy loans	2,202	—	—	2,202
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$240,285	$17,270	$2,995	$226,010

Bonds having an amortized cost of $11,259 and $10,615 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2015 and 2014, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of December 31, 2015 and 2014.

	2015			2014
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$22,119	$115	$33,898	$32,469	$1,429
Obligations of states and political subdivisions	25,479	25,410	69	11,459	10,778	681
Utilities and telecom	18,975	17,888	1,087	15,383	12,589	2,794
Financial services	59,463	58,167	1,296	65,915	62,352	3,563
Other business – diversified	61,158	66,176	(5,018)	70,365	69,940	425
Other consumer – diversified	41,146	31,643	9,503	36,792	31,409	5,383
Other investments	9,930	9,930	—	6,473	6,473	—
Investments	$238,385	$231,333	$7,052	$240,285	$226,010	$14,275

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2015 and 2014.

	2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,209	$120	$2,243	$55	$11,452	$175
Obligations of states and political subdivisions	16,079	552	—	—	16,079	552
Corporate securities	79,482	4,284	16,131	5,048	95,613	9,332
Total temporarily impaired securities	$104,770	$4,956	$18,374	$5,103	$123,144	$10,059
	2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,695	$7	$2,692	$23	$6,387	$30
Corporate securities	43,996	1,604	9,293	1,361	53,289	2,965
Total temporarily impaired securities	$47,691	$1,611	$11,985	$1,384	$59,676	$2,995

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

During the years ended December 31, 2015 and 2014, the Company recorded other than temporary impairments related to the following investments.

	2015	2014
Common and non-redeemable preferred stocks	$—	$196

As of December 31, 2015, there were ninety-seven securities in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer, utilities and telecom and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $4,250 related to investments in fixed maturities of thirteen different issuers, all related to the oil and gas industry. The oil and gas investee companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which are in continuing stages of rationalizing their current investments, future capital expenditures and assessing capital and liquidity requirements. The companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets. While these companies have generally experienced credit downgrades or may be currently under review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded. All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analysis of the financial disclosures of each of the investees on a regular basis. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2015.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers, in establishing the fair value of its fixed maturities and non-redeemable preferred stocks. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2015 and 2014, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,237 and $2,214, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$203,087		$2,237	(1)	$205,324
Equity securities	18,245	4,886	(1)	—		23,131
Cash equivalents	13,772	—		—		13,772
Total	$32,017	$207,973		$2,237		$242,227
(1)	All underlying securities are financial service industry related.

As of December 31, 2014, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$212,674		$2,214	(1)	$214,888
Equity securities	13,148	5,776	(1)	—		18,924
Cash equivalents	15,009	—		—		15,009
Total	$28,157	$218,450		$2,214		$248,821
(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2014 to December 31, 2015.

Fixed Maturities
Balance, January 1, 2014	$1,991
Total unrealized gains included in other comprehensive income	223
Balance, December 31, 2014	2,214
Total unrealized gains included in other comprehensive loss	23
Balance, December 31, 2015	$2,237

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

The amortized cost and carrying value of fixed maturities at December 31, 2015 and 2014 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2015		2014
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$4,143	$4,113	$1,000	$1,000
Due after one year through five years	20,557	20,591	16,523	15,891
Due after five years through ten years	99,614	103,066	114,620	112,381
Due after ten years	79,882	81,684	64,990	61,704
Varying maturities	1,128	996	17,755	16,592
Totals	$205,324	$210,450	$214,888	$207,568

Investment income was earned from the following sources:

	2015	2014
Fixed maturities	$9,327	$9,720
Equity securities	488	510
Other	270	137
Total investment income	10,085	10,367
Less investment expenses, included in other expenses	(552)	(536)
Net investment income	$9,533	$9,831

A summary of realized investment gains (losses) follows:

	2015
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,347	$—	$3,154	$5,501
Losses	(628)	(16)	—	(644)
Realized investment gains, net	$1,719	$(16)	$3,154	$4,857
	2014
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,449	$—	$—	$2,449
Losses	(665)	(213)	—	(878)
Realized investment gains, net	$1,784	$(213)	$—	$1,571

Proceeds from the sales of investments were as follows:

	2015	2014
Fixed maturities	$80,995	$75,244
Other investments	3,878	197
Total proceeds	$84,873	$75,441

The Company’s bond portfolio included 82% investment grade securities, as defined by the NAIC, at December 31, 2015.

Note 3.   Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses.

			Amount of Insurance In Force, Net
	2015	2014	2015	2014
Future policy benefits
Life insurance policies:
Ordinary	$54,130	$53,555	$247,590	$235,856
Mass market	2,205	2,475	2,758	3,148
Individual annuities	103	130	—	—
	56,438	56,160	$250,348	$239,004
Accident and health insurance policies	15,698	14,685
	72,136	70,845
Unearned premiums	25,348	24,544
Losses, claims and loss adjustment expenses	63,870	66,625
Other policy liabilities	1,991	2,080
Total insurance reserves and policyholder funds	$163,345	$164,094

Annualized premiums for accident and health insurance policies were $87,480 and $88,956 at December 31, 2015 and 2014, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% for 2013 through 2015 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2015	2014
Balance at January 1	$66,625	$63,018
Less: Reinsurance receivable on unpaid losses	(14,302)	(14,314)
Net balance at January 1	52,323	48,704

Incurred related to:
Current year	99,447	104,225
Prior years	(701)	(483)
Total incurred	98,746	103,742

Paid related to:
Current year	68,159	72,443
Prior years	30,781	27,680
Total paid	98,940	100,123
Net balance at December 31	52,129	52,323
Plus: Reinsurance receivable on unpaid losses	11,741	14,302
Balance at December 31	$63,870	$66,625

Prior years’ development was primarily the result of better than expected development on prior years IBNR reserves for certain lines of business.

Following is a reconciliation of total incurred claims to total insurance benefits and losses incurred:

	2015	2014
Total incurred claims	$98,746	$103,742
Cash surrender value and matured endowments	1,390	1,574
Benefit reserve changes	1,228	879
Total insurance benefits and losses incurred	$101,364	$106,195

Note 4.   Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance receivables were due from two reinsurers as of December 31, 2015. Reinsurance receivables of $300 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $11,339 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance receivables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2015	2014
Direct premiums written	$138,035	$138,276
Assumed premiums written	18,656	18,231
Ceded premiums written	(4,995)	(5,890)
Net premiums written	$151,696	$150,617

Direct premiums earned	$137,436	$141,212
Assumed premiums earned	18,451	18,166
Ceded premiums earned	(4,995)	(5,890)
Net premiums earned	$150,892	$153,488

Provision for benefits and losses incurred	$104,286	$110,912
Reinsurance loss recoveries	(2,922)	(4,717)
Insurance benefits and losses incurred	$101,364	$106,195

Components of reinsurance receivables were as follows:

	2015	2014
Receivable on unpaid losses	$11,741	$14,302
Receivable on paid losses	18	46
Total reinsurance receivables	$11,759	$14,348

Note 5.   Income Taxes

Total income taxes were allocated as follows:

	2015	2014
Total tax expense on income	$1,320	$474

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(2,528)	1,656
Total tax expense (benefit)	$(1,208)	$2,130

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2015	2014
Federal income tax provision at statutory rate of 35%	$1,998	$1,717
Dividends-received deduction	(99)	(115)
Small life insurance company deduction	(582)	(600)
Other	42	53
Change in asset valuation allowance due to change in judgment relating to realizability of deferred tax assets	—	(651)
Adjustment for prior years’ estimates to actual	(39)	70
Income tax expense	$1,320	$474

The primary differences between the effective tax rate and the federal statutory income tax rate for 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2014 resulted from the DRD, the SLD and the change in deferred tax asset valuation allowance. The change in deferred tax asset valuation allowance was due to the utilization of certain capital loss carryforward benefits that had been previously reduced to zero through an existing valuation allowance reserve. All unused capital loss carryforwards expired at the end of 2014.

Deferred tax liabilities and assets at December 31, 2015 and 2014 were comprised of the following:

	2015	2014
Deferred tax liabilities:
Deferred acquisition costs	$(2,623)	$(2,832)
Deferred and uncollected premiums	(677)	(704)
Net unrealized investment gains	(2,469)	(4,997)
Other	(642)	(37)
Total deferred tax liabilities	(6,411)	(8,570)
Deferred tax assets:
Net operating loss carryforwards	—	20
Insurance reserves	4,522	4,676
Impaired assets	1,474	1,474
Alternative minimum tax credit	504	239
Bad debts and other	740	766
Total deferred tax assets	7,240	7,175
Net deferred tax asset (liability)	$829	$(1,395)

The components of income tax expense were:

	2015	2014
Current - Federal	$1,016	$372
Deferred - Federal	304	753
Change in deferred tax asset valuation allowance	—	(651)
Total	$1,320	$474

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years prior to 2012 have been audited by the Internal Revenue Service and are closed.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2015 and 2014, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2015	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2015	$18,042	$15,696
Net balance December 31, 2014	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures. Consideration tendered, upon settlement, was $6,750 plus accrued interest resulting in a gain of $750 recognized in other income on the accompanying consolidated statements of operations in 2014.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.   Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,261 and $1,229 in 2015 and 2014, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2016	$907
2017	446
2018	457
2019	193
Thereafter	—
Total	$2,003

Note 8.   Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2015, a total of 48,300 restricted shares, with an estimated fair value of $178, were issued under the 2012 Plan. In 2014, a total of 148,500 restricted shares, with an estimated fair value of $559, were issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2015 and 2014 was based on the common stock price at date of grant. Vesting of restricted shares generally occurs after a one to three year period. There were no stock options outstanding under the 2012 Plan in 2015 or 2014. Shares available for future grants at December 31, 2015 and 2014 were 1,603,200 and 1,651,500, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2015 and 2014 was $212 and $186, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions for 2015 and 50% of up to the first 4% of each participant’s contributions for 2014. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2015 and 2014 of $416 and $391, respectively. All contributions were made in cash.

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

Note 9.   Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2015 and 2014, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company redeemed 10,000 shares of the Series D Preferred Stock in 2014 at the stated value of $100 per share, for an aggregate payment of $1,000. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2015 and 2014. During 2015 and 2014, the Company paid Series D Preferred Stock dividends of $399 and $471, respectively.

Note 10.   Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,388	20,566
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$3,989	20,566	$.19
	For the Year Ended December 31, 2014
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,430	20,818
Less preferred stock dividends	(468)	—
Net income applicable to common shareholders	$3,962	20,818	$.19

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2015 and 2014 since its impact would have been antidilutive.

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2015	2014
Life and Health, net income	$4,147	$2,738
Property and Casualty, net income	5,290	4,813
Statutory net income	$9,437	$7,551

Life and Health, surplus	$35,322	$34,004
Property and Casualty, surplus	38,308	39,012
Statutory surplus	$73,630	$73,016

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $6,750 and $6,468 in 2015 and 2014, respectively, from its subsidiaries. In 2016, dividend payments to the Parent by the insurance subsidiaries in excess of $6,095 would require prior approval.

Note 12.   Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2015, two members of the Company’s board of directors, including our chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder, who is also a member of the Company’s board of directors.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2015 and 2014, the Company paid $875 and $852, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 9). During the years ended December 31, 2015 and 2014, the Company paid this entity $399 and $471, respectively, in dividends on the Series D Preferred Stock. During 2014, the Company redeemed $1,000 of the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2015 and 2014, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2015 and 2014 was $14,043 and $9,242, respectively.

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

	2015
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$54,508	$96,384	$—	$—	$150,892
Insurance benefits and losses incurred	35,046	66,318	—	—	101,364
Expenses deferred	(9,093)	(2,112)	—	—	(11,205)
Amortization and depreciation expense	9,057	1,707	673	—	11,437
Other expenses	17,845	33,210	16,789	(9,211)	58,633
Total expenses	52,855	99,123	17,462	(9,211)	160,229
Underwriting income (loss)	1,653	(2,739)
Investment income	4,107	5,680	2,060	(1,762)	10,085
Other income	10	10	7,532	(7,449)	103
Operating income (loss)	5,770	2,951	(7,870)	—	851
Net realized gains	872	3,795	190	—	4,857
Income (loss) before income taxes	$6,642	$6,746	$(7,680)	$—	$5,708
Total revenues	$59,497	$105,869	$9,782	$(9,211)	$165,937
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$123,445	$160,964	$136,869	$(106,675)	$314,603
	2014
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$52,654	$100,834	$—	$—	$153,488
Insurance benefits and losses incurred	38,179	68,016	—	—	106,195
Expenses deferred	(7,845)	(2,305)	—	—	(10,150)
Amortization and depreciation expense	8,646	2,457	507	—	11,610
Other expenses	13,644	33,725	15,601	(9,208)	53,762
Total expenses	52,624	101,893	16,108	(9,208)	161,417
Underwriting income (loss)	30	(1,059)
Investment income	4,447	5,507	2,152	(1,739)	10,367
Other income	8	11	7,595	(7,469)	145
Operating income (loss)	4,485	4,459	(6,361)	—	2,583
Net realized gains	527	694	350	—	1,571
Gain on purchase of debt securities	—	—	750	—	750
Income (loss) before income taxes	$5,012	$5,153	$(5,261)	$—	$4,904
Total revenues	$57,636	$107,046	$10,847	$(9,208)	$166,321
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$129,517	$161,729	$139,271	$(113,509)	$317,008

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

	Level in Fair Value Hierarchy (1)	2015		2014
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$15,622	$15,622	$16,375	$16,375
Fixed maturities	(1)	205,324	205,324	214,888	214,888
Equity securities	(1)	23,131	23,131	18,924	18,924
Other invested assets	Level 3	6,454	7,070	2,995	2,995
Policy loans	Level 2	2,200	2,200	2,202	2,202
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738
(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

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

Note 15.   Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of December 31, 2015 and 2014, and the changes in the balance of each component thereof during 2015.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2014	$9,279
Other comprehensive loss before reclassifications	(1,538)
Amounts reclassified from accumulated other comprehensive income	(3,157)
Net current period other comprehensive loss	(4,695)
Balance, December 31, 2015	$4,584

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2015.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors”, “Security Ownership of Certain Beneficial Owners and Management”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Compensation”, “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 3, 2016, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2015, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,603,200
Equity compensation plans not approved by security holders (1)	—	—	—
Total	—	$—	1,603,200
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

3.	Exhibits *:
3.1	-	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].
3.2	-	Restated Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on March 4, 2016].
10.01	-
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

Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2016
HILTON H. HOWELL, JR.

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2016
JOHN G. SAMPLE, JR.

/s/ Robin R. Howell	Director	March 29, 2016
ROBIN R. HOWELL

/s/ Harriett J. Robinson	Director	March 29, 2016
HARRIETT J. ROBINSON

/s/ Joseph M. Scheerer	Director	March 29, 2016
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 29, 2016
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 29, 2016
D. KEEHLN WHEELER

/s/ Dom H. Wyant	Director	March 29, 2016
DOM H. WYANT

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2015	2014
	(In thousands)

Cash and cash equivalents	$4,463	$5,947
Investments	19,035	13,766
Investment in subsidiaries	106,675	113,509
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	169	—
Income taxes receivable from subsidiaries	2,146	2,271
Other assets	4,677	5,113
Total assets	$138,403	$141,844

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$—	$2,055
Other payables	2,173	1,856
Junior subordinated debentures	33,738	33,738

Total liabilities	35,911	37,649

Shareholders’ equity	102,492	104,195
Total liabilities and shareholders’ equity	$138,403	$141,844

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,449	$7,469
Distributed earnings from subsidiaries	6,750	6,468
Other	571	1,622
Total revenue	14,770	15,559

GENERAL AND ADMINISTRATIVE EXPENSES	13,984	12,478

INTEREST EXPENSE	1,429	1,607
	(643)	1,474
INCOME TAX BENEFIT(1)	(1,514)	(2,040)
	871	3,514
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	3,517	916
NET INCOME	$4,388	$4,430
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,388	$4,430
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(190)	(350)
Gain on purchase of debt securities	—	(750)
Depreciation and amortization	673	507
Compensation expense related to share awards	365	584
Equity in undistributed earnings of consolidated subsidiaries	(3,517)	(916)
Decrease in intercompany taxes	125	2,259
Deferred income tax expense	304	102
Increase (decrease) in other liabilities	317	(164)
Other, net	(12)	4
Net cash provided by operating activities	2,453	5,706

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	2,210	2,106
Investments purchased	(3,956)	—
Capital contribution to subsidiaries	(200)	(100)
Additions to property and equipment	(230)	(4,127)
Net cash used in investing activities	(2,176)	(2,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment for debt securities	—	(6,750)
Redemption of Series D preferred stock	—	(1,000)
Payment of dividends on Series D preferred stock	(399)	(471)
Payment of dividends on common stock	(412)	(834)
Proceeds from shares issued under stock plans	47	84
Purchase of shares for treasury	(997)	(2,603)
Net cash used in financing activities	(1,761)	(11,574)

Net decrease in cash	(1,484)	(7,989)
Cash and cash equivalents at beginning of year	5,947	13,936
Cash and cash equivalents at end of year	$4,463	$5,947

Supplemental disclosure:
Cash paid for interest	$1,424	$1,649
Cash paid for income taxes	$1,465	$445
Intercompany tax settlement from subsidiaries	$2,409	$4,695

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2015:
Bankers Fidelity	$25,033	$84,806		$3,585	$1,991
American Southern	2,833	51,200		21,763	—
	$27,866	$136,006	(1)	$25,348	$1,991

December 31, 2014:
Bankers Fidelity	$24,360	$82,453		$3,884	$2,080
American Southern	2,621	55,017		20,660	—
	$26,981	$137,470	(2)	$24,544	$2,080
(1)	Includes future policy benefits of $72,136 and losses and claims of $63,870.
(2)	Includes future policy benefits of $70,845 and losses and claims of $66,625.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2015:
Bankers Fidelity	$96,384	$5,149	$66,318	$1,439	$31,366	$—
American Southern	54,508	4,086	35,046	8,881	8,928	55,611
Other	—	298	—	—	8,251	—
	$150,892	$9,533	$101,364	$10,320	$48,545	$55,611

December 31, 2014:
Bankers Fidelity	$100,834	$4,989	$68,016	$2,220	$31,657	$—
American Southern	52,654	4,429	38,179	8,458	5,987	50,318
Other	—	413	—	—	6,900	—
	$153,488	$9,831	$106,195	$10,678	$44,544	$50,318

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2015:
Life insurance in force	$267,191	$(16,843)	$—	$250,348

Premiums —
Bankers Fidelity	$96,373	$(44)	$55	$96,384	0.1%
American Southern	41,063	(4,951)	18,396	54,508	33.7%
Total premiums	$137,436	$(4,995)	$18,451	$150,892	12.2%

Year ended December 31, 2014:
Life insurance in force	$257,988	$(18,984)	$—	$239,004

Premiums —
Bankers Fidelity	$100,799	$(43)	$78	$100,834	0.1%
American Southern	40,413	(5,847)	18,088	52,654	34.4%
Total premiums	$141,212	$(5,890)	$18,166	$153,488	11.8%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year Ended						Current Year	Prior Years
	(In thousands)
December 31, 2015	$2,833	$51,200	$21,763	$54,508	$4,086	$35,072	$(26)	$8,881	$36,298	$55,611

December 31, 2014	$2,621	$55,017	$20,660	$52,654	$4,429	$38,337	$(158)	$8,458	$34,336	$50,318

VI-1