Form 10-Q
period 2016-03-31
ATLANTIC AMERICAN CORP
filed 2016-05-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2016
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 9, 2016 was 20,419,486.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited March 31, 2016	December 31, 2015
Cash and cash equivalents	$10,784	$15,622
Investments:
Fixed maturities (cost: $206,819 and $210,450)	206,461	205,324
Common and non-redeemable preferred stocks (cost: $11,453 and $10,953)	20,367	23,131
Other invested assets (cost: $5,719 and $6,454)	5,719	6,454
Policy loans	2,204	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	236,027	238,385
Receivables:
Reinsurance	9,035	11,759
Insurance premiums and other (net of allowance for doubtful accounts: $521 and $528)	8,416	11,988
Deferred income taxes, net	-	829
Deferred acquisition costs	27,669	27,866
Other assets	5,658	5,610
Intangibles	2,544	2,544
Total assets	$300,133	$314,603
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$72,468	$72,136
Unearned premiums	17,533	25,348
Losses and claims	57,673	63,870
Other policy liabilities	1,464	1,991
Total insurance reserves and policyholder funds	149,138	163,345
Accounts payable and accrued expenses	13,258	15,028
Deferred income taxes, net	175	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	196,309	212,111

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,391,363 and 20,426,536	22,401	22,401
Additional paid-in capital	56,633	56,623
Retained earnings	25,834	25,443
Accumulated other comprehensive income	5,561	4,584
Unearned stock grant compensation	(154)	(273)
Treasury stock, at cost: 2,009,531 and 1,974,358 shares	(6,506)	(6,341)
Total shareholders’ equity	103,824	102,492
Total liabilities and shareholders’ equity	$300,133	$314,603

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Insurance premiums	$38,458	$37,386
Investment income	2,507	2,597
Realized investment gains, net	752	951
Other income	30	15
Total revenue	41,747	40,949

Benefits and expenses:
Insurance benefits and losses incurred	24,825	25,241
Commissions and underwriting expenses	11,827	10,721
Interest expense	373	349
Other expense	3,346	3,628
Total benefits and expenses	40,371	39,939
Income before income taxes	1,376	1,010
Income tax expense	478	319
Net income	898	691
Preferred stock dividends	(99)	(99)
Net income applicable to common shareholders	$799	$592

Earnings per common share (basic and diluted)	$.04	$.03

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$898	$691
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	2,256	5,721
Related income tax effect	(790)	(2,003)
Less: reclassification adjustment for net realized gains included in net income (1)	(752)	(951)
Related income tax effect (2)	263	333
Total other comprehensive income, net of tax	977	3,100
Total comprehensive income	$1,875	$3,791

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2016	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	898	-	-	-	898
Other comprehensive income, net of tax	-	-	-	-	977	-	-	977
Dividends declared on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	119	-	119
Purchase of shares for treasury	-	-	-	-	-	-	(170)	(170)
Issuance of shares under stock plans	-	-	10	-	-	-	5	15
Balance, March 31, 2016	$55	$22,401	$56,633	$25,834	$5,561	$(154)	$(6,506)	$103,824

Three Months Ended March 31, 2015
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	691	-	-	-	691
Other comprehensive income, net of tax	-	-	-	-	3,100	-	-	3,100
Dividends declared on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	65	-	65
Purchase of shares for treasury	-	-	-	-	-	-	(94)	(94)
Issuance of shares under stock plans	-	-	7	-	-	-	4	11
Balance, March 31, 2015	$55	$22,401	$56,498	$22,046	$12,379	$(395)	$(5,527)	$107,457

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$898	$691
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	2,492	2,961
Acquisition costs deferred	(2,295)	(2,780)
Realized investment gains, net	(752)	(951)
Decrease in insurance reserves	(14,207)	(8,284)
Compensation expense related to share awards	119	65
Depreciation and amortization	291	283
Deferred income tax expense	478	308
Decrease in receivables, net	8,304	4,690
Decrease in other liabilities	(2,277)	(1,289)
Other, net	(8)	65
Net cash used in operating activities	(6,957)	(4,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	18,657	28,049
Investments purchased	(16,157)	(20,338)
Additions to property and equipment	(226)	(67)
Net cash provided by investing activities	2,274	7,644

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	15	11
Purchase of shares for treasury	(170)	(94)
Net cash used in financing activities	(155)	(83)

Net (decrease) increase in cash and cash equivalents	(4,838)	3,320
Cash and cash equivalents at beginning of period	15,622	16,375
Cash and cash equivalents at end of period	$10,784	$19,695

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$367	$351
Cash paid for income taxes	$-	$215

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Company’s financial condition and results of operations as of and for the three month period ended March 31, 2016 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2016 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the Company’s 2015 Annual Report.

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  In addition, ASU 2016-09 eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of ASU 2016-09 to have a material impact on its financial condition or results of operations.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence.  In contrast, the equity method entity or investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.   ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the expected impact on its consolidated financial statements upon the adoption of this guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting.  Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in accumulated other comprehensive income.  The Company is required to adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed.  The impact on the Company’s consolidated financial statements will depend on the composition of the Company’s investment portfolio on the date of adoption.  As of March 31, 2016, equity securities available-for-sale totaled $20,367, with unrealized gains, net of tax, of $5,794 in accumulated other comprehensive income that would have been classified in retained earnings.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), until the interim and annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 provides updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company is currently evaluating the impact on its consolidated financial statements upon the adoption of this guidance.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted.  ASU 2015-09 will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements.  The amendments in ASU 2015-09 are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. Since ASU 2015-09 is a disclosure only update, the Company does not expect the adoption to have an impact on its financial condition or results of operations.

Note 3.	Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month periods ended March 31, 2016 and 2015.

Revenues	Three Months Ended March 31,
	2016	2015
American Southern	$14,811	$14,772
Bankers Fidelity	26,839	26,070
Corporate and Other	97	107
Total revenue	$41,747	$40,949

Income Before Income Taxes	Three Months Ended March 31,
	2016	2015
American Southern	$2,231	$1,849
Bankers Fidelity	998	1,190
Corporate and Other	(1,853)	(2,029)
Income before income taxes	$1,376	$1,010

Note 4.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2016 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2016	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance March 31, 2016	$18,042	$15,696
Net balance December 31, 2015	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended March 31, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$898	20,406
Less preferred stock dividends	(99)	-
Net income applicable to common shareholders	$799	20,406	$.04

	Three Months Ended March 31, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$691	20,591
Less preferred stock dividends	(99)	-
Net income applicable to common shareholders	$592	20,591	$.03

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 6.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended March 31,
	2016	2015
Federal income tax provision at statutory rate of 35%	$482	$354
Dividends-received deduction	(22)	(27)
Small life insurance company deduction	-	(18)
Other permanent differences	18	10
Income tax expense	$478	$319

The components of income tax expense were:

	Three Months Ended March 31,
	2016	2015
Current – Federal	$-	$11
Deferred – Federal	478	308
Total	$478	$319

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

Note 7.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 8.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2016 and December 31, 2015.

Investments were comprised of the following:

	March 31, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$18,445	$449	$11	$18,007
Obligations of states and political subdivisions	18,046	814	36	17,268
Corporate securities:
Utilities and telecom	17,617	1,794	613	16,436
Financial services	57,648	2,464	1,392	56,576
Other business – diversified	66,390	1,572	5,036	69,854
Other consumer – diversified	27,867	603	972	28,236
Total corporate securities	169,522	6,433	8,013	171,102
Redeemable preferred stocks:
Financial services	256	6	-	250
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	448	6	-	442
Total fixed maturities	206,461	7,702	8,060	206,819
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,622	658	-	964
Financial services	5,672	844	-	4,828
Other business – diversified	213	166	-	47
Other consumer – diversified	12,860	7,246	-	5,614
Total equity securities	20,367	8,914	-	11,453
Other invested assets	5,719	-	-	5,719
Policy loans	2,204	-	-	2,204
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$236,027	$16,616	$8,060	$227,471

	December 31, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$290	$175	$22,119
Obligations of states and political subdivisions	25,479	621	552	25,410
Corporate securities:
Utilities and telecom	17,589	1,357	692	16,924
Financial services	54,035	1,797	1,351	53,589
Other business – diversified	60,960	729	5,898	66,129
Other consumer – diversified	24,581	136	1,391	25,836
Total corporate securities	157,165	4,019	9,332	162,478
Redeemable preferred stocks:
Financial services	253	3	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	446	3	-	443
Total fixed maturities	205,324	4,933	10,059	210,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,386	422	-	964
Financial services	5,175	847	-	4,328
Other business – diversified	198	151	-	47
Other consumer – diversified	16,372	10,758	-	5,614
Total equity securities	23,131	12,178	-	10,953
Other invested assets	6,454	-	-	6,454
Policy loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$238,385	$17,111	$10,059	$231,333

Bonds having an amortized cost of $11,159 and $11,259 and included in the tables above were on deposit with insurance regulatory authorities at March 31, 2016 and December 31, 2015, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2016 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Carrying Value	Amortized Cost
Due in one year or less	$2,465	$2,441
Due after one year through five years	21,162	20,941
Due after five years through ten years	110,924	111,976
Due after ten years	70,751	70,465
Varying maturities	1,159	996
Totals	$206,461	$206,819

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$18,445	$18,007	$438	$22,234	$22,119	$115
Obligations of states and political subdivisions	18,046	17,268	778	25,479	25,410	69
Utilities and telecom	19,239	17,400	1,839	18,975	17,888	1,087
Financial services	63,576	61,654	1,922	59,463	58,167	1,296
Other business – diversified	66,603	69,901	(3,298)	61,158	66,176	(5,018)
Other consumer – diversified	40,919	34,042	6,877	41,146	31,643	9,503
Other investments	9,199	9,199	-	9,930	9,930	-
Investments	$236,027	$227,471	$8,556	$238,385	$231,333	$7,052

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$2,626	$10	$501	$1	$3,127	$11
Obligations of states and political subdivisions	-	-	5,010	36	5,010	36
Corporate securities	38,092	1,821	25,402	6,192	63,494	8,013
Total temporarily impaired securities	$40,718	$1,831	$30,913	$6,229	$71,631	$8,060

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,209	$120	$2,243	$55	$11,452	$175
Obligations of states and political subdivisions	16,079	552	-	-	16,079	552
Corporate securities	79,482	4,284	16,131	5,048	95,613	9,332
Total temporarily impaired securities	$104,770	$4,956	$18,374	$5,103	$123,144	$10,059

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

As of March 31, 2016, there were fifty-one securities in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer, utilities and telecom and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $3,856 related to investments in fixed maturities of twelve different issuers, all related to the oil and gas industry. The oil and gas investee companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current investments, future capital expenditures and assessing capital and liquidity requirements.  To our knowledge, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analysis of the financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2016.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers, in establishing the fair value of its fixed maturities and non-redeemable preferred stocks. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2016 and December 31, 2015, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,300 and $2,237, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$204,161		$2,300	(1)	$206,461
Equity securities	14,945	5,422	(1)	-		20,367
Cash equivalents	10,784	-		-		10,784
Total	$25,729	$209,583		$2,300		$237,612

(1)	All underlying securities are financial service industry related.

     As of December 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$203,087		$2,237	(1)	$205,324
Equity securities	18,245	4,886	(1)	-		23,131
Cash equivalents	13,772	-		-		13,772
Total	$32,017	$207,973		$2,237		$242,227

(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month period ended March 31, 2016.

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	$2,300

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.

			March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$10,784	$10,784	$15,622	$15,622
Fixed maturities		(1)	206,461	206,461	205,324	205,324
Equity securities		(1)	20,367	20,367	23,131	23,131
Other invested assets	Level 3		5,719	5,719	6,454	7,070
Policy loans	Level 2		2,204	2,204	2,200	2,200
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2		33,738	33,738	33,738	33,738

(1)	See Note 8 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 10.	Accumulated Other Comprehensive Income

The following table sets forth the balance of each component of accumulated other comprehensive income as of March 31, 2016 and December 31, 2015, and the changes in the balance of each component thereof during the three month period ended March 31, 2016, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2015	$4,584
Other comprehensive income before reclassifications	1,466
Amounts reclassified from accumulated other comprehensive income	(489)
Net current period other comprehensive income	977
Balance, March 31, 2016	$5,561

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2016. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the three month period ended March 31, 2016, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month period ended March 31, 2016 and the comparable period in 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Insurance premiums	$38,458	$37,386
Investment income	2,507	2,597
Realized investment gains, net	752	951
Other income	30	15
Total revenue	41,747	40,949
Insurance benefits and losses incurred	24,825	25,241
Commissions and underwriting expenses	11,827	10,721
Other expense	3,346	3,628
Interest expense	373	349
Total benefits and expenses	40,371	39,939
Income before income taxes	$1,376	$1,010
Net income	$898	$691

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

A reconciliation of net income to operating income for the three month period ended March 31, 2016 and the comparable period in 2015 is as follows:

	Three Months Ended March 31,
Reconciliation of Net Income to non-GAAP Measurement	2016	2015
	(In thousands)
Net income	$898	$691
Income tax expense	478	319
Realized investment gains, net	(752)	(951)
Operating income	$624	$59

On a consolidated basis, the Company had net income of $0.9 million, or $0.04 per diluted share, for the three month period ended March 31, 2016, compared to net income of $0.7 million, or $0.03 per diluted share, for the three month period ended March 31, 2015. Premium revenue for the three month period ended March 31, 2016 increased $1.1 million, or 2.9%, to $38.5 million. The increase in premium revenue was primarily due to increases in both the Medicare supplement business in the life and health operations and automobile liability and surety business in the property and casualty operations.  Operating income increased to $0.6 million in the three month period ended March 31, 2016 from $0.1 million in the comparable period of 2015.  The increase in operating income for the three month period ended March 31, 2016 was primarily attributable to more favorable loss experience in the property and casualty operations as well as a decrease in other expense of $0.6 million due to decreased legal and consulting fees.  Partially offsetting the increase in operating income for the three month period ended March 31, 2016 was a decrease in profitability in the life and health operations as well as a decrease in investment income resulting from a decline in the average yield on the Company’s investments in fixed maturities.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2016 and the comparable period in 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Gross written premiums	$6,537	$8,585
Ceded premiums	(1,177)	(1,435)
Net written premiums	$5,360	$7,150
Net earned premiums	$13,725	$13,263
Net loss and loss adjustment expenses	7,914	8,488
Underwriting expenses	4,666	4,436
Underwriting income	$1,145	$339
Loss ratio	57.7%	64.0%
Expense ratio	34.0	33.4
Combined ratio	91.7%	97.4%

Gross written premiums at American Southern decreased $2.0 million, or 23.9%, during the three month period ended March 31, 2016 from the comparable period in 2015.  The decrease in gross written premiums was primarily attributable to a decrease of $1.6 million in automobile physical damage written premiums resulting from both the cancellation of an agency in the fourth quarter of 2015 and a decrease in business writings from existing agencies.  Also contributing to the decrease in gross written premiums was a returned premium of $0.5 million in the automobile liability line of business.

Ceded premiums decreased $0.3 million, or 18.0%, during the three month period ended March 31, 2016 from the comparable period in 2015.  American Southern’s ceded premiums are determined as a percentage of earned premiums and generally increase or decrease when earned premiums increase or decrease.  However, the change in ceded premiums was disproportionate to the increase in earned premiums due to the cancellation of a separate reinsurance agreement to specifically reinsure the automobile liability business in a state contract.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2016 and the comparable period in 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Automobile liability	$6,802	$5,725
Automobile physical damage	2,671	3,675
General liability	770	767
Surety	2,488	2,100
Other lines	994	996
Total	$13,725	$13,263

Net earned premiums increased $0.5 million, or 3.5%, during the three month period ended March 31, 2016 over the comparable period in 2015.  The increase in net earned premiums was primarily attributable to increases in automobile liability and surety earned premiums from existing programs.  Partially offsetting the increase was the decrease in automobile physical damage earned premiums due primarily to an agency cancellation and decreased business writings discussed previously. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $0.6 million, or 6.8%, during the three month period ended March 31, 2016 from the comparable period in 2015.  As a percentage of earned premiums, net loss and loss adjustment expenses were 57.7% in the three month period ended March 31, 2016, compared to 64.0% in the three month period ended March 31, 2015.  The decrease in the loss ratio was primarily due to a $0.5 million loss recovery in the surety line of business and more favorable loss experience in the general liability line of business.

Underwriting expenses increased $0.2 million, or 5.2%, during the three month period ended March 31, 2016 over the comparable period in 2015.  As a percentage of earned premiums, underwriting expenses were 34.0% in the three month period ended March 31, 2016, compared to 33.4% in the three month period ended March 31, 2015.  The slight increase in the expense ratio was primarily due to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease. During the three month period ended March 31, 2016, these commissions at American Southern increased $0.1 million from the comparable period in 2015 due to more favorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2016 and the comparable period in 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Medicare supplement	$20,904	$20,369
Other health products	1,369	1,198
Life insurance	2,460	2,556
Total earned premiums	24,733	24,123
Insurance benefits and losses	16,911	16,753
Underwriting expenses	8,930	8,127
Total expenses	25,841	24,880
Underwriting loss	$(1,108)	$(757)
Loss ratio	68.4%	69.4%
Expense ratio	36.1	33.7
Combined ratio	104.5%	103.1%

Premium revenue at Bankers Fidelity increased $0.6 million, or 2.5%, during the three month period ended March 31, 2016 over the comparable period in 2015.  Premiums from the Medicare supplement line of business increased $0.5 million, or 2.6%, during the three month period ended March 31, 2016, due primarily to new business generated from both new and existing producers.  Other health product premiums increased $0.2 million, or 14.3%, during the same comparable period, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.1 million, or 3.8%, during the three month period ended March 31, 2016 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $0.2 million, or 0.9%, during the three month period ended March 31, 2016 over the comparable period in 2015.  As a percentage of earned premiums, benefits and losses were 68.4% in the three month period ended March 31, 2016, compared to 69.4% in the three month period ended March 31, 2015.  The slight decrease in the loss ratio was primarily attributable to more favorable loss experience in both the other health and life insurance lines of business.

Underwriting expenses increased $0.8 million, or 9.9%, during the three month period ended March 31, 2016 over the comparable period in 2015.  As a percentage of earned premiums, underwriting expenses were 36.1% in the three month period ended March 31, 2016, compared to 33.7% in the three month period ended March 31, 2015.  The increase in the expense ratio was primarily due to increases in compensation related expenses including higher utilization of temporary staffing.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.1 million, or 3.5%, during the three month period ended March 31, 2016 from the comparable period in 2015.  The decrease in investment income was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $0.8 million during the three month period ended March 31, 2016, compared to net realized investment gains of $1.0 million in the three month period ended March 31, 2015.   The net realized investment gains in the three month period ended March 31, 2016 was primarily due to a $0.6 million gain from the sale of property held within one of the Company’s real estate partnership investments.  The net realized investment gains in the three month period ended March 31, 2015 resulted from the disposition of several of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended March 31, 2016 over the comparable period in 2015.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.8 million, or 5.7%, during the three month period ended March 31, 2016 over the comparable period in 2015.  The increase in other expenses was primarily due to increased commission and underwriting costs in the life and health operations associated with increased premiums.  Also contributing to the increase in other expenses were increased commission accruals at American Southern due to more favorable loss experience. During the three month period ended March 31, 2016, these commissions at American Southern increased $0.1 million from the comparable period in 2015.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  Additionally, during the three month period ended March 31, 2016, incentive compensation accruals increased $0.2 million from the comparable 2015 period due to the Company’s recent operating performance.  Partially offsetting the increase in other expenses was a decrease in legal and consulting fees of $0.6 million. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 39.5% in the three month period ended March 31, 2016 from 38.4% in the three month period ended March 31, 2015.  The increase in the expense ratio was primarily attributable to increases in commission accruals and other expenses both discussed previously.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month period ended March 31, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2016, the Parent had approximately $20.4 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $3.3 million for the three month period ended March 31, 2016 compared to statutory net income of $2.6 million for the three month period ended March 31, 2015.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2016, American Southern had $38.1 million of statutory surplus and Bankers Fidelity had $35.3 million of statutory surplus. In 2016, dividend payments by the Parent’s insurance subsidiaries in excess of $6.1 million would require prior approval.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2016, the effective interest rate was 4.68%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2016, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2016, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $15.6 million at December 31, 2015 to $10.8 million at March 31, 2016. The decrease in cash and cash equivalents during the three month period ended March 31, 2016 was primarily attributable to net cash used in operating activities of $7.0 million, primarily for the settlement of claims in the property and casualty operations, additions to property and equipment of $0.2 million and the purchase of shares for treasury for $0.2 million.  Partially offsetting the decrease in cash and cash equivalents was a $2.5 million increase resulting from the sale and maturity of securities exceeding investment purchases.

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

Item 4.   Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.  The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the intentional acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.  An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, any subsequent quarterly reports on Form 10-Q and the other filings made by the Company from time to time with the Securities and Exchange Commission.  In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2016	13,000	$4.56	13,000	188,283
February 1 – February 29, 2016	14,801	4.43	14,801	173,482
March 1 – March 31, 2016	10,845	4.22	10,845	162,637
Total	38,646	$4.41	38,646

Item 6.   Exhibits

3.2	Restated Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on March 4, 2016].

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 12, 2016	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title

3.2	Restated Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on March 4, 2016].

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.