Form 10-Q
period 2016-06-30
ATLANTIC AMERICAN CORP
filed 2016-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 5, 2016 was 20,475,349.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited June 30, 2016	December 31, 2015
Cash and cash equivalents	$13,968	$15,622
Investments:
Fixed maturities (cost: $202,928 and $210,450)	208,833	205,324
Common and non-redeemable preferred stocks (cost: $11,453 and $10,953)	20,428	23,131
Other invested assets (cost: $5,777 and $6,454)	5,777	6,454
Policy loans	2,179	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	238,493	238,385
Receivables:
Reinsurance	8,618	11,759
Insurance premiums and other (net of allowance for doubtful accounts: $521 and $528)	23,023	11,988
Deferred income taxes, net	-	829
Deferred acquisition costs	28,199	27,866
Other assets	5,420	5,610
Intangibles	2,544	2,544
Total assets	$320,265	$314,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$73,083	$72,136
Unearned premiums	31,137	25,348
Losses and claims	57,669	63,870
Other policy liabilities	1,456	1,991
Total insurance reserves and policyholder funds	163,345	163,345
Accounts payable and accrued expenses	13,218	15,028
Deferred income taxes, net	1,915	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	212,216	212,111

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,478,812 and 20,426,536	22,401	22,401
Additional paid-in capital	57,039	56,623
Retained earnings	25,975	25,443
Accumulated other comprehensive income	9,672	4,584
Unearned stock grant compensation	(546)	(273)
Treasury stock, at cost: 1,922,082 and 1,974,358 shares	(6,547)	(6,341)
Total shareholders’ equity	108,049	102,492
Total liabilities and shareholders’ equity	$320,265	$314,603

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Insurance premiums	$39,122	$38,104	$77,580	$75,490
Investment income	2,563	2,494	5,070	5,091
Realized investment gains, net	132	4,148	884	5,099
Other income	37	26	67	41
Total revenue	41,854	44,772	83,601	85,721

Benefits and expenses:
Insurance benefits and losses incurred	26,922	26,383	51,747	51,624
Commissions and underwriting expenses	10,954	10,487	22,781	21,208
Interest expense	385	354	758	703
Other expense	3,236	3,359	6,582	6,987
Total benefits and expenses	41,497	40,583	81,868	80,522
Income before income taxes	357	4,189	1,733	5,199
Income tax expense	116	844	594	1,163
Net income	241	3,345	1,139	4,036
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income applicable to common shareholders	$141	$3,245	$940	$3,837

Earnings per common share (basic)	$.01	$.16	$.05	$.19
Earnings per common share (diluted)	$.01	$.15	$.05	$.18

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$241	$3,345	$1,139	$4,036
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	6,456	(3,766)	8,712	1,955
Related income tax effect	(2,259)	1,318	(3,049)	(685)
Less: reclassification adjustment for net realized gains included in net income (1)	(132)	(4,148)	(884)	(5,099)
Related income tax effect (2)	46	1,452	309	1,785
Total other comprehensive income (loss), net of tax	4,111	(5,144)	5,088	(2,044)
Total comprehensive income (loss)	$4,352	$(1,799)	$6,227	$1,992

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2016	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	1,139	-	-	-	1,139
Other comprehensive income, net of tax	-	-	-	-	5,088	-	-	5,088
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Restricted stock grants	-	-	398	-	-	(639)	241	-
Amortization of unearned compensation	-	-	-	-	-	366	-	366
Purchase of shares for treasury	-	-	-	-	-	-	(458)	(458)
Issuance of shares under stock plans	-	-	18	-	-	-	11	29
Balance, June 30, 2016	$55	$22,401	$57,039	$25,975	$9,672	$(546)	$(6,547)	$108,049

Six Months Ended June 30, 2015
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	4,036	-	-	-	4,036
Other comprehensive loss, net of tax	-	-	-	-	(2,044)	-	-	(2,044)
Dividends on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Restricted stock grants	-	-	106	-	-	(184)	78	-
Amortization of unearned compensation	-	-	-	-	-	130	-	130
Purchase of shares for treasury	-	-	-	-	-	-	(191)	(191)
Issuance of shares under stock plans	-	-	16	-	-	-	11	27
Balance, June 30, 2015	$55	$22,401	$56,613	$25,291	$7,235	$(514)	$(5,539)	$105,542

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,139	$4,036
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	4,744	5,352
Acquisition costs deferred	(5,077)	(5,818)
Realized investment gains, net	(884)	(5,099)
Increase in insurance reserves	-	5,481
Compensation expense related to share awards	366	130
Depreciation and amortization	577	567
Deferred income tax expense	4	44
Increase in receivables, net	(6,892)	(6,871)
(Decrease) increase in other liabilities	(2,009)	290
Other, net	19	(31)
Net cash used in operating activities	(8,013)	(1,919)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	24,313	72,172
Proceeds from investments matured, called or redeemed	7,678	1,424
Investments purchased	(24,522)	(54,374)
Additions to property and equipment	(273)	(175)
Net cash provided by investing activities	7,196	19,047

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(412)
Proceeds from shares issued under stock plans	29	27
Purchase of shares for treasury	(458)	(191)
Net cash used in financing activities	(837)	(576)

Net (decrease) increase in cash and cash equivalents	(1,654)	16,552
Cash and cash equivalents at beginning of period	15,622	16,375
Cash and cash equivalents at end of period	$13,968	$32,927

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$751	$703
Cash paid for income taxes	$300	$465

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The Company’s financial condition and results of operations as of and for the three month and six month periods ended June 30, 2016 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2016 or for any other future period.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life.  ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets.  For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows.  In addition, ASU 2016-09 eliminates the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence.  In contrast, the equity method entity or investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.   ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting.  Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in accumulated other comprehensive income.  The Company is required to adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed.  The impact on the Company’s consolidated financial statements will depend on the composition of the Company’s investment portfolio on the date of adoption.  As of June 30, 2016, equity securities available-for-sale totaled $20,428, with unrealized gains, net of tax, of $5,834 in accumulated other comprehensive income that would have been classified in retained earnings.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), until the interim and annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 provides updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this guidance.

       In May 2015, the FASB issued ASU No. 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted.  ASU 2015-09 will also require insurance entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements.  The amendments in ASU 2015-09 are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. Since ASU 2015-09 is a disclosure only update, the Company does not expect the adoption to have an impact on its consolidated financial statements.

Note 3.	Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and six month periods ended June 30, 2016 and 2015.

Revenue	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
American Southern	$14,820	$15,664	$29,631	$30,436
Bankers Fidelity	26,883	28,820	53,722	54,890
Corporate and Other	151	288	248	395
Total revenue	$41,854	$44,772	$83,601	$85,721

Income Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
American Southern	$1,885	$1,824	$4,116	$3,673
Bankers Fidelity	(51)	3,900	947	5,090
Corporate and Other	(1,477)	(1,535)	(3,330)	(3,564)
Income before income taxes	$357	$4,189	$1,733	$5,199

Note 4.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2016 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2016	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance June 30, 2016	$18,042	$15,696
Net balance December 31, 2015	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.

(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.

(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 5.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$241	20,454
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$141	20,454	$.01

	Three Months Ended June 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,345	20,573
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	3,245	20,573	$.16
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$3,345	21,951	$.15

	Six Months Ended June 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,139	20,430
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	$940	20,430	$.05

	Six Months Ended June 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$4,036	20,582
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	3,837	20,582	$.19
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	199	1,378
Net income applicable to common shareholders	$4,036	21,960	$.18

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for the three month and six month periods ended June 30, 2016 since its impact would have been antidilutive.

Note 6.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Federal income tax provision at statutory rate of 35%	$125	$1,466	$607	$1,820
Dividends-received deduction	(24)	(27)	(46)	(54)
Small life insurance company deduction	-	(605)	-	(623)
Other permanent differences	15	10	33	20
Income tax expense	$116	$844	$594	$1,163

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current - Federal	$590	$1,108	$590	$1,119
Deferred - Federal	(474)	(264)	4	44
Total	$116	$844	$594	$1,163

      The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

Note 7.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 8.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of June 30, 2016 and December 31, 2015.

Investments were comprised of the following:

	June 30, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$16,040	$519	$1	$15,522
Obligations of states and political subdivisions	18,446	1,182	-	17,264
Corporate securities:
Utilities and telecom	20,527	2,184	182	18,525
Financial services	56,392	3,018	950	54,324
Other business – diversified	66,368	2,564	3,016	66,820
Other consumer – diversified	30,613	1,189	606	30,030
Total corporate securities	173,900	8,955	4,754	169,699
Redeemable preferred stocks:
Financial services	254	4	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	447	4	-	443
Total fixed maturities	208,833	10,660	4,755	202,928
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,675	711	-	964
Financial services	5,736	908	-	4,828
Other business – diversified	217	170	-	47
Other consumer – diversified	12,800	7,186	-	5,614
Total equity securities	20,428	8,975	-	11,453
Other invested assets	5,777	-	-	5,777
Policy loans	2,179	-	-	2,179
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$238,493	$19,635	$4,755	$223,613

	December 31, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$290	$175	$22,119
Obligations of states and political subdivisions	25,479	621	552	25,410
Corporate securities:
Utilities and telecom	17,589	1,357	692	16,924
Financial services	54,035	1,797	1,351	53,589
Other business – diversified	60,960	729	5,898	66,129
Other consumer – diversified	24,581	136	1,391	25,836
Total corporate securities	157,165	4,019	9,332	162,478
Redeemable preferred stocks:
Financial services	253	3	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	446	3	-	443
Total fixed maturities	205,324	4,933	10,059	210,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,386	422	-	964
Financial services	5,175	847	-	4,328
Other business – diversified	198	151	-	47
Other consumer – diversified	16,372	10,758	-	5,614
Total equity securities	23,131	12,178	-	10,953
Other invested assets	6,454	-	-	6,454
Policy loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$238,385	$17,111	$10,059	$231,333

Bonds having an amortized cost of $11,151 and $11,259 and included in the tables above were on deposit with insurance regulatory authorities at June 30, 2016 and December 31, 2015, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2016 and December 31, 2015 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,659	$2,648	$4,143	$4,113
Due after one year through five years	21,768	21,407	20,557	20,591
Due after five years through ten years	108,477	105,847	99,614	103,066
Due after ten years	74,755	72,030	79,882	81,684
Varying maturities	1,174	996	1,128	996
Totals	$208,833	$202,928	$205,324	$210,450

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
	Carrying Value	Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$16,040	$15,522	$518	$22,234	$22,119	$115
Obligations of states and political subdivisions	18,446	17,264	1,182	25,479	25,410	69
Utilities and telecom	22,202	19,489	2,713	18,975	17,888	1,087
Financial services	62,382	59,402	2,980	59,463	58,167	1,296
Other business – diversified	66,585	66,867	(282)	61,158	66,176	(5,018)
Other consumer – diversified	43,606	35,837	7,769	41,146	31,643	9,503
Other investments	9,232	9,232	-	9,930	9,930	-
Investments	$238,493	$223,613	$14,880	$238,385	$231,333	$7,052

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$2,020	$1	$-	$-	$2,020	$1
Corporate securities	14,804	287	32,997	4,467	47,801	4,754
Total temporarily impaired securities	$16,824	$288	$32,997	$4,467	$49,821	$4,755

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,209	$120	$2,243	$55	$11,452	$175
Obligations of states and political subdivisions	16,079	552	-	-	16,079	552
Corporate securities	79,482	4,284	16,131	5,048	95,613	9,332
Total temporarily impaired securities	$104,770	$4,956	$18,374	$5,103	$123,144	$10,059

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

As of June 30, 2016, there were thirty-six securities in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer, utilities and telecom and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $2,313 related to investments in fixed maturities of ten different issuers, all related to the oil and gas industry. The oil and gas investee companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current investments, future capital expenditures and assessing capital and liquidity requirements.  To our knowledge, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analysis of the financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2016.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers, in establishing the fair value of its fixed maturities and non-redeemable preferred stocks. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.

Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2016 and December 31, 2015, the value of the Company’s fixed maturities valued using Level 3 criteria was $2,368 and $2,237, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$206,465		$2,368	(1)	$208,833
Equity securities	14,938	5,490	(1)	-		20,428
Cash equivalents	12,535	-		-		12,535
Total	$27,473	$211,955		$2,368		$241,796

(1)	All underlying securities are financial service industry related.

As of December 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$203,087		$2,237	(1)	$205,324
Equity securities	18,245	4,886	(1)	-		23,131
Cash equivalents	13,772	-		-		13,772
Total	$32,017	$207,973		$2,237		$242,227

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2016 and 2015.

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	2,300
Total unrealized gains included in other comprehensive income	68
Balance, June 30, 2016	$2,368

Fixed Maturities
Balance, December 31, 2014	$2,214
Total unrealized gains included in other comprehensive income	50
Balance, March 31, 2015	2,264
Total unrealized losses included in other comprehensive loss	(57)
Balance, June 30, 2015	$2,207

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

The following table is a summary of realized investment gains (losses) for the three month and six month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross gains	$132	$4,502	$954	$5,458
Gross losses	-	(354)	(70)	(359)
Realized investment gains, net	$132	$4,148	$884	$5,099

Note 9.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$13,968	$13,968	$15,622	$15,622
Fixed maturities	(1)	208,833	208,833	205,324	205,324
Equity securities	(1)	20,428	20,428	23,131	23,131
Other invested assets	Level 3	5,777	5,777	6,454	7,070
Policy loans	Level 2	2,179	2,179	2,200	2,200
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 8 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 10.	Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of June 30, 2016 and December 31, 2015, and the changes in the balance of that component during the six month period ended June 30, 2016, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2015	$4,584
Other comprehensive income before reclassifications	5,663
Amounts reclassified from accumulated other comprehensive income	(575)
Net current period other comprehensive income	5,088
Balance, June 30, 2016	$9,672

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2016. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the six month period ended June 30, 2016, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and six month periods ended June 30, 2016 and the comparable periods in 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Insurance premiums	$39,122	$38,104	$77,580	$75,490
Investment income	2,563	2,494	5,070	5,091
Realized investment gains, net	132	4,148	884	5,099
Other income	37	26	67	41
Total revenue	41,854	44,772	83,601	85,721
Insurance benefits and losses incurred	26,922	26,383	51,747	51,624
Commissions and underwriting expenses	10,954	10,487	22,781	21,208
Other expense	3,236	3,359	6,582	6,987
Interest expense	385	354	758	703
Total benefits and expenses	41,497	40,583	81,868	80,522
Income before income taxes	$357	$4,189	$1,733	$5,199
Net income	$241	$3,345	$1,139	$4,036

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” operating results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to a limited extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income for the three month and six month periods ended June 30, 2016 and the comparable periods in 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2016	2015	2016	2015
	(In thousands)
Net income	$241	$3,345	$1,139	$4,036
Income tax expense	116	844	594	1,163
Realized investment gains, net	(132)	(4,148)	(884)	(5,099)
Operating income	$225	$41	$849	$100

On a consolidated basis, the Company had net income of $0.2 million, or $0.01 per diluted share, for the three month period ended June 30, 2016, compared to net income of $3.3 million, or $0.15 per diluted share, for the three month period ended June 30, 2015.  The Company had net income of $1.1 million, or $0.05 per diluted share, for the six month period ended June 30, 2016, compared to net income of $4.0 million, or $0.18 per diluted share, for the six month period ended June 30, 2015.  Premium revenue for the three month period ended June 30, 2016 increased $1.0 million, or 2.7%, to $39.1 million from $38.1 million in the three month period ended June 30, 2015.  For the six month period ended June 30, 2016, premium revenue increased $2.1 million, or 2.8%, to $77.6 million from $75.5 million in the comparable 2015 period.  The increase in premium revenue for the three month and six month periods ended June 30, 2016 was primarily due to an increase in Medicare supplement business in the life and health operations.  The decrease in net income for the three month and six month periods ended June 30, 2016 was due to a decrease in realized investment gains.  Operating income increased $0.2 million in the three month period ended June 30, 2016, and $0.7 million during the six month period ended June 30, 2016, from the comparable periods in 2015.  The increase in operating income for the three month and six month periods ended June 30, 2016 was primarily attributable to more favorable loss experience in the property and casualty operations.  Also contributing to the increase in operating income for the six month period ended June 30, 2016 was a decrease in other expense of $0.6 million due to decreased legal and consulting fees.  Partially offsetting the increase in operating income for the three month and six month periods ended June 30, 2016 was a decrease in profitability in the life and health operations.

A more detailed analysis of the individual operating companies and other corporate activities is provided below.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2016 and the comparable periods in 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross written premiums	$28,525	$28,675	$35,062	$37,260
Ceded premiums	(1,158)	(1,167)	(2,335)	(2,602)
Net written premiums	$27,367	$27,508	$32,727	$34,658
Net earned premiums	$13,767	$14,098	$27,492	$27,361
Net loss and loss adjustment expenses	8,817	9,392	16,731	17,880
Underwriting expenses	4,118	4,448	8,784	8,884
Underwriting income	$832	$258	$1,977	$597
Loss ratio	64.0%	66.6%	60.9%	65.3%
Expense ratio	29.9	31.6	31.9	32.5
Combined ratio	93.9%	98.2%	92.8%	97.8%

Gross written premiums at American Southern decreased $0.2 million, or 0.5%, during the three month period ended June 30, 2016, and $2.2 million, or 5.9%, during the six month period ended June 30, 2016, from the comparable periods in 2015.  The decrease in gross written premiums for the three month and six month periods ended June 30, 2016 was primarily attributable to a decrease in automobile physical damage written premiums resulting from both the cancellation of an agency in the fourth quarter of 2015 and a decrease in business writings from existing agencies.  During the three month and six month periods ended June 30, 2016, automobile physical damage written premiums decreased $1.1 million and $2.7 million, respectively, from the comparable periods in 2015.  Also contributing to the decrease in gross written premiums was a decrease in property and surety business totaling $1.0 million in the three month period ended June 30, 2016 and $1.3 million in the six month period ended June 30, 2016.  Partially offsetting the decrease in gross written premiums for the three month and six month periods ended June 30, 2016 was an increase of $2.0 million in the automobile liability line of business during the second quarter of 2016 due primarily to premium rate increases.

Ceded premiums decreased slightly during the three month period ended June 30, 2016, and $0.3 million, or 10.3%, during the six month period ended June 30, 2016, from the comparable periods in 2015.  American Southern’s ceded premiums are generally determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease. However, the change in ceded premiums for the six month period ended June 30, 2016 was disproportionate to the increase in earned premiums due to the cancellation of a separate reinsurance agreement to specifically reinsure the automobile liability business in one of the company’s state insurance contracts.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2016 and the comparable periods in 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Automobile liability	$7,356	$6,850	$14,158	$12,575
Automobile physical damage	2,493	3,214	5,164	6,889
General liability	757	790	1,527	1,557
Surety	2,302	2,212	4,790	4,312
Other lines	859	1,032	1,853	2,028
Total	$13,767	$14,098	$27,492	$27,361

Net earned premiums decreased $0.3 million, or 2.3%, during the three month period ended June 30, 2016 from the three month period ended June 30, 2015, and increased $0.1 million, or 0.5%, during the six month period ended June 30, 2016, over the comparable period in 2015.  The decrease in net earned premiums for the three month period ended June 30, 2016 was primarily attributable to the decrease in automobile physical damage earned premiums due to an agency cancellation and decreased business writings discussed previously. The increase in net earned premiums for the six month period ended June 30, 2016 was primarily due to increases in automobile liability and surety earned premiums from existing programs.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $0.6 million, or 6.1%, during the three month period ended June 30, 2016, and $1.1 million, or 6.4%, during the six month period ended June 30, 2016, from the comparable periods in 2015.  As a percentage of earned premiums, net loss and loss adjustment expenses were 64.0% in the three month period ended June 30, 2016, compared to 66.6% in the three month period ended June 30, 2015.  For the six month period ended June 30, 2016, this ratio decreased to 60.9% from 65.3% in the comparable period of 2015.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2016 was primarily attributable to more favorable loss experience in the automobile liability and general liability lines of business.  Also contributing to the decrease in the loss ratio for the six month period ended June 30, 2016 was a $0.5 million loss recovery in the surety line of business.

Underwriting expenses decreased $0.3 million, or 7.4%, during the three month period ended June 30, 2016, and $0.1 million, or 1.1%, during the six month period ended June 30, 2016, from the comparable periods in 2015.  As a percentage of earned premiums, underwriting expenses were 29.9% in the three month period ended June 30, 2016, compared to 31.6% in the three month period ended June 30, 2015.  For the six month period ended June 30, 2016, this ratio decreased to 31.9% from 32.5% in the comparable period of 2015.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2016 was primarily attributable to American Southern’s variable commission structure, which compensates the company’s agents in relation to the loss ratios of the business they write.  Normally during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  However, during the three month and six month periods ended June 30, 2016, these commissions at American Southern decreased $0.5 million and $0.3 million, respectively, from the comparable periods in 2015 due primarily to the cancellation of an agency in the fourth quarter of 2015 that participated in the variable commission program as well as another participating agency that had unfavorable loss experience in the first six months of 2016.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2016 and the comparable periods in 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Medicare supplement	$21,326	$20,033	$42,230	$40,402
Other health products	1,415	1,174	2,784	2,372
Life insurance	2,614	2,799	5,074	5,355
Total earned premiums	25,355	24,006	50,088	48,129
Insurance benefits and losses	18,105	16,991	35,016	33,744
Underwriting expenses	8,829	7,929	17,759	16,056
Total expenses	26,934	24,920	52,775	49,800
Underwriting loss	$(1,579)	$(914)	$(2,687)	$(1,671)
Loss ratio	71.4%	70.8%	69.9%	70.1%
Expense ratio	34.8	33.0	35.5	33.4
Combined ratio	106.2%	103.8%	105.4%	103.5%

Premium revenue at Bankers Fidelity increased $1.3 million, or 5.6%, during the three month period ended June 30, 2016, and $2.0 million, or 4.1%, during the six month period ended June 30, 2016, over the comparable periods in 2015.  Premiums from the Medicare supplement line of business increased $1.3 million, or 6.5%, during the three month period ended June 30, 2016, and $1.8 million, or 4.5%, during the six month period ended June 30, 2016, due primarily to new business generated from both new and existing producers. Other health product premiums increased $0.2 million and $0.4 million, respectively, during the same comparable periods, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.2 million, or 6.6%, during the three month period ended June 30, 2016, and $0.3 million, or 5.2%, during the six month period ended June 30, 2016 from the comparable 2015 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $1.1 million, or 6.6%, during the three month period ended June 30, 2016, and $1.3 million, or 3.8%, during the six month period ended June 30, 2016, over the comparable periods in 2015.  As a percentage of earned premiums, benefits and losses were 71.4% in the three month period ended June 30, 2016, compared to 70.8% in the three month period ended June 30, 2015.  For the six month period ended June 30, 2016, this ratio decreased to 69.9% from 70.1% in the comparable period of 2015.  The increase in the loss ratio for the three month period ended June 30, 2016 was primarily attributable to less favorable loss experience in the Medicare supplement line of business.  The slight decrease in the loss ratio for the six month period ended June 30, 2016 was primarily attributable to more favorable loss experience in the other health and life insurance lines of business.

Underwriting expenses increased $0.9 million, or 11.4%, during the three month period ended June 30, 2016, and $1.7 million, or 10.6%, during the six month period ended June 30, 2016, over the comparable periods in 2015.  As a percentage of earned premiums, underwriting expenses were 34.8% in the three month period ended June 30, 2016, compared to 33.0% in the three month period ended June 30, 2015.  For the six month period ended June 30, 2016, this ratio increased to 35.5% from 33.4% in the comparable period of 2015.  The increase in the expense ratio for the three month and six month periods ended June 30, 2016 was primarily due to increases in compensation expenses including higher utilization of temporary staffing as well as an increase in agency related expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.1 million, or 2.8%, during the three month period ended June 30, 2016 over the three month period ended June 30, 2015, and decreased slightly during the six month period ended June 30, 2016, from the comparable period in 2015.  The increase in investment income for the three month period ended June 30, 2016 was primarily due to a higher average balance of fixed maturities held by the Company in the second quarter of 2016 as compared to the same period in 2015.  The slight decrease in investment income for the six month period ended June 30, 2016 was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $0.1 million during the three month period ended June 30, 2016, compared to net realized investment gains of $4.1 million in the three month period ended June 30, 2015.  The Company had net realized investment gains of $0.9 million during the six month period ended June 30, 2016, compared to net realized investment gains of $5.1 million in the six month period ended June 30, 2015.  The net realized investment gains in the three month period ended June 30, 2016 resulted from the disposition of several of the Company’s investments in fixed maturities.  The net realized investment gain in the six month period ended June 30, 2016 was primarily due to a $0.6 million gain from the sale of property held within one of the Company’s real estate partnership investments.  The net realized investment gains in the three month and six month periods ended June 30, 2015 were primarily attributable to a $3.2 million gain from the sale of property held within two of the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended June 30, 2016, and $0.1 million, or 7.8%, during the six month period ended June 30, 2016, over the comparable periods in 2015.  The increase in interest expense for the three month and six month periods ended June 30, 2016 was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.3 million, or 2.5%, during the three month period ended June 30, 2016, and $1.2 million, or 4.1%, during the six month period ended June 30, 2016, over the comparable periods in 2015.  The increase in other expenses for the three month and six month periods ended June 30, 2016 was primarily attributable to an increase in commission and underwriting costs in the life and health operations associated with increased premiums.  Partially offsetting the increase in other expenses for the three month and six month periods ended June 30, 2016 was a decrease in commission accruals at American Southern discussed previously.  During the three month and six month periods ended June 30, 2016, these commissions at American Southern decreased $0.5 million and $0.3 million, respectively, from the comparable periods in 2015.  Additionally, during the six month period ended June 30, 2016, legal and consulting fees decreased $0.6 million from the six month period ended June 30, 2015.  On a consolidated basis, as a percentage of earned premiums, other expenses were 36.3% in both of the three month periods ended June 30, 2016 and June 30, 2015.  For the six month period ended June 30, 2016, this ratio increased slightly to 37.8% from 37.3% in the comparable period of 2015.  The increase in the expense ratio for the six month period ended June 30, 2016 was primarily due to the increase in underwriting expenses in the life and health operations.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At June 30, 2016, the Parent had approximately $20.3 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $3.4 million for the six month period ended June 30, 2016 compared to statutory net income of $5.6 million for the six month period ended June 30, 2015.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2016 American Southern had $39.9 million of statutory surplus and Bankers Fidelity had $34.2 million of statutory surplus. In 2016, dividend payments by the Parent’s insurance subsidiaries in excess of $6.1 million would require prior approval.  Through June 30, 2016, the Parent received dividends of $2.8 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2016, the effective interest rate was 4.71%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2016, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2016, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Cash and cash equivalents decreased from $15.6 million at December 31, 2015 to $14.0 million at June 30, 2016. The decrease in cash and cash equivalents during the six month period ended June 30, 2016 was primarily attributable to net cash used in operating activities of $8.0 million, additions to property and equipment of $0.3 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.5 million.  Partially offsetting the decrease in cash and cash equivalents was a $7.5 million increase resulting from the sale and maturity of securities exceeding investment purchases.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2016	2,897	$4.75	2,897	159,740
May 1 – May 31, 2016	5,291	3.50	5,291	154,449
June 1 – June 30, 2016	13,673	3.90	13,673	140,776
Total	21,861	$3.91	21,861

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2016	By:	/s/ John G. Sample, Jr.
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