Form 10-Q
period 2016-09-30
ATLANTIC AMERICAN CORP
filed 2016-11-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-3722

ATLANTIC AMERICAN CORPORATION
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1027114 (I.R.S. Employer Identification No.)

4370 Peachtree Road, N.E., Atlanta, Georgia	30319 (Zip Code)
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 4, 2016 was 20,415,228.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30, 2016	December 31, 2015
Cash and cash equivalents	$11,864	$15,622
Investments:
Fixed maturities (cost: $207,055 and $210,450)	214,749	205,324
Common and non-redeemable preferred stocks (cost: $11,453 and $10,953)	19,954	23,131
Other invested assets (cost: $10,763 and $6,454)	10,763	6,454
Policy loans	2,209	2,200
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	248,951	238,385
Receivables:
Reinsurance	9,337	11,759
Insurance premiums and other (net of allowance for doubtful accounts: $545 and $528)	14,475	11,988
Deferred income taxes, net	-	829
Deferred acquisition costs	28,791	27,866
Other assets	5,541	5,610
Intangibles	2,544	2,544
Total assets	$321,503	$314,603

LIABILITIES AND SHAREHOLDERS’ EQUITY

Insurance reserves and policyholder funds:
Future policy benefits	$73,980	$72,136
Unearned premiums	25,616	25,348
Losses and claims	60,603	63,870
Other policy liabilities	1,401	1,991
Total insurance reserves and policyholder funds	161,600	163,345
Accounts payable and accrued expenses	14,683	15,028
Deferred income taxes, net	2,531	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	212,552	212,111

Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,433,678 and 20,426,536	22,401	22,401
Additional paid-in capital	56,995	56,623
Retained earnings	26,024	25,443
Accumulated other comprehensive income	10,527	4,584
Unearned stock grant compensation	(372)	(273)
Treasury stock, at cost: 1,967,216 and 1,974,358 shares	(6,679)	(6,341)
Total shareholders’ equity	108,951	102,492
Total liabilities and shareholders’ equity	$321,503	$314,603

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Insurance premiums	$39,432	$37,859	$117,012	$113,349
Investment income	2,453	2,456	7,523	7,547
Realized investment gains, net	527	7	1,411	5,106
Other income	35	37	102	78
Total revenue	42,447	40,359	126,048	126,080

Benefits and expenses:
Insurance benefits and losses incurred	26,955	24,637	78,702	76,261
Commissions and underwriting expenses	11,558	11,816	34,339	33,024
Interest expense	396	361	1,154	1,064
Other expense	3,221	3,180	9,803	10,167
Total benefits and expenses	42,130	39,994	123,998	120,516
Income before income taxes	317	365	2,050	5,564
Income tax expense	168	127	762	1,290
Net income	149	238	1,288	4,274
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income applicable to common shareholders	$49	$138	$989	$3,975

Earnings per common share (basic and diluted)	$-	$.01	$.05	$.19

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$149	$238	$1,288	$4,274
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	1,842	(3,729)	10,554	(1,774)
Related income tax effect	(645)	1,306	(3,694)	621
Less: reclassification adjustment for net realized gains included in net income (1)	(527)	(7)	(1,411)	(5,106)
Related income tax effect (2)	185	2	494	1,787
Total other comprehensive income (loss), net of tax	855	(2,428)	5,943	(4,472)
Total comprehensive income (loss)	$1,004	$(2,190)	$7,231	$(198)

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2016	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	1,288	-	-	-	1,288
Other comprehensive income, net of tax	-	-	-	-	5,943	-	-	5,943
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	346	-	-	(556)	210	-
Amortization of unearned compensation	-	-	-	-	-	457	-	457
Purchase of shares for treasury	-	-	-	-	-	-	(565)	(565)
Issuance of shares under stock plans	-	-	26	-	-	-	17	43
Balance, September 30, 2016	$55	$22,401	$56,995	$26,024	$10,527	$(372)	$(6,679)	$108,951

Nine Months Ended September 30, 2015
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	-	-	-	4,274	-	-	-	4,274
Other comprehensive loss, net of tax	-	-	-	-	(4,472)	-	-	(4,472)
Dividends on common stock	-	-	-	(412)	-	-	-	(412)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	106	-	-	(184)	78	-
Amortization of unearned compensation	-	-	-	-	-	249	-	249
Purchase of shares for treasury	-	-	-	-	-	-	(360)	(360)
Issuance of shares under stock plans	-	-	22	-	-	-	15	37
Balance, September 30, 2015	$55	$22,401	$56,619	$25,429	$4,807	$(395)	$(5,704)	$103,212

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,288	$4,274
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	6,764	7,857
Acquisition costs deferred	(7,689)	(8,551)
Realized investment gains, net	(1,411)	(5,106)
(Decrease) increase in insurance reserves	(1,745)	1,268
Compensation expense related to share awards	457	249
Depreciation and amortization	860	834
Deferred income tax expense	161	703
Increase in receivables, net	(65)	(3,571)
(Decrease) increase in other liabilities	(644)	1,006
Other, net	(252)	(330)
Net cash used in operating activities	(2,276)	(1,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	48,729	76,569
Proceeds from investments matured, called or redeemed	9,247	3,924
Investments purchased	(58,193)	(79,932)
Additions to property and equipment	(335)	(197)
Net cash (used in) provided by investing activities	(552)	364

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(412)
Proceeds from shares issued under stock plans	43	37
Purchase of shares for treasury	(565)	(360)
Net cash used in financing activities	(930)	(735)

Net decrease in cash and cash equivalents	(3,758)	(1,738)
Cash and cash equivalents at beginning of period	15,622	16,375
Cash and cash equivalents at end of period	$11,864	$14,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,142	$1,063
Cash paid for income taxes	$675	$1,165

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”).  The Company’s financial condition and results of operations as of and for the three month and nine month periods ended September 30, 2016 are not necessarily indicative of the financial condition or results of operations that may be expected for the year ending December 31, 2016 or for any other future period.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The issues addressed in ASU 2016-15 are:  1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination,  4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle.  The amendments in ASU 2016-15 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have an impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts.  Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred.  The revised guidance will remove all recognition thresholds and will require entities to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life.  ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets.  For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019.  Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this ASU.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions.  The areas for simplification include income tax consequences, forfeitures, classification of awards as either equity or liabilities and related classification on the statement of cash flows.  In addition, ASU 2016-09 eliminates the guidance in Topic 718 that was indefinitely deferred after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this ASU.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The new guidance requires investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting.  Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in accumulated other comprehensive income.  The Company is required to adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed.  The impact on the Company’s consolidated financial statements will depend on the composition of the Company’s investment portfolio on the date of adoption.  As of September 30, 2016, equity securities, available-for-sale, totaled $19,954, with unrealized gains, net of tax, of $5,526 in accumulated other comprehensive income that would have been classified in retained earnings.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This amendment defers the effective date of the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), until the interim and annual reporting periods beginning after December 15, 2017. Earlier adoption is permitted for interim and annual reporting periods beginning after December 15, 2016. ASU 2014-09 provides updated guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company is currently evaluating the expected impact on its consolidated financial statements of the adoption of this ASU.

       In May 2015, the FASB issued ASU No. 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted.  ASU 2015-09 will also require insurance entities, such as the Company, to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements.  The amendments in ASU 2015-09 are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. Since ASU 2015-09 is a disclosure only update, the Company does not expect the adoption to have an impact on its consolidated financial statements.

Note 3.	Segment Information

The Company’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and nine month periods ended September 30, 2016 and 2015.

Revenue	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
American Southern	$14,112	$14,899	$43,743	$45,335
Bankers Fidelity	28,225	25,370	81,947	80,260
Corporate and Other	110	90	358	485
Total revenue	$42,447	$40,359	$126,048	$126,080

Income Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
American Southern	$1,855	$1,572	$5,971	$5,245
Bankers Fidelity	164	290	1,111	5,380
Corporate and Other	(1,702)	(1,497)	(5,032)	(5,061)
Income before income taxes	$317	$365	$2,050	$5,564

Note 4.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2016 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2016	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance September 30, 2016	$18,042	$15,696
Net balance December 31, 2015	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 5.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$149	20,451
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$49	20,451	$-

	Three Months Ended September 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$238	20,589
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$138	20,589	$.01

	Nine Months Ended September 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,288	20,433
Less preferred stock dividends	(299)	-
Net income applicable to common shareholders	$989	20,433	$.05

	Nine Months Ended September 30, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$4,274	20,584
Less preferred stock dividends	(299)	-
Net income applicable to common shareholders	$3,975	20,584	$.19

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 6.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Federal income tax provision at statutory rate of 35%	$110	$127	$717	$1,947
Dividends-received deduction	(25)	(21)	(71)	(75)
Small life insurance company deduction	-	51	-	(572)
Other permanent differences	12	9	45	29
Adjustment for prior years’ estimates to actual	71	(39)	71	(39)
Income tax expense	$168	$127	$762	$1,290

The components of income tax expense were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current - Federal	$11	$(532)	$601	$587
Deferred - Federal	157	659	161	703
Total	$168	$127	$762	$1,290

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2016 resulted from the provision-to-filed return adjustments, as described below and the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $71 and $39 in the three month and nine month periods ended September 30, 2016 and 2015, respectively.

Note 7.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 8.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2016 and December 31, 2015.

Investments were comprised of the following:

	September 30, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,823	$458	$80	$26,445
Obligations of states and political subdivisions	18,491	1,232	-	17,259
Corporate securities:
Utilities and telecom	17,969	2,305	-	15,664
Financial services	59,795	3,276	826	57,345
Other business – diversified	63,298	2,626	2,029	62,701
Other consumer – diversified	28,180	1,267	535	27,448
Total corporate securities	169,242	9,474	3,390	163,158
Redeemable preferred stocks:
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	193	-	-	193
Total fixed maturities	214,749	11,164	3,470	207,055
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,559	595	-	964
Financial services	5,634	806	-	4,828
Other business – diversified	216	169	-	47
Other consumer – diversified	12,545	6,931	-	5,614
Total equity securities	19,954	8,501	-	11,453
Other invested assets	10,763	-	-	10,763
Policy loans	2,209	-	-	2,209
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$248,951	$19,665	$3,470	$232,756

	December 31, 2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$290	$175	$22,119
Obligations of states and political subdivisions	25,479	621	552	25,410
Corporate securities:
Utilities and telecom	17,589	1,357	692	16,924
Financial services	54,035	1,797	1,351	53,589
Other business – diversified	60,960	729	5,898	66,129
Other consumer – diversified	24,581	136	1,391	25,836
Total corporate securities	157,165	4,019	9,332	162,478
Redeemable preferred stocks:
Financial services	253	3	-	250
Other consumer – diversified	193	-	-	193
Total redeemable preferred stocks	446	3	-	443
Total fixed maturities	205,324	4,933	10,059	210,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,386	422	-	964
Financial services	5,175	847	-	4,328
Other business – diversified	198	151	-	47
Other consumer – diversified	16,372	10,758	-	5,614
Total equity securities	23,131	12,178	-	10,953
Other invested assets	6,454	-	-	6,454
Policy loans	2,200	-	-	2,200
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$238,385	$17,111	$10,059	$231,333

Bonds having an amortized cost of $11,143 and $11,259 and included in the tables above were on deposit with insurance regulatory authorities at September 30, 2016 and December 31, 2015, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2016 and December 31, 2015 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,648	$1,643	$4,143	$4,113
Due after one year through five years	24,219	24,024	20,557	20,591
Due after five years through ten years	95,711	92,293	99,614	103,066
Due after ten years	80,800	76,849	79,882	81,684
Varying maturities	12,371	12,246	1,128	996
Totals	$214,749	$207,055	$205,324	$210,450

The following table sets forth the carrying value, amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Carrying Value	Amortized Cost	Unrealized Gains	Carrying Value	Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,823	$26,445	$378	$22,234	$22,119	$115
Obligations of states and political subdivisions	18,491	17,259	1,232	25,479	25,410	69
Utilities and telecom	19,528	16,628	2,900	18,975	17,888	1,087
Financial services	65,429	62,173	3,256	59,463	58,167	1,296
Other business – diversified	63,514	62,748	766	61,158	66,176	(5,018)
Other consumer – diversified	40,918	33,255	7,663	41,146	31,643	9,503
Other investments	14,248	14,248	-	9,930	9,930	-
Investments	$248,951	$232,756	$16,195	$238,385	$231,333	$7,052

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$11,987	$80	$501	$-	$12,488	$80
Corporate securities	19,031	392	22,224	2,998	41,255	3,390
Total temporarily impaired securities	$31,018	$472	$22,725	$2,998	$53,743	$3,470

	December 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,209	$120	$2,243	$55	$11,452	$175
Obligations of states and political subdivisions	16,079	552	-	-	16,079	552
Corporate securities	79,482	4,284	16,131	5,048	95,613	9,332
Total temporarily impaired securities	$104,770	$4,956	$18,374	$5,103	$123,144	$10,059

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

As of September 30, 2016, there were thirty-five securities in an unrealized loss position, which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,665 related to investments in fixed maturities of eight different issuers, all related to the oil and gas industry. The oil and gas investee companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing their capital and liquidity positions.  To our knowledge, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analysis of the financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2016.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers.  Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2016 and December 31, 2015, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,364 and $2,237, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$213,385		$1,364	(1)	$214,749
Equity securities	14,563	5,391	(1)	-		19,954
Cash equivalents	9,312	-		-		9,312
Total	$23,875	$218,776		$1,364		$244,015

(1)	All underlying securities are financial service industry related.

As of December 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$203,087		$2,237	(1)	$205,324
Equity securities	18,245	4,886	(1)	-		23,131
Cash equivalents	13,772	-		-		13,772
Total	$32,017	$207,973		$2,237		$242,227

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2016 and 2015.

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	2,300
Total unrealized gains included in other comprehensive income	68
Balance, June 30, 2016	2,368
Total realized gains included in earnings	57
Total unrealized losses included in other comprehensive income	(61)
Settlements	(1,000)
Balance, September 30, 2016	$1,364

Fixed Maturities
Balance, December 31, 2014	$2,214
Total unrealized gains included in other comprehensive income	50
Balance, March 31, 2015	2,264
Total unrealized losses included in other comprehensive loss	(57)
Balance, June 30, 2015	2,207
Total unrealized gains included in other comprehensive loss	34
Balance, September 30, 2015	$2,241

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

The following table is a summary of realized investment gains (losses) for the three month and nine month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross gains	$543	$35	$1,497	$5,493
Gross losses	(16)	(28)	(86)	(387)
Realized investment gains, net	$527	$7	$1,411	$5,106

Note 9.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2016 and December 31, 2015.

		September 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$11,864	$11,864	$15,622	$15,622
Fixed maturities	(1)	214,749	214,749	205,324	205,324
Equity securities	(1)	19,954	19,954	23,131	23,131
Other invested assets	Level 3	10,763	10,763	6,454	7,070
Policy loans	Level 2	2,209	2,209	2,200	2,200
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 8 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 10.	Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of September 30, 2016 and December 31, 2015, and the changes in the balance of that component during the nine month period ended September 30, 2016, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2015	$4,584
Other comprehensive income before reclassifications	6,860
Amounts reclassified from accumulated other comprehensive income	(917)
Net current period other comprehensive income	5,943
Balance, September 30, 2016	$10,527

Note 11.	Related Party Transactions

For the nine month period ended September 30, 2016, the Company has paid approximately $215 to a digital marketing services organization, which is a branch of Gray Television, Inc., a related party.  Services purchased primarily include assistance with numerous website marketing initiatives on behalf of the Company’s life and health operations.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2016. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the nine month period ended September 30, 2016, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Overall Corporate Results

The following presents the Company’s revenue, benefits and expenses and net income for the three month and nine month periods ended September 30, 2016 and the comparable periods in 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Insurance premiums	$39,432	$37,859	$117,012	$113,349
Investment income	2,453	2,456	7,523	7,547
Realized investment gains, net	527	7	1,411	5,106
Other income	35	37	102	78
Total revenue	42,447	40,359	126,048	126,080
Insurance benefits and losses incurred	26,955	24,637	78,702	76,261
Commissions and underwriting expenses	11,558	11,816	34,339	33,024
Other expense	3,221	3,180	9,803	10,167
Interest expense	396	361	1,154	1,064
Total benefits and expenses	42,130	39,994	123,998	120,516
Income before income taxes	$317	$365	$2,050	$5,564
Net income	$149	$238	$1,288	$4,274

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

A reconciliation of net income to operating income (loss) for the three month and nine month periods ended September 30, 2016 and the comparable periods in 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2016	2015	2016	2015
	(In thousands)
Net income	$149	$238	$1,288	$4,274
Income tax expense	168	127	762	1,290
Realized investment gains, net	(527)	(7)	(1,411)	(5,106)
Operating income (loss)	$(210)	$358	$639	$458

On a consolidated basis, the Company had net income of $0.1 million, or nil per diluted share, for the three month period ended September 30, 2016, compared to net income of $0.2 million, or $0.01 per diluted share, for the three month period ended September 30, 2015.  The Company had net income of $1.3 million, or $0.05 per diluted share, for the nine month period ended September 30, 2016, compared to net income of $4.3 million, or $0.19 per diluted share, for the nine month period ended September 30, 2015.  Premium revenue for the three month period ended September 30, 2016 increased $1.6 million, or 4.2%, to $39.4 million from $37.9 million in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, premium revenue increased $3.7 million, or 3.2%, to $117.0 million from $113.3 million in the comparable 2015 period.  The increase in premium revenue for the three month and nine month periods ended September 30, 2016 was primarily due to an increase in Medicare supplement business in the life and health operations.  The decrease in net income for the three month period ended September 30, 2016 was primarily attributable to less favorable loss experience in both the property and casualty and life and health operations, partially offset by an increase in realized investment gains.  The decrease in net income for the nine month period ended September 30, 2016 was due primarily to a decrease in realized investment gains.  Operating income decreased $0.6 million in the three month period ended September 30, 2016 from the three month period ended September 30, 2015, and increased $0.2 million during the nine month period ended September 30, 2016 over the comparable period in 2015.  The decrease in operating income for the three month period ended September 30, 2016 was primarily attributable to the less favorable loss experience discussed previously.  The increase in operating income for the nine month period ended September 30, 2016 was primarily due to increased profitability in the property and casualty operations.  Also contributing to the increase in operating income for the nine month period ended September 30, 2016 was a decrease in other expense of $0.8 million due to decreased legal and consulting fees.  Partially offsetting the increase in operating income for the nine month period ended September 30, 2016 was an increase in compensation expense from stock awards, an increase in interest expense on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) as well as increased commission and underwriting costs in the life and health operations associated with the increased level of new business.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2016 and the comparable periods in 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Gross written premiums	$8,704	$10,379	$43,766	$47,639
Ceded premiums	(1,184)	(1,143)	(3,519)	(3,745)
Net written premiums	$7,520	$9,236	$40,247	$43,894
Net earned premiums	$12,884	$13,888	$40,376	$41,249
Net loss and loss adjustment expenses	8,507	8,326	25,238	26,206
Underwriting expenses	3,751	5,000	12,535	13,884
Underwriting income	$626	$562	$2,603	$1,159
Loss ratio	66.0%	60.0%	62.5%	63.5%
Expense ratio	29.1	36.0	31.1	33.7
Combined ratio	95.1%	96.0%	93.6%	97.2%

Gross written premiums at American Southern decreased $1.7 million, or 16.1%, during the three month period ended September 30, 2016, and $3.9 million, or 8.1%, during the nine month period ended September 30, 2016, from the comparable periods in 2015.  The decrease in gross written premiums for the three month and nine month periods ended September 30, 2016 was primarily attributable to the cancellation of an agency in the fourth quarter of 2015, a decrease in business from another agency which has expanded into locations where the company does not write business and a loss of business due to the inability to obtain adequate pricing relative to the risks.  The largest decrease in gross written premiums was in the automobile physical damage line of business.  During the three month and nine month periods ended September 30, 2016, automobile physical damage written premiums decreased $1.2 million and $3.9 million, respectively, from the comparable periods in 2015 and property and surety written premiums declined $0.8 million in the three month period ended September 30, 2016 and $2.2 million in the nine month period ended September 30, 2016.  Partially offsetting the decreases in gross written premiums was an increase in written premiums in the automobile liability line of business.  During the three month and nine month periods ended September 30, 2016, automobile liability written premiums increased $0.4 million and $2.3 million, respectively, from the comparable periods in 2015, due primarily to premium rate increases on renewal business and a new automobile program.

Ceded premiums increased slightly during the three month period ended September 30, 2016 over the three month period ended September 30, 2015, and decreased $0.2 million, or 6.0%, during the nine month period ended September 30, 2016 from the comparable period in 2015.  The increase in ceded premiums for the three month period ended September 30, 2016 was primarily attributable to reinsurance rate increases in the fourth quarter of 2015 on various lines of business.  The decrease in ceded premiums for the nine month period ended September 30, 2016 was primarily due to the cancellation of a separate reinsurance agreement to specifically reinsure the automobile liability business in one of the company’s state insurance contracts partially offset by the reinsurance rate increases.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2016 and the comparable periods in 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Automobile liability	$6,646	$6,160	$20,804	$18,735
Automobile physical damage	2,511	3,417	7,675	10,306
General liability	747	807	2,274	2,364
Surety	2,212	2,464	7,002	6,776
Other lines	768	1,040	2,621	3,068
Total	$12,884	$13,888	$40,376	$41,249

Net earned premiums decreased $1.0 million, or 7.2%, during the three month period ended September 30, 2016, and $0.9 million, or 2.1%, during the nine month period ended September 30, 2016, from the comparable periods in 2015.  The decrease in net earned premiums for the three month and nine month periods ended September 30, 2016 was primarily attributable to the decrease in automobile physical damage earned premiums due to an agency cancellation and decreased business writings from existing agencies discussed previously.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $0.2 million, or 2.2%, during the three month period ended September 30, 2016 over the three month period September 30, 2015, and decreased $1.0 million, or 3.7%, during the nine month period ended September 30, 2016 from the comparable period in 2015.  As a percentage of earned premiums, net loss and loss adjustment expenses were 66.0% in the three month period ended September 30, 2016, compared to 60.0% in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, this ratio decreased to 62.5% from 63.5% in the comparable period of 2015.  The increase in the loss ratio for the three month period ended September 30, 2016 was primarily due to an increase in automobile liability claims from two of the company’s governmental programs.  The slight decrease in the loss ratio for the nine month period ended September 30, 2016 was primarily attributable to more favorable loss experience in the general liability line of business and a $0.5 million loss recovery in the surety line of business.

Underwriting expenses decreased $1.2 million, or 25.0%, during the three month period ended September 30, 2016, and $1.3 million, or 9.7%, during the nine month period ended September 30, 2016, from the comparable periods in 2015.  As a percentage of earned premiums, underwriting expenses were 29.1% in the three month period ended September 30, 2016, compared to 36.0% in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, this ratio decreased to 31.1% from 33.7% in the comparable period of 2015.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2016 was primarily attributable to American Southern’s variable commission program, which compensates the agents that participate in the program in relation to the loss ratios of the business they write.  During the three month and nine month periods ended September 30, 2016, variable commissions at American Southern decreased $1.1 million and $1.4 million, respectively, from the comparable periods in 2015 due to both decreased premiums and unfavorable loss experience.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2016 and the comparable periods in 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Medicare supplement	$22,571	$20,077	$64,801	$60,479
Other health products	1,405	1,237	4,189	3,609
Life insurance	2,572	2,657	7,646	8,012
Total earned premiums	26,548	23,971	76,636	72,100
Insurance benefits and losses	18,448	16,311	53,464	50,055
Underwriting expenses	9,612	8,769	27,371	24,825
Total expenses	28,060	25,080	80,835	74,880
Underwriting loss	$(1,512)	$(1,109)	$(4,199)	$(2,780)
Loss ratio	69.5%	68.0%	69.8%	69.4%
Expense ratio	36.2	36.6	35.7	34.5
Combined ratio	105.7%	104.6%	105.5%	103.9%

Premium revenue at Bankers Fidelity increased $2.6 million, or 10.8%, during the three month period ended September 30, 2016, and $4.5 million, or 6.3%, during the nine month period ended September 30, 2016, over the comparable periods in 2015.  Premiums from the Medicare supplement line of business increased $2.5 million, or 12.4%, during the three month period ended September 30, 2016, and $4.3 million, or 7.1%, during the nine month period ended September 30, 2016, due primarily to new business generated from both new and existing producers. Other health product premiums increased $0.2 million and $0.6 million, respectively, during the same comparable periods, primarily as a result of new sales of the company’s group health products.  Premiums from the life insurance line of business decreased $0.1 million, or 3.2%, during the three month period ended September 30, 2016, and $0.4 million, or 4.6%, during the nine month period ended September 30, 2016 from the comparable 2015 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.

Benefits and losses increased $2.1 million, or 13.1%, during the three month period ended September 30, 2016, and $3.4 million, or 6.8%, during the nine month period ended September 30, 2016, over the comparable periods in 2015.  As a percentage of earned premiums, benefits and losses were 69.5% in the three month period ended September 30, 2016, compared to 68.0% in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, this ratio increased to 69.8% from 69.4% in the comparable period of 2015.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2016 was primarily attributable to less favorable loss experience in the Medicare supplement line of business.

Underwriting expenses increased $0.8 million, or 9.6%, during the three month period ended September 30, 2016, and $2.5 million, or 10.3%, during the nine month period ended September 30, 2016, over the comparable periods in 2015.  As a percentage of earned premiums, underwriting expenses were 36.2% in the three month period ended September 30, 2016, compared to 36.6% in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, this ratio increased to 35.7% from 34.5% in the comparable period of 2015.  The slight decrease in the expense ratio for the three month period ended September 30, 2016 was primarily attributable to a decrease in agent lead expenses resulting from the replacement of a then-existing lead program with new incentive programs.  The increase in the expense ratio for the nine month period ended September 30, 2016 was primarily due to increases in compensation expenses including higher utilization of temporary staffing, increased printing costs associated with the new business activity as well as an increase in agency related expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased slightly during both the three month and nine month periods ended September 30, 2016 from the comparable periods in 2015.  The decrease in investment income for the three month and nine month periods ended September 30, 2016 was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $0.5 million during the three month period ended September 30, 2016, compared to net realized investment gains of $7,000 in the three month period ended September 30, 2015.  The Company had net realized investment gains of $1.4 million during the nine month period ended September 30, 2016, compared to net realized investment gains of $5.1 million in the nine month period ended September 30, 2015. The net realized investment gains in the three month and nine month periods ended September 30, 2016 resulted primarily from the disposition of several of the Company’s investments in fixed maturities.   Net realized investment gains in the nine month period ended September 30, 2016 also included a $0.6 million gain from the sale of property held within one of the Company’s real estate partnership investments.  The net realized investment gains in the nine month period ended September 30, 2015 were primarily attributable to a $3.2 million gain from the sale of property held within two of the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended September 30, 2016, and $0.1 million, or 8.5%, during the nine month period ended September 30, 2016, over the comparable periods in 2015.  The increase in interest expense for the three month and nine month periods ended September 30, 2016 was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding Junior Subordinated Debentures are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.2 million, or 1.4%, during the three month period ended September 30, 2016 from the three month period ended September 30, 2015, and increased $1.0 million, or 2.2%, during the nine month period ended September 30, 2016, over the comparable period in 2015.  The decrease in other expenses for the three month period ended September 30, 2016 was primarily attributable to a decrease in commission accruals at American Southern due to both decreased premiums and unfavorable loss experience.  During the three month and nine month periods ended September 30, 2016, commission accruals at American Southern decreased $1.1 million and $1.4 million, respectively, from the comparable periods in 2015.  The majority of American Southern’s business is structured in a way that agents are compensated based upon the loss ratios of the business they place with the company.  During periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.  Partially offsetting the decrease in other expenses for the three month period ended September 30, 2016 was an increase in commission and underwriting costs in the life and health operations associated with the increased level of new business. The increase in other expenses for the nine month period ended September 30, 2016 was primarily attributable to increased commission and underwriting costs and agency related expenses in the life and health operations as well as an increase in compensation expense from stock awards.  Additionally, during the nine month period ended September 30, 2016, legal and consulting fees decreased $0.8 million from the nine month period ended September 30, 2015.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 37.5% in the three month period ended September 30, 2016 from 39.6% in the three month period ended September 30, 2015.  For the nine month period ended September 30, 2016, this ratio decreased to 37.7% from 38.1% in the comparable period of 2015.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2016 resulted from the provision-to-filed return adjustments, described below and the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2015 resulted from the DRD and the small life insurance company deduction (“SLD”).  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year, after the Company’s tax return for the previous year is filed with the IRS.  See Note 6 of Notes to Condensed Consolidated Financial Statements.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At September 30, 2016, the Parent had approximately $20.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.6 million for the nine month period ended September 30, 2016 compared to statutory net income of $7.2 million for the nine month period ended September 30, 2015.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2016, American Southern had $40.9 million of statutory surplus and Bankers Fidelity had $33.0 million of statutory surplus. In 2016, dividend payments by the Parent’s insurance subsidiaries in excess of $6.1 million would require prior approval.  Through September 30, 2016, the Parent received dividends of $4.1 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2016, the effective interest rate was 4.88%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2016, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2016, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents decreased from $15.6 million at December 31, 2015 to $11.9 million at September 30, 2016. The decrease in cash and cash equivalents during the nine month period ended September 30, 2016 was primarily attributable to net cash used in operating activities of $2.3 million, additions to property and equipment of $0.3 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.6 million.  Also contributing to the decrease in cash and cash equivalents was a $0.2 million decrease resulting from investment purchases exceeding the sale and maturity of securities.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2016	2,983	$4.12	2,983	137,793
August 1 – August 31, 2016	5,596	3.79	5,596	132,197
September 1 – September 30, 2016	21,000	3.50	21,000	111,197
Total	29,579	$3.62	29,579

On October 31, 2016, the Board of Directors of the Company terminated the Repurchase Plan and approved a new plan that allows for the repurchase of up to 750,000 shares of the Company's common stock on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 14, 2016	By:	/s/ John G. Sample, Jr.
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