Form 10-K
period 2016-12-31
ATLANTIC AMERICAN CORP
filed 2017-03-24
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,132,500. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 20, 2017 there were 20,422,924 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for school bus transportation and subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2016	2015
	(In thousands)
Automobile liability	$28,219	$24,786
Automobile physical damage	10,192	13,290
General liability	3,009	3,152
Surety	8,999	9,192
Other lines	3,344	4,088
Total	$53,763	$54,508

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 90% of Bankers Fidelity’s net earned premiums in 2016 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2016, 92% were health insurance policies and 8% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2016	2015
	(In thousands)
Life insurance	$9,974	$10,454
Medicare supplement	84,107	81,068
Other accident and health	5,621	4,862
Total health insurance	89,728	85,930
Total	$99,702	$96,384

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

Bankers Fidelity utilizes an agent qualification process and had 5,661 licensed agents as of December 31, 2016. The agents generally concentrate their sales activities in both the accident and health or life insurance product lines. During 2016, approximately 1,527 of the licensed agents wrote policies on behalf of Bankers Fidelity.

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

Life and Health Operations

Bankers Fidelity issues a variety of products that span from the worksite markets to the senior markets for both life and health insurance. Products offered by Bankers Fidelity include life insurance, typically with small face amounts, Medicare supplement and other accident and health insurance. Bankers Fidelity also provides an array of worksite products such as accident, cancer, critical illness, hospital indemnity and life insurance that is offered to employers who are looking to provide coverage for their employees and have the related premiums deducted through payroll deductions.

The majority of the products are underwritten on a non-medical basis using a simplified issue approach by which an application containing a variety of health related questions is submitted. Applications for insurance are reviewed to determine the face amount, age, medical history and any other necessary information. Bankers Fidelity utilizes information obtained directly from the insured, the Medical Information Bureau, prescription utilization reports as well as telephone interviews to determine whether an applicant meets the company’s underwriting criteria. Bankers Fidelity may also utilize medical records and investigative services to supplement and substantiate information, as necessary.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2016	2015
	(In thousands)
Balance at January 1	$63,870	$66,625
Less: Reinsurance recoverable on unpaid losses	(11,741)	(14,302)
Net balance at January 1	52,129	52,323

Incurred related to:
Current year	103,252	99,447
Prior years(1)	(3,377)	(701)
Total incurred	99,875	98,746

Paid related to:
Current year	71,980	68,159
Prior years	28,258	30,781
Total paid	100,238	98,940
Net balance at December 31	51,766	52,129
Plus: Reinsurance recoverable on unpaid losses	10,796	11,741
Balance at December 31	$62,562	$63,870
(1)	Prior years’ development was primarily the result of better than expected development on prior years reserves for certain lines of business in both the property and casualty and life and health operations. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2016, approximately 79% of the reserves related to property and casualty losses and approximately 21% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2016 actuarial review indicated that reserves could be as much as 16.5% lower or as much as 4.4% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2006 through 2016. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” for each year represents the aggregate change in such year’s estimates through the end of 2016. Furthermore, the amount of the redundancy (deficiency) for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies (deficiencies) may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies (deficiencies) based on the data in the following table is not possible.

	Year Ended December 31,
	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006
	(Dollars In thousands)
Reserve for Losses and LAE	$49,556	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655

Cumulative paid as of:
One year later		22,555	26,289	21,577	25,352	18,959	15,183	10,486	13,627	11,630	18,010
Two years later			40,440	37,022	37,128	34,805	25,333	17,462	19,003	21,187	24,793
Three years later				45,659	44,473	41,967	34,266	23,231	22,197	23,993	29,338
Four years later					48,338	46,715	37,720	29,254	24,016	25,733	30,853
Five years later						49,129	40,241	31,125	28,898	27,160	31,486
Six years later							41,787	32,488	30,286	31,659	32,415
Seven years later								33,847	31,462	32,489	35,695
Eight years later									31,858	33,616	36,277
Nine years later										33,953	37,001
Ten years later											37,275

Ultimate losses and LAE reestimated as of:
End of year	$49,556	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994	$45,655
One year later		44,638	50,729	47,169	47,639	44,180	39,999	32,563	31,649	33,663	35,590
Two years later			51,853	49,927	49,966	46,109	38,859	30,562	28,386	29,903	34,163
Three years later				50,163	50,142	48,386	39,153	30,288	27,570	29,077	33,499
Four years later					49,692	49,361	41,339	31,798	28,169	29,162	32,753
Five years later						50,254	42,273	33,508	30,883	30,156	33,049
Six years later							42,393	34,331	31,696	33,091	33,933
Seven years later								34,286	32,073	33,804	36,262
Eight years later									32,269	34,184	36,817
Nine years later										34,278	37,426
Ten years later											37,521

Cumulative redundancy (deficiency)		$6,562	$3,164	$1,037	$3,072	$(776)	$3,699	$7,962	$12,659	$9,716	$8,134
		12.8%	5.8%	2.0%	5.8%	-1.6%	8.0%	18.8%	28.2%	22.1%	17.8%

Note: This analysis is based on reserves for unpaid losses and claims, before consideration of reinsurance; therefore the total indicated redundancy (deficiency) may not ultimately be reflected in the Company’s net income.

See Note 3 of Notes to Consolidated Financial Statements for historical loss development data on significant lines of business.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $175,000 excess of $75,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $150,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2016, $16.1 million of the $263.6 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. At December 31, 2016, the 2016 retention threshold was $15.0 million of annualized premium; accordingly $11.8 million of the company’s $26.8 million of new annualized Medicare supplement premium was ceded to a reinsurer.

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

Life and Health Operations

The life and health insurance business also remains highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources than Bankers Fidelity or the Company. Bankers Fidelity offers life insurance products, Medicare supplement and other accident and health insurance products. Bankers Fidelity believes that its primary competitors are Americo Life, GTL, Lincoln Heritage, Medico, Monumental, Mutual of Omaha, New Era, Standard Life, Transamerica and United Healthcare. Bankers Fidelity competes with these as well as other insurers on the basis of premium rates, policy benefits and service to policyholders. Bankers Fidelity also competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation, and market expertise. In order to better compete, Bankers Fidelity actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations promoting worksite marketing and selective association endorsements. Bankers Fidelity has a track record of successfully competing in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders. Bankers Fidelity believes that it competes effectively on the bases of policy benefits, services and market segmentation.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2016, securities with an amortized cost of

$11.4 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2016, American Southern and Bankers Fidelity Life Insurance Company were both individually within the NAIC “usual” range for all 13 financial ratios.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2016, the Company’s insurance subsidiaries exceeded the RBC regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	12.7%	$22,234	9.4%
States, municipalities and political subdivisions	17,572	7.2	25,479	10.7
Public utilities	11,216	4.6	8,602	3.6
All other corporate bonds	150,588	61.7	148,563	62.3
Redeemable preferred stock	192	0.1	446	0.2
Total fixed maturities(1)	210,670	86.3	205,324	86.2
Common and non-redeemable preferred stocks(2)	20,257	8.3	23,131	9.7
Policy loans(3)	2,265	0.9	2,200	0.9
Other invested assets(4)	9,709	4.0	6,454	2.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$244,177	100.0%	$238,385	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $210.5 million as of December 31, 2016 and December 31, 2015.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $11.5 million as of December 31, 2016 and $11.0 million as of December 31, 2015.
(3)	Policy loans are valued at historical cost.
(4)	Other invested assets are accounted for using the equity method. Total adjusted cost of other invested assets was $9.7 million as of December 31, 2016 and $6.5 million as of December 31, 2015.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Average investments(1)	$243,174	$244,316
Net investment income	9,307	9,533
Average yield on investments	3.8%	3.9%
Realized investment gains, net	2,595	4,857
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, diversification and higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 164 people at December 31, 2016. Of the 164 people employed at December 31, 2016, 159 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2016, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	54	Chairman of the Board, President & CEO	1992
John G. Sample, Jr.	60	Senior Vice President, CFO and Secretary	2002

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

Forward-Looking Statements

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments. Forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the occurrence or outcome of various factors. These factors include, among others: significant changes in general economic conditions; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the possible occurrence of terrorist attacks; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition and results of operations could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 20, 2017, there were 2,805 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low
2016
1st quarter	$4.99	$3.39
2nd quarter	5.00	3.21
3rd quarter	4.30	3.06
4th quarter	4.65	3.21
2015
1st quarter	$4.08	$3.75
2nd quarter	4.00	3.09
3rd quarter	4.05	3.30
4th quarter	5.00	3.76

During each of 2016 and 2015, the Company paid an annual cash dividend of $0.02 per share. In addition, on March 14, 2017, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on April 14, 2017. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2016, the Parent held unrestricted cash and investment balances of approximately $20.5 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. In 2017, dividend payments to the Parent by the insurance subsidiaries in excess of $5.7 million would require prior approval.

Issuer Purchases of Equity Securities

On May 6, 2014, the board of directors of the Company approved a plan that allowed for the repurchase of up to an aggregate of 750,000 shares of the Company’s common stock (the “Prior Repurchase Plan”) on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Such purchases were eligible to be made from time to time in accordance with applicable securities laws and other requirements.

On October 31, 2016, the board of directors of the Company terminated the Prior Repurchase Plan and approved a new plan that allows for the repurchase of up to 750,000 shares of the Company’s common stock (the “Replacement Repurchase Plan”) on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Prior Repurchase Plan for the period October 1, 2016 through October 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 30, 2016	16,450	$3.78	16,450	—

The table below sets forth information regarding repurchases by the Company of shares of its common stock under the Replacement Repurchase Plan for the period October 31, 2016 through December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 31, 2016	1,000	$4.11	1,000	749,000
November 1 – November 30, 2016	5,114	4.04	5,114	743,886
December 1 – December 31, 2016	11,378	4.02	11,378	732,508
Total	17,492	$4.03	17,492

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 29% of the Company’s total liabilities at December 31, 2016. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2016, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2016 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2016. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2016 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 35% of the Company’s total liabilities at December 31, 2016. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 9% of the Company’s total assets at December 31, 2016. Deferred acquisition costs are commissions, premium taxes, and other costs that vary with and are primarily related to the acquisition of new and renewal business and are generally deferred and amortized. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 8% of the Company’s total assets at December 31, 2016. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 81% of the Company’s total assets at December 31, 2016. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.3 million at

December 31, 2016. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 14 of Notes to Consolidated Financial Statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2016	2015
	(In thousands)
Revenue
Property and Casualty:
American Southern	$58,159	$59,497
Life and Health:
Bankers Fidelity	107,505	105,869
Corporate and Other	413	571
Total revenue	$166,077	$165,937
Income (loss) before income taxes
Property and Casualty:
American Southern	$7,314	$6,642
Life and Health:
Bankers Fidelity	2,950	6,746
Corporate and Other	(6,740)	(7,680)
Income before income taxes	$3,524	$5,708
Net income	$2,636	$4,388

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

A reconciliation of net income to operating income is as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income	$2,636	$4,388
Income tax expense	888	1,320
Realized investment gains, net	(2,595)	(4,857)
Operating income	$929	$851

On a consolidated basis, the Company had net income of $2.6 million, or $0.11 per diluted share, in 2016, compared to $4.4 million, or $0.19 per diluted share, in 2015. Operating income increased slightly in 2016 as compared to 2015. The increase in operating income was primarily attributable to increased profitability in the property and casualty operations as well as a decrease in legal and consulting fees of $1.3 million. Offsetting the increase in operating income were higher expenses in the life and health operations associated with the increased level of new business.

Total revenue was $166.1 million in 2016 as compared to $165.9 million in 2015. Premium revenue increased to $153.5 million in 2016 from $150.9 million in 2015. The increase in premium revenue was primarily due to an increase in Medicare supplement business in the life and health operations. Also included in total revenue were net realized investment gains of $2.6 million in 2016 compared to net realized investment gains of $4.9 million in 2015. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $162.6 million in 2016 as compared to $160.2 million in 2015. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 96.4% in 2016 and 95.8% in 2015.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Gross written premiums	$56,131	$60,562
Ceded premiums	(4,654)	(4,951)
Net written premiums	$51,477	$55,611
Net earned premiums	$53,763	$54,508
Net losses and loss adjustment expenses	34,408	35,046
Underwriting expenses	16,437	17,809
Underwriting income	$2,918	$1,653
Loss ratio	64.0%	64.3%
Expense ratio	30.6	32.7
Combined ratio	94.6%	97.0%

Gross written premiums at American Southern decreased $4.4 million, or 7.3%, during 2016 as compared to 2015. The decrease in gross written premiums was primarily attributable to the cancellation of an agency in the fourth quarter of 2015, a decrease in business from another agency which moved certain business because of geographical coverage limitation imposed by the company and the loss of business due to the inability to obtain adequate pricing relative to the risks. The largest decrease in gross written premiums was in the automobile physical damage line of business. In 2016, automobile physical damage written premiums decreased $4.0 million and property and surety written premiums decreased $2.9 million as compared to 2015. Partially offsetting the decreases in gross written premiums in these lines of business was an increase of $2.6 million in automobile liability business due primarily to premium rate increases on renewal business and a new automobile program. In both 2016 and 2015, American Southern’s five principal states in terms of written premiums were Alabama, Florida, Georgia, South Carolina, and Tennessee, which accounted for approximately 80% and 72% of total written premiums for 2016 and 2015, respectively.

Ceded premiums decreased $0.3 million, or 6.0%, during 2016 as compared to 2015. The decrease in ceded premiums was primarily due to the cancellation of a reinsurance agreement specifically reinsuring certain of the company’s automobile liability business in one state insurance contract.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2016	2015
	(In thousands)
Automobile liability	$28,219	$24,786
Automobile physical damage	10,192	13,290
General liability	3,009	3,152
Surety	8,999	9,192
Other lines	3,344	4,088
Total	$53,763	$54,508

Net earned premiums decreased $0.7 million, or 1.4%, during 2016 as compared to 2015. The decrease in net earned premiums was primarily attributable to the decrease in automobile physical damage earned premiums due to an agency cancellation and decreased business writings from existing agencies discussed previously. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern decreased $0.6 million, or 1.8%, during 2016 as compared to 2015. As a percentage of premiums, net losses and loss adjustment expenses were 64.0% in 2016 compared to 64.3% in 2015. The slight decrease in the loss ratio was primarily due to more favorable loss experience in the general liability line of business and a $0.5 million loss recovery in the surety line of business. Partially offsetting the decrease in the loss ratio was an increase in automobile liability claims from two of the company’s governmental programs.

Underwriting expenses decreased $1.4 million, or 7.7%, during 2016 as compared to 2015. As a percentage of premiums, underwriting expenses were 30.6% in 2016 compared to 32.7% in 2015. The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. In 2016, variable commissions at American Southern decreased $1.2 million as compared to 2015 due to decreased premiums, decreased variable commission program participation and unfavorable loss experience from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2016, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 19.6% lower or as much as 4.4% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2016 and 2015 were $2.1 million and less than $0.1 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2016 was $2.1 million more than that in 2015. After considering the impact on contingent commissions and other related accruals, the $2.1 million increase in the redundancy resulted in an estimated increase in income from operations before tax of approximately $1.3 million in 2016 as compared to 2015. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In 2016, approximately 52% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write, compared to 60% in 2015. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Medicare supplement	$84,107	$81,068
Other health products	5,621	4,862
Life insurance	9,974	10,454
Total earned premiums	99,702	96,384

Insurance benefits and losses	68,789	66,318
Underwriting expenses	35,766	32,805
Total expenses	104,555	99,123
Underwriting loss	$(4,853)	$(2,739)
Loss ratio	69.0%	68.8%
Expense ratio	35.9	34.0
Combined ratio	104.9%	102.8%

Premium revenue at Bankers Fidelity increased $3.3 million, or 3.4%, during 2016 as compared to 2015. Premiums from the Medicare supplement line of business increased $3.0 million, or 3.7%, in 2016 as compared to 2015, due primarily to new business generated from both new and existing producers. Other health product premiums increased $0.8 million, or 15.6%, during 2016 as compared to 2015, primarily as a result of new sales of the company’s group health products. Premiums from the life insurance line of business decreased $0.5 million, or 4.6%, in 2016 from 2015 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. In both 2016 and 2015, the company’s five principal states in terms of premium revenue were Georgia, Indiana, Ohio, Pennsylvania, and Tennessee, which accounted for approximately 42% and 43% of total premiums for 2016 and 2015, respectively. Effective January 1, 2016, Bankers Fidelity entered into a reinsurance agreement to moderate statutory capital requirements related to premium growth in the Medicare supplement line of business. Medicare supplement premiums ceded were approximately $5.3 million in the year ended December 31, 2016.

Benefits and losses increased $2.5 million, or 3.7%, during 2016 as compared to 2015. As a percentage of premiums, benefits and losses were 69.0% in 2016 compared to 68.8% in 2015. The slight increase in the loss ratio was primarily attributable to less favorable loss experience in the Medicare supplement line of business.

Underwriting expenses increased $3.0 million, or 9.0%, during 2016 as compared to 2015. As a percentage of earned premiums, these expenses were 35.9% in 2016 compared to 34.0% in 2015. The increase in the expense ratio was primarily due to increases in compensation expenses including higher utilization of temporary staffing, increased printing costs associated with the new business activity as well as an increase in agency related expenses.

Investment Income and Realized Gains

Investment income decreased $0.2 million, or 2.0%, in 2016 as compared to 2015. The decrease in investment income was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities.

The Company had net realized investment gains of $2.6 million in 2016 compared to net realized investment gains of $4.9 million in 2015. The net realized investment gains in 2016 and 2015 were attributable to gains of $1.6 million and $3.2 million, respectively, from the sale of property held within the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased $0.1 million, or 9.3%, in 2016 as compared to 2015 due to an increase during the year in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.4 million, or 0.6%, in 2016 as compared to 2015. The increase in other expenses was primarily attributable to an increase in commissions, underwriting costs and other agency related expenses in the life and health operations associated with the increased level of new business. Partially offsetting the increase in other expenses was the $1.2 million decrease in variable commission accruals at American Southern due to decreased premiums, decreased variable commission program participation and unfavorable loss experience from certain accounts subject to variable commissions. American Southern’s variable commission structure compensates the participating agents in relation to the loss ratios of the business they write. Additionally, legal and consulting fees decreased $1.3 million during 2016. As a percentage of earned premiums, other expenses were 37.7% in 2016 as compared with 38.1% in 2015. The slight decrease in the expense ratio was primarily due to the increase in earned premiums coupled with the decrease in legal and consulting fees.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2016 and 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2016, the Parent had approximately $20.5 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2016, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $74.9 million. Dividends were paid to Atlantic American by its subsidiaries totaling $5.5 million and $6.8 million in 2016 and 2015, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $7.4 million in each of 2016 and 2015. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.8 million and $2.4 million were paid to the Parent under the tax sharing agreement in 2016 and 2015, respectively. As a result of the Parent’s tax loss, it is anticipated that the tax-sharing agreement will continue to provide the Parent with additional funds from profitable subsidiaries to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2016, the effective interest rate was 4.98%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2016, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2016 and 2015. During each of 2016 and 2015, the Company paid Series D Preferred Stock dividends of $0.4 million.

Cash and cash equivalents decreased from $15.6 million at December 31, 2015 to $13.3 million at December 31, 2016. The decrease in cash and cash equivalents during 2016 was primarily attributable to an increased level of investing exceeding normal sales and maturities, additions to property and equipment of $0.4 million, dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million, and the purchase of shares for treasury for $0.7 million. Partially offsetting the decrease was the net cash provided by operations of $1.3 million during 2016.

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
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited financial statement schedules II, III, IV and VI. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic American Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Atlanta, Georgia
March 24, 2017

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$13,252	$15,622
Investments	244,177	238,385
Receivables:
Reinsurance	11,703	11,759
Insurance premiums and other, net of allowance for doubtful accounts of $280 and $528 in 2016 and 2015, respectively	12,581	11,988
Deferred income taxes, net	160	829
Deferred acquisition costs	28,975	27,866
Other assets	5,208	5,610
Intangibles	2,544	2,544
Total assets	$318,600	$314,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$162,679	$163,345
Accounts payable and accrued expenses	16,677	15,028
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	213,094	212,111
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,446,705 and 20,426,536 shares outstanding in 2016 and 2015, respectively	22,401	22,401
Additional paid-in capital	57,114	56,623
Retained earnings	27,272	25,443
Accumulated other comprehensive income	5,830	4,584
Unearned stock grant compensation	(428)	(273)
Treasury stock, at cost, 1,954,189 and 1,974,358 shares in 2016 and 2015, respectively	(6,738)	(6,341)
Total shareholders’ equity	105,506	102,492
Total liabilities and shareholders’ equity	$318,600	$314,603

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums	$153,465	$150,892
Investment income	9,884	10,085
Realized investment gains, net	2,595	4,857
Other income	133	103
Total revenue	166,077	165,937

Benefits and expenses:
Insurance benefits and losses incurred	103,197	101,364
Commissions and underwriting expenses	44,797	43,235
Interest expense	1,562	1,429
Other expense	12,997	14,201
Total benefits and expenses	162,553	160,229

Income before income taxes	3,524	5,708
Income tax expense	888	1,320
Net income	2,636	4,388
Preferred stock dividends	(399)	(399)
Net income applicable to common shareholders	$2,237	$3,989
Earnings per common share (basic and diluted)	$.11	$.19

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Net income	$2,636	$4,388
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	4,512	(2,366)
Related income tax effect	(1,579)	828
Less: reclassification adjustment for net realized gains included in net income(1)	(2,595)	(4,857)
Related income tax effect(2)	908	1,700
Total other comprehensive income (loss), net of tax	1,246	(4,695)
Total comprehensive income (loss)	$3,882	$(307)
(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2014	$55	$22,401	$56,491	$21,866	$9,279	$(460)	$(5,437)	$104,195
Net income	—	—	—	4,388	—	—	—	4,388
Other comprehensive loss, net of tax	—	—	—	—	(4,695)	—	—	(4,695)
Dividends on common stock	—	—	—	(412)	—	—	—	(412)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants	—	—	103	—	—	(178)	75	—
Amortization of unearned compensation	—	—	—	—	—	365	—	365
Purchase of 233,368 shares for treasury	—	—	—	—	—	—	(997)	(997)
Issuance of 11,565 shares under stock plans	—	—	29	—	—	—	18	47
Balance, December 31, 2015	55	22,401	56,623	25,443	4,584	(273)	(6,341)	102,492
Net income	—	—	—	2,636	—	—	—	2,636
Other comprehensive income, net of tax	—	—	—	—	1,246	—	—	1,246
Dividends on common stock	—	—	—	(408)	—	—	—	(408)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants	—	—	461	—	—	(741)	280	—
Amortization of unearned compensation	—	—	—	—	—	586	—	586
Purchase of 173,008 shares for treasury	—	—	—	—	—	—	(698)	(698)
Issuance of 13,177 shares under stock plans	—	—	30	—	—	—	21	51
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,636	$4,388
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	11,884	10,320
Acquisition costs deferred	(12,993)	(11,205)
Realized investment gains, net	(2,595)	(4,857)
Decrease in insurance reserves and policyholder funds	(666)	(749)
Compensation expense related to share awards	586	365
Depreciation and amortization	1,205	1,117
Deferred income tax (benefit) expense	(2)	304
(Increase) decrease in receivables, net	(407)	1,329
Increase in other liabilities	1,649	1,442
Other, net	19	(245)
Net cash provided by operating activities	1,316	2,209

Cash flows from investing activities:
Proceeds from investments sold	62,361	84,873
Proceeds from investments matured, called or redeemed	10,874	5,924
Investments purchased	(75,071)	(91,676)
Additions to property and equipment	(396)	(322)
Net cash used in investing activities	(2,232)	(1,201)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(412)
Proceeds from shares issued under stock plans	51	47
Purchase of shares for treasury	(698)	(997)
Net cash used in financing activities	(1,454)	(1,761)

Net decrease in cash	(2,370)	(753)
Cash and cash equivalents at beginning of year	15,622	16,375
Cash and cash equivalents at end of year	$13,252	$15,622

Supplemental cash flow information:
Cash paid for interest	$1,544	$1,424
Cash paid for income taxes	$675	$1,465

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

At December 31, 2016, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Losses, benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred policy acquisition costs” (principally commissions, premium taxes, and other incremental direct costs of issuing policies). Deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. Deferred policy acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

Intangibles

Intangibles consist of goodwill and other indefinite-lived intangible assets. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. Other indefinite-lived intangibles represent the value of licenses and are not amortized. The Company periodically reviews its goodwill and other indefinite-lived intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded intangibles was identified during the periods presented.

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $1,264 and $2,237 at December 31, 2016 and 2015, respectively. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is intended to simplify the evaluation of goodwill. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company expects to adopt the updated guidance January 1, 2020 on a prospective basis as required, although earlier adoption is permitted. Based on current levels of reported intangibles, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in ASU 2016-15 are: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. The amendments in ASU 2016-15 are effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of this ASU to have an impact on its consolidated statements of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. ASU 2016-13 will remove all recognition thresholds and will require entities to recognize an allowance for credit losses equal to the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale (“AFS”) debt securities and beneficial interests in securitized financial assets. Credit losses on AFS debt securities carried at fair value will continue to be measured as other-than-temporary impairments (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS debt securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the timing of adoption. Implementation matters yet to be addressed include determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS debt securities as well as updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value. The estimated effect on the Company’s financial statements can only be estimated based on the current investment portfolio at any given point in time, and accordingly, has not currently been determined.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and related classification on the statement of cash flows. The updated guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively and is effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt ASU 2016-09 as of January 1, 2017. The impact of the adoption will depend on the excess tax benefits or deficiencies realized on vesting or settlement of awards resulting from the difference between the market value of awards at vesting or settlement and the grant date fair value recognized through compensation expense. Such amounts have historically not been significant.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence. Under ASU 2016-07, the equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Under ASU 2016-02, lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Under the new guidance, lessees with operating leases will be required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Under existing guidance, future minimum lease payments on operating leases are commitments that are not recognized as liabilities on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its consolidated financial statements; however, it is expected that assets and liabilities will increase based on the present value of remaining lease payments for the minor number of leases which will be in place at the adoption date.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The guidance requires investments in equity securities to be measured at fair value with changes in fair value reported in net income except for those equity securities that result in consolidation or are accounted for under the equity method of accounting. Under existing guidance, the Company measures investments in equity securities, available-for-sale, at fair value with changes in fair value reported in accumulated other comprehensive income. The Company is required to adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. As of December 31, 2016, equity securities, available-for-sale, totaled $20,257, with unrealized gains, net of tax, of $5,723 in accumulated other comprehensive income that would have been classified in retained earnings. Had the new accounting guidance been in place since the beginning of 2016, the Company would have recognized mark-to-market losses of $2,193 after-tax in net income for the year ended December 31, 2016.

In May 2015, the FASB issued ASU No. 2015-09, Financial Services – Insurance (Topic 944): Disclosures about Short-Duration Contracts (“ASU 2015-09”). The main objective of ASU 2015-09 is to enhance disclosures about the liability for unpaid claims and claim adjustment expenses, specifically the development of claims, the frequency and severity of claims, and expanded disclosures about reserves that are discounted. ASU 2015-09 also requires insurance entities, such as the Company, to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and effects on the financial statements. The amendments in ASU 2015-09 are effective for annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-09 effective January 1, 2016. Since ASU 2015-09 was a disclosure only update, its adoption did not have a material impact on the Company’s consolidated financial statements. See Note 3 for enhanced disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 as modified provides guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of adoption. Early adoption is permitted as of January 1, 2017. The Company will adopt this ASU on January 1, 2018. Given the nature of the Company’s insurance operations, the adoption is not expected to have a material impact on the Company’s consolidated financial statements.

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

Note 2.   Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2016 and December 31, 2015.

Investments were comprised of the following:

	2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$197	$553	$31,458
Obligations of states and political subdivisions	17,572	625	308	17,255
Corporate securities:
Utilities and telecom	18,034	1,462	88	16,660
Financial services	57,282	1,880	911	56,313
Other business – diversified	57,419	1,071	2,337	58,685
Other consumer – diversified	29,069	471	1,344	29,942
Total corporate securities	161,804	4,884	4,680	161,600
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	210,670	5,706	5,541	210,505
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,601	637	—	964
Financial services	5,402	574	—	4,828
Other business – diversified	244	197	—	47
Other consumer – diversified	13,010	7,396	—	5,614
Total equity securities	20,257	8,804	—	11,453
Other invested assets	9,709	—	—	9,709
Policy loans	2,265	—	—	2,265
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$244,177	$14,510	$5,541	$235,208

	2015
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,234	$290	$175	$22,119
Obligations of states and political subdivisions	25,479	621	552	25,410
Corporate securities:
Utilities and telecom	17,589	1,357	692	16,924
Financial services	54,035	1,797	1,351	53,589
Other business – diversified	60,960	729	5,898	66,129
Other consumer – diversified	24,581	136	1,391	25,836
Total corporate securities	157,165	4,019	9,332	162,478
Redeemable preferred stocks:
Financial services	253	3	—	250
Other consumer – diversified	193	—	—	193
Total redeemable preferred stocks	446	3	—	443
Total fixed maturities	205,324	4,933	10,059	210,450
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,386	422	—	964
Financial services	5,175	847	—	4,328
Other business – diversified	198	151	—	47
Other consumer – diversified	16,372	10,758	—	5,614
Total equity securities	23,131	12,178	—	10,953
Other invested assets	6,454	—	—	6,454
Policy loans	2,200	—	—	2,200
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$238,385	$17,111	$10,059	$231,333

Bonds having an amortized cost of $11,435 and $11,259 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2016 and 2015, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, cost or amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of December 31, 2016 and 2015.

	2016			2015
	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$31,458	$(356)	$22,234	$22,119	$115
Obligations of states and political subdivisions	17,572	17,255	317	25,479	25,410	69
Utilities and telecom	19,635	17,624	2,011	18,975	17,888	1,087
Financial services	62,684	61,141	1,543	59,463	58,167	1,296
Other business – diversified	57,663	58,732	(1,069)	61,158	66,176	(5,018)
Other consumer – diversified	42,271	35,748	6,523	41,146	31,643	9,503
Other investments	13,250	13,250	—	9,930	9,930	—
Total investments	$244,177	$235,208	$8,969	$238,385	$231,333	$7,052

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2016 and 2015.

	2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,494	$553	$—	$—	$23,494	$553
Obligations of states and political subdivisions	8,747	308	—	—	8,747	308
Corporate securities	59,404	2,124	20,587	2,556	79,991	4,680
Total temporarily impaired securities	$91,645	$2,985	$20,587	$2,556	$112,232	$5,541
	2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,209	$120	$2,243	$55	$11,452	$175
Obligations of states and political subdivisions	16,079	552	—	—	16,079	552
Corporate securities	79,482	4,284	16,131	5,048	95,613	9,332
Total temporarily impaired securities	$104,770	$4,956	$18,374	$5,103	$123,144	$10,059

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

As of December 31, 2016, there were seventy-seven securities in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,194 related to investments in fixed maturities of seven different issuers, all related to the oil and gas industry. These oil and gas companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing their capital and liquidity positions. Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets. While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded. All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analysis of the publicly available financial disclosures of each of the investees on a regular basis. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2016.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2016 and December 31, 2015, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,264 and $2,237, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$209,406		$1,264	(1)	$210,670
Equity securities	15,153	5,104	(1)	—		20,257
Cash equivalents	9,811	—		—		9,811
Total	$24,964	$214,510		$1,264		$240,738
(1)	All underlying securities are financial service industry related.

As of December 31, 2015, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$203,087		$2,237	(1)	$205,324
Equity securities	18,245	4,886	(1)	—		23,131
Cash equivalents	13,772	—		—		13,772
Total	$32,017	$207,973		$2,237		$242,227
(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2015 to December 31, 2016.

Fixed Maturities
Balance, January 1, 2015	$2,214
Total unrealized gains included in other comprehensive loss	23
Balance, December 31, 2015	2,237
Total realized gains included in earnings	57
Total unrealized losses included in other comprehensive income	(30)
Settlements	(1,000)
Balance, December 31, 2016	$1,264

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

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2016 and 2015 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2016		2015
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,544	$2,507	$4,143	$4,113
Due after one year through five years	20,278	20,038	20,557	20,591
Due after five years through ten years	90,667	90,926	99,614	103,066
Due after ten years	80,099	79,627	79,882	81,684
Varying maturities	17,082	17,407	1,128	996
Totals	$210,670	$210,505	$205,324	$210,450

Investment income was earned from the following sources:

	2016	2015
Fixed maturities	$9,122	$9,327
Equity securities	491	488
Other	271	270
Total investment income	9,884	10,085
Less investment expenses, included in other expenses	(577)	(552)
Net investment income	$9,307	$9,533

A summary of realized investment gains (losses) follows:

	2016
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$1,119	$—	$1,565	$2,684
Losses	(89)	—	—	(89)
Realized investment gains, net	$1,030	$—	$1,565	$2,595
	2015
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,347	$—	$3,154	$5,501
Losses	(628)	(16)	—	(644)
Realized investment gains, net	$1,719	$(16)	$3,154	$4,857

Proceeds from the sales of investments were as follows:

	2016	2015
Fixed maturities	$59,072	$80,995
Other investments	3,289	3,878
Total proceeds	$62,361	$84,873

The Company’s bond portfolio included 88% investment grade securities, as defined by the NAIC, at December 31, 2016.

Note 3.   Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2016 and 2015.

			Amount of Insurance In Force, Net
	2016	2015	2016	2015
Future policy benefits
Life insurance policies:
Ordinary	$54,554	$54,130	$245,017	$247,590
Mass market	2,003	2,205	2,463	2,758
Individual annuities	84	103	—	—
	56,641	56,438	$247,480	$250,348
Accident and health insurance policies	18,202	15,698
	74,843	72,136
Unearned premiums	23,208	25,348
Losses, claims and loss adjustment expenses	62,562	63,870
Other policy liabilities	2,066	1,991
Total insurance reserves and policyholder funds	$162,679	$163,345

Annualized premiums for accident and health insurance policies were $95,956 and $87,480 at December 31, 2016 and 2015, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% for 2013 through 2016 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2016	2015
Balance at January 1	$63,870	$66,625
Less: Reinsurance recoverable on unpaid losses	(11,741)	(14,302)
Net balance at January 1	52,129	52,323

Incurred related to:
Current year	103,252	99,447
Prior years	(3,377)	(701)
Total incurred	99,875	98,746

Paid related to:
Current year	71,980	68,159
Prior years	28,258	30,781
Total paid	100,238	98,940
Net balance at December 31	51,766	52,129
Plus: Reinsurance recoverable on unpaid losses	10,796	11,741
Balance at December 31	$62,562	$63,870

Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in both American Southern and Bankers Fidelity.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2016	2015
Total incurred losses	$99,875	$98,746
Cash surrender value and matured endowments	1,278	1,390
Benefit reserve changes	2,044	1,228
Total insurance benefits and losses incurred	$103,197	$101,364

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2016 is presented as supplementary information.

Medicare Supplement

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2016
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$29,616	$29,169	$29,230	$29,225	$29,214	$29,213	$29,213	$29,212	$29,111	$29,211	$—	526,227
2008		29,344	28,698	28,721	28,712	28,688	28,687	28,683	28,683	28,682	—	528,104
2009			31,124	30,455	30,481	30,447	30,438	30,432	30,431	30,430	—	555,808
2010				34,849	34,328	34,323	34,303	34,282	34,272	34,268	—	620,799
2011					38,188	38,296	38,360	38,327	38,316	38,302	—	658,696
2012						50,021	50,996	51,021	50,998	50,989	—	860,258
2013							56,974	56,970	57,034	57,023	—	949,778
2014								57,179	56,938	56,981	—	933,020
2015									55,482	54,939	62	890,878
2016										58,849	9,520	879,603
										$439,674

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$24,324	$29,169	$29,230	$29,255	$29,214	$29,213	$29,213	$29,212	$29,211	$29,211
2008		24,055	28,698	28,721	28,712	28,688	28,687	28,683	28,683	28,682
2009			29,866	30,455	30,481	30,447	30,438	30,432	30,431	30,430
2010				29,127	34,328	34,323	34,303	34,282	34,272	34,268
2011					31,720	38,296	38,360	38,327	38,316	38,302
2012						42,267	50,996	51,021	50,998	50,989
2013							47,770	56,970	57,034	57,023
2014								48,024	56,938	56,981
2015									45,430	54,876
2016										49,165
										$429,927
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$9,747

The cumulative number of reported claims for the Medicare Supplement line of business is the count of distinct claims incurred and submitted to Medicare for payment in the given year. Multiple payments on the same claim are not counted in the frequency information. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to use seasonality and trend-adjusted expected claims for the final two months. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in billing and payment frequencies. The IBNR reserve is calculated as estimated ultimate claims less paid claims and claims in course of settlement. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. Similar approaches are used for other less significant health products, subject to modifications to account for unique aspects of the product.

Automobile Liability

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2016
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$6,711	$6,733	$7,415	$7,407	$7,253	$7,296	$7,299	$7,314	$7,303	$7,290	$—	1,663
2008		9,723	7,011	6,627	6,374	6,124	6,112	6,106	6,104	6,105	—	1,534
2009			10,817	8,891	8,659	8,558	8,245	8,123	8,155	8,154	—	1,754
2010				10,752	10,818	10,547	9,937	10,068	10,185	10,202	18	1,946
2011					12,263	13,802	13,235	13,289	13,281	13,495	65	2,129
2012						12,980	15,007	14,108	13,707	13,313	19	2,338
2013							18,664	20,702	21,096	21,823	906	3,251
2014								20,812	21,881	22,041	1,683	3,522
2015									18,521	19,857	2,992	3,431
2016										20,549	7,421	3,374
										$142,829

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$2,631	$4,792	$5,957	$6,519	$6,824	$7,008	$7,230	$7,247	$7,249	$7,290
2008		2,426	4,202	5,077	5,695	5,839	6,065	6,104	6,104	6,105
2009			3,250	5,208	6,353	7,502	7,995	8,123	8,155	8,154
2010				3,211	6,274	8,291	9,382	9,725	10,056	10,090
2011					4,205	7,934	9,858	12,071	13,039	13,106
2012						4,627	8,791	11,507	12,932	13,197
2013							5,144	12,193	16,782	19,407
2014								6,822	13,807	17,554
2015									6,226	11,878
2016										6,796
										$113,577
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$29,252

Automobile Physical Damage

	For the Years Ended December 31,
	(Unaudited)					As of December 31, 2016
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016
2012	$5,478	$5,114	$5,113	$5,070	$5,070	$—	1,129
2013		6,039	5,515	5,536	5,599	—	1,598
2014			8,079	7,657	7,583	1	1,633
2015				8,287	7,955	2	1,583
2016					6,877	196	1,187
					$33,084

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2012	2013	2014	2015	2016
2012	$4,610	$5,075	$5,089	$5,067	$5,067
2013		4,778	5,486	5,466	5,599
2014			6,437	7,619	7,570
2015				6,745	7,937
2016					5,804
					$31,977
All outstanding liabilities before 2012, net of reinsurance					41
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,148

General Liability

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2016
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$6,549	$5,124	$4,648	$4,293	$3,960	$4,257	$4,377	$4,457	$4,443	$4,503	$17	488
2008		5,386	4,359	2,858	2,685	2,479	2,489	2,507	2,548	2,647	20	387
2009			3,392	2,215	1,944	1,730	1,702	1,727	1,828	1,832	4	283
2010				4,114	2,699	2,269	2,337	2,258	2,400	2,423	10	288
2011					3,022	1,723	1,452	1,338	1,174	1,242	17	198
2012						4,055	1,305	1,269	1,270	1,214	23	155
2013							3,461	728	926	817	2	186
2014								3,744	501	557	128	189
2015									4,421	1,037	467	136
2016										3,119	2,660	63
										$19,391

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$901	$1,825	$2,566	$2,993	$3,387	$3,595	$3,966	$4,214	$4,371	$4,426
2008		534	1,091	1,637	1,861	2,023	2,123	2,418	2,506	2,564
2009			476	941	1,082	1,410	1,629	1,662	1,796	1,816
2010				284	678	1,374	1,542	2,037	2,368	2,382
2011					295	412	582	835	1,161	1,169
2012						371	707	847	1,034	1,113
2013							104	339	579	811
2014								171	299	331
2015									98	259
2016										116
										$14,987
All outstanding liabilities before 2007, net of reinsurance										238
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$4,642

Surety

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2016
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$3,287	$1,953	$893	$983	$1,084	$868	$856	$818	$814	$769	$—	37
2008		3,883	2,098	2,420	2,312	2,312	2,360	2,360	2,324	2,324	—	62
2009			4,920	5,025	4,239	3,951	3,616	4,636	4,916	4,664	—	83
2010				3,995	4,624	3,618	3,396	3,607	3,549	3,563	—	93
2011					4,422	4,786	5,080	5,092	4,966	5,031	1	124
2012						4,979	4,767	5,396	5,345	4,869	—	86
2013							3,060	2,007	2,743	2,947	31	56
2014								3,214	3,130	2,990	75	46
2015									1,902	1,630	377	48
2016										3,314	1,703	41
										$32,101

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$255	$519	$664	$698	$937	$849	$853	$816	$814	$769
2008		503	1,369	2,261	2,232	2,311	2,359	2,360	2,324	2,324
2009			103	1,595	2,640	3,205	3,410	3,760	3,757	4,663
2010				928	2,193	2,780	2,943	3,252	3,545	3,560
2011					1,031	3,207	4,622	4,748	4,939	5,022
2012						2,257	4,581	4,856	5,331	4,869
2013							323	1,010	1,369	2,763
2014								1,331	2,327	2,727
2015									641	856
2016										1,054
										$28,607
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,494

For the property and casualty lines of business, the number of claims presented above equals the number of occurrences by type of claim reported to the Company. The number of claims reported during a given year corresponds to the number of claims records opened during the year. Frequency information is maintained on a cumulative basis by accident year by line of business. For automobile claims, a claim count is separately maintained for bodily injury, property damage and physical damage claims. The Company has consistently monitored claim frequency on this basis, and believes this provides more meaningful information than using claimant count which can change over the course of settling a claim.

In general, when a claim is reported, claims representatives establish a “case reserve” for the estimated amount of the ultimate payment based on the known information of the claim at that time. Claims managers review and monitor all property and casualty claims in excess of $25,000. As new information becomes available or payments are made on a claim, the case reserve is adjusted to reflect the revised estimate of the ultimate amount to be paid out. Estimates and assumptions pertaining to individual claims are based on complex and subjective judgments and subject to change at any time as new information becomes available.

In addition to case reserves, IBNR reserves are established to provide for claims which have not been reported to the Company as of the reporting date as well as potential adverse development on known case reserves. IBNR reserve estimates are derived through a number of analytical techniques. Actuarial data is analyzed by line of business, coverage and accident year. Qualitative factors are also considered in determining IBNR reserves and include such factors as judicial decisions, general economic trends such as inflation, changes in policy forms, and underwriting changes. Reserves are reviewed quarterly and any indicated adjustments are made.

Because of the inherent uncertainties in establishing both case and IBNR reserves, ultimate loss experience may prove better or worse than indicated by the combined claim reserves. Adjustments to claim reserves are reflected in the period recognized and could increase or decrease earnings for the period.

The following is supplementary information about average historical claims duration as of December 31, 2016.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	83.7%	16.3%	0.1%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	33.2%	29.3%	17.1%	11.7%	4.2%	2.3%	1.1%	0.1%	0.0%	0.6%
Automobile Physical Damage	86.1%	13.1%	-0.2%	1.0%	0.0%
General Liability	18.9%	20.8%	16.7%	15.3%	13.3%	4.9%	6.8%	3.3%	2.8%	1.2%
Surety	27.7%	33.3%	19.4%	11.3%	7.0%	1.6%	0.2%	4.4%	-0.1%	-5.9%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2016
Net outstanding liabilities:
Medicare Supplement	$9,747
Automobile Liability	29,252
Automobile Physical Damage	1,148
General Liability	4,642
Surety	3,494
Other short-duration insurance lines	2,060
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	50,343

Reinsurance recoverable on unpaid losses:
Medicare Supplement	990
Automobile Liability	5,556
Automobile Physical Damage	106
General Liability	4,135
Other insurance lines	9
Total reinsurance recoverable on unpaid losses	10,796

Unallocated claims adjustment expenses	1,423

Total gross liability for unpaid losses, claims and loss adjustment expenses	$62,562

Note 4.   Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance recoverables were due from two reinsurers as of December 31, 2016. Reinsurance recoverables of $280 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $11,326 were due from General Reinsurance Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2016	2015
Direct premiums written	$142,200	$138,035
Assumed premiums written	19,123	18,656
Ceded premiums written	(10,225)	(4,995)
Net premiums written	$151,098	$151,696

Direct premiums earned	$144,339	$137,436
Assumed premiums earned	19,124	18,451
Ceded premiums earned	(9,998)	(4,995)
Net premiums earned	$153,465	$150,892

Provision for benefits and losses incurred	$109,616	$104,286
Reinsurance loss recoveries	(6,419)	(2,922)
Insurance benefits and losses incurred	$103,197	$101,364

Components of reinsurance recoverables at December 31, 2016 and 2015 were as follows:

	2016	2015
Recoverable on unpaid losses	$10,796	$11,741
Recoverable on unpaid benefits	655	—
Recoverable on paid losses	—	18
Ceded unearned premiums	227	—
Ceded advanced premiums	25	—
Total reinsurance recoverables	$11,703	$11,759

Note 5.   Income Taxes

Total income taxes were allocated as follows:

	2016	2015
Total tax expense on income	$888	$1,320

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	671	(2,528)
Total tax expense (benefit)	$1,559	$(1,208)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2016	2015
Federal income tax provision at statutory rate of 35%	$1,233	$1,998
Dividends-received deduction	(95)	(99)
Small life insurance company deduction	(376)	(582)
Other	55	42
Adjustment for prior years’ estimates to actual	71	(39)
Income tax expense	$888	$1,320
Effective tax rate	25.2%	23.1%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2016 and 2015 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

Deferred tax liabilities and assets at December 31, 2016 and 2015 were comprised of the following:

	2016	2015
Deferred tax liabilities:
Deferred acquisition costs	$(2,345)	$(2,623)
Deferred and uncollected premiums	(654)	(677)
Net unrealized investment gains	(3,140)	(2,469)
Other	(666)	(642)
Total deferred tax liabilities	(6,805)	(6,411)
Deferred tax assets:
Insurance reserves	4,589	4,522
Impaired assets	1,454	1,474
Alternative minimum tax credit	282	504
Bad debts and other	640	740
Total deferred tax assets	6,965	7,240
Net deferred tax asset	$160	$829

The components of income tax expense were:

	2016	2015
Current - Federal	$890	$1,016
Deferred - Federal	(2)	304
Total	$888	$1,320

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2016 and 2015, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2016	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2016	$18,042	$15,696
Net balance December 31, 2015	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	On August 4, 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.   Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,277 and $1,261 in 2016 and 2015, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2017	$917
2018	457
2019	193
Thereafter	—
Total	$1,567

Note 8.   Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2016, a total of 180,000 restricted shares, with an estimated fair value of $741, were issued under the 2012 Plan. In 2015, a total of 48,300 restricted shares, with an estimated fair value of $178, were issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2016 and 2015 was based on the common stock price at date of grant. Vesting of restricted shares generally occurs after a one to three year period. There were no stock options granted or outstanding under the 2012 Plan in 2016 or 2015. Shares available for future grants at December 31, 2016 and 2015 were 1,423,200 and 1,603,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2016 and 2015 was $223 and $212, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2016 and 2015 of $433 and $416, respectively. All contributions were made in cash.

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

Note 9.   Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2016 and 2015, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2016 and 2015. During each of 2016 and 2015, the Company paid Series D Preferred Stock dividends of $399.

Note 10.   Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$2,636	20,445
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$2,237	20,445	$.11
	For the Year Ended December 31, 2015
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,388	20,566
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$3,989	20,566	$.19

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2016 and 2015 since its impact would have been antidilutive.

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2016	2015
Life and Health, net income	$1,133	$4,147
Property and Casualty, net income	6,470	5,290
Statutory net income	$7,603	$9,437

Life and Health, surplus	$33,430	$35,322
Property and Casualty, surplus	41,489	38,308
Statutory surplus	$74,919	$73,630

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $5,508 and $6,750 in 2016 and 2015, respectively, from its subsidiaries. In 2017, dividend payments to the Parent by the insurance subsidiaries in excess of $5,650 would require prior approval.

Note 12.   Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2016, two members of the Company’s board of directors, including our chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder, who is also a member of the Company’s board of directors.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2016 and 2015, the Company paid $882 and $875, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 9). During the years ended December 31, 2016 and 2015, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2016 and 2015, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2016 and 2015 was $10,305 and $14,043, respectively.

During 2016, the Company paid approximately $215 to a digital marketing services organization, which is an affiliate of Gray. Services purchased primarily include assistance with website marketing initiatives on behalf of the Company’s life and health operations.

During 2016, Gray paid the Company approximately $478 in premiums related to a group accident plan.

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

	For the Year Ended December 31, 2016
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$53,763	$99,702	$—	$—	$153,465
Insurance benefits and losses incurred	34,408	68,789	—	—	103,197
Expenses deferred	(7,834)	(5,159)	—	—	(12,993)
Amortization and depreciation expense	8,709	3,667	713	—	13,089
Other expenses	15,562	37,258	15,761	(9,321)	59,260
Total expenses	50,845	104,555	16,474	(9,321)	162,553
Underwriting income (loss)	2,918	(4,853)
Investment income	3,868	5,725	2,217	(1,926)	9,884
Other income	—	10	7,518	(7,395)	133
Operating income (loss)	6,786	882	(6,739)	—	929
Net realized gains (losses)	528	2,068	(1)	—	2,595
Income (loss) before income taxes	$7,314	$2,950	$(6,740)	$—	$3,524
Total revenues	$58,159	$107,505	$9,734	$(9,321)	$166,077
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$123,721	$168,657	$138,694	$(112,472)	$318,600

	For the Year Ended December 31, 2015
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$54,508	$96,384	$—	$—	$150,892
Insurance benefits and losses incurred	35,046	66,318	—	—	101,364
Expenses deferred	(9,093)	(2,112)	—	—	(11,205)
Amortization and depreciation expense	9,057	1,707	673	—	11,437
Other expenses	17,845	33,210	16,789	(9,211)	58,633
Total expenses	52,855	99,123	17,462	(9,211)	160,229
Underwriting income (loss)	1,653	(2,739)
Investment income	4,107	5,680	2,060	(1,762)	10,085
Other income	10	10	7,532	(7,449)	103
Operating income (loss)	5,770	2,951	(7,870)	—	851
Net realized gains	872	3,795	190	—	4,857
Income (loss) before income taxes	$6,642	$6,746	$(7,680)	$—	$5,708
Total revenues	$59,497	$105,869	$9,782	$(9,211)	$165,937
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$123,445	$160,964	$136,869	$(106,675)	$314,603

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2016 and 2015.

	Level in Fair Value Hierarchy(1)	2016		2015
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$13,252	$13,252	$15,622	$15,622
Fixed maturities	(1)	210,670	210,670	205,324	205,324
Equity securities	(1)	20,257	20,257	23,131	23,131
Other invested assets	Level 3	9,709	9,709	6,454	7,070
Policy loans	Level 2	2,265	2,265	2,200	2,200
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738
(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

The following describes the methods and assumptions used by the Company in estimating fair values:

Cash and Cash Equivalents

The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities and Common and Non-Redeemable Preferred Stocks

The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices. Certain fixed maturities do not have publicly quoted values and consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at reasonable estimated rates of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

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

Note 15.   Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of December 31, 2016 and 2015, and the changes in the balance of that component during 2016.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2015	$4,584
Other comprehensive income before reclassifications	2,933
Amounts reclassified from accumulated other comprehensive income	(1,687)
Net current period other comprehensive income	1,246
Balance, December 31, 2016	$5,830

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2016.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.   Other Information

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 9, 2017, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2016, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,423,200
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	1,423,200
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

14.1	-	Code of Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	-	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	-	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.
*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.
**	Management contract, compensatory plan or arrangement required to be filed pursuant to Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer

Date: March 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 24, 2017
HILTON H. HOWELL, JR.

/s/ John G. Sample, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2017
JOHN G. SAMPLE, JR.

/s/ Robin R. Howell	Director	March 24, 2017
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 24, 2017
MARK E. PREISINGER

/s/ Harriett J. Robinson	Director	March 24, 2017
HARRIETT J. ROBINSON

/s/ Joseph M. Scheerer	Director	March 24, 2017
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 24, 2017
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 24, 2017
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2016	2015
	(In thousands)

Cash and cash equivalents	$4,308	$4,463
Investments	16,160	19,035
Investment in subsidiaries	112,472	106,675
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	—	169
Income taxes receivable from subsidiaries	2,961	2,146
Other assets	4,554	4,677
Total assets	$141,693	$138,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$500	$—
Other payables	1,949	2,173
Junior subordinated debentures	33,738	33,738

Total liabilities	36,187	35,911

Shareholders’ equity	105,506	102,492
Total liabilities and shareholders’ equity	$141,693	$138,403

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,395	$7,449
Distributed earnings from subsidiaries	5,508	6,750
Other	408	571
Total revenue	13,311	14,770

GENERAL AND ADMINISTRATIVE EXPENSES	12,858	13,984

INTEREST EXPENSE	1,562	1,429
	(1,109)	(643)
INCOME TAX BENEFIT(1)	(1,837)	(1,514)
	728	871
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	1,908	3,517
NET INCOME	$2,636	$4,388
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,636	$4,388
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment losses (gains), net	1	(190)
Depreciation and amortization	713	673
Compensation expense related to share awards	586	365
Equity in undistributed earnings of consolidated subsidiaries	(1,908)	(3,517)
(Increase) decrease in intercompany taxes	(815)	125
Deferred income tax (benefit) expense	(2)	304
(Decrease) increase in other liabilities	(224)	317
Other, net	(221)	(12)
Net cash provided by operating activities	766	2,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	1,979	2,210
Investments purchased	(1,000)	(3,956)
Capital contribution to subsidiaries	(75)	(200)
Additions to property and equipment	(371)	(230)
Net cash provided by (used in) investing activities	533	(2,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(412)
Proceeds from shares issued under stock plans	51	47
Purchase of shares for treasury	(698)	(997)
Net cash used in financing activities	(1,454)	(1,761)

Net decrease in cash	(155)	(1,484)
Cash and cash equivalents at beginning of year	4,463	5,947
Cash and cash equivalents at end of year	$4,308	$4,463

Supplemental disclosure:
Cash paid for interest	$1,544	$1,424
Cash paid for income taxes	$675	$1,465
Intercompany tax settlement from subsidiaries	$2,845	$2,409

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2016:
Bankers Fidelity	$26,791	$87,849		$3,731	$2,066
American Southern	2,184	49,556		19,477	—
	$28,975	$137,405	(1)	$23,208	$2,066

December 31, 2015:
Bankers Fidelity	$25,033	$84,806		$3,585	$1,991
American Southern	2,833	51,200		21,763	—
	$27,866	$136,006	(2)	$25,348	$1,991
(1)	Includes future policy benefits of $74,843 and losses and claims of $62,562.
(2)	Includes future policy benefits of $72,136 and losses and claims of $63,870.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2016:
Bankers Fidelity	$99,702	$5,172	$68,789	$3,401	$32,365	$—
American Southern	53,763	3,844	34,408	8,483	7,954	51,477
Other	—	291	—	—	7,153	—
	$153,465	$9,307	$103,197	$11,884	$47,472	$51,477

December 31, 2015:
Bankers Fidelity	$96,384	$5,149	$66,318	$1,439	$31,366	$—
American Southern	54,508	4,086	35,046	8,881	8,928	55,611
Other	—	298	—	—	8,251	—
	$150,892	$9,533	$101,364	$10,320	$48,545	$55,611

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2016:
Life insurance in force	$263,567	$(16,087)	$—	$247,480

Premiums —
Bankers Fidelity	$104,996	$(5,344)	$50	$99,702	0.1%
American Southern	39,343	(4,654)	19,074	53,763	35.5%
Total premiums	$144,339	$(9,998)	$19,124	$153,465	12.5%

Year ended December 31, 2015:
Life insurance in force	$267,191	$(16,843)	$—	$250,348

Premiums —
Bankers Fidelity	$96,373	$(44)	$55	$96,384	0.1%
American Southern	41,063	(4,951)	18,396	54,508	33.7%
Total premiums	$137,436	$(4,995)	$18,451	$150,892	12.2%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
Year Ended						Current Year	Prior Years
	(In thousands)
December 31, 2016	$2,184	$49,556	$19,477	$53,763	$3,844	$36,541	$(2,133)	$8,483	$34,219	$51,477

December 31, 2015	$2,833	$51,200	$21,763	$54,508	$4,086	$35,072	$(26)	$8,881	$36,298	$55,611

See accompanying report of independent registered public accounting firm.

IV-1