Form 10-Q
period 2017-03-31
ATLANTIC AMERICAN CORP
filed 2017-05-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐(Do not check if a smaller reporting company) Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No☑

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 9, 2017 was 20,414,591.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited March 31, 2017	December 31, 2016
Cash and cash equivalents	$10,678	$13,252
Investments:
Fixed maturities (cost: $207,660 and $210,505)	208,041	210,670
Common and non-redeemable preferred stocks (cost: $11,453 and $11,453)	23,401	20,257
Other invested assets (cost: $9,542 and $9,709)	9,542	9,709
Policy loans	2,181	2,265
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	244,441	244,177
Receivables:
Reinsurance	12,299	11,703
Insurance premiums and other (net of allowance for doubtful accounts: $260 and $280)	7,184	12,581
Deferred income taxes, net	-	160
Deferred acquisition costs	30,612	28,975
Other assets	5,156	5,208
Intangibles	2,544	2,544
Total assets	$312,914	$318,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$76,099	$74,843
Unearned premiums	16,895	23,208
Losses and claims	63,760	62,562
Other policy liabilities	1,649	2,066
Total insurance reserves and policyholder funds	158,403	162,679
Accounts payable and accrued expenses	12,903	16,677
Deferred income taxes, net	889	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	205,933	213,094

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,422,071 and 20,446,705	22,401	22,401
Additional paid-in capital	57,119	57,114
Retained earnings	26,544	27,272
Accumulated other comprehensive income	8,014	5,830
Unearned stock grant compensation	(312)	(428)
Treasury stock, at cost: 1,978,823 and 1,954,189 shares	(6,840)	(6,738)
Total shareholders’ equity	106,981	105,506
Total liabilities and shareholders’ equity	$312,914	$318,600

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Insurance premiums	$40,782	$38,458
Investment income	2,159	2,507
Realized investment gains, net	883	752
Other income	35	30
Total revenue	43,859	41,747

Benefits and expenses:
Insurance benefits and losses incurred	29,997	24,825
Commissions and underwriting expenses	10,614	11,827
Interest expense	409	373
Other expense	3,186	3,346
Total benefits and expenses	44,206	40,371
Income (loss) before income taxes	(347)	1,376
Income tax expense (benefit)	(126)	478
Net income (loss)	(221)	898
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$(320)	$799

Earnings (loss) per common share (basic and diluted)	$(.02)	$.04

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(221)	$898
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	4,243	2,256
Related income tax effect	(1,485)	(790)
Less: reclassification adjustment for net realized gains included in net income (loss) (1)	(883)	(752)
Related income tax effect (2)	309	263
Total other comprehensive income, net of tax	2,184	977
Total comprehensive income	$1,963	$1,875

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2017	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net loss	-	-	-	(221)	-	-	-	(221)
Other comprehensive income, net of tax	-	-	-	-	2,184	-	-	2,184
Dividends declared on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	116	-	116
Purchase of shares for treasury	-	-	-	-	-	-	(105)	(105)
Issuance of shares under stock plans	-	-	5	-	-	-	3	8
Balance, March 31, 2017	$55	$22,401	$57,119	$26,544	$8,014	$(312)	$(6,840)	$106,981

Three Months Ended March 31, 2016
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	898	-	-	-	898
Other comprehensive income, net of tax	-	-	-	-	977	-	-	977
Dividends declared on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	119	-	119
Purchase of shares for treasury	-	-	-	-	-	-	(170)	(170)
Issuance of shares under stock plans	-	-	10	-	-	-	5	15
Balance, March 31, 2016	$55	$22,401	$56,633	$25,834	$5,561	$(154)	$(6,506)	$103,824

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(221)	$898
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred acquisition costs	3,399	2,492
Acquisition costs deferred	(5,036)	(2,295)
Realized investment gains, net	(883)	(752)
Compensation expense related to share awards	116	119
Depreciation and amortization	387	291
Deferred income tax (benefit) expense	(126)	478
Decrease in receivables, net	4,671	8,304
Decrease in insurance reserves	(4,276)	(14,207)
Decrease in other liabilities	(4,281)	(2,277)
Other, net	102	(8)
Net cash used in operating activities	(6,148)	(6,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	19,782	14,355
Proceeds from investments matured, called or redeemed	5,842	4,302
Investments purchased	(21,870)	(16,157)
Additions to property and equipment	(83)	(226)
Net cash provided by investing activities	3,671	2,274

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	8	15
Purchase of shares for treasury	(105)	(170)
Net cash used in financing activities	(97)	(155)

Net decrease in cash and cash equivalents	(2,574)	(4,838)
Cash and cash equivalents at beginning of period	13,252	15,622
Cash and cash equivalents at end of period	$10,678	$10,784

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$408	$367

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2017 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2017 or for any other future period.

       The Company’s significant accounting policies have not changed materially from those set out in the Company’s 2016 Annual Report.

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

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and related classification on the statement of cash flows.  The guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively.  The Company adopted ASU 2016-09 as of January 1, 2017.  Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence.  Under ASU 2016-07, the equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The Company adopted ASU 2016-07 as of January 1, 2017.  Adoption of ASU 2016-07 did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.  Under current GAAP, premiums and discounts on callable securities generally are amortized to the maturity date.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, although earlier adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2017 and December 31, 2016.

Investments were comprised of the following:

	March 31, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$29,469	$194	$513	$29,788
Obligations of states and political subdivisions	17,690	624	184	17,250
Corporate securities:
Utilities and telecom	18,065	1,476	69	16,658
Financial services	52,480	2,097	765	51,148
Other business – diversified	48,320	852	2,120	49,588
Other consumer – diversified	41,825	348	1,559	43,036
Total corporate securities	160,690	4,773	4,513	160,430
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	208,041	5,591	5,210	207,660
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,462	498	-	964
Financial services	5,588	760	-	4,828
Other business – diversified	250	203	-	47
Other consumer – diversified	16,101	10,487	-	5,614
Total equity securities	23,401	11,948	-	11,453
Other invested assets	9,542	-	-	9,542
Policy loans	2,181	-	-	2,181
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$244,441	$17,539	$5,210	$232,112

	December 31, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$197	$553	$31,458
Obligations of states and political subdivisions	17,572	625	308	17,255
Corporate securities:
Utilities and telecom	18,034	1,462	88	16,660
Financial services	57,282	1,880	911	56,313
Other business – diversified	57,419	1,071	2,337	58,685
Other consumer – diversified	29,069	471	1,344	29,942
Total corporate securities	161,804	4,884	4,680	161,600
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	210,670	5,706	5,541	210,505
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,601	637	-	964
Financial services	5,402	574	-	4,828
Other business – diversified	244	197	-	47
Other consumer – diversified	13,010	7,396	-	5,614
Total equity securities	20,257	8,804	-	11,453
Other invested assets	9,709	-	-	9,709
Policy loans	2,265	-	-	2,265
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$244,177	$14,510	$5,541	$235,208

Bonds having an amortized cost of $11,020 and $11,435 and included in the tables above were on deposit with insurance regulatory authorities at March 31, 2017 and December 31, 2016, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2017 and December 31, 2016 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,949	$2,908	$2,544	$2,507
Due after one year through five years	19,725	19,578	20,278	20,038
Due after five years through ten years	101,460	101,247	90,667	90,926
Due after ten years	66,449	66,170	80,099	79,627
Varying maturities	17,458	17,757	17,082	17,407
Totals	$208,041	$207,660	$210,670	$210,505

The following table sets forth the carrying value, cost or amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$29,469	$29,788	$(319)	$31,102	$31,458	$(356)
Obligations of states and political subdivisions	17,690	17,250	440	17,572	17,255	317
Utilities and telecom	19,527	17,622	1,905	19,635	17,624	2,011
Financial services	58,068	55,976	2,092	62,684	61,141	1,543
Other business – diversified	48,570	49,635	(1,065)	57,663	58,732	(1,069)
Other consumer – diversified	58,118	48,842	9,276	42,271	35,748	6,523
Other investments	12,999	12,999	-	13,250	13,250	-
Investments	$244,441	$232,112	$12,329	$244,177	$235,208	$8,969

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,307	$513	$-	$-	$20,307	$513
Obligations of states and political subdivisions	7,869	184	-	-	7,869	184
Corporate securities	54,440	1,982	20,538	2,531	74,978	4,513
Total temporarily impaired securities	$82,616	$2,679	$20,538	$2,531	$103,154	$5,210

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,494	$553	$-	$-	$23,494	$553
Obligations of states and political subdivisions	8,747	308	-	-	8,747	308
Corporate securities	59,404	2,124	20,587	2,556	79,991	4,680
Total temporarily impaired securities	$91,645	$2,985	$20,587	$2,556	$112,232	$5,541

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

As of March 31, 2017, there were seventy-one securities in an unrealized loss position, which primarily included certain of the Company’s investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,246 related to investments in fixed maturities of eight different issuers, all related to the oil and gas industry. The oil and gas companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing their capital and liquidity positions.  Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analyses of the publicly available financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2017.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2017 and December 31, 2016, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,302 and $1,264, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$206,739		$1,302	(1)	$208,041
Equity securities	18,114	5,287	(1)	-		23,401
Cash equivalents	10,678	-		-		10,678
Total	$28,792	$212,026		$1,302		$242,120

(1)	All underlying securities are financial service industry related.

     As of December 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$209,406		$1,264	(1)	$210,670
Equity securities	15,153	5,104	(1)	-		20,257
Cash equivalents	9,811	-		-		9,811
Total	$24,964	$214,510		$1,264		$240,738

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2017 and 2016.

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	$1,302

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	$2,300

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

The following table is a summary of realized investment gains (losses) for the three month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Gross gains	$931	$822
Gross losses	(48)	(70)
Realized investment gains, net	$883	$752

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2017 and December 31, 2016.

		March 31, 2017		December 31, 2016
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$10,678	$10,678	$13,252	$13,252
Fixed maturities	(1)	208,041	208,041	210,670	210,670
Equity securities	(1)	23,401	23,401	20,257	20,257
Other invested assets	Level 3	9,542	9,542	9,709	9,709
Policy loans	Level 2	2,181	2,181	2,265	2,265
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Three Months Ended March 31,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,556	$51,200
Less: Reinsurance recoverable on unpaid losses	(9,806)	(11,639)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	39,750	39,561

Incurred related to:
Current accident year	8,806	8,488
Prior accident year development (1)	(522)	(574)
Total incurred	8,284	7,914

Paid related to:
Current accident year	2,312	1,701
Prior accident years	5,836	8,708
Total paid	8,148	10,409
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	39,886	37,066
Plus: Reinsurance recoverable on unpaid losses	9,011	8,915
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$48,897	$45,981

(1)
In establishing property and casualty reserves, the Company initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable.  Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available.  However, as a result, the Company generally experiences reserve redundancies when analyzing the development of prior year losses in a current period.

Medicare Supplement Insurance Products	Three Months Ended March 31,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$11,263	$10,547
Less: Reinsurance recoverable on unpaid losses	(990)	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	10,273	10,547

Incurred related to:
Current accident year	18,035	14,908
Prior accident year development	241	(306)
Total incurred	18,276	14,602

Paid related to:
Current accident year	8,797	7,424
Prior accident years	8,354	7,753
Total paid	17,151	15,177
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	11,398	9,972
Plus: Reinsurance recoverable on unpaid losses	1,819	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$13,217	$9,972

Other Life and Health Insurance Products	Three Months Ended March 31,
	2017		2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,743		$2,123
Less: Reinsurance recoverable on unpaid losses	-		-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,743		2,123

Incurred related to:
Current accident year	1,527		1,684
Prior accident year development	653	(2)	48
Total incurred	2,180		1,732

Paid related to:
Current accident year	1,056		946
Prior accident years	1,221		1,189
Total paid	2,277		2,135
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,646		1,720
Plus: Reinsurance recoverable on unpaid losses	-		-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,646		$1,720

(2)
The prior accident year development for other life and health insurance products was primarily due to poor morbidity and mortality.  Although the determination of the unfavorable development is subject to variability due to the lower volume of other life and health business and therefore a lower credibility of claims, influenza, the usual driver of elevated morbidity and mortality in winter, was significantly higher than in the previous year and ultimately had an unfavorable effect on the Company’s loss patterns.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2017	2016
Total incurred losses	$28,740	$24,248
Cash surrender value and matured endowments	483	307
Benefit reserve changes	774	270
Total insurance benefits and losses incurred	$29,997	$24,825

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2017 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2017	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance March 31, 2017	$18,042	$15,696
Net balance December 31, 2016	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended March 31, 2017
	Loss	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(221)	20,432
Less preferred stock dividends	(99)	-
Net loss applicable to common shareholders	$(320)	20,432	$(.02)

	Three Months Ended March 31, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$898	20,406
Less preferred stock dividends	(99)	-
Net income applicable to common shareholders	$799	20,406	$.04

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2017	2016
Federal income tax provision at statutory rate of 35%	$(121)	$482
Dividends-received deduction	(24)	(22)
Other permanent differences	19	18
Income tax expense (benefit)	$(126)	$478

The components of income tax expense (benefit) were:

	Three Months Ended March 31,
	2017	2016
Current – Federal	$-	$-
Deferred – Federal	(126)	478
Total	$(126)	$478

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2017 and 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

Note 9.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 10.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before income taxes for each business unit for the three month periods ended March 31, 2017 and 2016.

Revenues	Three Months Ended March 31,
	2017	2016
American Southern	$14,301	$14,811
Bankers Fidelity	29,537	26,839
Corporate and Other	21	97
Total revenue	$43,859	$41,747

Income (Loss) Before Income Taxes	Three Months Ended March 31,
	2017	2016
American Southern	$2,150	$2,231
Bankers Fidelity	(835)	998
Corporate and Other	(1,662)	(1,853)
Income (loss) before income taxes	$(347)	$1,376

Note 11.	Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of March 31, 2017 and December 31, 2016, and the changes in the balance of that component thereof during the three month period ended March 31, 2017, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2016	$5,830
Other comprehensive income before reclassifications	2,758
Amounts reclassified from accumulated other comprehensive income	(574)
Net current period other comprehensive income	2,184
Balance, March 31, 2017	$8,014

Note 12.	Related Party Transactions

For the three month period ended March 31, 2017, Gray Television, Inc., a related party, paid the Company approximately $145 in premiums related to a group accident plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2017. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three month period ended March 31, 2017, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2017 and the comparable period in 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Insurance premiums	$40,782	$38,458
Investment income	2,159	2,507
Realized investment gains, net	883	752
Other income	35	30
Total revenue	43,859	41,747
Insurance benefits and losses incurred	29,997	24,825
Commissions and underwriting expenses	10,614	11,827
Other expense	3,186	3,346
Interest expense	409	373
Total benefits and expenses	44,206	40,371
Income (loss) before income taxes	$(347)	$1,376
Net income (loss)	$(221)	$898

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income (loss), and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” operating results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized investment gains, which are not a part of the Company’s primary operations and are, to a limited extent, subject to discretion in terms of timing of realization).

A reconciliation of net income (loss) to operating income (loss) for the three month period ended March 31, 2017 and the comparable period in 2016 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2017	2016
	(In thousands)
Net income (loss)	$(221)	$898
Income tax expense (benefit)	(126)	478
Realized investment gains, net	(883)	(752)
Operating income (loss)	$(1,230)	$624

On a consolidated basis, the Company had a net loss of $0.2 million, or a loss of $0.02 per diluted share, for the three month period ended March 31, 2017, compared to net income of $0.9 million, or $0.04 per diluted share, for the three month period ended March 31, 2016. Premium revenue for the three month period ended March 31, 2017 increased $2.3 million, or 6.0%, to $40.8 million. The increase in premium revenue was primarily attributable to an increase in Medicare supplement business.  Operating income decreased $1.9 million in the three month period ended March 31, 2017 from the comparable period of 2016.  The decrease in operating income was primarily due to adverse loss experience in the life and health operations.  Also contributing to the decrease in operating income for the three month period ended March 31, 2017 was a decrease in investment income attributable not only to a decrease in the average yield on the Company’s investments in fixed maturities but also a $0.2 million loss from the equity in earnings from investments in real estate partnerships.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2017 and the comparable period in 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Gross written premiums	$7,297	$6,537
Ceded premiums	(1,149)	(1,177)
Net written premiums	$6,148	$5,360
Net earned premiums	$13,091	$13,725
Net loss and loss adjustment expenses	8,284	7,914
Underwriting expenses	3,867	4,666
Underwriting income	$940	$1,145
Loss ratio	63.3%	57.7%
Expense ratio	29.5	34.0
Combined ratio	92.8%	91.7%

Gross written premiums at American Southern increased $0.8 million, or 11.6%, during the three month period ended March 31, 2017 over the comparable period in 2016.  The increase in gross written premiums was primarily attributable to a premium refund of $0.5 million in the automobile liability line of business during the three month period ended March 31, 2016 that did not recur in the comparable period of 2017.  Also contributing to the increase in gross written premiums was an increase in automobile liability business from a private passenger automobile program.

Ceded premiums decreased slightly during the three month period ended March 31, 2017 from the comparable period in 2016 due primarily to a decrease in the related earned premiums.  As American Southern’s ceded premiums are determined as a percentage of earned premiums, ceded premiums generally increase or decrease when earned premiums increase or decrease.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2017 and the comparable period in 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Automobile liability	$7,328	$6,802
Automobile physical damage	2,244	2,671
General liability	730	770
Surety	2,086	2,488
Other lines	703	994
Total	$13,091	$13,725

Net earned premiums decreased $0.6 million, or 4.6%, during the three month period ended March 31, 2017 from the comparable period in 2016.  The decrease in net earned premiums was primarily attributable to decreases in automobile physical damage and surety earned premiums resulting from decreased business writings in 2016.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $0.4 million, or 4.7%, during the three month period ended March 31, 2017 over the comparable period in 2016.  As a percentage of earned premiums, net loss and loss adjustment expenses were 63.3% in the three month period ended March 31, 2017, compared to 57.7% in the three month period ended March 31, 2016.  The increase in the loss ratio was primarily due to a $0.5 million loss recovery in the surety line of business and favorable loss experience in the general liability line of business during the three month period ended March 31, 2016 that did not recur in the comparable period of 2017.  Partially offsetting the increase in the loss ratio during the three month period ended March 31, 2017 was more favorable loss experience in the automobile liability and automobile physical damage lines of business.

Underwriting expenses decreased $0.8 million, or 17.1%, during the three month period ended March 31, 2017 from the comparable period in 2016.  As a percentage of earned premiums, underwriting expenses were 29.5% in the three month period ended March 31, 2017, compared to 34.0% in the three month period ended March 31, 2016.  The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During the three month period ended March 31, 2017, variable commissions at American Southern decreased $0.4 million from the comparable period in 2016 due to unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2017 and the comparable period in 2016:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Medicare supplement	$23,851	$20,904
Other health products	1,464	1,369
Life insurance	2,376	2,460
Total earned premiums	27,691	24,733
Insurance benefits and losses	21,713	16,911
Underwriting expenses	8,658	8,930
Total expenses	30,371	25,841
Underwriting loss	$(2,680)	$(1,108)
Loss ratio	78.4%	68.4%
Expense ratio	31.3	36.1
Combined ratio	109.7%	104.5%

Premium revenue at Bankers Fidelity increased $3.0 million, or 12.0%, during the three month period ended March 31, 2017 over the comparable period in 2016.  Premiums from the Medicare supplement line of business increased $2.9 million, or 14.1%, during the three month period ended March 31, 2017, due primarily to successful execution of new business generating strategies with both new and existing agents.  Other health product premiums increased $0.1 million, or 6.9%, during the same comparable period, primarily as a result of new sales of the company’s disability income products. Premiums from the life insurance line of business decreased $0.1 million, or 3.4%, during the three month period ended March 31, 2017 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  During the fourth quarter of 2016, Bankers Fidelity entered into a reinsurance agreement to moderate statutory capital requirements related to premium growth in the Medicare supplement line of business.  Medicare supplement premiums ceded under the reinsurance agreement were approximately $3.9 million in the three month period ended March 31, 2017.

Benefits and losses increased $4.8 million, or 28.4%, during the three month period ended March 31, 2017 over the comparable period in 2016.  As a percentage of earned premiums, benefits and losses were 78.4% in the three month period ended March 31, 2017, compared to 68.4% in the three month period ended March 31, 2016.  The increase in the loss ratio was primarily attributable to adverse loss experience in the Medicare supplement line of business.  Beginning late in 2016 and continuing throughout the three month period ended March 31, 2017, Bankers Fidelity experienced significantly increased levels of mortality and morbidity across all lines of business which had an unfavorable effect on the company’s loss patterns and increased the resultant quarterly loss ratio.

Underwriting expenses decreased $0.3 million, or 3.0%, during the three month period ended March 31, 2017 from the comparable period in 2016.  As a percentage of earned premiums, underwriting expenses were 31.3% in the three month period ended March 31, 2017, compared to 36.1% in the three month period ended March 31, 2016.  The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement described above, which reimbursed the company for a portion of its indirect underwriting expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.3 million, or 13.9%, during the three month period ended March 31, 2017 from the comparable period in 2016.  The decrease in investment income was attributable not only to a decrease in the average yield on the Company’s investments in fixed maturities but also a $0.2 million loss from the equity in earnings from investments in real estate partnerships.

The Company had net realized investment gains of $0.9 million during the three month period ended March 31, 2017, compared to net realized investment gains of $0.8 million in the three month period ended March 31, 2016.  The net realized investment gains in the three month period ended March 31, 2017 resulted from the disposition of several of the Company’s investments in fixed maturities.  The net realized investment gains in the three month period ended March 31, 2016 was primarily due to a $0.6 million gain from the sale of property held within one of the Company’s real estate partnership investments.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended March 31, 2017 over the comparable period in 2016.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.4 million, or 9.0%, during the three month period ended March 31, 2017 from the comparable period in 2016.  The decrease in other expenses was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company's indirect underwriting expenses; a $0.4 million decrease in the variable commission accrual in the property and casualty operations; and a $0.3 million decrease in incentive compensation accruals from the comparable 2016 period due to the Company's recent operating performance. On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 33.8% in the three month period ended March 31, 2017 from 39.5% in the three month period ended March 31, 2016.  The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month periods ended March 31, 2017 and 2016 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2017, the Parent had approximately $21.8 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $0.4 million for the three month period ended March 31, 2017 compared to statutory net income of $3.3 million for the three month period ended March 31, 2016.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2017, American Southern had $42.3 million of statutory surplus and Bankers Fidelity had $31.0 million of statutory surplus. In 2017, dividend payments by the Parent’s insurance subsidiaries in excess of $5.7 million would require prior approval.  Through March 31, 2017, the Parent received dividends of $1.2 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2017, the effective interest rate was 5.12%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2017, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2017, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $13.3 million at December 31, 2016 to $10.7 million at March 31, 2017. The decrease in cash and cash equivalents during the three month period ended March 31, 2017 was primarily attributable to net cash used in operating activities of $6.1 million, additions to property and equipment of $0.1 million and the purchase of shares for treasury for $0.1 million.  Partially offsetting the decrease in cash and cash equivalents was a $3.8 million increase resulting from the sale and maturity of securities exceeding investment purchases.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and other filings made by the Company from time to time with the Securities and Exchange Commission.  In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2016, the Board of Directors of the Company approved a plan that allows for the repurchase of up to 750,000 shares of the Company's common stock (the "Repurchase Plan") on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company.  Any such repurchases can be made from time to time in accordance with applicable securities laws and other requirements.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2017	12,439	$4.04	12,439	720,069
February 1 – February 28, 2017	5,600	3.93	5,600	714,469
March 1 – March 31, 2017	8,478	3.88	8,478	705,991
Total	26,517	$3.97	26,517

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 12, 2017	By:	/s/ John G. Sample, Jr.
John G. Sample, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase