Form 10-Q
period 2017-06-30
ATLANTIC AMERICAN CORP
filed 2017-08-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on August 4, 2017 was 20,464,423.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$12,644	$13,252
Investments:
Fixed maturities (cost: $205,923 and $210,505)	208,477	210,670
Common and non-redeemable preferred stocks (cost: $10,918 and $11,453)	19,473	20,257
Other invested assets (cost: $9,308 and $9,709)	9,308	9,709
Policy loans	2,130	2,265
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	240,664	244,177
Receivables:
Reinsurance	15,305	11,703
Insurance premiums and other (net of allowance for doubtful accounts: $238 and $280)	24,998	12,581
Deferred income taxes, net	-	160
Deferred acquisition costs	31,256	28,975
Other assets	5,330	5,208
Intangibles	2,544	2,544
Total assets	$332,741	$318,600

LIABILITIES AND SHAREHOLDERS' EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$77,885	$74,843
Unearned premiums	32,187	23,208
Losses and claims	65,055	62,562
Other policy liabilities	1,653	2,066
Total insurance reserves and policyholder funds	176,780	162,679
Accounts payable and accrued expenses	14,562	16,677
Deferred income taxes, net	125	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	225,205	213,094

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,401,760 and 20,446,705	22,401	22,401
Additional paid-in capital	57,123	57,114
Retained earnings	27,904	27,272
Accumulated other comprehensive income	7,221	5,830
Unearned stock grant compensation	(245)	(428)
Treasury stock, at cost: 1,999,134 and 1,954,189 shares	(6,923)	(6,738)
Total shareholders' equity	107,536	105,506
Total liabilities and shareholders' equity	$332,741	$318,600

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Insurance premiums	$40,120	$39,122	$80,902	$77,580
Investment income	2,085	2,563	4,244	5,070
Realized investment gains, net	1,396	132	2,279	884
Other income	31	37	66	67
Total revenue	43,632	41,854	87,491	83,601

Benefits and expenses:
Insurance benefits and losses incurred	27,032	26,922	57,029	51,747
Commissions and underwriting expenses	11,010	10,954	21,624	22,781
Interest expense	424	385	833	758
Other expense	2,981	3,236	6,167	6,582
Total benefits and expenses	41,447	41,497	85,653	81,868
Income before income taxes	2,185	357	1,838	1,733
Income tax expense	725	116	599	594
Net income	1,460	241	1,239	1,139
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income applicable to common shareholders	$1,360	$141	$1,040	$940

Earnings per common share (basic and diluted)	$.07	$.01	$.05	$.05

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,460	$241	$1,239	$1,139
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	176	6,456	4,419	8,712
Related income tax effect	(62)	(2,259)	(1,547)	(3,049)
Less: reclassification adjustment for net realized gains included in net income (1)	(1,396)	(132)	(2,279)	(884)
Related income tax effect (2)	489	46	798	309
Total other comprehensive income, net of tax	(793)	4,111	1,391	5,088
Total comprehensive income	$667	$4,352	$2,630	$6,227

(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying condensed consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying condensed consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2017	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net income	-	-	-	1,239	-	-	-	1,239
Other comprehensive income, net of tax	-	-	-	-	1,391	-	-	1,391
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Amortization of unearned compensation	-	-	-	-	-	183	-	183
Purchase of shares for treasury	-	-	-	-	-	-	(191)	(191)
Issuance of shares under stock plans	-	-	9	-	-	-	6	15
Balance, June 30, 2017	$55	$22,401	$57,123	$27,904	$7,221	$(245)	$(6,923)	$107,536

Six Months Ended June 30, 2016
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	1,139	-	-	-	1,139
Other comprehensive income, net of tax	-	-	-	-	5,088	-	-	5,088
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Restricted stock grants	-	-	398	-	-	(639)	241	-
Amortization of unearned compensation	-	-	-	-	-	366	-	366
Purchase of shares for treasury	-	-	-	-	-	-	(458)	(458)
Issuance of shares under stock plans	-	-	18	-	-	-	11	29
Balance, June 30, 2016	$55	$22,401	$57,039	$25,975	$9,672	$(546)	$(6,547)	$108,049

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,239	$1,139
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	6,076	4,744
Acquisition costs deferred	(8,357)	(5,077)
Realized investment gains, net	(2,279)	(884)
Compensation expense related to share awards	183	366
Depreciation and amortization	793	577
Deferred income tax (benefit) expense	(464)	4
Increase in receivables, net	(14,648)	(6,892)
Increase in insurance reserves	14,101	-
Decrease in other liabilities	(2,314)	(2,009)
Other, net	(90)	19
Net cash used in operating activities	(5,760)	(8,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	37,271	24,313
Proceeds from investments matured, called or redeemed	8,034	7,678
Investments purchased	(39,487)	(24,522)
Additions to property and equipment	(82)	(273)
Net cash provided by investing activities	5,736	7,196

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	15	29
Purchase of shares for treasury	(191)	(458)
Net cash used in financing activities	(584)	(837)

Net decrease in cash and cash equivalents	(608)	(1,654)
Cash and cash equivalents at beginning of period	13,252	15,622
Cash and cash equivalents at end of period	$12,644	$13,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$827	$751
Cash paid for income taxes	$100	$300

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the "Parent") and its subsidiaries (collectively with the Parent, the "Company").  The Parent's primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as "American Southern") and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as "Bankers Fidelity") operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company's consolidated financial statements, and the notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.  The Company's financial condition and results of operations and cash flows as of and for the three month and six month periods ended June 30, 2017 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2017 or for any other future period.

The Company's significant accounting policies have not changed materially from those set out in the Company's 2016 Annual Report.

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

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and related classification on the statement of cash flows.  The guidance requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively.  The Company adopted ASU 2016-09 as of January 1, 2017.  Adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"). This guidance eliminates the requirement to retroactively adopt the equity method of accounting when an investment qualifies for the use of the equity method as a result of an increase in the level of ownership or degree of influence.  Under ASU 2016-07, the equity method investor is required to add the cost of acquiring the additional interest in the investee to the current basis of the previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The Company adopted ASU 2016-07 as of January 1, 2017.  Adoption of ASU 2016-07 did not have an impact on the Company's consolidated financial statements.

Future Adoption of New Accounting Standards

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities ("ASU 2017-08"). This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date.  Under current GAAP, premiums and discounts on callable securities generally are amortized to the maturity date.  ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, although earlier adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Note 3.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company's investments, aggregated by type and industry, as of June 30, 2017 and December 31, 2016.

Investments were comprised of the following:

	June 30, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,131	$239	$383	$31,275
Obligations of states and political subdivisions	17,907	708	47	17,246
Corporate securities:
Utilities and telecom	20,235	1,643	34	18,626
Financial services	51,935	2,315	488	50,108
Other business – diversified	42,738	1,007	1,840	43,571
Other consumer – diversified	44,339	561	1,127	44,905
Total corporate securities	159,247	5,526	3,489	157,210
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	208,477	6,473	3,919	205,923
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,340	376	-	964
Financial services	5,606	823	-	4,783
Other business – diversified	254	207	-	47
Other consumer – diversified	12,273	7,149	-	5,124
Total equity securities	19,473	8,555	-	10,918
Other invested assets	9,308	-	-	9,308
Policy loans	2,130	-	-	2,130
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$240,664	$15,028	$3,919	$229,555

	December 31, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$197	$553	$31,458
Obligations of states and political subdivisions	17,572	625	308	17,255
Corporate securities:
Utilities and telecom	18,034	1,462	88	16,660
Financial services	57,282	1,880	911	56,313
Other business – diversified	57,419	1,071	2,337	58,685
Other consumer – diversified	29,069	471	1,344	29,942
Total corporate securities	161,804	4,884	4,680	161,600
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	210,670	5,706	5,541	210,505
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,601	637	-	964
Financial services	5,402	574	-	4,828
Other business – diversified	244	197	-	47
Other consumer – diversified	13,010	7,396	-	5,614
Total equity securities	20,257	8,804	-	11,453
Other invested assets	9,709	-	-	9,709
Policy loans	2,265	-	-	2,265
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$244,177	$14,510	$5,541	$235,208

Bonds having an amortized cost of $11,225 and $11,435 and included in the tables above were on deposit with insurance regulatory authorities at June 30, 2017 and December 31, 2016, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company's investments in fixed maturities at June 30, 2017 and December 31, 2016 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017		December 31, 2016
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,425	$1,417	$2,544	$2,507
Due after one year through five years	17,305	17,520	20,278	20,038
Due after five years through ten years	93,076	91,886	90,667	90,926
Due after ten years	77,645	75,941	80,099	79,627
Varying maturities	19,026	19,159	17,082	17,407
Totals	$208,477	$205,923	$210,670	$210,505

The following table sets forth the carrying value, cost or amortized cost, and net unrealized gains (losses) of the Company's investments aggregated by industry as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,131	$31,275	$(144)	$31,102	$31,458	$(356)
Obligations of states and political subdivisions	17,907	17,246	661	17,572	17,255	317
Utilities and telecom	21,575	19,590	1,985	19,635	17,624	2,011
Financial services	57,541	54,891	2,650	62,684	61,141	1,543
Other business – diversified	42,992	43,618	(626)	57,663	58,732	(1,069)
Other consumer – diversified	56,804	50,221	6,583	42,271	35,748	6,523
Other investments	12,714	12,714	-	13,250	13,250	-
Investments	$240,664	$229,555	$11,109	$244,177	$235,208	$8,969

The following tables present the Company's unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,003	$383	$-	$-	$22,003	$383
Obligations of states and political subdivisions	4,980	47	-	-	4,980	47
Corporate securities	39,973	1,324	16,954	2,165	56,927	3,489
Total temporarily impaired securities	$66,956	$1,754	$16,954	$2,165	$83,910	$3,919

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,494	$553	$-	$-	$23,494	$553
Obligations of states and political subdivisions	8,747	308	-	-	8,747	308
Corporate securities	59,404	2,124	20,587	2,556	79,991	4,680
Total temporarily impaired securities	$91,645	$2,985	$20,587	$2,556	$112,232	$5,541

The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer's financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management's intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer's continued satisfaction of its obligations in accordance with their contractual terms, and management's expectation as to the issuer's ability and intent to continue to do so, as well as ratings actions that may affect the issuer's credit status.

As of June 30, 2017, there were sixty-one securities in an unrealized loss position which primarily included certain of the Company's investments in fixed maturities within the other diversified business, other diversified consumer and financial services sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,292 related to investments in fixed maturities of six different issuers, all related to the oil and gas industry. The oil and gas companies represent a diversified group of businesses which include, among others, refiners, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing and modifying their capital and liquidity positions.  Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analyses of the publicly available financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company's expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company's evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2017.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1
Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company's financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company's financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers.  Prices for the majority of the Company's Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company's financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2017 and December 31, 2016, the value of the Company's fixed maturities valued using Level 3 criteria was $1,332 and $1,264, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$207,145		$1,332	(1)	$208,477
Equity securities	14,098	5,375	(1)	-		19,473
Cash equivalents	12,644	-		-		12,644
Total	$26,742	$212,520		$1,332		$240,594

(1)	All underlying securities are financial service industry related.

As of December 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$209,406		$1,264	(1)	$210,670
Equity securities	15,153	5,104	(1)	-		20,257
Cash equivalents	9,811	-		-		9,811
Total	$24,964	$214,510		$1,264		$240,738

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company's financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2017 and 2016.

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	1,302
Total unrealized gains included in other comprehensive income	30
Balance, June 30, 2017	$1,332

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	2,300
Total unrealized gains included in other comprehensive income	68
Balance, June 30, 2016	$2,368

The Company's fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows (based on current cash flows) discounted at reasonable estimated rates of interest.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

The following table is a summary of realized investment gains (losses) for the three month and six month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross gains	$1,409	$132	$2,340	$954
Gross losses	(13)	-	(61)	(70)
Realized investment gains, net	$1,396	$132	$2,279	$884

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company's financial instruments as of June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$12,644	$12,644	$13,252	$13,252
Fixed maturities	(1)	208,477	208,477	210,670	210,670
Equity securities	(1)	19,473	19,473	20,257	20,257
Other invested assets	Level 3	9,308	9,308	9,709	9,709
Policy loans	Level 2	2,130	2,130	2,265	2,265
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Six Months Ended June 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,556	$51,200
Less: Reinsurance recoverable on unpaid losses	(9,806)	(11,639)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	39,750	39,561

Incurred related to:
Current accident year	17,306	17,721
Prior accident year development (1)	(1,090)	(990)
Total incurred	16,216	16,731

Paid related to:
Current accident year	5,631	5,347
Prior accident years	10,065	13,518
Total paid	15,696	18,865
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	40,270	37,427
Plus: Reinsurance recoverable on unpaid losses	10,027	8,515
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$50,297	$45,942

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

Medicare Supplement Insurance Products	Six Months Ended June 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$11,263	$10,547
Less: Reinsurance recoverable on unpaid losses	(990)	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	10,273	10,547

Incurred related to:
Current accident year	33,674	30,336
Prior accident year development	587	(637)
Total incurred	34,261	29,699

Paid related to:
Current accident year	24,301	21,370
Prior accident years	9,706	8,918
Total paid	34,007	30,288
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	10,527	9,958
Plus: Reinsurance recoverable on unpaid losses	2,746	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$13,273	$9,958

Other Life and Health Insurance Products	Six Months Ended June 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,743	$2,123
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,743	2,123

Incurred related to:
Current accident year	3,995	3,904
Prior accident year development	(44)	(206)
Total incurred	3,951	3,698

Paid related to:
Current accident year	2,685	2,602
Prior accident years	1,524	1,450
Total paid	4,209	4,052
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,485	1,769
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,485	$1,769

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2017	2016
Total incurred losses	$54,428	$50,128
Cash surrender value and matured endowments	817	694
Benefit reserve changes	1,784	925
Total insurance benefits and losses incurred	$57,029	$51,747

Note 6.	Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities ("Trust Preferred Securities") representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto.

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2017 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2017	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance June 30, 2017	$18,042	$15,696
Net balance December 31, 2016	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended June 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,460	20,412
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$1,360	20,412	$.07

	Three Months Ended June 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$241	20,454
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$141	20,454	$.01

	Six Months Ended June 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,239	20,422
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	$1,040	20,422	$.05

	Six Months Ended June 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,139	20,430
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	$940	20,430	$.05

The assumed conversion of the Company's Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Federal income tax provision at statutory rate of 35%	$764	$125	$643	$607
Dividends-received deduction	(24)	(24)	(48)	(46)
Small life insurance company deduction	(30)	-	(30)	-
Other permanent differences	15	15	34	33
Income tax expense	$725	$116	$599	$594

The components of income tax expense were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Current - Federal	$1,063	$590	$1,063	$590
Deferred - Federal	(338)	(474)	(464)	4
Total	$725	$116	$599	$594

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2017 resulted from the dividends-received deduction ("DRD") and the small life insurance company deduction ("SLD").  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company's taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income ("LICTI").  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2016 resulted from the DRD.

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

The Parent's primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income before income taxes for each business unit for the three month and six month periods ended June 30, 2017 and 2016.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
American Southern	$14,054	$14,820	$28,355	$29,631
Bankers Fidelity	28,559	26,883	58,096	53,722
Corporate and Other	1,019	151	1,040	248
Total revenue	$43,632	$41,854	$87,491	$83,601

Income Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
American Southern	$1,931	$1,885	$4,081	$4,116
Bankers Fidelity	623	(51)	(212)	947
Corporate and Other	(369)	(1,477)	(2,031)	(3,330)
Income before income taxes	$2,185	$357	$1,838	$1,733

Note11.	Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of June 30, 2017 and December 31, 2016, and the changes in the balance of that component during the six month period ended June 30, 2017, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2016	$5,830
Other comprehensive income before reclassifications	2,872
Amounts reclassified from accumulated other comprehensive income	(1,481)
Net current period other comprehensive income	1,391
Balance, June 30, 2017	$7,221

Note 12.	Related Party Transactions

For the six month period ended June 30, 2017, Gray Television, Inc., a related party, paid the Company approximately $296 in premiums related to a group accident plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the financial condition and results of operations of Atlantic American Corporation ("Atlantic American" or the "Parent") and its subsidiaries (collectively with the Parent, the "Company") as of and for the three month and six month periods ended June 30, 2017. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as "American Southern") and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as "Bankers Fidelity").  Each operating company is managed separately, offers different products and is evaluated on its individual performance.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company's critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. During the six month period ended June 30, 2017, there were no changes to the critical accounting policies or related estimates from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Overall Corporate Results

The following presents the Company's revenue, expenses and net income for the three month and six month periods ended June 30, 2017 and the comparable periods in 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Insurance premiums	$40,120	$39,122	$80,902	$77,580
Investment income	2,085	2,563	4,244	5,070
Realized investment gains, net	1,396	132	2,279	884
Other income	31	37	66	67
Total revenue	43,632	41,854	87,491	83,601
Insurance benefits and losses incurred	27,032	26,922	57,029	51,747
Commissions and underwriting expenses	11,010	10,954	21,624	22,781
Other expense	2,981	3,236	6,167	6,582
Interest expense	424	385	833	758
Total benefits and expenses	41,447	41,497	85,653	81,868
Income before income taxes	$2,185	$357	$1,838	$1,733
Net income	$1,460	$241	$1,239	$1,139

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income (loss), and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the "core" operating results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company's operational results (such as any realized investment gains, which are not a part of the Company's primary operations and are, to a limited extent, subject to discretion in terms of timing of realization).

A reconciliation of net income to operating income (loss) for the three month and six month periods ended June 30, 2017 and the comparable periods in 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2017	2016	2017	2016
	(In thousands)
Net income	$1,460	$241	$1,239	$1,139
Income tax expense	725	116	599	594
Realized investment gains, net	(1,396)	(132)	(2,279)	(884)
Operating income (loss)	$789	$225	$(441)	$849

On a consolidated basis, the Company had net income of $1.5 million, or $0.07 per diluted share, for the three month period ended June 30, 2017, compared to net income of $0.2 million, or $0.01 per diluted share, for the three month period ended June 30, 2016.  The Company had net income of $1.2 million, or $0.05 per diluted share, for the six month period ended June 30, 2017, compared to net income of $1.1 million, or $0.05 per diluted share, for the six month period ended June 30, 2016.  Premium revenue for the three month period ended June 30, 2017 increased $1.0 million, or 2.6%, to $40.1 million from $39.1 million in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, premium revenue increased $3.3 million, or 4.3%, to $80.9 million from $77.6 million in the comparable 2016 period.  The increase in premium revenue for the three month and six month periods ended June 30, 2017 was primarily attributable to an increase in Medicare supplement business in the life and health operations.  The increase in net income for the three month and six month periods ended June 30, 2017 was due primarily to an increase in realized investment gains.  Operating income increased $0.6 million in the three month period ended June 30, 2017, and decreased $1.3 million during the six month period ended June 30, 2017, from the comparable periods in 2016.  The increase in operating income for the three month period ended June 30, 2017 was primarily due to more favorable loss experience in both the property and casualty and life and health operations.  Partially offsetting the increase in operating income for the three month period ended June 30, 2017 was a decrease in investment income attributable to a decrease in the average yield on the Company's investments in fixed maturities and a loss from the equity in earnings from investments in real estate partnerships.  The decrease in operating income for the six month period ended June 30, 2017 was primarily attributable to adverse loss experience in the life and health operations during the first quarter of 2017.  Also contributing to the decrease in operating income for the six month period ended June 30, 2017 was the decrease in investment income discussed previously.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern's premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2017 and the comparable periods in 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross written premiums	$29,688	$28,525	$36,985	$35,062
Ceded premiums	(1,205)	(1,158)	(2,354)	(2,335)
Net written premiums	$28,483	$27,367	$34,631	$32,727
Net earned premiums	$13,131	$13,767	$26,222	$27,492
Net loss and loss adjustment expenses	7,932	8,817	16,216	16,731
Underwriting expenses	4,191	4,118	8,058	8,784
Underwriting income	$1,008	$832	$1,948	$1,977
Loss ratio	60.4%	64.0%	61.8%	60.9%
Expense ratio	31.9	29.9	30.7	31.9
Combined ratio	92.3%	93.9%	92.5%	92.8%

Gross written premiums at American Southern increased $1.2 million, or 4.1%, during the three month period ended June 30, 2017, and $1.9 million, or 5.5%, during the six month period ended June 30, 2017, over the comparable periods in 2016.  The increase in gross written premiums for the three month and six month periods ended June 30, 2017 was primarily attributable to an increase in automobile liability written premiums from existing programs as well as increases in automobile physical damage and surety business from two new agencies. Also contributing to the increase in gross written premiums for the six month period ended June 30, 2017 was a returned premium of $0.5 million in the automobile liability line of business during the six month period ended June 30, 2016 that did not recur in the comparable period of 2017.

Ceded premiums increased slightly during the three month and six month periods ended June 30, 2017 over the comparable periods in 2016 due primarily to a reinsurance rate increase in the automobile liability line of business.

The following presents American Southern's net earned premiums by line of business for the three month and six month periods ended June 30, 2017 and the comparable periods in 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Automobile liability	$6,804	$7,356	$14,132	$14,158
Automobile physical damage	2,629	2,493	4,873	5,164
General liability	736	757	1,466	1,527
Surety	2,241	2,302	4,327	4,790
Other lines	721	859	1,424	1,853
Total	$13,131	$13,767	$26,222	$27,492

Net earned premiums decreased $0.6 million, or 4.6%, during the three month period ended June 30, 2017, and $1.3 million, or 4.6%, during the six month period ended June 30, 2017, from the comparable periods in 2016.  The decrease in net earned premiums for the three month period ended June 30, 2017 was primarily attributable to a decrease in automobile liability earned premiums due to retrospective premium adjustments for certain accounts.  The decrease in net earned premiums for the six month period ended June 30, 2017 was primarily due to decreased writings in 2016 for automobile physical damage, surety and property lines of business.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $0.9 million, or 10.0%, during the three month period ended June 30, 2017, and $0.5 million, or 3.1%, during the six month period ended June 30, 2017, from the comparable periods in 2016.  As a percentage of earned premiums, net loss and loss adjustment expenses were 60.4% in the three month period ended June 30, 2017, compared to 64.0% in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, this ratio increased to 61.8% from 60.9% in the comparable period of 2016.  The decrease in the loss ratio for the three month period ended June 30, 2017 was primarily attributable to more favorable loss experience in the automobile liability line of business.  The slight increase in the 2017 year to date loss ratio was primarily due to a $0.5 million loss recovery in the surety line of business during the six month period ended June 30, 2016 that did not recur in the comparable period of 2017.

Underwriting expenses increased $0.1 million, or 1.8%, during the three month period ended June 30, 2017 over the three month period ended June 30, 2016, and decreased $0.7 million, or 8.3%, during the six month period ended June 30, 2017, from the comparable period in 2016.  As a percentage of earned premiums, underwriting expenses were 31.9% in the three month period ended June 30, 2017, compared to 29.9% in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, this ratio decreased to 30.7% from 31.9% in the comparable period of 2016.  The change in the expense ratio for the three month and six month periods ended June 30, 2017 was primarily due to American Southern's use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.   During the three month period ended June 30, 2017, variable commissions at American Southern increased $0.1 million over the three month period ended June 30, 2016 due to more favorable loss experience from accounts subject to variable commissions.  During the six month period ended June 30, 2017, variable commissions at American Southern decreased $0.3 million from the comparable period of 2016 due to less favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity's earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2017 and the comparable periods in 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Medicare supplement	$22,794	$21,326	$46,645	$42,230
Other health products	1,644	1,415	3,108	2,784
Life insurance	2,551	2,614	4,927	5,074
Total earned premiums	26,989	25,355	54,680	50,088
Insurance benefits and losses	19,100	18,105	40,813	35,016
Underwriting expenses	8,837	8,829	17,495	17,759
Total expenses	27,937	26,934	58,308	52,775
Underwriting loss	$(948)	$(1,579)	$(3,628)	$(2,687)
Loss ratio	70.8%	71.4%	74.6%	69.9%
Expense ratio	32.7	34.8	32.0	35.5
Combined ratio	103.5%	106.2%	106.6%	105.4%

Premium revenue at Bankers Fidelity increased $1.6 million, or 6.4%, during the three month period ended June 30, 2017, and $4.6 million, or 9.2%, during the six month period ended June 30, 2017, over the comparable periods in 2016.  Premiums from the Medicare supplement line of business increased $1.5 million, or 6.9%, during the three month period ended June 30, 2017, and $4.4 million, or 10.5%, during the six month period ended June 30, 2017, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.2 million and $0.3 million, respectively, during the same comparable periods, primarily as a result of new sales of the company's disability income and group health products. Premiums from the life insurance line of business decreased $0.1 million, or 2.4%, during the three month period ended June 30, 2017, and $0.1 million, or 2.9%, during the six month period ended June 30, 2017 from the comparable 2016 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  During the fourth quarter of 2016, Bankers Fidelity entered into a reinsurance agreement to moderate statutory capital requirements related to premium growth in the Medicare supplement line of business.  Medicare supplement premiums ceded under the reinsurance agreement in the three month and six month periods ended June 30, 2017 were approximately $7.2 million and $11.1 million, respectively.

Benefits and losses increased $1.0 million, or 5.5%, during the three month period ended June 30, 2017, and $5.8 million, or 16.6%, during the six month period ended June 30, 2017, over the comparable periods in 2016.  As a percentage of earned premiums, benefits and losses were 70.8% in the three month period ended June 30, 2017, compared to 71.4% in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, this ratio increased to 74.6% from 69.9% in the comparable period of 2016.  The slight decrease in the loss ratio for the three month period ended June 30, 2017 was primarily due to more favorable loss experience in the Medicare supplement line of business.  The increase in the loss ratio for the six month period ended June 30, 2017 was primarily attributable to adverse loss experience in the Medicare supplement line of business during the first quarter of 2017.  Beginning late in 2016 and continuing throughout the first quarter of 2017, Bankers Fidelity experienced significantly increased levels of mortality and morbidity across all lines of business which had an unfavorable effect on the company's loss patterns and increased the resultant 2017 year to date loss ratio.

Underwriting expenses increased slightly during the three month period ended June 30, 2017 over the three month period ended June 30, 2016, and decreased $0.3 million, or 1.5%, during the six month period ended June 30, 2017, from the comparable period in 2016.  As a percentage of earned premiums, underwriting expenses were 32.7% in the three month period ended June 30, 2017, compared to 34.8% in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, this ratio decreased to 32.0% from 35.5% in the comparable period of 2016.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2017 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement described above, which reimbursed the company for a portion of its indirect underwriting expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.5 million, or 18.7%, during the three month period ended June 30, 2017, and $0.8 million, or 16.3%, during the six month period ended June 30, 2017, from the comparable periods in 2016.  The decrease in investment income for the three month and six month periods ended June 30, 2017 was attributable to a decrease in the average yield on the Company's investments in fixed maturities and a loss for the 2017 quarter and year to date period of $0.2 million and $0.3 million, respectively, from the equity in earnings from investments in real estate partnerships.

The Company had net realized investment gains of $1.4 million during the three month period ended June 30, 2017, compared to net realized investment gains of $0.1 million in the three month period ended June 30, 2016.  The Company had net realized investment gains of $2.3 million during the six month period ended June 30, 2017, compared to net realized investment gains of $0.9 million in the six month period ended June 30, 2016.  The net realized investment gains in the three month and six month periods ended June 30, 2017 were primarily attributable to gains from the sale of an equity security and a number of the Company's investments in fixed maturities.  The net realized investment gains in the three month period ended June 30, 2016 resulted from the disposition of several of the Company's investments in fixed maturities.  The net realized investment gain in the six month period ended June 30, 2016 was primarily due to a $0.6 million gain from the sale of property held within one of the Company's real estate partnership investments.  Management continually evaluates the Company's investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended June 30, 2017, and $0.1 million, or 9.9%, during the six month period ended June 30, 2017, over the comparable periods in 2016.  The increase in interest expense for the three month and six month periods ended June 30, 2017 was due to an increase in the London Interbank Offered Rate ("LIBOR"), as the interest rates on the Company's outstanding junior subordinated deferrable interest debentures ("Junior Subordinated Debentures") are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.2 million, or 1.4%, during the three month period ended June 30, 2017, and $1.6 million, or 5.4%, during the six month period ended June 30, 2017, from the comparable periods in 2016.  The decrease in other expenses for the three month and six month periods ended June 30, 2017 was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company's indirect underwriting expenses; a decrease in incentive compensation accruals of $0.1 million and $0.5 million, respectively, from the comparable 2016 periods due to the Company's recent operating performance; and a $0.2 million decrease in compensation expense from stock awards.  Also contributing to the decrease in other expenses for the six month period ended June 30, 2017 was a $0.3 million decrease in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 34.9% in the three month period ended June 30, 2017 from 36.3% in the three month period ended June 30, 2016.  For the six month period ended June 30, 2017, this ratio decreased to 34.4% from 37.8% in the comparable period of 2016.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2017 was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2017 resulted from the dividends-received deduction ("DRD") and the small life insurance company deduction ("SLD").  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company's taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income ("LICTI").  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2016 resulted from the DRD.

LIQUIDITY AND CAPITAL RESOURCES

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements.  Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges.  The Company's primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets.  The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company's board of directors from time to time.  At June 30, 2017, the Parent had approximately $18.5 million of unrestricted cash and investments.

The Parent's insurance subsidiaries reported statutory net income of $0.5 million for the six month period ended June 30, 2017 compared to statutory net income of $3.4 million for the six month period ended June 30, 2016.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company's first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company's property and casualty operations may differ from the Company's results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company's life and health operations' statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent's insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2017 American Southern had $42.5 million of statutory surplus and Bankers Fidelity had $30.1 million of statutory surplus. In 2017, dividend payments by the Parent's insurance subsidiaries in excess of $5.7 million would require prior approval.  Through June 30, 2017, the Parent received dividends of $2.4 million from its subsidiaries.

The Parent provides certain administrative and other services to each of its insurance subsidiaries.  The amounts charged to and paid by the subsidiaries include reimbursements for various shared services and other expenses incurred directly on behalf of the subsidiaries by the Parent.  In addition, there is in place a formal tax-sharing agreement between the Parent and its insurance subsidiaries.  As a result of the Parent's tax loss, it is anticipated that the tax-sharing agreement will continue to provide the Parent with additional funds from profitable subsidiaries to assist in meeting its cash flow obligations.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2017, the effective interest rate was 5.25%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust's obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2017, the Company had 55,000 shares of Series D preferred stock ("Series D Preferred Stock") outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company's controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company's common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company's common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company's option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2017, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Cash and cash equivalents decreased from $13.3 million at December 31, 2016 to $12.6 million at June 30, 2017. The decrease in cash and cash equivalents during the six month period ended June 30, 2017 was primarily attributable to net cash used in operating activities of $5.8 million, additions to property and equipment of $0.1 million, dividends paid on the Company's common stock of $0.4 million and the purchase of shares for treasury for $0.2 million.  Partially offsetting the decrease in cash and cash equivalents was a $5.8 million increase resulting from the sale and maturity of securities exceeding investment purchases.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.  The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the intentional acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and may not be detected.  An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Those statements, to the extent they are not historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management's current assessments of various risks and uncertainties, as well as assumptions made in accordance with the "safe harbor" provisions of the federal securities laws.  The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q, and other filings made by the Company from time to time with the Securities and Exchange Commission.  In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2017	6,425	$4.00	6,425	699,566
May 1 – May 31, 2017	5,877	3.78	5,877	693,689
June 1 – June 30, 2017	10,105	3.78	10,105	683,584
Total	22,407	$3.85	22,407

Item 6.  Exhibits

10.1
Form of Atlantic American Corporation 2012 Equity Incentive Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.2
Form of Atlantic American Corporation 2012 Equity Incentive Plan Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 14, 2017	By:	/s/ J. Ross Franklin
J. Ross Franklin
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Title

10.1
Form of Atlantic American Corporation 2012 Equity Incentive Plan Director Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

10.2
Form of Atlantic American Corporation 2012 Equity Incentive Plan Employee Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.