Form 10-Q
period 2017-09-30
ATLANTIC AMERICAN CORP
filed 2017-11-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on November 7, 2017 was 20,439,411.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30, 2017	December 31, 2016
Cash and cash equivalents	$9,473	$13,252
Investments:
Fixed maturities (cost: $215,241 and $210,505)	217,999	210,670
Common and non-redeemable preferred stocks (cost: $10,918 and $11,453)	21,582	20,257
Other invested assets (cost: $9,167 and $9,709)	9,167	9,709
Policy loans	2,113	2,265
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	252,137	244,177
Receivables:
Reinsurance	16,871	11,703
Insurance premiums and other (net of allowance for doubtful accounts: $219 and $280)	15,572	12,581
Deferred income taxes, net	-	160
Deferred acquisition costs	32,159	28,975
Other assets	5,549	5,208
Intangibles	2,544	2,544
Total assets	$334,305	$318,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$80,015	$74,843
Unearned premiums	26,501	23,208
Losses and claims	67,184	62,562
Other policy liabilities	1,492	2,066
Total insurance reserves and policyholder funds	175,192	162,679
Accounts payable and accrued expenses	14,880	16,677
Deferred income taxes, net	975	-
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	224,785	213,094

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,453,217 and 20,446,705	22,401	22,401
Additional paid-in capital	57,420	57,114
Retained earnings	28,551	27,272
Accumulated other comprehensive income	8,725	5,830
Unearned stock grant compensation	(587)	(428)
Treasury stock, at cost: 1,947,677 and 1,954,189 shares	(7,045)	(6,738)
Total shareholders’ equity	109,520	105,506
Total liabilities and shareholders’ equity	$334,305	$318,600

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Insurance premiums	$42,094	$39,432	$122,996	$117,012
Investment income	2,136	2,453	6,380	7,523
Realized investment gains, net	539	527	2,818	1,411
Other income	29	35	95	102
Total revenue	44,798	42,447	132,289	126,048

Benefits and expenses:
Insurance benefits and losses incurred	30,417	26,955	87,446	78,702
Commissions and underwriting expenses	10,176	11,558	31,800	34,339
Interest expense	440	396	1,273	1,154
Other expense	3,134	3,221	9,301	9,803
Total benefits and expenses	44,167	42,130	129,820	123,998
Income before income taxes	631	317	2,469	2,050
Income tax expense (benefit)	(116)	168	483	762
Net income	747	149	1,986	1,288
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income applicable to common shareholders	$647	$49	$1,687	$989

Earnings per common share (basic and diluted)	$.03	$-	$.08	$.05

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$747	$149	$1,986	$1,288
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	2,852	1,842	7,271	10,554
Related income tax effect	(997)	(645)	(2,544)	(3,694)
Less: reclassification adjustment for net realized gains included in net income (1)	(539)	(527)	(2,818)	(1,411)
Related income tax effect (2)	188	185	986	494
Total other comprehensive income, net of tax	1,504	855	2,895	5,943
Total comprehensive income	$2,251	$1,004	$4,881	$7,231

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2017	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net income	-	-	-	1,986	-	-	-	1,986
Other comprehensive income, net of tax	-	-	-	-	2,895	-	-	2,895
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	293	-	-	(522)	229	-
Amortization of unearned compensation	-	-	-	-	-	363	-	363
Purchase of shares for treasury	-	-	-	-	-	-	(546)	(546)
Issuance of shares under stock plans	-	-	13	-	-	-	10	23
Balance, September 30, 2017	$55	$22,401	$57,420	$28,551	$8,725	$(587)	$(7,045)	$109,520

Nine Months Ended September 30, 2016
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	-	-	-	1,288	-	-	-	1,288
Other comprehensive income, net of tax	-	-	-	-	5,943	-	-	5,943
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	346	-	-	(556)	210	-
Amortization of unearned compensation	-	-	-	-	-	457	-	457
Purchase of shares for treasury	-	-	-	-	-	-	(565)	(565)
Issuance of shares under stock plans	-	-	26	-	-	-	17	43
Balance, September 30, 2016	$55	$22,401	$56,995	$26,024	$10,527	$(372)	$(6,679)	$108,951

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,986	$1,288
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred acquisition costs	8,696	6,764
Acquisition costs deferred	(11,880)	(7,689)
Realized investment gains, net	(2,818)	(1,411)
Compensation expense related to share awards	363	457
Depreciation and amortization	1,149	860
Deferred income tax (benefit) expense	(423)	161
Increase in receivables, net	(8,289)	(65)
Increase (decrease) in insurance reserves	12,513	(1,745)
Decrease in other liabilities	(2,096)	(644)
Other, net	(344)	(252)
Net cash used in operating activities	(1,143)	(2,276)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	52,760	48,729
Proceeds from investments matured, called or redeemed	8,982	9,247
Investments purchased	(63,346)	(58,193)
Additions to property and equipment	(101)	(335)
Net cash used in investing activities	(1,705)	(552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	23	43
Purchase of shares for treasury	(546)	(565)
Net cash used in financing activities	(931)	(930)

Net decrease in cash and cash equivalents	(3,779)	(3,758)
Cash and cash equivalents at beginning of period	13,252	15,622
Cash and cash equivalents at end of period	$9,473	$11,864

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,263	$1,142
Cash paid for income taxes	$1,400	$675

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”) operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).  The Company’s financial condition and results of operations and cash flows as of and for the three month and nine month periods ended September 30, 2017 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2017 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the Annual Report.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ( "ASU 2014-09"). ASU 2014-09 as modified provides guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior  periods or recognizing a cumulative effect for contracts in place as of adoption. Early adoption is permitted as of January 1, 2017. The Company will adopt this ASU on January 1, 2018. Based on current evaluations, the adoption is not expected to have a material impact on the Company's consolidated financial statements.

Note 3.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments, aggregated by type and industry, as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$32,426	$189	$414	$32,651
Obligations of states and political subdivisions	17,882	696	54	17,240
Corporate securities:
Utilities and telecom	20,463	1,636	76	18,903
Financial services	51,927	2,161	411	50,177
Other business – diversified	41,339	941	1,499	41,897
Other consumer – diversified	53,770	910	1,321	54,181
Total corporate securities	167,499	5,648	3,307	165,158
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	217,999	6,533	3,775	215,241
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,484	520	-	964
Financial services	5,579	796	-	4,783
Other business – diversified	275	228	-	47
Other consumer – diversified	14,244	9,120	-	5,124
Total equity securities	21,582	10,664	-	10,918
Other invested assets	9,167	-	-	9,167
Policy loans	2,113	-	-	2,113
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$252,137	$17,197	$3,775	$238,715

	December 31, 2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$197	$553	$31,458
Obligations of states and political subdivisions	17,572	625	308	17,255
Corporate securities:
Utilities and telecom	18,034	1,462	88	16,660
Financial services	57,282	1,880	911	56,313
Other business – diversified	57,419	1,071	2,337	58,685
Other consumer – diversified	29,069	471	1,344	29,942
Total corporate securities	161,804	4,884	4,680	161,600
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	210,670	5,706	5,541	210,505
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,601	637	-	964
Financial services	5,402	574	-	4,828
Other business – diversified	244	197	-	47
Other consumer – diversified	13,010	7,396	-	5,614
Total equity securities	20,257	8,804	-	11,453
Other invested assets	9,709	-	-	9,709
Policy loans	2,265	-	-	2,265
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$244,177	$14,510	$5,541	$235,208

Bonds having an amortized cost of $11,219 and $11,435 and included in the tables above were on deposit with insurance regulatory authorities at September 30, 2017 and December 31, 2016, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2017 and December 31, 2016 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017		December 31, 2016
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,415	$1,411	$2,544	$2,507
Due after one year through five years	16,612	16,795	20,278	20,038
Due after five years through ten years	104,519	103,571	90,667	90,926
Due after ten years	75,117	72,923	80,099	79,627
Varying maturities	20,336	20,541	17,082	17,407
Totals	$217,999	$215,241	$210,670	$210,505

The following table sets forth the carrying value, cost or amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$32,426	$32,651	$(225)	$31,102	$31,458	$(356)
Obligations of states and political subdivisions	17,882	17,240	642	17,572	17,255	317
Utilities and telecom	21,947	19,867	2,080	19,635	17,624	2,011
Financial services	57,506	54,960	2,546	62,684	61,141	1,543
Other business – diversified	41,614	41,944	(330)	57,663	58,732	(1,069)
Other consumer – diversified	68,206	59,497	8,709	42,271	35,748	6,523
Other investments	12,556	12,556	-	13,250	13,250	-
Investments	$252,137	$238,715	$13,422	$244,177	$235,208	$8,969

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$15,900	$188	$9,016	$226	$24,916	$414
Obligations of states and political subdivisions	2,994	17	1,978	37	4,972	54
Corporate securities	30,340	451	33,204	2,856	63,544	3,307
Total temporarily impaired securities	$49,234	$656	$44,198	$3,119	$93,432	$3,775

	December 31, 2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,494	$553	$-	$-	$23,494	$553
Obligations of states and political subdivisions	8,747	308	-	-	8,747	308
Corporate securities	59,404	2,124	20,587	2,556	79,991	4,680
Total temporarily impaired securities	$91,645	$2,985	$20,587	$2,556	$112,232	$5,541

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

As of September 30, 2017, there were sixty-three securities in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business and other diversified consumer sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $1,006 related to investments in fixed maturities of five different issuers, all related to the oil and gas industry. The oil and gas companies represent a diversified group of businesses which include, among others, exploration and production, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing and modifying their capital and liquidity positions.  Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  While these companies have generally experienced credit downgrades or may be currently under credit rating review, the Company believes that many of the downgrades are in response to external market forces and not necessarily specific credit events of any obligor which would currently indicate that an other than temporary impairment need be recorded.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analyses of the publicly available financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2017.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2017 and December 31, 2016, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,351 and $1,264, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$216,648		$1,351	(1)	$217,999
Equity securities	16,233	5,349	(1)	-		21,582
Cash equivalents	8,884	-		-		8,884
Total	$25,117	$221,997		$1,351		$248,465

(1)	All underlying securities are financial service industry related.

As of December 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$209,406		$1,264	(1)	$210,670
Equity securities	15,153	5,104	(1)	-		20,257
Cash equivalents	9,811	-		-		9,811
Total	$24,964	$214,510		$1,264		$240,738

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2017 and 2016.

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	1,302
Total unrealized gains included in other comprehensive income	30
Balance, June 30, 2017	1,332
Total unrealized gains included in other comprehensive income	19
Balance, September 30, 2017	$1,351

Fixed Maturities
Balance, December 31, 2015	$2,237
Total unrealized gains included in other comprehensive income	63
Balance, March 31, 2016	2,300
Total unrealized gains included in other comprehensive income	68
Balance, June 30, 2016	2,368
Total realized gains included in earnings	57
Total unrealized losses included in other comprehensive income	(61)
Settlements	(1,000)
Balance, September 30, 2016	$1,364

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

The following table is a summary of realized investment gains (losses) for the three month and nine month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross gains	$539	$543	$2,879	$1,497
Gross losses	-	(16)	(61)	(86)
Realized investment gains, net	$539	$527	$2,818	$1,411

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$9,473	$9,473	$13,252	$13,252
Fixed maturities	(1)	217,999	217,999	210,670	210,670
Equity securities	(1)	21,582	21,582	20,257	20,257
Other invested assets	Level 3	9,167	9,167	9,709	9,709
Policy loans	Level 2	2,113	2,113	2,265	2,265
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Nine Months Ended September 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,556	$51,200
Less: Reinsurance recoverable on unpaid losses	(9,806)	(11,639)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	39,750	39,561

Incurred related to:
Current accident year	27,359	26,534
Prior accident year development (1)	(1,480)	(1,296)
Total incurred	25,879	25,238

Paid related to:
Current accident year	9,858	9,799
Prior accident years	13,720	15,950
Total paid	23,578	25,749
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	42,051	39,050
Plus: Reinsurance recoverable on unpaid losses	9,455	9,234
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$51,506	$48,284

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

Medicare Supplement Insurance Products	Nine Months Ended September 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$11,263	$10,547
Less: Reinsurance recoverable on unpaid losses	(990)	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	10,273	10,547

Incurred related to:
Current accident year	50,733	46,295
Prior accident year development	720	(1,009)
Total incurred	51,453	45,286

Paid related to:
Current accident year	40,801	35,986
Prior accident years	10,445	9,267
Total paid	51,246	45,253
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	10,480	10,580
Plus: Reinsurance recoverable on unpaid losses	3,640	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$14,120	$10,580

Other Life and Health Insurance Products	Nine Months Ended September 30,
	2017	2016
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,743	$2,123
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,743	2,123

Incurred related to:
Current accident year	6,226	5,489
Prior accident year development	(104)	(173)
Total incurred	6,122	5,316

Paid related to:
Current accident year	4,807	4,206
Prior accident years	1,500	1,494
Total paid	6,307	5,700
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,558	1,739
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,558	$1,739

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Nine Months Ended September 30,
	2017	2016
Total incurred losses	$83,454	$75,840
Cash surrender value and matured endowments	1,167	1,037
Benefit reserve changes	2,825	1,825
Total insurance benefits and losses incurred	$87,446	$78,702

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2017 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance September 30, 2017	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance September 30, 2017	$18,042	$15,696
Net balance December 31, 2016	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes

TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings Per Common Share

A reconciliation of the numerator and denominator used in the earnings per common share calculations is as follows:

	Three Months Ended September 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$747	20,440
Less: preferred stock dividends	(100)	-
Net income applicable to common shareholders	$647	20,440	$.03

	Three Months Ended September 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$149	20,451
Less: preferred stock dividends	(100)	-
Net income applicable to common shareholders	$49	20,451	$-

	Nine Months Ended September 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,986	20,428
Less: preferred stock dividends	(299)	-
Net income applicable to common shareholders	$1,687	20,428	$.08

	Nine Months Ended September 30, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,288	20,433
Less: preferred stock dividends	(299)	-
Net income applicable to common shareholders	$989	20,433	$.05

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Federal income tax provision at statutory rate of 35%	$221	$110	$864	$717
Dividends-received deduction	(23)	(25)	(71)	(71)
Small life insurance company deduction	(313)	-	(343)	-
Other permanent differences	18	12	52	45
Adjustment for prior years’ estimates to actual	(19)	71	(19)	71
Income tax expense (benefit)	$(116)	$168	$483	$762

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Current - Federal	$(157)	$11	$906	$601
Deferred - Federal	41	157	(423)	161
Total	$(116)	$168	$483	$762

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2017 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2016 resulted from provision-to-filed return adjustments, as described below, and the DRD.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $19 and $71 in the three month and nine month periods ended September 30, 2017 and 2016, respectively.

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

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenues and income before income taxes for each business unit for the three month and nine month periods ended September 30, 2017 and 2016.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
American Southern	$15,047	$14,112	$43,402	$43,743
Bankers Fidelity	29,661	28,225	87,757	81,947
Corporate and Other	90	110	1,130	358
Total revenue	$44,798	$42,447	$132,289	$126,048

Income Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
American Southern	$1,860	$1,855	$5,941	$5,971
Bankers Fidelity	402	164	190	1,111
Corporate and Other	(1,631)	(1,702)	(3,662)	(5,032)
Income before income taxes	$631	$317	$2,469	$2,050

Note 11.	Accumulated Other Comprehensive Income

The following table sets forth the balance of the only component of accumulated other comprehensive income as of September 30, 2017 and December 31, 2016, and the changes in the balance of that component during the nine month period ended September 30, 2017, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2016	$5,830
Other comprehensive income before reclassifications	4,727
Amounts reclassified from accumulated other comprehensive income	(1,832)
Net current period other comprehensive income	2,895
Balance, September 30, 2017	$8,725

Note 12.	Related Party Transactions

For the nine month period ended September 30, 2017, Gray Television, Inc., a related party, paid the Company approximately $448 in premiums related to a group accident plan.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2017. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Annual Report. During the nine month period ended September 30, 2017, there were no changes to the critical accounting policies or related estimates from those disclosed in the Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income for the three month and nine month periods ended September 30, 2017 and the comparable periods in 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Insurance premiums	$42,094	$39,432	$122,996	$117,012
Investment income	2,136	2,453	6,380	7,523
Realized investment gains, net	539	527	2,818	1,411
Other income	29	35	95	102
Total revenue	44,798	42,447	132,289	126,048
Insurance benefits and losses incurred	30,417	26,955	87,446	78,702
Commissions and underwriting expenses	10,176	11,558	31,800	34,339
Other expense	3,134	3,221	9,301	9,803
Interest expense	440	396	1,273	1,154
Total benefits and expenses	44,167	42,130	129,820	123,998
Income before income taxes	$631	$317	$2,469	$2,050
Net income	$747	$149	$1,986	$1,288

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

A reconciliation of net income to operating income (loss) for the three month and nine month periods ended September 30, 2017 and the comparable periods in 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2017	2016	2017	2016
	(In thousands)
Net income	$747	$149	$1,986	$1,288
Income tax expense (benefit)	(116)	168	483	762
Realized investment gains, net	(539)	(527)	(2,818)	(1,411)
Operating income (loss)	$92	$(210)	$(349)	$639

On a consolidated basis, the Company had net income of $0.7 million, or $0.03 per diluted share, for the three month period ended September 30, 2017, compared to net income of $0.1 million, or nil per diluted share, for the three month period ended September 30, 2016.  The Company had net income of $2.0 million, or $0.08 per diluted share, for the nine month period ended September 30, 2017, compared to net income of $1.3 million, or $0.05 per diluted share, for the nine month period ended September 30, 2016.  Premium revenue for the three month period ended September 30, 2017 increased $2.7 million, or 6.8%, to $42.1 million from $39.4 million in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, premium revenue increased $6.0 million, or 5.1%, to $123.0 million from $117.0 million in the comparable 2016 period.  The increase in premium revenue for the three month and nine month periods ended September 30, 2017 was primarily attributable to an increase in Medicare supplement business in the life and health operations.  The increase in net income for the three month and nine month periods ended September 30, 2017 was due primarily to the increase in premium revenue, as well as an increase in realized investment gains.  Operating income increased $0.3 million in the three month period ended September 30, 2017 over the three month period ended September 30, 2016, and decreased $1.0 million during the nine month period ended September 30, 2017, from the comparable period in 2016.  The increase in operating income for the three month period ended September 30, 2017 was primarily due to increased profitability in the property and casualty operations.   Partially offsetting the increase in operating income for the three month period ended September 30, 2017 was a decrease in investment income attributable to a decrease in the average yield on the Company’s investments in fixed maturities and a loss from the equity in earnings from investments in real estate partnerships.  The decrease in operating income for the nine month period ended September 30, 2017 was primarily attributable to unfavorable loss experience in the life and health operations and the decrease in investment income discussed previously.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2017 and the comparable periods in 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Gross written premiums	$9,520	$8,704	$46,505	$43,766
Ceded premiums	(1,238)	(1,184)	(3,592)	(3,519)
Net written premiums	$8,282	$7,520	$42,913	$40,247
Net earned premiums	$14,046	$12,884	$40,268	$40,376
Net loss and loss adjustment expenses	9,663	8,507	25,879	25,238
Underwriting expenses	3,525	3,751	11,583	12,535
Underwriting income	$858	$626	$2,806	$2,603
Loss ratio	68.8%	66.0%	64.3%	62.5%
Expense ratio	25.1	29.1	28.7	31.1
Combined ratio	93.9%	95.1%	93.0%	93.6%

Gross written premiums at American Southern increased $0.8 million, or 9.4%, during the three month period ended September 30, 2017, and $2.7 million, or 6.3%, during the nine month period ended September 30, 2017, over the comparable periods in 2016.  The increase in gross written premiums for the three month and nine month periods ended September 30, 2017 was primarily attributable to an increase in automobile liability written premiums from existing programs. Also contributing to the increase in gross written premiums for the nine month period ended September 30, 2017 were increases in automobile physical damage and surety business from two new agencies.

Ceded premiums increased slightly during the three month and nine month periods ended September 30, 2017 over the comparable periods in 2016 due primarily to a reinsurance rate increase in the automobile liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2017 and the comparable periods in 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Automobile liability	$7,971	$6,646	$22,103	$20,804
Automobile physical damage	2,424	2,511	7,297	7,675
General liability	745	747	2,211	2,274
Surety	2,091	2,212	6,418	7,002
Other lines	815	768	2,239	2,621
Total	$14,046	$12,884	$40,268	$40,376

Net earned premiums increased $1.2 million, or 9.0%, during the three month period ended September 30, 2017 over the three month period ended September 30, 2016, and decreased $0.1 million, or 0.3%, during the nine month period ended September 30, 2017, from the comparable period in 2016.  The increase in net earned premiums for the three month period ended September 30, 2017 was primarily attributable to an increase in automobile liability earned premiums due to retrospective premium adjustments for certain accounts.  The decrease in net earned premiums for the nine month period ended September 30, 2017 was primarily due to decreased writings in 2016 for automobile physical damage, surety and property lines of business.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $1.2 million, or 13.6%, during the three month period ended September 30, 2017, and $0.6 million, or 2.5%, during the nine month period ended September 30, 2017, over the comparable periods in 2016.  As a percentage of earned premiums, net loss and loss adjustment expenses were 68.8% in the three month period ended September 30, 2017, compared to 66.0% in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, this ratio increased to 64.3% from 62.5% in the comparable period of 2016.  The increase in the loss ratio for the three month period ended September 30, 2017 was primarily due to an increase in automobile liability claims from one of the company’s governmental programs.  The increase in the loss ratio for the nine month period ended September 30, 2017 was primarily attributable to less favorable loss experience in the general liability and surety lines of business, as well as a $0.5 million loss recovery in the 2016 year to date period that did not recur in the comparable period of 2017.

Underwriting expenses decreased $0.2 million, or 6.0%, during the three month period ended September 30, 2017 and $1.0 million, or 7.6%, during the nine month period ended September 30, 2017, from the comparable periods in 2016.  As a percentage of earned premiums, underwriting expenses were 25.1% in the three month period ended September 30, 2017, compared to 29.1% in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, this ratio decreased to 28.7% from 31.1% in the comparable period of 2016.  The change in the expense ratio for the three month and nine month periods ended September 30, 2017 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  As a result of this structure, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease, and conversely, during periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase.   During the three month and nine month periods ended September 30, 2017, variable commissions at American Southern decreased $0.2 million and $0.5 million, respectively, from the comparable periods of 2016 due to less favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2017 and the comparable periods in 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Medicare supplement	$24,002	$22,571	$70,647	$64,801
Other health products	1,641	1,405	4,749	4,189
Life insurance	2,405	2,572	7,332	7,646
Total earned premiums	28,048	26,548	82,728	76,636
Insurance benefits and losses	20,754	18,448	61,567	53,464
Underwriting expenses	8,505	9,612	26,000	27,371
Total expenses	29,259	28,060	87,567	80,835
Underwriting loss	$(1,211)	$(1,512)	$(4,839)	$(4,199)
Loss ratio	74.0%	69.5%	74.4%	69.8%
Expense ratio	30.3	36.2	31.4	35.7
Combined ratio	104.3%	105.7%	105.8%	105.5%

Premium revenue at Bankers Fidelity increased $1.5 million, or 5.7%, during the three month period ended September 30, 2017, and $6.1 million, or 7.9%, during the nine month period ended September 30, 2017, over the comparable periods in 2016.  Premiums from the Medicare supplement line of business increased $1.4 million, or 6.3%, during the three month period ended September 30, 2017, and $5.8 million, or 9.0%, during the nine month period ended September 30, 2017, due primarily to the successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.2 million and $0.6 million, respectively, during the same comparable periods, primarily as a result of new sales of the company’s disability income and group health products. Premiums from the life insurance line of business decreased $0.2 million, or 6.5%, during the three month period ended September 30, 2017, and $0.3 million, or 4.1%, during the nine month period ended September 30, 2017 from the comparable 2016 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. During the fourth quarter of 2016, Bankers Fidelity entered into a reinsurance agreement to moderate statutory capital requirements related to premium growth in the Medicare supplement line of business.  Medicare supplement premiums ceded under the reinsurance agreement in the three month and nine month periods ended September 30, 2017 were approximately $8.6 million and $19.7 million, respectively.

Benefits and losses increased $2.3 million, or 12.5%, during the three month period ended September 30, 2017, and $8.1 million, or 15.2%, during the nine month period ended September 30, 2017, over the comparable periods in 2016.  As a percentage of earned premiums, benefits and losses were 74.0% in the three month period ended September 30, 2017, compared to 69.5% in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, this ratio increased to 74.4% from 69.8% in the comparable period of 2016.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2017 was primarily attributable to unfavorable loss experience in the Medicare supplement line.  Further, beginning late in 2016 and continuing throughout the first quarter of 2017, Bankers Fidelity experienced significantly increased levels of mortality and morbidity across all lines of business which had an unfavorable effect on the company’s loss patterns and increased the resultant 2017 year to date loss ratio.

Underwriting expenses decreased $1.1 million, or 11.5%, during the three month period ended September 30, 2017, and $1.4 million, or 5.0%, during the nine month period ended September 30, 2017, from the comparable periods in 2016.  As a percentage of earned premiums, underwriting expenses were 30.3% in the three month period ended September 30, 2017, compared to 36.2% in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, this ratio decreased to 31.4% from 35.7% in the comparable period of 2016.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2017 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement described above, which reimbursed the company for a portion of its indirect underwriting expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased $0.3 million, or 12.9%, during the three month period ended September 30, 2017, and $1.1 million, or 15.2%, during the nine month period ended September 30, 2017, from the comparable periods in 2016.  The decrease in investment income for the three month and nine month periods ended September 30, 2017 was attributable to a decrease in the average yield on the Company’s investments in fixed maturities and losses for the 2017 quarter and year to date period of $0.1 million and $0.5 million, respectively, from the equity in earnings from investments in real estate partnerships.

The Company had net realized investment gains of $0.5 million during each of the three month periods ended September 30, 2017 and September 30, 2016.  The Company had net realized investment gains of $2.8 million during the nine month period ended September 30, 2017, compared to net realized investment gains of $1.4 million in the nine month period ended September 30, 2016.  The net realized investment gains in the three month and nine month periods ended September 30, 2017 were primarily attributable to gains from the sale of an equity security and a number of the Company’s investments in fixed maturities.  The net realized investment gains in the three month and nine month periods ended September 30, 2016 resulted primarily from the disposition of several of the Company’s investments in fixed maturities.   Net realized investment gains in the nine month period ended September 30, 2016 also included a $0.6 million gain from the sale of property held within one of the Company’s real estate partnership investments. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended September 30, 2017, and $0.1 million, or 10.3%, during the nine month period ended September 30, 2017, over the comparable periods in 2016.  The increase in interest expense for the three month and nine month periods ended September 30, 2017 was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.5 million, or 9.9%, during the three month period ended September 30, 2017, and $3.0 million, or 6.9%, during the nine month period ended September 30, 2017, from the comparable periods in 2016.  The decrease in other expenses for the three month and nine month periods ended September 30, 2017 was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company’s indirect underwriting expenses.  Also contributing to the decrease for the three month and nine month periods ended September 30, 2017 were decreases of $0.2 million and $0.5 million, respectively, in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 31.6% in the three month period ended September 30, 2017 from 37.5% in the three month period ended September 30, 2016.  For the nine month period ended September 30, 2017, this ratio decreased to 33.4% from 37.7% in the comparable period of 2016.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2017 was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

INCOME TAXES

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2017 resulted from the dividends-received deduction (“DRD”) and the small life insurance company deduction (“SLD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.  The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2016 resulted from the provision-to-filed return adjustments, described below, and the DRD.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year, after the Company’s tax return for the previous year is filed with the IRS.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At September 30, 2017, the Parent had approximately $22.0 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.0 million for the nine month period ended September 30, 2017 compared to statutory net income of $4.6 million for the nine month period ended September 30, 2016.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2017 American Southern had $43.0 million of statutory surplus and Bankers Fidelity had $29.7 million of statutory surplus. In 2017, dividend payments by the Parent’s insurance subsidiaries in excess of $5.7 million would require prior approval.  During the nine month period September 30, 2017, the Parent received dividends of $3.6 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2017, the effective interest rate was 5.37%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

 At September 30, 2017, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2017, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents decreased from $13.3 million at December 31, 2016 to $9.5 million at September 30, 2017. The decrease in cash and cash equivalents during the nine month period ended September 30, 2017 was primarily attributable to net cash used in operating activities of $1.1 million, investment purchases exceeding the sale and maturity of securities by $1.6 million, additions to property and equipment of $0.1 million, dividends paid on the Company’s common stock of $0.4 million and the purchase of shares for treasury for $0.5 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2017	83,978	$3.65	83,978	599,606
August 1 – August 31, 2017	4,226	3.51	4,226	595,380
September 1 – September 30, 2017	9,893	3.36	9,893	585,487
Total	98,097	$3.62	98,097

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 14, 2017	By:	/s/ J. Ross Franklin
J. Ross Franklin
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)