Form 10-K
period 2017-12-31
ATLANTIC AMERICAN CORP
filed 2018-03-26
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was $15,787,219. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 14, 2018 there were 20,402,029 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2017	2016
	(In thousands)
Automobile liability	$29,370	$28,219
Automobile physical damage	9,972	10,192
General liability	2,953	3,009
Surety	8,441	8,999
Other lines	2,925	3,344
Total	$53,661	$53,763

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 91% of Bankers Fidelity’s net earned premiums in 2017 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2017, 97% were health insurance policies and 3% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2017	2016
	(In thousands)
Life insurance	$9,574	$9,974
Medicare supplement	93,652	84,107
Other accident and health	6,440	5,621
Total health insurance	100,092	89,728
Total	$109,666	$99,702

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

Life and Health Operations

Bankers Fidelity markets its policies through three distribution channels all of which utilize commissioned, independent agents. The three channels utilized are traditional independent agents, broker-agents typically interested in a specific product of Bankers Fidelity and special market agents who promote workplace, association and/or branded products.

Bankers Fidelity utilizes an agent qualification process and had 7,423 licensed agents as of December 31, 2017. The agents generally concentrate their sales activities in both the accident and health or life insurance product lines. During 2017, approximately 2,337 of the licensed agents wrote policies on behalf of Bankers Fidelity.

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

In the traditional independent agent arrangement, Bankers Fidelity enters into contractual arrangements with various field marketing groups, regional sales directors and general agents responsible for marketing and other sales activities, who may also, in turn, recommend appointment of other independent agents. The standard agreements set forth the commission arrangements and are terminable without cause by either party upon notice. Regional sales directors and general agents receive an override commission on sales made by their sponsored agents. Management believes utilizing experienced agents, as well as independent general agents who recruit and train their own agents, is cost effective. All independent agents are compensated primarily on a commission basis. Using independent agents also enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

With traditional independent agents, the company utilizes a lead generation system that rewards qualified agents with leads in accordance with certain production criteria. In addition, a protected territory is established for qualified agents, which entitles them to all leads produced within that territory. The territories are zip code or county based and encompass sufficient geographic territory designed to produce an economically serviceable senior population. The Company believes that offering a lead generation system solves an agent’s most important dilemma—prospecting—and allows Bankers Fidelity to build long-term relationships with agents who view Bankers Fidelity as their primary company. In addition, management believes that Bankers Fidelity’s product line is less sensitive to competitor pricing and commissions because of the perceived value of the protected territory and the lead generation system. In protected geographical areas, production per agent has historically compared favorably to unprotected areas served by the general brokerage division.

Products of Bankers Fidelity compete directly with products offered by other insurance companies, and agents may represent multiple insurance companies. Broker-agents generally are not interested in developing relationships with any one particular insurance company but are more interested in matching a specific product with the specific needs of their clients. These agents, while a source of business, do not participate in the company’s lead generation system, but can qualify for other incentives that Bankers Fidelity offers to traditional independent agents.

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

Reserves

The following table sets forth information concerning the Company’s reserves for losses and claims and reserves for loss adjustment expenses (“LAE”) for the periods indicated:

	2017	2016
	(In thousands)
Balance at January 1	$62,562	$63,870
Less: Reinsurance recoverable on unpaid losses	(10,796)	(11,741)
Net balance at January 1	51,766	52,129

Incurred related to:
Current year	114,099	103,252
Prior years(1)	(1,765)	(3,377)
Total incurred	112,334	99,875

Paid related to:
Current year	82,092	71,980
Prior years	28,287	28,258
Total paid	110,379	100,238
Net balance at December 31	53,721	51,766
Plus: Reinsurance recoverable on unpaid losses	11,968	10,796
Balance at December 31	$65,689	$62,562
(1)	Prior years’ development was primarily the result of better than expected development on prior years reserves for certain lines of business in the property and casualty operations. See Note 3 of Notes to Consolidated Financial Statements.

Reserves are set by line of business within each of the subsidiaries. At December 31, 2017, approximately 73% of the reserves related to property and casualty losses and approximately 27% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2017 actuarial review indicated that reserves could be as much as 8.5% lower or as much as 10.1% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

The following table sets forth the development of reserves for unpaid losses and claims determined using generally accepted accounting principles of American Southern’s insurance lines from 2007 through 2017. Specifically excluded from the table are the life and health division’s claims reserves, which are included in the consolidated loss and claims reserves. The top line of the table represents the estimated cumulative amount of losses and LAE for claims arising in all prior years that were unpaid at the balance sheet date for each of the indicated periods, including an estimate of IBNR losses at the applicable date. The amounts represent initial reserve estimates at the respective balance sheet dates for the current and all prior years. The next portion of the table shows the cumulative amounts paid with respect to claims in each succeeding year. The lower portion of the table shows the re-estimated amounts of previously recorded reserves based on experience as of the end of each succeeding year.

The reserve estimates are modified as more information becomes known about the frequency and severity of claims for individual years. The “cumulative redundancy (deficiency)” for each year represents the aggregate change in such year’s estimates through the end of 2017. Furthermore, the amount of the redundancy (deficiency) for any year represents the cumulative amount of the changes from initial reserve estimates for such year. Operations for any year may be affected, favorably or unfavorably, by the amount of the change in the estimate for such years; however, because such analysis is based on the reserves for unpaid losses and claims, before consideration of reinsurance, the total indicated redundancies (deficiencies) may not ultimately be reflected in the Company’s net income. Further, conditions and trends that have affected development of reserves in the past may not necessarily occur in the future and there could be future events or actions that impact future development which have not existed in the past. Accordingly, the accurate prediction of future redundancies (deficiencies) based on the data in the following table is not possible.

	Year Ended December 31,
	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007
	(Dollars In thousands)
Reserve for Losses and LAE	$47,997	$49,556	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994

Cumulative paid as of:
One year later		21,671	22,555	26,289	21,577	25,352	18,959	15,183	10,486	13,627	11,630
Two years later			35,171	40,440	37,022	37,128	34,805	25,333	17,462	19,003	21,187
Three years later				48,806	45,659	44,473	41,967	34,266	23,231	22,197	23,993
Four years later					49,395	48,338	46,715	37,720	29,254	24,016	25,733
Five years later						50,508	49,129	40,241	31,125	28,898	27,160
Six years later							51,135	41,787	32,488	30,286	31,659
Seven years later								42,867	33,847	31,462	32,489
Eight years later									34,576	31,858	33,616
Nine years later										32,544	33,953
Ten years later											34,439

Ultimate losses and LAE reestimated as of:
End of year	$47,997	$49,556	$51,200	$55,017	$51,200	$52,764	$49,478	$46,092	$42,248	$44,928	$43,994
One year later		44,413	44,638	50,729	47,169	47,639	44,180	39,999	32,563	31,649	33,663
Two years later			47,626	51,853	49,927	49,966	46,109	38,859	30,562	28,386	29,903
Three years later				54,755	50,163	50,142	48,386	39,153	30,288	27,570	29,077
Four years later					51,840	49,692	49,361	41,339	31,798	28,169	29,162
Five years later						51,512	50,254	42,273	33,508	30,883	30,156
Six years later							51,881	42,393	34,331	31,696	33,091
Seven years later								43,324	34,286	32,073	33,804
Eight years later									35,009	32,269	34,184
Nine years later										32,942	34,278
Ten years later											34,736

Cumulative redundancy (deficiency)		$5,143	$3,574	$262	$(640)	$1,252	$(2,403)	$2,768	$7,239	$11,986	$9,258
		10.4%	7.0%	0.5%	-1.3%	2.4%	-4.9%	6.0%	17.1%	26.7%	21.0%

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $175,000 excess of $75,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $200,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2017, $14.9 million of the $255.4 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. At December 31, 2017, the 2017 retention threshold was $15.0 million of annualized premium; accordingly $39.1 million of the company’s $54.1 million of new annualized Medicare supplement premium was ceded to a reinsurer.

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

Regulation

In common with all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency to be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commissioners of intercorporate transfers of assets (including payments of dividends by the insurance subsidiaries in excess of specified amounts) within the holding company system. The Company believes it is in compliance with all such requirements.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2017, the Company was in compliance with all such requirements, and securities with an amortized cost of $11.2 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

NAIC Ratios

The National Association of Insurance Commissioners (the “NAIC”) was established to, among other things, provide guidelines to assess the financial strength of insurance companies for state regulatory purposes. The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of twelve financial ratios prepared on a statutory basis. Annual statements are required to be submitted to state insurance departments to assist them in monitoring insurance companies in their state and to allow such states to determine a desirable range for each such ratio with which companies should comply.

The NAIC suggests that insurance companies which fall outside of the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range.

For the Year Ended December 31, 2017, less than four of the total of twelve ratios required to be calculated by the Company’s insurance subsidiaries were outside of the “usual” range and, as a result, such subsidiaries are not likely to require analysis by state regulators.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2017, the Company’s insurance subsidiaries, RBC levels exceeded the required regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	12.6%	$31,102	12.7%
States, municipalities and political subdivisions	10,809	4.4	17,572	7.2
Public utilities	14,935	6.0	11,216	4.6
All other corporate bonds	158,017	63.8	150,588	61.7
Redeemable preferred stock	192	0.1	192	0.1
Total fixed maturities(1)	215,108	86.9	210,670	86.3
Common and non-redeemable preferred stocks(2)	23,355	9.4	20,257	8.3
Policy loans(3)	2,146	0.9	2,265	0.9
Other invested assets(4)	5,626	2.3	9,709	4.0
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$247,511	100.0%	$244,177	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $212.5 million as of December 31, 2017 and $210.5 million as of December 31, 2016.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $10.9 million as of December 31, 2017 and $11.5 million as of December 31, 2016.
(3)	Policy loans are valued at historical cost.
(4)	Other invested assets are accounted for using the equity method. Total adjusted cost of other invested assets was $5.6 million as of December 31, 2017 and $9.7 million as of December 31, 2016.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Average investments(1)	$247,739	$243,174
Net investment income	7,707	9,307
Average yield on investments	3.1%	3.8%
Realized investment gains, net	9,168	2,595
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, diversification and higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 159 people at December 31, 2017. Of the 159 people employed at December 31, 2017, 154 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2017, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	55	Chairman of the Board, President & CEO	1992
J. Ross Franklin	40	Vice President, CFO and Corporate Secretary	2017

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, began serving as Chairman of the board of directors. He is also a chairman of the board, and serves as president and chief executive officer, of Gray Television, Inc.

Mr. Franklin has been Vice President, Chief Financial Officer and Corporate Secretary of the Company since November 2017, and prior thereto served as Interim Chief Financial Officer from August 2017 to November 2017. Since 2000 he has held various roles of increasing responsibility with Atlantic American and its subsidiaries, previously serving as Vice President, Accounting and Treasurer of Bankers Fidelity since 2009.

Forward-Looking Statements

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments. Forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the occurrence or outcome of various factors. These factors include, among others: significant changes in general economic conditions; the possible occurrence of terrorist attacks; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the incidence and severity of catastrophes, both natural and man-made; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition and results of operations could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

Item 1A.	Risk Factors

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K (a “smaller reporting company”), we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

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

American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires September 30, 2026. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of February 21, 2018, there were 2,727 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low
2017
1st quarter	$4.35	$3.40
2nd quarter	4.03	3.50
3rd quarter	3.75	3.15
4th quarter	4.00	3.00
2016
1st quarter	$4.99	$3.39
2nd quarter	5.00	3.21
3rd quarter	4.30	3.06
4th quarter	4.65	3.21

In each year since 2012, the Company has paid an annual cash dividend of $0.02 per share. In addition, on March 20, 2018, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on April 23, 2018. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2017, the Parent held unrestricted cash and investment balances of approximately $25.8 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. In 2018, dividend payments to the Parent by the insurance subsidiaries in excess of $4.8 million would require prior approval.

Issuer Purchases of Equity Securities

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2017	11,708	$3.39	11,708	573,779
November 1 – November 30, 2017	10,186	3.75	10,186	563,593
December 1 – December 31, 2017	19,151	3.56	19,151	544,442
Total	41,045	$3.56	41,045

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Selected Financial Data

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 29% of the Company’s total liabilities at December 31, 2017. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2017, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2017 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2017. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2017 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 36% of the Company’s total liabilities at December 31, 2017. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 10% of the Company’s total assets at December 31, 2017. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 9% of the Company’s total assets at December 31, 2017. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 79% of the Company’s total assets at December 31, 2017. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.4 million at December 31, 2017. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of an investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When an investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s consolidated statements of operations in the period incurred.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2017	2016
	(In thousands)
Revenue
Property and Casualty:
American Southern	$59,485	$58,159
Life and Health:
Bankers Fidelity	117,495	107,505
Corporate and Other	4,134	413
Total revenue	$181,114	$166,077
Income before income taxes
Property and Casualty:
American Southern	$8,567	$7,314
Life and Health:
Bankers Fidelity	(268)	2,950
Corporate and Other	(2,943)	(6,740)
Income before income taxes	$5,356	$3,524
Net income	$4,528	$2,636

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

A reconciliation of net income to operating income is as follows:

	Year Ended December 31,
	2017	2016
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income	$4,528	$2,636
Income tax expense	828	888
Realized investment gains, net	(9,168)	(2,595)
Operating income (loss)	$(3,812)	$929

On a consolidated basis, the Company had net income of $4.5 million, or $0.20 per diluted share, in 2017, compared to $2.6 million, or $0.11 per diluted share, in 2016. Operating loss was $3.8 million in 2017 as compared to operating income of $0.9 million in 2016. The decrease in operating income was primarily due to unfavorable loss experience in the life and health operations. Also contributing to the decrease in operating income was a decrease in investment income attributable to a decrease in the average yield on the Company’s investments in fixed maturities and losses from the equity in earnings from investments in real estate partnerships.

Total revenue was $181.1 million in 2017 as compared to $166.1 million in 2016. Premium revenue increased to $163.3 million in 2017 from $153.5 million in 2016. The increase in premium revenue was primarily due to an increase in Medicare supplement business in the life and health operations. Also included in total revenue were net realized investment gains of $9.2 million in 2017 compared to $2.6 million in 2016. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

Total expenses were $175.8 million in 2017 as compared to $162.6 million in 2016. As a percentage of premiums, insurance benefits and losses incurred and commissions and underwriting expenses were 98.6% in 2017 and 96.4% in 2016.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Gross written premiums	$58,149	$56,131
Ceded premiums	(4,787)	(4,654)
Net written premiums	$53,362	$51,477
Net earned premiums	$53,661	$53,763
Net losses and loss adjustment expenses	34,486	34,408
Underwriting expenses	16,432	16,437
Underwriting income	$2,743	$2,918
Loss ratio	64.3%	64.0%
Expense ratio	30.6	30.6
Combined ratio	94.9%	94.6%

Gross written premiums at American Southern increased $2.0 million, or 3.6%, during 2017 as compared to 2016. The increase in gross written premiums was primarily attributable to an increase in automobile liability written premiums from existing programs. Also contributing to the increase in gross written premiums were increases in the automobile physical damage and surety lines of business from two new agencies.

Ceded premiums increased $0.1 million, or 2.9%, during 2017 as compared to 2016. The increase in ceded premiums was primarily due to a reinsurance rate increase in the automobile liability line of business.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2017	2016
	(In thousands)
Automobile liability	$29,370	$28,219
Automobile physical damage	9,972	10,192
General liability	2,953	3,009
Surety	8,441	8,999
Other lines	2,925	3,344
Total	$53,661	$53,763

Net earned premiums decreased slightly during 2017 as compared to 2016. The decrease in net earned premiums was primarily attributable to decreases in automobile physical damage and surety net earned premiums resulting from decreased business writings in 2016. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern increased slightly during 2017 as compared to 2016. As a percentage of premiums, net losses and loss adjustment expenses were 64.3% in 2017 compared to 64.0% in 2016. The slight increase in the loss ratio was primarily attributable to less favorable loss experience in the general liability and surety lines of business during 2017 as compared to 2016.

Underwriting expenses decreased slightly during 2017 as compared to 2016. As a percentage of premiums, underwriting expenses were 30.6% in 2017 and 2016. The nominal increase in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. In 2017, variable commissions at American Southern increased $0.2 million as compared to 2016 due to more favorable loss experience from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2017, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 9.7% lower or as much as 12.1% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2017 and 2016 were $2.5 million and $2.1 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2017 was $0.4 million more than in 2016. After considering the impact on contingent commissions and other related accruals, the $0.4 million increase in the redundancy resulted in an estimated increase in income from operations before tax of approximately $0.2 million in 2017 as compared to 2016. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In 2017, approximately 51% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write, compared to 52% in 2016. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Medicare supplement	$93,652	$84,107
Other health products	6,440	5,621
Life insurance	9,574	9,974
Total earned premiums	109,666	99,702

Insurance benefits and losses	83,029	68,789
Underwriting expenses	34,734	35,766
Total expenses	117,763	104,555
Underwriting loss	$(8,097)	$(4,853)
Loss ratio	75.7%	69.0%
Expense ratio	31.7	35.9
Combined ratio	107.4%	104.9%

Premium revenue at Bankers Fidelity increased $10.0 million, or 10.0%, during 2017 as compared to 2016. Premiums from the Medicare supplement line of business increased $9.5 million, or 11.3%, in 2017 as compared to 2016, due primarily to the successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.8 million, or 14.6%, during 2017 as compared to 2016, primarily as a result of new sales of the company’s disability income and group health products. Premiums from the life insurance line of business decreased $0.4 million, or 4.0%, in 2017 from 2016 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. Medicare supplement premiums ceded under the reinsurance agreement in 2017 and 2016 were approximately $32.5 million and $5.3 million, respectively.

Benefits and losses increased $14.2 million, or 20.7%, during 2017 as compared to 2016. As a percentage of premiums, benefits and losses were 75.7% in 2017 compared to 69.0% in 2016. The increase in the loss ratio was primarily attributable to unfavorable loss experience in the Medicare supplement line. Further, beginning late in 2016 and continuing throughout the first quarter of 2017, Bankers Fidelity experienced significantly increased levels of mortality and morbidity across all lines of business which had an unfavorable effect on the company’s loss patterns and increased the resultant 2017 loss ratio.

Underwriting expenses decreased $1.0 million, or 2.9%, during 2017 as compared to 2016. As a percentage of earned premiums, these expenses were 31.7% in 2017 compared to 35.9% in 2016. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses. Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the Company’s reinsurance agreement, which reimbursed the company for a portion of its indirect underwriting expenses.

Investment Income and Realized Gains

Investment income decreased $1.4 million, or 14.0%, in 2017 as compared to 2016. The decrease in investment income was primarily attributable to a decrease in the average yield on the Company’s investments in fixed maturities and losses from the equity in earnings from investments in real estate partnerships.

The Company had net realized investment gains of $9.2 million in 2017 compared to net realized investment gains of $2.6 million in 2016. The net realized investment gains in 2017 and 2016 were primarily attributable to gains of $6.0 million and $1.6 million, respectively, from the sale of property held within the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased $0.2 million, or 10.3%, in 2017 as compared to 2016 due to an increase during the year in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.3 million, or 2.2%, in 2017 as compared to 2016. The decrease in other expenses was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company’s indirect underwriting expenses. Partially offsetting the decrease in other expenses was the $0.2 million increase in variable commission accruals at American Southern due to favorable loss experience from certain accounts subject to variable commissions. American Southern’s variable commission structure compensates the participating agents in relation to the loss ratios of the business they write. As a percentage of earned premiums, other expenses were 34.6% in 2017 as compared with 37.7% in 2016. The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2017 and 2016 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the remeasurement of deferred taxes. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3.0 million and is ultimately phased out at $15.0 million. The remeasurement of deferred taxes resulted from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2017, the Parent had approximately $25.8 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2017, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $77.5 million. Dividends were paid to Atlantic American by its subsidiaries totaling $4.9 million and $5.5 million in 2017 and 2016, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $7.7 million and $7.4 million in 2017 and 2016, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $2.7 million and $2.8 million were paid to the Parent under the tax sharing agreement in 2017 and 2016, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2017, the effective interest rate was 5.50%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2017, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2017 and 2016. During each of 2017 and 2016, the Company paid Series D Preferred Stock dividends of $0.4 million.

Cash and cash equivalents increased from $13.3 million at December 31, 2016 to $24.5 million at December 31, 2017. The increase in cash and cash equivalents during 2017 was primarily attributable to the sale and maturity of securities exceeding investment purchases, as well as the net cash provided by operations of $2.6 million during 2017. Partially offsetting the increase were additions to property and equipment of $0.1 million, dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million, and the purchase of shares for treasury for $0.7 million.

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

Contractual Obligations

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the table of contractual obligations required by this Item.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Atlantic American Corporation
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2008
Atlanta, Georgia, United States
March 26, 2018

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$24,547	$13,252
Investments:
Fixed maturities (cost: $212,544 and $210,505)	215,108	210,670
Common and non-redeemable preferred stocks (cost: $10,918 and $11,453)	23,355	20,257
Other invested assets (cost: $5,626 and $9,709)	5,626	9,709
Policy loans	2,146	2,265
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	247,511	244,177
Receivables:
Reinsurance	17,613	11,703
Insurance premiums and other, net of allowance for doubtful accounts of $209 and $280 in 2017 and 2016, respectively	13,241	12,581
Deferred income taxes, net	—	160
Deferred acquisition costs	32,694	28,975
Other assets	5,089	5,208
Intangibles	2,544	2,544
Total assets	$343,239	$318,600

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds	$173,583	$162,679
Accounts payable and accrued expenses	22,342	16,677
Deferred income taxes, net	593	—
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	230,256	213,094
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized;
Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,449,531 and 20,446,705 shares outstanding in 2017 and 2016, respectively	22,401	22,401
Additional paid-in capital	57,495	57,114
Retained earnings	30,993	27,272
Accumulated other comprehensive income	9,751	5,830
Unearned stock grant compensation	(579)	(428)
Treasury stock, at cost, 1,951,363 and 1,954,189 shares in 2017 and 2016, respectively	(7,133)	(6,738)
Total shareholders’ equity	112,983	105,506
Total liabilities and shareholders’ equity	$343,239	$318,600

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums	$163,327	$153,465
Investment income	8,496	9,884
Realized investment gains, net	9,168	2,595
Other income	123	133
Total revenue	181,114	166,077

Benefits and expenses:
Insurance benefits and losses incurred	117,515	103,197
Commissions and underwriting expenses	43,446	44,797
Interest expense	1,723	1,562
Other expense	13,074	12,997
Total benefits and expenses	175,758	162,553

Income before income taxes	5,356	3,524
Income tax expense	828	888
Net income	4,528	2,636
Preferred stock dividends	(399)	(399)
Net income applicable to common shareholders	$4,129	$2,237
Earnings per common share (basic and diluted)	$.20	$.11

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)

Net income	$4,528	$2,636
Other comprehensive income:
Available-for-sale securities:
Gross unrealized holding gain arising in the period	15,200	4,512
Related income tax effect	(5,320)	(1,579)
Less: reclassification adjustment for net realized gains included in net income(1)	(9,168)	(2,595)
Related income tax effect(2)	3,209	908
Total other comprehensive income, net of tax	3,921	1,246
Total comprehensive income	$8,449	$3,882
(1)	Realized gains on available-for-sale securities recognized in realized investment gains, net on the accompanying consolidated statements of operations.
(2)	Income tax effect on reclassification adjustment for net realized gains included in income tax expense on the accompanying consolidated statements of operations.

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2015	$55	$22,401	$56,623	$25,443	$4,584	$(273)	$(6,341)	$102,492
Net income	—	—	—	2,636	—	—	—	2,636
Other comprehensive income, net of tax	—	—	—	—	1,246	—	—	1,246
Dividends on common stock	—	—	—	(408)	—	—	—	(408)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants	—	—	461	—	—	(741)	280	—
Amortization of unearned compensation	—	—	—	—	—	586	—	586
Purchase of 173,008 shares for treasury	—	—	—	—	—	—	(698)	(698)
Issuance of 13,177 shares under stock plans	—	—	30	—	—	—	21	51
Balance, December 31, 2016	55	22,401	57,114	27,272	5,830	(428)	(6,738)	105,506
Net income	—	—	—	4,528	—	—	—	4,528
Other comprehensive income, net of tax	—	—	—	—	3,921	—	—	3,921
Dividends on common stock	—	—	—	(408)	—	—	—	(408)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants	—	—	363	—	—	(646)	283	—
Amortization of unearned compensation	—	—	—	—	—	495	—	495
Purchase of 188,066 shares for treasury	—	—	—	—	—	—	(692)	(692)
Issuance of 8,892 shares under stock plans	—	—	18	—	—	—	14	32
Balance, December 31, 2017	$55	$22,401	$57,495	$30,993	$9,751	$(579)	$(7,133)	$112,983

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,528	$2,636
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	10,630	11,884
Acquisition costs deferred	(14,349)	(12,993)
Realized investment gains, net	(9,168)	(2,595)
Compensation expense related to share awards	495	586
Depreciation and amortization	1,438	1,205
Deferred income tax benefit	(1,358)	(2)
Increase in receivables, net	(6,185)	(407)
Increase (decrease) in insurance reserves and policyholder funds	10,904	(666)
Increase in other liabilities	5,665	1,649
Other, net	34	19
Net cash provided by operating activities	2,634	1,316

Cash flows from investing activities:
Proceeds from investments sold	83,992	62,361
Proceeds from investments matured, called or redeemed	10,791	10,874
Investments purchased	(84,552)	(75,071)
Additions to property and equipment	(103)	(396)
Net cash provided by (used in) investing activities	10,128	(2,232)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	32	51
Purchases of shares for treasury	(692)	(698)
Net cash used in financing activities	(1,467)	(1,454)

Net increase (decrease) in cash	11,295	(2,370)
Cash and cash equivalents at beginning of year	13,252	15,622
Cash and cash equivalents at end of year	$24,547	$13,252

Supplemental cash flow information:
Cash paid for interest	$1,705	$1,544
Cash paid for income taxes	$1,400	$675

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2017, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Intangibles

Intangibles consist of goodwill and other indefinite-lived intangible assets. Goodwill represents the excess of cost over the fair value of net assets acquired and is not amortized. Other indefinite-lived intangibles represent the value of licenses and are not amortized. The Company periodically reviews its goodwill and other indefinite-lived intangibles to determine if any adverse conditions exist that could indicate impairment. Conditions that could trigger impairment include, but are not limited to, a significant change in business climate that could affect the value of the related asset, an adverse action, or an assessment by a regulator. No impairment of the Company’s recorded intangibles was identified during any of the periods presented.

Investments

The Company’s investments in both fixed maturities, which include bonds and redeemable preferred stocks, and equity securities, which include common and non-redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners (“NAIC”), which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $1,369 and $1,264 at December 31, 2017 and 2016, respectively. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans and real estate are carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a common stock, preferred stock, other invested asset, or publicly traded bond declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of invested assets are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The FASB issued this guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income (“AOCI”) resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under current GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances in the income tax expense component of net income. ASU 2018-02 permits the Company to reclassify out of AOCI and into retained earnings the “stranded” tax effects that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14 point reduction in tax rate was recognized in net income instead of other comprehensive income. The Company will adopt the new guidance as of January 1, 2018. As a result of the reclassification, on January 1, 2018, the Company will reclassify $2,100 of stranded tax effects related to continuing operations which will have the effect of reducing AOCI and increasing retained earnings.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is intended to simplify the evaluation of goodwill. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company expects to adopt the updated guidance January 1, 2020 on a prospective basis as required, although earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). This guidance applies to all entities that issue share-based payment awards to their employees and is designed to simplify several areas of the accounting for share-based payment transactions, including income tax consequences, forfeitures, classification of awards as either equity or liabilities and related classification on the statement of cash flows. ASU 2016-09 requires the excess tax benefit or deficiency on vesting or settlement of awards to be recognized in earnings as an income tax benefit or expense, respectively. The Company adopted ASU 2016-09 as of January 1, 2017. Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The new guidance will require investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The new guidance will also require a deferred tax asset resulting from net unrealized losses on available-for-sale (AFS) fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under existing guidance, the Company measures investments in equity securities, AFS at fair value with changes in fair value reported in other comprehensive income. As required, the Company will adopt the guidance effective January 1, 2018 through a cumulative effect adjustment to retained earnings. Early adoption is not allowed. The impact to the Company will be increased volatility in net income beginning in 2018. Any difference in the evaluation of deferred tax assets may also affect shareholders’ equity. Cash flows will not be affected. The impact will depend on the composition of the Company’s investment portfolio in the future and changes in fair value of the Company’s investments. As of January 1, 2018, the Company will reclassify from AOCI to retained earnings net unrealized gains of $9,825, after tax, related to equity securities, AFS having a fair value of $23,355. Had the new accounting guidance been in place since the beginning of 2017, the Company would have recognized mark-to-market gains of $2,361 after-tax in net income for the Year Ended December 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 as modified provides guidance for recognizing revenue. The guidance excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. This guidance is effective retrospectively on January 1, 2018, with a choice of restating prior periods or recognizing a cumulative effect for contracts in place as of adoption. The Company will adopt ASU 2014-09 on January 1, 2018. Based on current evaluations, the adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments, aggregated by type and industry, as of December 31, 2017 and December 31, 2016.

Investments were comprised of the following:

	2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$149	$511	$31,517
Obligations of states and political subdivisions	10,809	630	1	10,180
Corporate securities:
Utilities and telecom	21,882	1,709	130	20,303
Financial services	53,686	2,049	453	52,090
Other business – diversified	44,184	1,024	1,349	44,509
Other consumer – diversified	53,200	924	1,477	53,753
Total corporate securities	172,952	5,706	3,409	170,655
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	215,108	6,485	3,921	212,544
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,588	624	—	964
Financial services	5,634	851	—	4,783
Other business – diversified	297	250	—	47
Other consumer – diversified	15,836	10,712	—	5,124
Total equity securities	23,355	12,437	—	10,918
Other invested assets	5,626	—	—	5,626
Policy loans	2,146	—	—	2,146
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$247,511	$18,922	$3,921	$232,510

	2016
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,102	$197	$553	$31,458
Obligations of states and political subdivisions	17,572	625	308	17,255
Corporate securities:
Utilities and telecom	18,034	1,462	88	16,660
Financial services	57,282	1,880	911	56,313
Other business – diversified	57,419	1,071	2,337	58,685
Other consumer – diversified	29,069	471	1,344	29,942
Total corporate securities	161,804	4,884	4,680	161,600
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	210,670	5,706	5,541	210,505
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,601	637	—	964
Financial services	5,402	574	—	4,828
Other business – diversified	244	197	—	47
Other consumer – diversified	13,010	7,396	—	5,614
Total equity securities	20,257	8,804	—	11,453
Other invested assets	9,709	—	—	9,709
Policy loans	2,265	—	—	2,265
Real estate	38	—	—	38
Investments in unconsolidated trusts	1,238	—	—	1,238
Total investments	$244,177	$14,510	$5,541	$235,208

Bonds having an amortized cost of $11,178 and $11,435 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2017 and 2016, respectively, in accordance with statutory requirements.

The following table sets forth the carrying value, cost or amortized cost, and net unrealized gains (losses) of the Company’s investments aggregated by industry as of December 31, 2017 and 2016.

	2017			2016
	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)	Carrying Value	Cost or Amortized Cost	Unrealized Gains (Losses)
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$31,517	$(362)	$31,102	$31,458	$(356)
Obligations of states and political subdivisions	10,809	10,180	629	17,572	17,255	317
Utilities and telecom	23,470	21,267	2,203	19,635	17,624	2,011
Financial services	59,320	56,873	2,447	62,684	61,141	1,543
Other business – diversified	44,481	44,556	(75)	57,663	58,732	(1,069)
Other consumer – diversified	69,228	59,069	10,159	42,271	35,748	6,523
Other investments	9,048	9,048	—	13,250	13,250	—
Total investments	$247,511	$232,510	$15,001	$244,177	$235,208	$8,969

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2017 and 2016.

	2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,175	$162	$12,737	$349	$24,912	$511
Obligations of states and political subdivisions	999	1	—	—	999	1
Corporate securities	40,108	653	32,667	2,756	72,775	3,409
Total temporarily impaired securities	$53,282	$816	$45,404	$3,105	$98,686	$3,921
	2016
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,494	$553	$—	$—	$23,494	$553
Obligations of states and political subdivisions	8,747	308	—	—	8,747	308
Corporate securities	59,404	2,124	20,587	2,556	79,991	4,680
Total temporarily impaired securities	$91,645	$2,985	$20,587	$2,556	$112,232	$5,541

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

As of December 31, 2017 and 2016, there were sixty-nine and seventy-seven securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business and other diversified consumer sectors. Securities in an unrealized loss position reported in the other diversified business sector included gross unrealized losses of $906 related to investments in fixed maturities of four different issuers, all related to the oil and gas industry. These issuers represent a diversified group of businesses which include, among others, exploration and production, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing and modifying their capital and liquidity positions. Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets. All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform in-depth analyses of the publicly available financial disclosures of each of the investees on a regular basis. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2017.

The following describes the fair value hierarchy and provides information as to the extent to which the Company uses fair value to measure the value of its financial instruments and information about the inputs used to value those financial instruments. The fair value hierarchy prioritizes the inputs in the valuation techniques used to measure fair value into three broad levels.

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly all of its fixed maturities, which consist of U.S. Treasury securities and U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2017 and December 31, 2016, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,369 and $1,264, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of December 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$213,739		$1,369	(1)	$215,108
Equity securities	17,973	5,382	(1)	—		23,355
Cash equivalents	13,855	—		—		13,855
Total	$31,828	$219,121		$1,369		$252,318
(1)	All underlying securities are financial service industry related.

As of December 31, 2016, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$209,406		$1,264	(1)	$210,670
Equity securities	15,153	5,104	(1)	—		20,257
Cash equivalents	9,811	—		—		9,811
Total	$24,964	$214,510		$1,264		$240,738
(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2016 to December 31, 2017.

Fixed Maturities
Balance, January 1, 2016	$2,237
Total realized gains included in earnings	57
Total unrealized losses included in other comprehensive income	(30)
Settlements	(1,000)
Balance, December 31, 2016	1,264
Total unrealized gains included in other comprehensive income	105
Balance, December 31, 2017	$1,369

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

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2017 and 2016 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2017		2016
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,653	$1,655	$2,544	$2,507
Due after one year through five years	13,738	14,056	20,278	20,038
Due after five years through ten years	112,847	112,116	90,667	90,926
Due after ten years	67,328	64,928	80,099	79,627
Varying maturities	19,542	19,789	17,082	17,407
Totals	$215,108	$212,544	$210,670	$210,505

Investment income was earned from the following sources:

	2017	2016
Fixed maturities	$8,297	$9,122
Equity securities	467	491
Other	(268)	271
Total investment income	8,496	9,884
Less investment expenses, included in other expenses	(789)	(577)
Net investment income	$7,707	$9,307

A summary of realized investment gains (losses) follows:

	2017
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,226	$1,044	$6,040	$9,310
Losses	(142)	—	—	(142)
Realized investment gains, net	$2,084	$1,044	$6,040	$9,168
	2016
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$1,119	$—	$1,565	$2,684
Losses	(89)	—	—	(89)
Realized investment gains, net	$1,030	$—	$1,565	$2,595

Proceeds from the sales of investments were as follows:

	2017	2016
Fixed maturities	$72,760	$59,072
Equity securities	1,579	—
Other investments	9,653	3,289
Total proceeds	$83,992	$62,361

The Company’s bond portfolio included 92% investment grade securities, as defined by the NAIC, at December 31, 2017.

Note 3.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2017 and 2016.

			Amount of Insurance In Force, Net
	2017	2016	2017	2016
Future policy benefits
Life insurance policies:
Ordinary	$54,752	$54,554	$238,534	$245,017
Mass market	1,693	2,003	2,070	2,463
Individual annuities	50	84	—	—
	56,495	56,641	$240,604	$247,480
Accident and health insurance policies	25,940	18,202
	82,435	74,843
Unearned premiums	23,449	23,208
Losses, claims and loss adjustment expenses	65,689	62,562
Other policy liabilities	2,010	2,066
Total insurance reserves and policyholder funds	$173,583	$162,679

Annualized premiums for accident and health insurance policies were $105,422 and $95,956 at December 31, 2017 and 2016, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% to 4.0% for 2013 through 2017 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2017	2016
Balance at January 1	$62,562	$63,870
Less: Reinsurance recoverable on unpaid losses	(10,796)	(11,741)
Net balance at January 1	51,766	52,129

Incurred related to:
Current year	114,099	103,252
Prior years	(1,765)	(3,377)
Total incurred	112,334	99,875

Paid related to:
Current year	82,092	71,980
Prior years	28,287	28,258
Total paid	110,379	100,238
Net balance at December 31	53,721	51,766
Plus: Reinsurance recoverable on unpaid losses	11,968	10,796
Balance at December 31	$65,689	$62,562

Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in American Southern.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2017	2016
Total incurred losses	$112,334	$99,875
Cash surrender value and matured endowments	1,442	1,278
Benefit reserve changes	3,739	2,044
Total insurance benefits and losses incurred	$117,515	$103,197

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2008 to 2017 is presented as supplementary information.

Medicare Supplement

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2017
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$29,344	$28,698	$28,721	$28,712	$28,688	$28,687	$28,683	$28,683	$28,682	$28,682	$—	533,112
2009		31,124	30,455	30,481	30,447	30,438	30,432	30,431	30,430	30,430	—	560,430
2010			34,849	34,328	34,323	34,303	34,282	34,272	34,268	34,265	—	625,695
2011				38,188	38,296	38,360	38,327	38,316	38,302	38,299	—	664,049
2012					50,021	50,996	51,021	50,998	50,989	50,987	—	867,047
2013						56,974	56,970	57,034	57,023	57,021	—	957,350
2014							57,179	56,938	56,981	56,981	—	939,444
2015								55,482	54,939	54,993	—	898,270
2016									58,849	59,851	100	1,034,900
2017										67,960	9,822	1,303,865
										$479,469
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$24,055	$28,698	$28,721	$28,712	$28,688	$28,687	$28,683	$28,683	$28,682	$28,682
2009		29,866	30,455	30,481	30,447	30,438	30,432	30,431	30,430	30,430
2010			29,127	34,328	34,323	34,303	34,282	34,272	34,268	34,265
2011				31,720	38,296	38,360	38,327	38,316	38,302	38,299
2012					42,267	50,996	51,021	50,998	50,989	50,987
2013						47,770	56,970	57,034	57,023	57,021
2014							48,024	56,938	56,981	56,981
2015								45,430	54,876	54,993
2016									49,165	59,747
2017										57,696
										$469,101
		Liabilities for losses, claims and loss adjustment expenses, net of reinsurance								$10,368

The cumulative number of reported claims for the Medicare Supplement line of business is the number of distinct claims incurred and submitted to Medicare for payment in the given year. Multiple payments on the same claim are not counted in the frequency information. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to use seasonality and trend-adjusted expected claims for the final two months. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in billing and payment frequencies. The IBNR reserve is calculated as estimated ultimate claims less paid claims and claims in course of settlement. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. Similar approaches are used for other less significant health products, subject to modifications to account for unique aspects of the product.

Automobile Liability

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2017
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$9,723	$7,011	$6,627	$6,374	$6,124	$6,112	$6,106	$6,104	$6,105	$6,105	$—	1,534
2009		10,817	8,891	8,659	8,558	8,245	8,123	8,155	8,154	8,153	—	1,755
2010			10,752	10,818	10,547	9,937	10,068	10,185	10,202	10,201	—	1,947
2011				12,263	13,802	13,235	13,289	13,281	13,495	13,385	30	2,132
2012					12,980	15,007	14,108	13,707	13,313	13,343	22	3,340
2013						18,664	20,702	21,096	21,823	21,352	162	3,260
2014							20,812	21,881	22,041	22,353	816	3,536
2015								18,521	19,857	20,017	1,904	3,492
2016									20,549	21,275	3,049	3,755
2017										22,179	7,311	3,385
										$158,363
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$2,426	$4,202	$5,077	$5,695	$5,839	$6,065	$6,104	$6,104	$6,105	$6,105
2009		3,250	5,208	6,353	7,502	7,995	8,123	8,155	8,154	8,153
2010			3,211	6,274	8,291	9,382	9,725	10,056	10,090	10,206
2011				4,205	7,934	9,858	12,071	13,039	13,106	13,199
2012					4,627	8,791	11,507	12,932	13,197	13,211
2013						5,144	12,193	16,782	19,407	20,382
2014							6,822	13,807	17,554	20,177
2015								6,226	11,878	14,938
2016									6,796	13,141
2017										7,401
										$126,913
		Liabilities for losses, claims and loss adjustment expenses, net of reinsurance								$31,450

Automobile Physical Damage

	For the Years Ended December 31,
	(Unaudited)					As of December 31, 2017
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017
2013	$6,039	$5,515	$5,536	$5,599	$5,599	$—	1,598
2014		8,079	7,657	7,583	7,562	—	1,635
2015			8,287	7,955	7,887	—	1,588
2016				6,877	6,386	3	1,261
2017					6,257	105	1,238
					$33,691
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2013	2014	2015	2016	2017
2013	$4,778	$5,486	$5,466	$5,599	$5,599
2014		6,437	7,619	7,570	7,562
2015			6,745	7,937	7,885
2016				5,804	6,353
2017					5,215
					$32,614
	All outstanding liabilities before 2013, net of reinsurance				33
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,110

General Liability

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2017
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$5,386	$4,359	$2,858	$2,685	$2,479	$2,489	$2,507	$2,548	$2,647	$2,853	$23	393
2009		3,392	2,215	1,944	1,730	1,702	1,727	1,828	1,832	1,888	8	290
2010			4,114	2,699	2,269	2,337	2,258	2,400	2,423	2,473	4	289
2011				3,022	1,723	1,452	1,338	1,174	1,242	1,327	11	201
2012					4,055	1,305	1,269	1,270	1,214	1,333	26	157
2013						3,461	728	926	817	865	18	187
2014							3,744	501	557	476	40	192
2015								4,421	1,037	1,227	348	143
2016									3,119	1,148	440	81
2017										1,490	1,241	58
										$15,080
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$534	$1,091	$1,637	$1,861	$2,023	$2,123	$2,418	$2,506	$2,564	$2,755
2009		476	941	1,082	1,410	1,629	1,662	1,796	1,816	1,855
2010			284	678	1,374	1,542	2,037	2,368	2,382	2,457
2011				295	412	582	835	1,161	1,169	1,278
2012					371	707	847	1,034	1,113	1,219
2013						104	339	579	811	791
2014							171	299	331	369
2015								98	259	464
2016									116	203
2017										75
										$11,466
All outstanding liabilities before 2008, net of reinsurance										288
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,902

Surety

	For the Years Ended December 31,
	(Unaudited)										As of December 31, 2017
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$3,883	$2,098	$2,420	$2,312	$2,312	$2,360	$2,360	$2,324	$2,324	$2,324	$—	62
2009		4,920	5,025	4,239	3,951	3,616	4,636	4,916	4,664	4,667	—	83
2010			3,995	4,624	3,618	3,396	3,607	3,549	3,563	3,534	—	95
2011				4,422	4,786	5,080	5,092	4,966	5,031	5,112	—	126
2012					4,979	4,767	5,396	5,345	4,869	4,880	—	87
2013						3,060	2,007	2,743	2,947	2,866	13	57
2014							3,214	3,130	2,990	2,760	4	51
2015								1,902	1,630	1,400	78	49
2016									3,314	1,812	39	45
2017										4,677	2,043	52
										$34,032
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$503	$1,369	$2,261	$2,232	$2,311	$2,359	$2,360	$2,324	$2,324	$2,324
2009		103	1,595	2,640	3,205	3,410	3,760	3,757	4,663	4,666
2010			928	2,193	2,780	2,943	3,252	3,545	3,560	3,534
2011				1,031	3,207	4,622	4,748	4,939	5,022	5,109
2012					2,257	4,581	4,856	5,331	4,869	4,880
2013						323	1,010	1,369	2,763	2,789
2014							1,331	2,327	2,727	2,739
2015								641	856	1,127
2016									1,054	1,732
2017										1,971
										$30,871
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,161

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

The following is supplementary information about average historical claims duration as of December 31, 2017.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	83.7%	16.4%	0.1%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	32.8%	29.4%	17.1%	12.3%	4.3%	1.8%	0.5%	0.4%	0.0%	0.0%
Automobile Physical Damage	86.0%	13.0%	-0.6%	1.1%	0.0%
General Liability	17.7%	18.8%	16.2%	14.3%	10.9%	5.4%	6.6%	2.4%	2.0%	6.7%
Surety	32.2%	34.2%	19.6%	11.0%	2.0%	3.9%	0.5%	5.7%	0.0%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2017
Net outstanding liabilities:
Medicare Supplement	$10,368
Automobile Liability	31,450
Automobile Physical Damage	1,110
General Liability	3,902
Surety	3,161
Other short-duration insurance lines	2,004
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	51,995

Reinsurance recoverable on unpaid losses:
Medicare Supplement	4,748
Automobile Liability	5,245
Automobile Physical Damage	116
General Liability	1,859
Total reinsurance recoverable on unpaid losses	11,968

Unallocated claims adjustment expenses	1,726

Total gross liability for unpaid losses, claims and loss adjustment expenses	$65,689
Note 4.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99% of the Company’s reinsurance recoverables were due from two reinsurers as of December 31, 2017. Reinsurance recoverables of $60 were due from Swiss Reinsurance Corporation, rated “AA-” by Standard & Poor’s and “A+” (Superior) by A.M. Best and $17,449 were due from General Re Life Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2017	2016
Direct premiums written	$181,568	$142,200
Assumed premiums written	19,373	19,123
Ceded premiums written	(38,019)	(10,225)
Net premiums written	$162,922	$151,098

Direct premiums earned	$181,458	$144,339
Assumed premiums earned	19,241	19,124
Ceded premiums earned	(37,372)	(9,998)
Net premiums earned	$163,327	$153,465

Provision for benefits and losses incurred	$147,444	$109,616
Reinsurance loss recoveries	(29,929)	(6,419)
Insurance benefits and losses incurred	$117,515	$103,197

Components of reinsurance recoverables at December 31, 2017 and 2016 were as follows:

	2017	2016
Recoverable on unpaid losses	$11,968	$10,796
Recoverable on unpaid benefits	4,403	655
Ceded unearned premiums	874	227
Ceded advanced premiums	368	25
Total reinsurance recoverables	$17,613	$11,703
Note 5.	Income Taxes

Total income taxes were allocated as follows:

	2017	2016
Total tax expense on income	$828	$888

Tax expense on components of shareholders’ equity:
Net unrealized gains on investment securities	2,111	671
Total tax expense	$2,939	$1,559

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense is as follows:

	2017	2016
Federal income tax provision at statutory rate of 35%	$1,875	$1,233
Dividends-received deduction	(92)	(95)
Small life insurance company deduction	(613)	(376)
Other	72	55
Remeasurement of deferred taxes due to tax reform enactment	(395)	—
Adjustment for prior years’ estimates to actual	(19)	71
Income tax expense	$828	$888
Effective tax rate	15.5%	25.2%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2017 and 2016 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”) and the remeasurement of deferred taxes. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. The SLD varies in amount and is determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year is reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeds $3,000 and is ultimately phased out at $15,000. The remeasurement of deferred taxes resulted from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.

Deferred tax liabilities and assets at December 31, 2017 and 2016 were comprised of the following:

	2017	2016
Deferred tax liabilities:
Deferred acquisition costs	$(1,200)	$(2,345)
Deferred and uncollected premiums	(377)	(654)
Net unrealized investment gains	(3,150)	(3,140)
Other	(331)	(666)
Total deferred tax liabilities	(5,058)	(6,805)
Deferred tax assets:
Insurance reserves	3,216	4,589
Impaired assets	869	1,454
Alternative minimum tax credit	—	282
Bad debts and other	380	640
Total deferred tax assets	4,465	6,965
Net deferred tax asset (liability)	$(593)	$160

The components of income tax expense were:

	2017	2016
Current - Federal	$2,186	$890
Deferred - Federal	(1,358)	(2)
Total	$828	$888

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2017 and 2016, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Principal amount owed	$18,042	$23,196
Balance December 31, 2017	$18,042	$23,196
Less: Treasury debt(3)		(7,500)
Net balance December 31, 2017	$18,042	$15,696
Net balance December 31, 2016	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$ 1	$ 1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	In 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 7.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,306 and $1,277 in 2017 and 2016, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2018	$928
2019	495
2020	528
Thereafter	3,785
Total	$5,736
Note 8.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2017, a total of 182,000 restricted shares, with an estimated fair value of $646, were issued under the 2012 Plan. In 2016, a total of 180,000 restricted shares, with an estimated fair value of $741, were issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2017 and 2016 was based on the common stock price at date of grant. Vesting of restricted shares generally occurs after a one to three year period. There were no stock options granted or outstanding under the 2012 Plan in 2017 or 2016. Shares available for future grant at December 31, 2017 and 2016 were 1,241,200 and 1,423,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2017 and 2016 was $237 and $223, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2017 and 2016 of $450 and $433, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five year graded schedule.

Agent Stock Purchase Plan

The Company initiated a nonqualified stock purchase plan (the “Agent Stock Purchase Plan”) in May 2012. The purpose of the Agent Stock Purchase Plan is to promote and advance the interests of the Company and its shareholders by providing independent agents who qualify as participants with an opportunity to purchase the common stock of the Company. Under the Agent Stock Purchase Plan, payment for shares of common stock of the Company is made by either deduction from an agent’s commission payment or a direct cash payment. Stock purchases are made at the end of each calendar quarter at the then current market value.

Note 9.	Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2017 and 2016, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2017 and 2016. During each of 2017 and 2016, the Company paid Series D Preferred Stock dividends of $399.

Note 10.	Earnings Per Common Share

A reconciliation of the numerator and denominator of the earnings per common share calculations is as follows:

	For the Year Ended December 31, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,528	20,431
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$4,129	20,431	$.20
	For the Year Ended December 31, 2016
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$2,636	20,445
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$2,237	20,445	$.11

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2017 and 2016 since its impact would have been antidilutive.

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

The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2017	2016
Life and Health, net income (loss)	$(2,880)	$1,133
Property and Casualty, net income	6,647	6,470
Statutory net income	$3,767	$7,603

Life and Health, surplus	$34,135	$33,430
Property and Casualty, surplus	43,348	41,489
Statutory surplus	$77,483	$74,919

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $4,850 and $5,508 in 2017 and 2016, respectively, from its subsidiaries. In 2018, dividend payments to the Parent by the insurance subsidiaries in excess of $4,761 would require prior approval.

Note 12.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2017, two members of the Company’s board of directors, including our chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2017 and 2016, the Company paid $866 and $882, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 9). During the years ended December 31, 2017 and 2016, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2017 and 2016, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2017 and 2016 was $14,407 and $10,305, respectively.

During the years ended December 31, 2017 and 2016, the Company paid approximately $54 and $215, respectively, to a digital marketing services organization, which is an affiliate of Gray. Services purchased primarily included assistance with website marketing initiatives on behalf of the Company’s life and health operations.

During the years ended December 31, 2017 and 2016, Gray paid the Company approximately $597 and $478, respectively, in employer paid insurance premiums related to a group accident plan.

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

	For the Year Ended December 31, 2017
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$53,661	$109,666	$—	$—	$163,327
Insurance benefits and losses incurred	34,486	83,029	—	—	117,515
Expenses deferred	(8,062)	(6,287)	—	—	(14,349)
Amortization and depreciation expense	8,543	2,825	712	—	12,080
Other expenses	15,951	38,196	16,191	(9,826)	60,512
Total expenses	50,918	117,763	16,903	(9,826)	175,758
Underwriting income (loss)	2,743	(8,097)
Investment income	3,332	5,021	2,267	(2,124)	8,496
Other income	11	8	7,806	(7,702)	123
Operating income (loss)	6,086	(3,068)	(6,830)	—	(3,812)
Net realized gains	2,481	2,800	3,887	—	9,168
Income (loss) before income taxes	$8,567	$(268)	$(2,943)	$—	$5,356
Total revenues	$59,485	$117,495	$13,960	$(9,826)	$181,114
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$126,313	$185,624	$147,653	$(116,351)	$343,239

	For the Year Ended December 31, 2016
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums	$53,763	$99,702	$—	$—	$153,465
Insurance benefits and losses incurred	34,408	68,789	—	—	103,197
Expenses deferred	(7,834)	(5,159)	—	—	(12,993)
Amortization and depreciation expense	8,709	3,667	713	—	13,089
Other expenses	15,562	37,258	15,761	(9,321)	59,260
Total expenses	50,845	104,555	16,474	(9,321)	162,553
Underwriting income (loss)	2,918	(4,853)
Investment income	3,868	5,725	2,217	(1,926)	9,884
Other income	—	10	7,518	(7,395)	133
Operating income (loss)	6,786	882	(6,739)	—	929
Net realized gains (losses)	528	2,068	(1)	—	2,595
Income (loss) before income taxes	$7,314	$2,950	$(6,740)	$—	$3,524
Total revenues	$58,159	$107,505	$9,734	$(9,321)	$166,077
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$123,721	$168,657	$138,694	$(112,472)	$318,600

Note 14.	Disclosures About Fair Value of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2017 and 2016.

	Level in Fair Value Hierarchy(1)	2017		2016
		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$24,547	$24,547	$13,252	$13,252
Fixed maturities	(1)	215,108	215,108	210,670	210,670
Equity securities	(1)	23,355	23,355	20,257	20,257
Other invested assets	Level 3	5,626	5,626	9,709	9,709
Policy loans	Level 2	2,146	2,146	2,265	2,265
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738
(1)	See Note 2 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

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

The following table sets forth the balance of the only component of accumulated other comprehensive income as of December 31, 2017 and 2016, and the changes in the balance of that component during 2017.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2016	$5,830
Other comprehensive income before reclassifications	9,880
Amounts reclassified from accumulated other comprehensive income	(5,959)
Net current period other comprehensive income	3,921
Balance, December 31, 2017	$9,751
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2017.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 1, 2018, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2017, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,241,200
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	1,241,200
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or any persons performing similar functions, as well as its directors and other employees. A copy of this Code of Business Conduct and Ethics has been filed as an exhibit to this annual report on Form 10-K.

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

10.02	-	Tax allocation agreement dated January 4, 2016, between registrant and registrant’s subsidiaries.
10.03**	-	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].
10.04**	-	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2013].
10.05	-
Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of November 1, 2007 [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the Year Ended December 31, 2007].

10.06	-
First Amendment to Lease Agreement between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company dated as of March 31, 2008 [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].

10.07**	-	Employment and Transition Agreement by and between John G. Sample, Jr. and Atlantic American Corporation, dated as of June 14, 2017.
14.1	-	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the Year Ended December 31, 2003].
21.1	-	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the Year Ended December 31, 2015].
23.1	-	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	-	XBRL Instance Document.
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.
*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.
**	Management contract, compensatory plan or arrangement required to be filed pursuant to Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer

Date: March 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2018
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2018
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	March 26, 2018
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 26, 2018
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	March 26, 2018
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 26, 2018
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 26, 2018
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2017	2016
	(In thousands)

Cash and cash equivalents	$9,732	$4,308
Investments	16,097	16,160
Investment in subsidiaries	116,351	112,472
Investments in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	2,879	2,961
Other assets	3,762	4,554
Total assets	$150,059	$141,693

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$1,253	$500
Other payables	2,085	1,949
Junior subordinated debentures	33,738	33,738

Total liabilities	37,076	36,187

Shareholders’ equity	112,983	105,506
Total liabilities and shareholders’ equity	$150,059	$141,693

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2017	2016
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,702	$7,395
Distributed earnings from subsidiaries	4,850	5,508
Other	4,130	408
Total revenue	16,682	13,311

GENERAL AND ADMINISTRATIVE EXPENSES	13,015	12,858

INTEREST EXPENSE	1,723	1,562
	1,944	(1,109)
INCOME TAX BENEFIT(1)	(2,553)	(1,837)
	4,497	728
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	31	1,908
NET INCOME	$4,528	$2,636
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,528	$2,636
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment (gains) losses, net	(3,891)	1
Depreciation and amortization	712	713
Compensation expense related to share awards	495	586
Equity in undistributed earnings of consolidated subsidiaries	(31)	(1,908)
Decrease (increase) in intercompany taxes	82	(815)
Deferred income tax benefit	(1,358)	(2)
Increase (decrease) in other liabilities	136	(224)
Other, net	295	(221)
Net cash provided by operating activities	968	766

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	6,014	1,979
Investments purchased	—	(1,000)
Capital contribution to subsidiaries	—	(75)
Additions to property and equipment	(91)	(371)
Net cash provided by investing activities	5,923	533

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	32	51
Purchases of shares for treasury	(692)	(698)
Net cash used in financing activities	(1,467)	(1,454)

Net increase (decrease) in cash	5,424	(155)
Cash and cash equivalents at beginning of year	4,308	4,463
Cash and cash equivalents at end of year	$9,732	$4,308

Supplemental disclosure:
Cash paid for interest	$1,705	$1,544
Cash paid for income taxes	$1,400	$675
Intercompany tax settlement from subsidiaries	$2,676	$2,845

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2017:
Bankers Fidelity	$30,619	$100,127		$4,271	$2,010
American Southern	2,075	47,997		19,178	—
	$32,694	$148,124	(1)	$23,449	$2,010

December 31, 2016:
Bankers Fidelity	$26,791	$87,849		$3,731	$2,066
American Southern	2,184	49,556		19,477	—
	$28,975	$137,405	(2)	$23,208	$2,066
(1)	Includes future policy benefits of $82,435 and losses and claims of $65,689.
(2)	Includes future policy benefits of $74,843 and losses and claims of $62,562.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2017:
Bankers Fidelity	$109,666	$4,257	$83,029	$2,460	$32,274	$—
American Southern	53,661	3,307	34,486	8,170	8,262	53,362
Other	—	143	—	—	7,077	—
	$163,327	$7,707	$117,515	$10,630	$47,613	$53,362

December 31, 2016:
Bankers Fidelity	$99,702	$5,172	$68,789	$3,401	$32,365	$—
American Southern	53,763	3,844	34,408	8,483	7,954	51,477
Other	—	291	—	—	7,153	—
	$153,465	$9,307	$103,197	$11,884	$47,472	$51,477

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year Ended December 31, 2017:
Life insurance in force	$255,506	$(14,902)	$—	$240,604

Premiums —
Bankers Fidelity	$142,210	$(32,585)	$41	$109,666	0.0%
American Southern	39,248	(4,787)	19,200	53,661	35.8%
Total premiums	$181,458	$(37,372)	$19,241	$163,327	11.8%

Year Ended December 31, 2016:
Life insurance in force	$263,567	$(16,087)	$—	$247,480

Premiums —
Bankers Fidelity	$104,996	$(5,344)	$50	$99,702	0.1%
American Southern	39,343	(4,654)	19,074	53,763	35.5%
Total premiums	$144,339	$(9,998)	$19,124	$153,465	12.5%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years
	(In thousands)
December 31, 2017	$2,075	$47,997	$19,178	$53,661	$3,307	$37,016	$(2,530)	$8,170	$33,459	$53,362

December 31, 2016	$2,184	$49,556	$19,477	$53,763	$3,844	$36,541	$(2,133)	$8,483	$34,219	$51,477

See accompanying report of independent registered public accounting firm.

VI-1