Form 10-Q
period 2018-03-31
ATLANTIC AMERICAN CORP
filed 2018-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 7, 2018 was 20,264,477.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.      Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited March 31, 2018	December 31, 2017
Cash and cash equivalents	$8,438	$24,547
Investments:
Fixed maturities, available-for-sale (cost: $222,428 and $212,544)	217,848	215,108
Equity securities (cost: $10,918 and $10,918)	18,936	23,355
Other invested assets (cost: $5,663 and $5,626)	5,663	5,626
Policy loans	2,105	2,146
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	245,828	247,511
Receivables:
Reinsurance	20,883	17,613
Insurance premiums and other (net of allowance for doubtful accounts: $223 and $209)	7,896	13,241
Deferred income taxes, net	2,271	-
Deferred acquisition costs	33,163	32,694
Other assets	4,787	5,089
Intangibles	2,544	2,544
Total assets	$325,810	$343,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$84,368	$82,435
Unearned premiums	16,887	23,449
Losses and claims	70,120	65,689
Other policy liabilities	1,577	2,010
Total insurance reserves and policyholder funds	172,952	173,583
Accounts payable and accrued expenses	17,396	22,342
Deferred income taxes, net	-	593
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	224,086	230,256

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,372,444 and 20,449,531	22,401	22,401
Additional paid-in capital	57,431	57,495
Retained earnings	33,188	30,993
Accumulated other comprehensive income (loss)	(3,618)	9,751
Unearned stock grant compensation	(387)	(579)
Treasury stock, at cost: 2,028,450 and 1,951,363 shares	(7,346)	(7,133)
Total shareholders’ equity	101,724	112,983
Total liabilities and shareholders’ equity	$325,810	$343,239

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Insurance premiums	$42,202	$40,782
Investment income	2,359	2,159
Realized investment gains, net	370	883
Unrealized losses on equity securities, net	(4,419)	-
Other income	28	35
Total revenue	40,540	43,859

Benefits and expenses:
Insurance benefits and losses incurred	33,172	29,997
Commissions and underwriting expenses	10,019	10,614
Interest expense	462	409
Other expense	3,238	3,186
Total benefits and expenses	46,891	44,206
Loss before income taxes	(6,351)	(347)
Income tax benefit	(1,327)	(126)
Net loss	(5,024)	(221)
Preferred stock dividends	(99)	(99)
Net loss applicable to common shareholders	$(5,123)	$(320)

Loss per common share (basic and diluted)	$(.25)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(5,024)	$(221)
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(6,774)	4,243
Related income tax effect	1,422	(1,485)
Less: reclassification adjustment for net realized gains included in net loss	(370)	(883)
Related income tax effect	78	309
Total other comprehensive income (loss), net of tax	(5,644)	2,184
Total comprehensive income (loss)	$(10,668)	$1,963

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2018	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2017	$55	$22,401	$57,495	$30,993	$9,751	$(579)	$(7,133)	$112,983
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	9,825	(9,825)	-	-	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1,2018	-	-	-	(2,100)	2,100	-	-	-
Net loss	-	-	-	(5,024)	-	-	-	(5,024)
Other comprehensive loss, net of tax	-	-	-	-	(5,644)	-	-	(5,644)
Dividends declared on common stock	-	-	-	(407)	-	-	-	(407)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Restricted stock grants	-	-	(68)	-	-	115	(47)	-
Amortization of unearned compensation	-	-	-	-	-	77	-	77
Purchase of shares for treasury	-	-	-	-	-	-	(169)	(169)
Issuance of shares under stock plans	-	-	4	-	-	-	3	7
Balance, March 31, 2018	$55	$22,401	$57,431	$33,188	$(3,618)	$(387)	$(7,346)	$101,724

Three Months Ended March 31, 2017
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net loss	-	-	-	(221)	-	-	-	(221)
Other comprehensive income, net of tax	-	-	-	-	2,184	-	-	2,184
Dividends declared on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	116	-	116
Purchase of shares for treasury	-	-	-	-	-	-	(105)	(105)
Issuance of shares under stock plans	-	-	5	-	-	-	3	8
Balance, March 31, 2017	$55	$22,401	$57,119	$26,544	$8,014	$(312)	$(6,840)	$106,981

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,024)	$(221)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred acquisition costs	3,719	3,399
Acquisition costs deferred	(4,188)	(5,036)
Realized investment gains, net	(370)	(883)
Unrealized losses on equity securities, net	4,419	-
Compensation expense related to share awards	77	116
Depreciation and amortization	273	387
Deferred income tax benefit	(1,363)	(126)
Decrease in receivables, net	1,567	4,671
Decrease in insurance reserves	(631)	(4,276)
Decrease in other liabilities	(5,453)	(4,281)
Other, net	98	102
Net cash used in operating activities	(6,876)	(6,148)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	13,373	19,782
Proceeds from investments matured, called or redeemed	1,529	5,842
Investments purchased	(23,955)	(21,870)
Additions to property and equipment	(18)	(83)
Net cash (used in) provided by investing activities	(9,071)	3,671

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	7	8
Purchase of shares for treasury	(169)	(105)
Net cash used in financing activities	(162)	(97)

Net decrease in cash and cash equivalents	(16,109)	(2,574)
Cash and cash equivalents at beginning of period	24,547	13,252
Cash and cash equivalents at end of period	$8,438	$10,678

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$452	$408

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2018 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2018 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the Company’s 2017 Annual Report, except as noted below for the adoption of new accounting standards.

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

Adoption of New Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”).  The FASB issued this guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income ("AOCI") resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. Under current GAAP, the Company recorded the total effect of the change in enacted tax rates on deferred tax balances in the income tax expense component of net income. ASU 2018-02 permits the Company to reclassify out of AOCI and into retained earnings the “stranded” tax effects that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14% reduction in tax rate was recognized in net income instead of other comprehensive income. The Company adopted ASU 2018-02 as of January 1, 2018. As a result, on January 1, 2018, the Company reclassified $2,100 of stranded tax effects related to continuing operations which increased AOCI and reduced retained earnings.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The issues addressed in ASU 2016-15 are:  1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination,  4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle.  The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of this ASU did not have an impact on the Company’s consolidated statements of cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”).  ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale (AFS) fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under previous guidance, the Company measured investments in equity securities at fair value with any changes in fair value reported in other comprehensive income. The Company adopted ASU 2016-01 as of January 1, 2018.  The adoption of this guidance resulted in the recognition of $9,825 of net after tax unrealized gains on equity securities as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount.  The Company elected to report changes in the fair value of equity securities in a separate line item on the Company’s consolidated statements of operations.  At December 31, 2017, equity securities were classified as AFS in the Company’s consolidated balance sheets. However, upon adoption, the updated guidance eliminated the AFS balance sheet classification for equity securities.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services.  For the three months ended March 31, 2018, approximately $28, or less than one-tenth of 1% of the Company's total revenues, were within the scope of this updated guidance.  The Company adopted ASU No. 2014-09 as of January 1, 2018. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Note 3.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments, aggregated by type and industry, as of March 31, 2018 and December 31, 2017.

Investments were comprised of the following:

	March 31, 2018
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$29,978	$87	$966	$30,857
Obligations of states and political subdivisions	10,666	476	50	10,240
Corporate securities:
Utilities and telecom	18,592	1,262	487	17,817
Financial services	54,061	1,394	1,412	54,079
Other business – diversified	49,639	491	2,366	51,514
Other consumer – diversified	54,720	266	3,275	57,729
Total corporate securities	177,012	3,413	7,540	181,139
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	217,848	3,976	8,556	222,428
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,434	470	-	964
Financial services	5,500	716	-	4,784
Other business – diversified	299	252	-	47
Other consumer – diversified	11,703	6,580	-	5,123
Total equity securities	18,936	8,018	-	10,918
Other invested assets	5,663	-	-	5,663
Policy loans	2,105	-	-	2,105
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$245,828	$11,994	$8,556	$242,390

	December 31, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$149	$511	$31,517
Obligations of states and political subdivisions	10,809	630	1	10,180
Corporate securities:
Utilities and telecom	21,882	1,709	130	20,303
Financial services	53,686	2,049	453	52,090
Other business – diversified	44,184	1,024	1,349	44,509
Other consumer – diversified	53,200	924	1,477	53,753
Total corporate securities	172,952	5,706	3,409	170,655
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	215,108	6,485	3,921	212,544
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,588	624	-	964
Financial services	5,634	851	-	4,783
Other business – diversified	297	250	-	47
Other consumer – diversified	15,836	10,712	-	5,124
Total equity securities	23,355	12,437	-	10,918
Other invested assets	5,626	-	-	5,626
Policy loans	2,146	-	-	2,146
Real estate	38	-	-	38
Investments in unconsolidated trusts	1,238	-	-	1,238
Total investments	$247,511	$18,922	$3,921	$232,510

Bonds having an amortized cost of $11,209 and $11,178 and included in the tables above were on deposit with insurance regulatory authorities at March 31, 2018 and December 31, 2017, respectively, in accordance with statutory requirements.

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2018 and December 31, 2017 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018		December 31, 2017
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,498	$1,502	$1,653	$1,655
Due after one year through five years	16,936	17,402	13,738	14,056
Due after five years through ten years	127,271	130,853	112,847	112,116
Due after ten years	53,646	53,539	67,328	64,928
Varying maturities	18,497	19,132	19,542	19,789
Totals	$217,848	$222,428	$215,108	$212,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$15,379	$445	$12,018	$521	$27,397	$966
Obligations of states and political subdivisions	4,029	50	-	-	4,029	50
Corporate securities	97,572	4,118	29,050	3,422	126,622	7,540
Total temporarily impaired securities	$116,980	$4,613	$41,068	$3,943	$158,048	$8,556

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,175	$162	$12,737	$349	$24,912	$511
Obligations of states and political subdivisions	999	1	-	-	999	1
Corporate securities	40,108	653	32,667	2,756	72,775	3,409
Total temporarily impaired securities	$53,282	$816	$45,404	$3,105	$98,686	$3,921

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

As of March 31, 2018 and December 31, 2017, there were one hundred twenty-one and sixty-nine securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the other diversified business and other diversified consumer sectors. Securities in an unrealized loss position as of March 31, 2018, reported in the other diversified business sector included gross unrealized losses of $987 related to investments in fixed maturities of five different issuers, all related to the oil and gas industry. These issuers represent a diversified group of businesses which include, among others, exploration and production, pipeline owners and operators, deep water offshore rig owners and operators, all of which we believe are in continuing stages of rationalizing their current operations, investments, future capital expenditures and carefully managing and modifying their capital and liquidity positions.  Based on publicly available information, the companies are continuing to assess and revise short-term, intermediate and long-term business plans in response to the current trends in oil and gas markets.  All of the investees have continued to make regular interest payments on their debt when and as due and the Company continues to perform analyses of publicly available financial disclosures of each of the investees on a regular basis.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2018.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2018 and December 31, 2017, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,339 and $1,369, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$216,509		$1,339	(1)	$217,848
Equity securities	13,657	5,279	(1)	-		18,936
Cash equivalents	6,807	-		-		6,807
Total	$20,464	$221,788		$1,339		$243,591

(1)	All underlying securities are financial service industry related.

As of December 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$213,739		$1,369	(1)	$215,108
Equity securities	17,973	5,382	(1)	-		23,355
Cash equivalents	13,855	-		-		13,855
Total	$31,828	$219,121		$1,369		$252,318

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2018 and 2017.

Fixed Maturities
Balance, December 31, 2017	$1,369
Total unrealized losses included in other comprehensive loss	(30)
Balance, March 31, 2018	$1,339

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	$1,302

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

The following table is a summary of realized investment gains (losses) for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Gross gains	$370	$931
Gross losses	-	(48)
Realized investment gains, net	$370	$883

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Net losses recognized during the period on equity securities	$(4,419)	$-
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized losses recognized during the reporting period on equity securities still held at the reporting date	$(4,419)	$-

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$8,438	$8,438	$24,547	$24,547
Fixed maturities	(1)	217,848	217,848	215,108	215,108
Equity securities	(1)	18,936	18,936	23,355	23,355
Other invested assets	Level 3	5,663	5,663	5,626	5,626
Policy loans	Level 2	2,105	2,105	2,146	2,146
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Three Months Ended March 31,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$47,997	$49,556
Less: Reinsurance recoverable on unpaid losses	(7,220)	(9,806)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	40,777	39,750

Incurred related to:
Current accident year	9,602	8,806
Prior accident year development (1)	(425)	(522)
Total incurred	9,177	8,284

Paid related to:
Current accident year	2,348	2,312
Prior accident years	5,976	5,836
Total paid	8,324	8,148
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	41,630	39,886
Plus: Reinsurance recoverable on unpaid losses	7,158	9,011
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$48,788	$48,897

(1)
In establishing property and casualty reserves, the Company initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable.  Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available.  Accordingly, the Company generally experiences reserve redundancies when analyzing the development of prior year losses in a current period.

Medicare Supplement Insurance Products	Three Months Ended March 31,
	2018		2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$15,859		$11,263
Less: Reinsurance recoverable on unpaid losses	(4,748)		(990)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	11,111		10,273

Incurred related to:
Current accident year	17,615		18,035
Prior accident year development	3,343	(2)	241
Total incurred	20,958		18,276

Paid related to:
Current accident year	5,873		8,797
Prior accident years	13,252		8,354
Total paid	19,125		17,151
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	12,944		11,398
Plus: Reinsurance recoverable on unpaid losses	6,535		1,819
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$19,479		$13,217

(2)
The prior accident year development for Medicare supplement insurance products was primarily due to influenza, the usual driver of elevated morbidity in winter, which was significantly higher than in the previous year and ultimately had an unfavorable effect on the Company’s loss patterns.

Other Life and Health Insurance Products	Three Months Ended March 31,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,833	$1,743
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,833	1,743

Incurred related to:
Current accident year	2,516	1,527
Prior accident year development	(284)	653
Total incurred	2,232	2,180

Paid related to:
Current accident year	998	1,056
Prior accident years	1,214	1,221
Total paid	2,212	2,277
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,853	1,646
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,853	$1,646

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2018	2017
Total incurred losses	$32,367	$28,740
Cash surrender value and matured endowments	378	483
Benefit reserve changes	427	774
Total insurance benefits and losses incurred	$33,172	$29,997

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2018 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance March 31, 2018	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance March 31, 2018	$18,042	$15,696
Net balance December 31, 2017	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Loss Per Common Share

A reconciliation of the numerator and denominator used in the loss per common share calculations is as follows:

	Three Months Ended March 31, 2018
	Loss	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(5,024)	20,419
Less preferred stock dividends	(99)	-
Net loss applicable to common shareholders	$(5,123)	20,419	$(.25)

	Three Months Ended March 31, 2017
	Loss	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(221)	20,432
Less preferred stock dividends	(99)	-
Net loss applicable to common shareholders	$(320)	20,432	$(.02)

The assumed conversion of the Company’s Series D preferred stock was excluded from the loss per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax benefit is as follows:

	Three Months Ended March 31,
	2018	2017
Federal income tax provision at statutory rate of 21% and 35% for 2018 and 2017, respectively	$(1,334)	$(121)
Dividends-received deduction	(10)	(24)
Other permanent differences	17	19
Income tax benefit	$(1,327)	$(126)

The components of income tax benefit were:

	Three Months Ended March 31,
	2018	2017
Current – Federal	$36	$-
Deferred – Federal	(1,363)	(126)
Total	$(1,327)	$(126)

Note 9.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 10.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before income taxes for each business unit for the three month periods ended March 31, 2018 and 2017.

Revenues	Three Months Ended March 31,
	2018	2017
American Southern	$13,533	$14,301
Bankers Fidelity	30,113	29,537
Corporate and Other	(3,106)	21
Total revenue	$40,540	$43,859

Income (Loss) Before Income Taxes	Three Months Ended March 31,
	2018	2017
American Southern	$968	$2,150
Bankers Fidelity	(2,535)	(835)
Corporate and Other	(4,784)	(1,662)
Loss before income taxes	$(6,351)	$(347)

Note 11.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the balance of the only component of accumulated other comprehensive income (loss) as of March 31, 2018 and December 31, 2017, and the changes in the balance of that component thereof during the three month period ended March 31, 2018, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2017	$9,751
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(9,825)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	2,100
Total effect of adoption of updated accounting guidance at January 1, 2018	(7,725)
Other comprehensive loss before reclassifications	(5,352)
Amounts reclassified from accumulated other comprehensive loss	(292)
Net current period other comprehensive loss	(5,644)
Balance, March 31, 2018	$(3,618)

Note 12.	Related Party Transactions

For the three month periods ended March 31, 2018 and 2017, Gray Television, Inc., a related party, paid the Company approximately $105 and $145, respectively, in employer paid insurance premiums related to a group accident plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2018. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s 2017 Annual Report.  Except as disclosed in Note 2, the Company’s critical accounting policies are consistent with those disclosed in the Company’s 2017 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net loss for the three month period ended March 31, 2018 and the comparable period in 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Insurance premiums	$42,202	$40,782
Investment income	2,359	2,159
Realized investment gains, net	370	883
Unrealized losses on equity securities, net	(4,419)	-
Other income	28	35
Total revenue	40,540	43,859
Insurance benefits and losses incurred	33,172	29,997
Commissions and underwriting expenses	10,019	10,614
Other expense	3,238	3,186
Interest expense	462	409
Total benefits and expenses	46,891	44,206
Loss before income taxes	$(6,351)	$(347)
Net loss	$(5,024)	$(221)

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

A reconciliation of net loss to operating loss for the three month period ended March 31, 2018 and the comparable period in 2017 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2018	2017
	(In thousands)
Net loss	$(5,024)	$(221)
Income tax benefit	(1,327)	(126)
Realized investment gains, net	(370)	(883)
Unrealized losses on equity securities, net	4,419	-
Operating loss	$(2,302)	$(1,230)

On a consolidated basis, the Company had a net loss of $5.0 million, or a loss of $0.25 per diluted share, for the three month period ended March 31, 2018, compared to net loss of $0.2 million, or a loss of $0.02 per diluted share, for the three month period ended March 31, 2017. Premium revenue for the three month period ended March 31, 2018 increased $1.4 million, or 3.5%, to $42.2 million. The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating loss increased $1.1 million in the three month period ended March 31, 2018 from the comparable period of 2017.  The increase in operating loss was primarily due to unfavorable loss experience in both the property and casualty and the life and health operations.  Partially offsetting the increase in operating loss for the three month period ended March 31, 2018 was an increase in investment income attributable to a $0.2 million loss from the equity in earnings from investments in real estate partnerships during the three month period ended March 31, 2017 that did not recur in the comparable 2018 period.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2018 and the comparable period in 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Gross written premiums	$6,841	$7,297
Ceded premiums	(1,203)	(1,149)
Net written premiums	$5,638	$6,148
Net earned premiums	$12,707	$13,091
Net loss and loss adjustment expenses	9,177	8,284
Underwriting expenses	3,387	3,867
Underwriting income	$143	$940
Loss ratio	72.2%	63.3%
Expense ratio	26.7	29.5
Combined ratio	98.9%	92.8%

Gross written premiums at American Southern decreased $0.5 million, or 6.2%, during the three month period ended March 31, 2018 from the comparable period in 2017.  The decrease in gross written premiums was primarily attributable to a decline in premiums written in the surety line of business as a result of increased competition during the three month period ended March 31, 2018.

Ceded premiums increased slightly during the three month period ended March 31, 2018 from the comparable period in 2017 due primarily to an increase in earned premiums in certain accounts within the automobile liability and automobile physical damage lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2018 and the comparable period in 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Automobile liability	$6,865	$7,328
Automobile physical damage	2,455	2,244
General liability	738	730
Surety	1,934	2,086
Other lines	715	703
Total	$12,707	$13,091

Net earned premiums decreased $0.4 million, or 2.9%, during the three month period ended March 31, 2018 from the comparable period in 2017.  The decrease in net earned premiums was primarily attributable to a decrease in automobile liability coverage resulting from the termination of an automobile account as well as a returned premium related to a retrospective agreement with an insured entity.  Also contributing to the decrease was a decline in premiums written in the surety line of business, as discussed above.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

The performance of an insurance company is often measured by its combined ratio.  The combined ratio represents the percentage of losses, loss adjustment expenses and other expenses that are incurred for each dollar of premium earned by the company.  A combined ratio of under 100% represents an underwriting profit, while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned).

Net loss and loss adjustment expenses at American Southern increased $0.9 million, or 10.8%, during the three month period ended March 31, 2018 from the comparable period in 2017.  As a percentage of earned premiums, net loss and loss adjustment expenses were 72.2% in the three month period ended March 31, 2018, compared to 63.3% in the three month period ended March 31, 2017.  The increase in the loss ratio was primarily due to an increase in the frequency and severity of claims in the automobile liability, automobile physical damage and surety lines of business during the three month period ended March 31, 2018.  Partially offsetting the increase in the loss ratio during the three month period ended March 31, 2018 was more favorable loss experience in the general liability line of business.

Underwriting expenses decreased $0.5 million, or 12.4%, during the three month period ended March 31, 2018 from the comparable period in 2017.  As a percentage of earned premiums, underwriting expenses were 26.7% in the three month period ended March 31, 2018, compared to 29.5% in the three month period ended March 31, 2017.  The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During the three month period ended March 31, 2018, variable commissions at American Southern decreased $0.3 million from the comparable period in 2017 due to unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2018 and the comparable period in 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Medicare supplement	$25,356	$23,851
Other health products	1,846	1,464
Life insurance	2,293	2,376
Total earned premiums	29,495	27,691
Insurance benefits and losses	23,995	21,713
Underwriting expenses	8,652	8,658
Total expenses	32,647	30,371
Underwriting loss	$(3,152)	$(2,680)
Loss ratio	81.4%	78.4%
Expense ratio	29.3	31.3
Combined ratio	110.7%	109.7%

Premium revenue at Bankers Fidelity increased $1.8 million, or 6.5%, during the three month period ended March 31, 2018 from the comparable period in 2017.  Premiums from the Medicare supplement line of business increased $1.5 million, or 6.3%, during the three month period ended March 31, 2018, due primarily to successful execution of new business generating strategies with both new and existing agents.  Other health product premiums increased $0.4 million, or 26.1%, during the same comparable period, primarily as a result of new sales of the company’s disability income and group health products. Premiums from the life insurance line of business decreased $0.1 million, or 3.5%, during the three month period ended March 31, 2018 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  Medicare supplement premiums ceded under the reinsurance agreement during the three month periods ended March 31, 2018 and 2017 were approximately $13.8 million and $3.9 million, respectively.  The increase in ceded premiums was due to a significant increase in Medicare supplement gross earned premiums subject to the reinsurance agreement.

Benefits and losses increased $2.3 million, or 10.5%, during the three month period ended March 31, 2018 from the comparable period in 2017.  As a percentage of earned premiums, benefits and losses were 81.4% in the three month period ended March 31, 2018, compared to 78.4% in the three month period ended March 31, 2017.  The increase in the loss ratio was primarily attributable to unfavorable loss experience in the Medicare supplement line of business.  Throughout 2017 and continuing into the three month period ended March 31, 2018, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses decreased slightly during the three month period ended March 31, 2018 from the comparable period in 2017.  As a percentage of earned premiums, underwriting expenses were 29.3% in the three month period ended March 31, 2018, compared to 31.3% in the three month period ended March 31, 2017.  The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement, which reimbursed the company for a portion of its indirect underwriting expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.2 million, or 9.3%, during the three month period ended March 31, 2018 from the comparable period in 2017.  The increase in investment income was primarily attributable to a $0.2 million loss from the equity in earnings from investments in real estate partnerships during the three month period ended March 31, 2017 that did not recur in the comparable 2018 period.

The Company had net realized investment gains of $0.4 million during the three month period ended March 31, 2018, compared to net realized investment gains of $0.9 million in the three month period ended March 31, 2017.  The net realized investment gains in the three month periods ended March 31, 2018 and 2017 resulted from the disposition of several of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

UNREALIZED LOSSES ON EQUITY SECURITIES

As described above, on January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions.  As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized losses on equity securities still held of $4.4 million during the quarter ended March 31, 2018.  In accordance with then-applicable accounting guidance, the Company recognized changes in the fair value of equity securities then held through other comprehensive income during the quarter ended March 31, 2017.

INTEREST EXPENSE

Interest expense increased slightly during the three month period ended March 31, 2018 from the comparable period in 2017.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $0.5 million, or 3.9%, during the three month period ended March 31, 2018 from the comparable period in 2017.  The decrease in other expenses was primarily attributable to a $0.3 million decrease in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 31.4% in the three month period ended March 31, 2018 from 33.8% in the three month period ended March 31, 2017.  The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses and the decrease in the variable commission accrual.

LIQUIDITY AND CAPITAL RESOURCES

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements.  Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges.  The Company’s primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets.  The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and operating expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2018, the Parent had approximately $16.0 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported a statutory net loss of $0.5 million for the three month period ended March 31, 2018, compared to statutory net income of $0.4 million for the three month period ended March 31, 2017.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2018, American Southern had $43.2 million of statutory surplus and Bankers Fidelity had $31.7 million of statutory surplus. In 2018, dividend payments by the Parent’s insurance subsidiaries in excess of $4.8 million would require prior approval.  Through March 31, 2018, the Parent received dividends of $1.2 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2018, the effective interest rate was 5.98%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  As of March 31, 2018, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2018, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2018, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $24.5 million at December 31, 2017 to $8.4 million at March 31, 2018. The decrease in cash and cash equivalents during the three month period ended March 31, 2018 was primarily attributable to net cash used in operating activities of $6.9 million, a $9.1 million decrease resulting from investment purchases exceeding the sale and maturity of securities and the purchase of shares for treasury for $0.2 million.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws.  Statements, to the extent they are not statements of historical facts, should be considered forward-looking statements, and are subject to various risks and uncertainties.  Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws.  The Company’s actual results could differ materially from the results anticipated in these forward-looking statements as a result of such risks and uncertainties, including those identified in filings made by the Company from time to time with the Securities and Exchange Commission.  In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2018	13,962	$3.50	13,962	530,480
February 1 – February 28, 2018	4,331	3.48	4,331	526,149
March 1 – March 31, 2018	4,412	3.38	4,412	521,737
Total	22,705	$3.47	22,705

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date:	May 11, 2018	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)