Form 10-Q
period 2018-06-30
ATLANTIC AMERICAN CORP
filed 2018-08-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on August 3, 2018 was 20,249,483.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.     Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited June 30, 2018	December 31, 2017
Cash and cash equivalents	$7,487	$24,547
Investments:
Fixed maturities, available-for-sale (cost: $216,995 and $212,544)	208,856	215,108
Equity securities (cost: $10,918 and $10,918)	23,025	23,355
Other invested assets (cost: $11,417 and $5,626)	11,417	5,626
Policy loans	2,140	2,146
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	246,714	247,511
Receivables:
Reinsurance	23,659	17,613
Insurance premiums and other (net of allowance for doubtful accounts: $231 and $209)	19,379	13,241
Deferred income taxes, net	2,873	-
Deferred acquisition costs	34,193	32,694
Other assets	4,806	5,089
Intangibles	2,544	2,544
Total assets	$341,655	$343,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$87,240	$82,435
Unearned premiums	30,628	23,449
Losses and claims	72,075	65,689
Other policy liabilities	1,477	2,010
Total insurance reserves and policyholder funds	191,420	173,583
Accounts payable and accrued expenses	14,830	22,342
Deferred income taxes, net	-	593
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	239,988	230,256

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,263,221 and 20,449,531	22,401	22,401
Additional paid-in capital	57,416	57,495
Retained earnings	36,273	30,993
Accumulated other comprehensive income (loss)	(6,429)	9,751
Unearned stock grant compensation	(322)	(579)
Treasury stock, at cost: 2,137,673 and 1,951,363 shares	(7,727)	(7,133)
Total shareholders’ equity	101,667	112,983
Total liabilities and shareholders’ equity	$341,655	$343,239

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Insurance premiums	$42,845	$40,120	$85,047	$80,902
Investment income	2,537	2,085	4,896	4,244
Realized investment gains (losses), net	(57)	1,396	313	2,279
Unrealized gains (losses) on equity securities, net	4,089	-	(330)	-
Other income	29	31	57	66
Total revenue	49,443	43,632	89,983	87,491

Benefits and expenses:
Insurance benefits and losses incurred	32,219	27,032	65,391	57,029
Commissions and underwriting expenses	9,715	11,010	19,734	21,624
Interest expense	506	424	968	833
Other expense	2,970	2,981	6,208	6,167
Total benefits and expenses	45,410	41,447	92,301	85,653
Income (loss) before income taxes	4,033	2,185	(2,318)	1,838
Income tax expense (benefit)	848	725	(479)	599
Net income (loss)	3,185	1,460	(1,839)	1,239
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$3,085	$1,360	$(2,038)	$1,040

Earnings (loss) per common share (basic and diluted)	$.15	$.07	$(.10)	$.05

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$3,185	$1,460	$(1,839)	$1,239
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	(3,616)	176	(10,390)	4,419
Related income tax effect	760	(62)	2,182	(1,547)
Less: reclassification adjustment for net realized (gains) losses included in net income (loss)	57	(1,396)	(313)	(2,279)
Related income tax effect	(12)	489	66	798
Total other comprehensive income (loss), net of tax	(2,811)	(793)	(8,455)	1,391
Total comprehensive income (loss)	$374	$667	$(10,294)	$2,630

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Six Months Ended June 30, 2018	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2017	$55	$22,401	$57,495	$30,993	$9,751	$(579)	$(7,133)	$112,983
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	9,825	(9,825)	-	-	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	-	(2,100)	2,100	-	-	-
Net loss	-	-	-	(1,839)	-	-	-	(1,839)
Other comprehensive loss, net of tax	-	-	-	-	(8,455)	-	-	(8,455)
Dividends on common stock	-	-	-	(407)	-	-	-	(407)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Restricted stock grants	-	-	(88)	-	-	135	(47)	-
Amortization of unearned compensation	-	-	-	-	-	122	-	122
Purchase of shares for treasury	-	-	-	-	-	-	(557)	(557)
Issuance of shares under stock plans	-	-	9	-	-	-	10	19
Balance, June 30, 2018	$55	$22,401	$57,416	$36,273	$(6,429)	$(322)	$(7,727)	$101,667

Six Months Ended June 30, 2017
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net income	-	-	-	1,239	-	-	-	1,239
Other comprehensive income, net of tax	-	-	-	-	1,391	-	-	1,391
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(199)	-	-	-	(199)
Amortization of unearned compensation	-	-	-	-	-	183	-	183
Purchase of shares for treasury	-	-	-	-	-	-	(191)	(191)
Issuance of shares under stock plans	-	-	9	-	-	-	6	15
Balance, June 30, 2017	$55	$22,401	$57,123	$27,904	$7,221	$(245)	$(6,923)	$107,536

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,839)	$1,239
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred acquisition costs	6,278	6,076
Acquisition costs deferred	(7,777)	(8,357)
Realized investment gains, net	(313)	(2,279)
Unrealized losses on equity securities, net	330	-
Distributions received from equity method investees	202	58
Compensation expense related to share awards	122	183
Depreciation and amortization	532	793
Deferred income tax benefit	(1,218)	(464)
Increase in receivables, net	(12,691)	(14,648)
Increase in insurance reserves	17,837	14,101
Decrease in other liabilities	(7,712)	(2,314)
Other, net	(147)	(90)
Net cash used in operating activities	(6,396)	(5,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	25,849	37,213
Proceeds from investments matured, called or redeemed	3,985	8,034
Investments purchased	(39,329)	(39,487)
Additions to property and equipment	(224)	(82)
Net cash (used in) provided by investing activities	(9,719)	5,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(407)	(408)
Proceeds from shares issued under stock plans	19	15
Purchase of shares for treasury	(557)	(191)
Net cash used in financing activities	(945)	(584)

Net decrease in cash and cash equivalents	(17,060)	(608)
Cash and cash equivalents at beginning of period	24,547	13,252
Cash and cash equivalents at end of period	$7,487	$12,644

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$941	$827
Cash paid for income taxes	$1,412	$100

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The Company’s financial condition and results of operations and cash flows as of and for the three month and six month periods ended June 30, 2018 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2018 or for any other future period.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The issues addressed in ASU 2016-15 are:  1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination,  4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle.  The Company adopted ASU 2016-15 as of January 1, 2018, which impacted the classification of distributions from equity method investees. The Company made the election to use the nature of distributions approach.  For the six month period ended June 30, 2018,  the Company classified distributions from equity method investees of $202 as cash flows from operating activities and reclassified $58 as cash flows from investing activities to cash flows from operating activities for the six month period ended June 30, 2017, in its consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services.  The Company adopted ASU No. 2014-09 as of January 1, 2018. For the six months ended June 30, 2018, approximately $57, or less than one-tenth of 1% of the Company’s total revenues, were within the scope of this updated guidance.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Note 3.	Investments

The following tables set forth the carrying value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2018 and December 31, 2017.

Fixed maturities were comprised of the following:

	June 30, 2018
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,776	$12	$1,089	$28,853
Obligations of states and political subdivisions	9,363	346	88	9,105
Corporate securities:
Utilities and telecom	18,963	1,030	859	18,792
Financial services	51,649	1,070	2,145	52,724
Other business – diversified	47,222	312	2,802	49,712
Other consumer – diversified	53,691	91	4,017	57,617
Total corporate securities	171,525	2,503	9,823	178,845
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$208,856	$2,861	$11,000	$216,995

	December 31, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$149	$511	$31,517
Obligations of states and political subdivisions	10,809	630	1	10,180
Corporate securities:
Utilities and telecom	21,882	1,709	130	20,303
Financial services	53,686	2,049	453	52,090
Other business – diversified	44,184	1,024	1,349	44,509
Other consumer – diversified	53,200	924	1,477	53,753
Total corporate securities	172,952	5,706	3,409	170,655
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$215,108	$6,485	$3,921	$212,544

Bonds having an amortized cost of $10,647 and $11,178 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2018 and December 31, 2017, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	June 30, 2018
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,509	$545	$-	$964
Financial services	5,553	769	-	4,784
Other business – diversified	282	235	-	47
Other consumer – diversified	15,681	10,558	-	5,123
Total equity securities	$23,025	$12,107	$-	$10,918

	December 31, 2017
	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,588	$624	$-	$964
Financial services	5,634	851	-	4,783
Other business – diversified	297	250	-	47
Other consumer – diversified	15,836	10,712	-	5,124
Total equity securities	$23,355	$12,437	$-	$10,918

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2018 and December 31, 2017 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018		December 31, 2017
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,900	$3,900	$1,653	$1,655
Due after one year through five years	18,131	18,413	13,738	14,056
Due after five years through ten years	124,530	129,930	112,847	112,116
Due after ten years	45,459	47,123	67,328	64,928
Varying maturities	16,836	17,629	19,542	19,789
Totals	$208,856	$216,995	$215,108	$212,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$11,636	$359	$14,630	$730	$26,266	$1,089
Obligations of states and political subdivisions	3,982	88	-	-	3,982	88
Corporate securities	109,673	6,062	29,694	3,761	139,367	9,823
Total temporarily impaired securities	$125,291	$6,509	$44,324	$4,491	$169,615	$11,000

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,175	$162	$12,737	$349	$24,912	$511
Obligations of states and political subdivisions	999	1	-	-	999	1
Corporate securities	40,108	653	32,667	2,756	72,775	3,409
Total temporarily impaired securities	$53,282	$816	$45,404	$3,105	$98,686	$3,921

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

As of June 30, 2018 and December 31, 2017, there were one hundred thirty-one and sixty-nine securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the six month period ended June 30, 2018, was primarily attributable to the rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2018.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of June 30, 2018 and December 31, 2017, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,346 and $1,369, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$207,510		$1,346	(1)	$208,856
Equity securities	17,704	5,321	(1)	-		23,025
Cash equivalents	6,648	-		-		6,648
Total	$24,352	$212,831		$1,346		$238,529

(1)	All underlying securities are financial service industry related.

As of December 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$-	$213,739		$1,369	(1)	$215,108
Equity securities	17,973	5,382	(1)	-		23,355
Cash equivalents	13,855	-		-		13,855
Total	$31,828	$219,121		$1,369		$252,318

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and six month periods ended June 30, 2018 and 2017.

Fixed Maturities
Balance, December 31, 2017	$1,369
Total unrealized losses included in other comprehensive loss	(30)
Balance, March 31, 2018	1,339
Total unrealized gains included in other comprehensive loss	7
Balance, June 30, 2018	$1,346

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	1,302
Total unrealized gains included in other comprehensive income	30
Balance, June 30, 2017	$1,332

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

The following table is a summary of realized investment gains (losses) for the three month and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross gains	$247	$1,409	$617	$2,340
Gross losses	(304)	(13)	(304)	(61)
Realized investment gains (losses), net	$(57)	$1,396	$313	$2,279

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and six month periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net gains (losses) recognized during the period on equity securities	$4,089	$-	$(330)	$-
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$4,089	$-	$(330)	$-

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2018 and December 31, 2017.

		June 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$7,487	$7,487	$24,547	$24,547
Fixed maturities	(1)	208,856	208,856	215,108	215,108
Equity securities	(1)	23,025	23,025	23,355	23,355
Other invested assets	Level 3	11,417	11,417	5,626	5,626
Policy loans	Level 2	2,140	2,140	2,146	2,146
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Six Months Ended June 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$47,997	$49,556
Less: Reinsurance recoverable on unpaid losses	(7,220)	(9,806)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	40,777	39,750

Incurred related to:
Current accident year	18,531	17,306
Prior accident year development (1)	(659)	(1,090)
Total incurred	17,872	16,216

Paid related to:
Current accident year	5,736	5,631
Prior accident years	10,363	10,065
Total paid	16,099	15,696
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	42,550	40,270
Plus: Reinsurance recoverable on unpaid losses	7,760	10,027
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$50,310	$50,297

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

Medicare Supplement Insurance Products	Six Months Ended June 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$15,859	$11,263
Less: Reinsurance recoverable on unpaid losses	(4,748)	(990)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	11,111	10,273

Incurred related to:
Current accident year	39,951	33,674
Prior accident year development	606	587
Total incurred	40,557	34,261

Paid related to:
Current accident year	27,722	24,301
Prior accident years	11,006	9,706
Total paid	38,728	34,007
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	12,940	10,527
Plus: Reinsurance recoverable on unpaid losses	6,907	2,746
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$19,847	$13,273

Other Life and Health Insurance Products	Six Months Ended June 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,833	$1,743
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,833	1,743

Incurred related to:
Current accident year	4,748	3,995
Prior accident year development	(110)	(44)
Total incurred	4,638	3,951

Paid related to:
Current accident year	3,050	2,685
Prior accident years	1,503	1,524
Total paid	4,553	4,209
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,918	1,485
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,918	$1,485

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2018	2017
Total incurred losses	$63,067	$54,428
Cash surrender value and matured endowments	707	817
Benefit reserve changes	1,617	1,784
Total insurance benefits and losses incurred	$65,391	$57,029

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2018 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed	$18,042	$23,196
Balance June 30, 2018	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance June 30, 2018	$18,042	$15,696
Net balance December 31, 2017	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2018
	Income	Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$3,185	20,286
Less preferred stock dividends	(100)
Net income applicable to common shareholders	3,085	20,286	$.15
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$3,185	21,664	$.15

	Three Months Ended June 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,460	20,412
Less preferred stock dividends	(100)	-
Net income applicable to common shareholders	$1,360	20,412	$.07

	Six Months Ended June 30, 2018
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,839)	20,352
Less preferred stock dividends	(199)	-
Net loss applicable to common shareholders	$(2,038)	20,352	$(.10)

	Six Months Ended June 30, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,239	20,422
Less preferred stock dividends	(199)	-
Net income applicable to common shareholders	$1,040	20,422	$.05

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented, except for the three month period ended June 30, 2018, since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Federal income tax provision at statutory rate of 21% and 35% for 2018 and 2017, respectively	$847	$764	$(487)	$643
Dividends-received deduction	(10)	(24)	(20)	(48)
Small life insurance company deduction	-	(30)	-	(30)
Other permanent differences	11	15	28	34
Income tax expense (benefit)	$848	$725	$(479)	$599

The components of income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Current - Federal	$703	$1,063	$739	$1,063
Deferred - Federal	145	(338)	(1,218)	(464)
Total	$848	$725	$(479)	$599

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2018 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2017 resulted from the DRD and the small life insurance company deduction (“SLD”), which was subsequently repealed by tax reform enacted on December 22, 2017. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year was reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeded $3,000 and was ultimately phased out at $15,000.

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

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before income taxes for each business unit for the three month and six month periods ended June 30, 2018 and 2017.

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
American Southern	$14,643	$14,054	$28,176	$28,355
Bankers Fidelity	31,641	28,559	61,754	58,096
Corporate and Other	3,159	1,019	53	1,040
Total revenue	$49,443	$43,632	$89,983	$87,491

Income (Loss) Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
American Southern	$1,929	$1,931	$2,897	$4,081
Bankers Fidelity	261	623	(2,274)	(212)
Corporate and Other	1,843	(369)	(2,941)	(2,031)
Income (loss) before income taxes	$4,033	$2,185	$(2,318)	$1,838

Note 11.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the balance of the only component of accumulated other comprehensive income (loss) as of June 30, 2018 and December 31, 2017, and the changes in the balance of that component thereof during the six month period ended June 30, 2018, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2017	$9,751
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(9,825)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	2,100
Total effect of adoption of updated accounting guidance at January 1, 2018	(7,725)
Other comprehensive loss before reclassifications	(8,208)
Amounts reclassified from accumulated other comprehensive loss	(247)
Net current period other comprehensive loss	(8,455)
Balance, June 30, 2018	$(6,429)

Note 12.	Related Party Transactions

For the six month periods ended June 30, 2018 and 2017, Gray Television, Inc., a related party, paid the Company approximately $207 and $296, respectively, in employer paid insurance premiums related to a group accident plan.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2018. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2018 and the comparable periods in 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Insurance premiums	$42,845	$40,120	$85,047	$80,902
Investment income	2,537	2,085	4,896	4,244
Realized investment gains (losses), net	(57)	1,396	313	2,279
Unrealized gains (losses) on equity securities, net	4,089	-	(330)	-
Other income	29	31	57	66
Total revenue	49,443	43,632	89,983	87,491
Insurance benefits and losses incurred	32,219	27,032	65,391	57,029
Commissions and underwriting expenses	9,715	11,010	19,734	21,624
Other expense	2,970	2,981	6,208	6,167
Interest expense	506	424	968	833
Total benefits and expenses	45,410	41,447	92,301	85,653
Income (loss) before income taxes	$4,033	$2,185	$(2,318)	$1,838
Net income (loss)	$3,185	$1,460	$(1,839)	$1,239

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

A reconciliation of net income (loss) to operating income (loss) for the three month and six month periods ended June 30, 2018 and the comparable period in 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$3,185	$1,460	$(1,839)	$1,239
Income tax expense (benefit)	848	725	(479)	599
Realized investment (gains) losses, net	57	(1,396)	(313)	(2,279)
Unrealized (gains) losses on equity securities, net	(4,089)	-	330	-
Operating income (loss)	$1	$789	$(2,301)	$(441)

On a consolidated basis, the Company had net income of $3.2 million, or $0.15 per diluted share, for the three month period ended June 30, 2018, compared to net income of $1.5 million, or $0.07 per diluted share, for the three month period ended June 30, 2017.  The Company had a net loss of $1.8 million, or $0.10 per diluted share, for the six month period ended June 30, 2018, compared to net income of $1.2 million, or $0.05 per diluted share, for the six month period ended June 30, 2017.  Premium revenue for the three month period ended June 30, 2018 increased $2.7 million, or 6.8%, to $42.8 million from $40.1 million in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, premium revenue increased $4.1 million, or 5.1%, to $85.0 million from $80.9 million in the comparable 2017 period.  The increase in premium revenue for the three month and six month periods ended June 30, 2018 was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating income decreased $0.8 million in the three month period ended June 30, 2018 from the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, the operating loss increased $1.9 million over the comparable period in 2017.  The change in operating income (loss) during the three month and six month periods ended June 30, 2018 was primarily due to unfavorable loss experience in both the property and casualty and the life and health operations. Partially offsetting the increase in operating loss for the three month and six month periods ended June 30, 2018 was an increase in investment income attributable to an increase in the equity in earnings from investments in real estate partnerships during the three month and six month periods ended June 30, 2018 of $0.4 million and $0.6 million, respectively, over the comparable periods of 2017.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2018 and the comparable periods in 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross written premiums	$28,501	$29,688	$35,342	$36,985
Ceded premiums	(1,228)	(1,205)	(2,431)	(2,354)
Net written premiums	$27,273	$28,483	$32,911	$34,631
Net earned premiums	$13,542	$13,131	$26,249	$26,222
Net loss and loss adjustment expenses	8,695	7,932	17,872	16,216
Underwriting expenses	4,019	4,191	7,406	8,058
Underwriting income	$828	$1,008	$971	$1,948
Loss ratio	64.2%	60.4%	68.1%	61.8%
Expense ratio	29.7	31.9	28.2	30.7
Combined ratio	93.9%	92.3%	96.3%	92.5%

Gross written premiums at American Southern decreased $1.2 million, or 4.0%, during the three month period ended June 30, 2018, and $1.6 million, or 4.4%, during the six month period ended June 30, 2018, from the comparable periods in 2017.  The decrease in gross written premiums for the three month and six month periods ended June 30, 2018 was primarily attributable to a decline in premiums written in the surety line of business as a result of increased competition. Also contributing to the decrease in gross written premiums for the six month period ended June 30, 2018 was the non-renewal of one agency during the first quarter.

Ceded premiums increased slightly during the three month period ended June 30, 2018 and $0.1 million, or 3.3%, during the six month period ended June 30, 2018, over the comparable periods in 2017 due primarily to an increase in earned premiums in certain accounts within the automobile liability and automobile physical damage lines of business, which are subject to reinsurance.  Also contributing to the increase was a slight reinsurance rate increase in the automobile liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2018 and the comparable periods in 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Automobile liability	$7,380	$6,804	$14,245	$14,132
Automobile physical damage	2,897	2,629	5,352	4,873
General liability	715	736	1,453	1,466
Surety	1,778	2,241	3,712	4,327
Other lines	772	721	1,487	1,424
Total	$13,542	$13,131	$26,249	$26,222

Net earned premiums increased $0.4 million, or 3.1%, during the three month period ended June 30, 2018, and increased slightly during the six month period ended June 30, 2018, over the comparable periods in 2017.  The increase in net earned premiums for the three month and six month periods ended June 30, 2018 was primarily attributable to increases in the automobile liability and automobile physical damage lines of businesses. Partially offsetting this variance was a decline in premiums written in the surety line of business, as discussed above.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $0.8 million, or 9.6%, during the three month period ended June 30, 2018, and $1.7 million, or 10.2%, during the six month period ended June 30, 2018, over the comparable periods in 2017.  As a percentage of earned premiums, net loss and loss adjustment expenses were 64.2% in the three month period ended June 30, 2018, compared to 60.4% in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, this ratio increased to 68.1% from 61.8% in the comparable period of 2017.  The increase in the loss ratio was primarily due to an increase in the frequency and severity of claims in the automobile liability and automobile physical damage lines of business during the three month and six month periods ended June 30, 2018.  Partially offsetting the increase in the loss ratio during the three month and six month periods ended June 30, 2018 was more favorable loss experience in the general liability line of business.

Underwriting expenses decreased $0.2 million, or 4.1%, during the three month period ended June 30, 2018 from the three month period ended June 30, 2017, and $0.7 million, or 8.1%, during the six month period ended June 30, 2018, from the comparable period in 2017.  As a percentage of earned premiums, underwriting expenses were 29.7% in the three month period ended June 30, 2018, compared to 31.9% in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, this ratio decreased to 28.2% from 30.7% in the comparable period of 2017.  The change in the expense ratio for the three month and six month periods ended June 30, 2018 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month and six month periods ended June 30, 2018, variable commissions at American Southern decreased $0.1 million and $0.4 million, respectively, from the comparable periods in 2017 due to less favorable loss experience from accounts subject to variable commissions.  Also contributing to the decrease in variable commissions was a decline in premiums written in the surety line of business during the three month period ended June 30, 2018.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2018 and the comparable periods in 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Medicare supplement	$25,313	$22,794	$50,669	$46,645
Other health products	1,745	1,644	3,591	3,108
Life insurance	2,245	2,551	4,538	4,927
Total earned premiums	29,303	26,989	58,798	54,680
Insurance benefits and losses	23,524	19,100	47,519	40,813
Underwriting expenses	7,857	8,837	16,509	17,495
Total expenses	31,381	27,937	64,028	58,308
Underwriting loss	$(2,078)	$(948)	$(5,230)	$(3,628)
Loss ratio	80.3%	70.8%	80.8%	74.6%
Expense ratio	26.8	32.7	28.1	32.0
Combined ratio	107.1%	103.5%	108.9%	106.6%

Premium revenue at Bankers Fidelity increased $2.3 million, or 8.6%, during the three month period ended June 30, 2018, and $4.1 million, or 7.5%, during the six month period ended June 30, 2018, over the comparable periods in 2017.  Premiums from the Medicare supplement line of business increased $2.5 million, or 11.1%, during the three month period ended June 30, 2018, and $4.0 million, or 8.6%, during the six month period ended June 30, 2018, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.1 million and $0.5 million, respectively, during the same comparable periods, primarily as a result of new sales of the company’s hospital indemnity, disability income and group health products. Premiums from the life insurance line of business decreased $0.3 million, or 12.0%, during the three month period ended June 30, 2018, and $0.4 million, or 7.9%, during the six month period ended June 30, 2018 from the comparable 2017 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  Premiums ceded during the three month periods ended June 30, 2018 and 2017 were approximately $15.0 million and $7.2 million, respectively.  For the six month periods ended June 30, 2018 and 2017, premiums ceded were approximately $28.8 million and $11.1 million, respectively.  The increase in ceded premiums for the three month and six month periods ended June 30, 2018 was due to a significant increase in Medicare supplement gross earned premiums subject to the reinsurance agreement.

Benefits and losses increased $4.4 million, or 23.2%, during the three month period ended June 30, 2018, and $6.7 million, or 16.4%, during the six month period ended June 30, 2018, over the comparable periods in 2017.  As a percentage of earned premiums, benefits and losses were 80.3% in the three month period ended June 30, 2018, compared to 70.8% in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, this ratio increased to 80.8% from 74.6% in the comparable period of 2017.  The increase in the loss ratio for the three month and six month periods ended June 30, 2018 was primarily attributable to unfavorable loss experience in the Medicare supplement line of business.  Throughout 2017 and continuing into the six month period ended June 30, 2018, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses decreased $1.0 million, or 11.1%, during the three month period ended June 30, 2018 and $1.0 million, or 5.6%, during the six month period ended June 30, 2018, from the comparable periods in 2017.  As a percentage of earned premiums, underwriting expenses were 26.8% in the three month period ended June 30, 2018, compared to 32.7% in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, this ratio decreased to 28.1% from 32.0% in the comparable period of 2017.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2018 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement, which reimbursed the company for a portion of its indirect underwriting expenses.

INVESTMENT INCOME AND REALIZED GAINS

Investment income increased $0.5 million, or 21.7%, during the three month period ended June 30, 2018, and $0.7 million, or 15.4%, during the six month period ended June 30, 2018, over the comparable periods in 2017.  The increase in investment income was primarily attributable to an increase in the equity in earnings from investments in real estate partnerships during the three month and six month periods ended June 30, 2018 of $0.4 million and $0.6 million, respectively, over the comparable periods of 2017.

The Company had net realized investment losses of $0.1 million during the three month period ended June 30, 2018, compared to net realized investment gains of $1.4 million in the three month period ended June 30, 2017.  The Company had net realized investment gains of $0.3 million during the six month period ended June 30, 2018, compared to net realized investment gains of $2.3 million in the six month period ended June 30, 2017.  The net realized investment losses in the three month period ended June 30, 2018 resulted from the disposition of certain of the Company’s investments in fixed maturities in the financial services sector.  The net realized investment gains in the six month period ended June 30, 2018 resulted from the disposition of several of the Company’s investments in fixed maturities.  The net realized investment gains in the three month and six month periods ended June 30, 2017 were primarily attributable to gains from the sale of certain equity securities and a number of the Company’s investments in fixed maturities.    Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

UNREALIZED LOSSES ON EQUITY SECURITIES

As described in Note 2 of the Condensed Consolidated Financial Statements, on January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions.  As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized gains on equity securities still held of $4.1 million during the three month period ended June 30, 2018 and unrealized losses on equity securities still held of $0.3 million during the six month period ended June 30, 2018.  In accordance with then-applicable accounting guidance, the Company recognized changes in the fair value of equity securities then held through other comprehensive income during the three month and six month periods ended June 30, 2017.

INTEREST EXPENSE

Interest expense increased $0.1 million, or 19.3%, during the three month period ended June 30, 2018, and $0.1 million, or 16.2%, during the six month period ended June 30, 2018, over the comparable periods in 2017.  The increase in interest expense for the three month and six month periods ended June 30, 2018 was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.3 million, or 9.3%, during the three month period ended June 30, 2018, and $1.8 million, or 6.7%, during the six month period ended June 30, 2018, from the comparable periods in 2017.  The decrease in other expenses for the three month and six month periods ended June 30, 2018 was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company’s indirect underwriting expenses.  Also contributing to the decrease in other expenses for the three month and six month periods ended June 30, 2018 was a decrease of $0.1 million and $0.4 million, respectively, in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 29.6% in the three month period ended June 30, 2018 from 34.9% in the three month period ended June 30, 2017.  For the six month period ended June 30, 2018, this ratio decreased to 30.5% from 34.4% in the comparable period of 2017.  The decrease in the expense ratio for the three month and six month periods ended June 30, 2018 was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses and the decrease in the variable commission accrual.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2018 resulted from the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and six month periods ended June 30, 2017 resulted from the DRD in addition to the small life insurance company deduction (“SLD”), which was subsequently repealed by tax reform enacted on December 22, 2017. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year was reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeded $3.0 million and was ultimately phased out at $15.0 million.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At June 30, 2018, the Parent had approximately $17.7 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net loss of $1.0 million for the six month period ended June 30, 2018 compared to statutory net income of $0.5 million for the six month period ended June 30, 2017.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At June 30, 2018, American Southern had $43.9 million of statutory surplus and Bankers Fidelity had $31.7 million of statutory surplus. In 2018, dividend payments by the Parent’s insurance subsidiaries in excess of $4.8 million would require prior approval.  Through June 30, 2018, the Parent received dividends of $2.4 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At June 30, 2018, the effective interest rate was 6.39%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2018, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At June 30, 2018, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Cash and cash equivalents decreased from $24.5 million at December 31, 2017 to $7.5 million at June 30, 2018. The decrease in cash and cash equivalents during the six month period ended June 30, 2018 was primarily attributable to net cash used in operating activities of $6.4 million, a $9.5 million decrease resulting from investment purchases exceeding the sale and maturity of securities and the purchase of shares for treasury for $0.6 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2018. Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2018	6,090	$3.35	6,090	515,647
May 1 – May 31, 2018	13,130	2.92	13,130	502,517
June 1 – June 30, 2018	19,934	2.77	19,934	482,583
Total	39,154	$2.91	39,154

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date:	August 14, 2018	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)