Form 10-Q
period 2018-09-30
ATLANTIC AMERICAN CORP
filed 2018-11-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on November 2, 2018 was 20,199,314.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30,	December 31,
	2018	2017
Cash and cash equivalents	$10,038	$24,547
Investments:
Fixed maturities, available-for-sale (cost: $215,698 and $212,544)	207,138	215,108
Equity securities (cost: $10,515 and $10,918)	23,705	23,355
Other invested assets	10,817	5,626
Policy loans	2,084	2,146
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	245,020	247,511
Receivables:
Reinsurance	24,022	17,613
Insurance premiums and other (net of allowance for doubtful accounts: $216 and $209)	14,972	13,241
Deferred income taxes, net	3,077	-
Deferred acquisition costs	34,934	32,694
Other assets	4,942	5,089
Intangibles	2,544	2,544
Total assets	$339,549	$343,239
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$88,437	$82,435
Unearned premiums	26,272	23,449
Losses and claims	71,816	65,689
Other policy liabilities	1,288	2,010
Total insurance reserves and policyholder funds	187,813	173,583
Accounts payable and accrued expenses	15,880	22,342
Deferred income taxes, net	-	593
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	237,431	230,256

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,218,836 and 20,449,531	22,401	22,401
Additional paid-in capital	57,419	57,495
Retained earnings	37,107	30,993
Accumulated other comprehensive income (loss)	(6,762)	9,751
Unearned stock grant compensation	(252)	(579)
Treasury stock, at cost: 2,182,058 and 1,951,363 shares	(7,850)	(7,133)
Total shareholders’ equity	102,118	112,983
Total liabilities and shareholders’ equity	$339,549	$343,239

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Insurance premiums	$42,557	$42,094	$127,604	$122,996
Net investment income	2,215	2,136	7,111	6,380
Realized investment gains, net	484	539	797	2,818
Unrealized gains on equity securities, net	1,083	-	753	-
Other income	31	29	88	95
Total revenue	46,370	44,798	136,353	132,289

Benefits and expenses:
Insurance benefits and losses incurred	33,087	30,417	98,478	87,446
Commissions and underwriting expenses	8,722	10,176	28,456	31,800
Interest expense	529	440	1,497	1,273
Other expense	2,960	3,134	9,168	9,301
Total benefits and expenses	45,298	44,167	137,599	129,820
Income (loss) before income taxes	1,072	631	(1,246)	2,469
Income tax expense (benefit)	138	(116)	(341)	483
Net income (loss)	934	747	(905)	1,986
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income (loss) applicable to common shareholders	$834	$647	$(1,204)	$1,687

Earnings (loss) per common share (basic and diluted)	$.04	$.03	$(.06)	$.08
Dividends per common share	$-	$-	$.02	$.02

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$934	$747	$(905)	$1,986
Other comprehensive income (loss):
Available-for-sale securities:
Gross unrealized holding gain (loss) arising in the period	63	2,852	(10,327)	7,271
Related income tax effect	(13)	(997)	2,169	(2,544)
Subtotal	50	1,855	(8,158)	4,727
Less: reclassification adjustment for net realized losses included in net income (loss)	(484)	(539)	(797)	(2,818)
Related income tax effect	101	188	167	986
Subtotal	(383)	(351)	(630)	(1,832)
Total other comprehensive income (loss), net of tax	(333)	1,504	(8,788)	2,895
Total comprehensive income (loss)	$601	$2,251	$(9,693)	$4,881

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Nine Months Ended September 30, 2018	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2017	$55	$22,401	$57,495	$30,993	$9,751	$(579)	$(7,133)	$112,983
Cumulative effect of adoption of accounting guidance for equity financial instruments at January 1, 2018	-	-	-	9,825	(9,825)	-	-	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	-	(2,100)	2,100	-	-	-
Net loss	-	-	-	(905)	-	-	-	(905)
Other comprehensive loss, net of tax	-	-	-	-	(8,788)	-	-	(8,788)
Dividends on common stock	-	-	-	(407)	-	-	-	(407)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants, net	-	-	(88)	-	-	135	(47)	-
Amortization of unearned compensation	-	-	-	-	-	192	-	192
Purchase of shares for treasury	-	-	-	-	-	-	(463)	(463)
Net shares acquired related to employee share-based compensation plans	-	-	-	-	-	-	(223)	(223)
Issuance of shares under stock plans	-	-	12	-	-	-	16	28
Balance, September 30, 2018	$55	$22,401	$57,419	$37,107	$(6,762)	$(252)	$(7,850)	$102,118

Nine Months Ended September 30, 2017
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net income	-	-	-	1,986	-	-	-	1,986
Other comprehensive income, net of tax	-	-	-	-	2,895	-	-	2,895
Dividends on common stock	-	-	-	(408)	-	-	-	(408)
Dividends accrued on preferred stock	-	-	-	(299)	-	-	-	(299)
Restricted stock grants	-	-	293	-	-	(522)	229	-
Amortization of unearned compensation	-	-	-	-	-	363	-	363
Purchase of shares for treasury	-	-	-	-	-	-	(546)	(546)
Issuance of shares under stock plans	-	-	13	-	-	-	10	23
Balance, September 30, 2017	$55	$22,401	$57,420	$28,551	$8,725	$(587)	$(7,045)	$109,520

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(905)	$1,986
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of deferred acquisition costs	8,986	8,696
Acquisition costs deferred	(11,226)	(11,880)
Realized investment gains, net	(797)	(2,818)
Unrealized losses on equity securities, net	(753)	-
Distributions received from equity method investees	725	58
Compensation expense related to share awards	192	363
Depreciation and amortization	783	1,149
Deferred income tax benefit	(1,335)	(423)
Increase in receivables, net	(7,882)	(8,289)
Increase in insurance reserves	14,230	12,513
Decrease in other liabilities	(6,760)	(2,096)
Other, net	(377)	(344)
Net cash used in operating activities	(5,119)	(1,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	28,177	52,702
Proceeds from investments matured, called or redeemed	4,577	8,982
Investments purchased	(40,827)	(63,346)
Additions to property and equipment	(252)	(101)
Net cash used in investing activities	(8,325)	(1,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(407)	(408)
Proceeds from shares issued under stock plans	28	23
Treasury stock acquired — share repurchase authorization	(463)	(546)
Treasury stock acquired — net employee share-based compensation	(223)	-
Net cash used in financing activities	(1,065)	(931)

Net decrease in cash and cash equivalents	(14,509)	(3,779)
Cash and cash equivalents at beginning of period	24,547	13,252
Cash and cash equivalents at end of period	$10,038	$9,473

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,471	$1,263
Cash paid for income taxes	$1,892	$1,400

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).  The Company’s financial condition and results of operations and cash flows as of and for the three month and nine month periods ended September 30, 2018 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2018 or for any other future period.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).  ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows.  The issues addressed in ASU 2016-15 are:  1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination,  4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle.  The Company adopted ASU 2016-15 as of January 1, 2018, which impacted the classification of distributions from equity method investees. The Company made the election to use the nature of distributions approach.  For the nine month period ended September 30, 2018,  the Company classified distributions from equity method investees of $725 as cash flows from operating activities and reclassified $58 as cash flows from investing activities to cash flows from operating activities for the nine month period ended September 30, 2017, in its consolidated statements of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services.  The Company adopted ASU No. 2014-09 as of January 1, 2018. For the nine months ended September 30, 2018, approximately $88, or less than one-tenth of 1% of the Company's total revenues, were within the scope of this updated guidance.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This guidance removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements.  This disclosure also includes the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although earlier adoption is permitted.  The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”).   This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures.  ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2020, although earlier adoption is permitted.  The Company has not yet determined the method or timing for adoption or estimated the impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”).  This guidance was issued to clarify the comparative reporting requirements for initial adoption and to provide an additional and optional transition method to adopt the new lease standard. The Company has not yet made an election on the optional transition method.  See Note 1 – Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in the Company's 2017 Annual Report for more information on the future adoption of the new lease accounting standard.  The Company does not expect the adoption of the new lease standard to have a material impact on its consolidated financial statements; however, it is expected that assets and liabilities will increase based on the present value of remaining lease payments for the minor number of leases which will be in place at the adoption date.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of September 30, 2018 and December 31, 2017.

Fixed maturities were comprised of the following:

	September 30, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,240	$7	$1,449	$27,682
Obligations of states and political subdivisions	8,224	259	135	8,100
Corporate securities:
Utilities and telecom	18,891	855	756	18,792
Financial services	51,517	1,031	2,142	52,628
Other business – diversified	47,267	240	2,668	49,695
Other consumer – diversified	54,807	87	3,889	58,609
Total corporate securities	172,482	2,213	9,455	179,724
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$207,138	$2,479	$11,039	$215,698

	December 31, 2017
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$149	$511	$31,517
Obligations of states and political subdivisions	10,809	630	1	10,180
Corporate securities:
Utilities and telecom	21,882	1,709	130	20,303
Financial services	53,686	2,049	453	52,090
Other business – diversified	44,184	1,024	1,349	44,509
Other consumer – diversified	53,200	924	1,477	53,753
Total corporate securities	172,952	5,706	3,409	170,655
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$215,108	$6,485	$3,921	$212,544

Bonds having an amortized cost of $9,896 and $11,178 and included in the tables above were on deposit with insurance regulatory authorities as of September 30, 2018 and December 31, 2017, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	September 30, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,602	$637	$-	$965
Financial services	4,770	390	-	4,380
Other business – diversified	320	273	-	47
Other consumer – diversified	17,013	11,890	-	5,123
Total equity securities	$23,705	$13,190	$-	$10,515

	December 31, 2017
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,588	$624	$-	$964
Financial services	5,634	851	-	4,783
Other business – diversified	297	250	-	47
Other consumer – diversified	15,836	10,712	-	5,124
Total equity securities	$23,355	$12,437	$-	$10,918

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2018 and December 31, 2017 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018		December 31, 2017
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,148	$3,150	$1,653	$1,655
Due after one year through five years	19,055	19,408	13,738	14,056
Due after five years through ten years	126,581	131,961	112,847	112,116
Due after ten years	42,251	43,970	67,328	64,928
Varying maturities	16,103	17,209	19,542	19,789
Totals	$207,138	$215,698	$215,108	$212,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,923	$178	$20,812	$1,271	$24,735	$1,449
Obligations of states and political subdivisions	4,402	135	-	-	4,402	135
Corporate securities	90,396	4,116	50,934	5,339	141,330	9,455
Total temporarily impaired securities	$98,721	$4,429	$71,746	$6,610	$170,467	$11,039

	December 31, 2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,175	$162	$12,737	$349	$24,912	$511
Obligations of states and political subdivisions	999	1	-	-	999	1
Corporate securities	40,108	653	32,667	2,756	72,775	3,409
Total temporarily impaired securities	$53,282	$816	$45,404	$3,105	$98,686	$3,921

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

As of September 30, 2018 and December 31, 2017, there were one hundred thirty-three and sixty-nine securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the nine month period ended September 30, 2018, was primarily attributable to the rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2018.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2018 and December 31, 2017, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,018 and $1,369, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$206,120		$1,018	(1)	$207,138
Equity securities	19,155	4,550	(1)	-		23,705
Cash equivalents	8,653	-		-		8,653
Total	$27,808	$210,670		$1,018		$239,496

(1)	All underlying securities are financial service industry related.

As of December 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$-	$213,739		$1,369	(1)	$215,108
Equity securities	17,973	5,382	(1)	-		23,355
Cash equivalents	13,855	-		-		13,855
Total	$31,828	$219,121		$1,369		$252,318

(1)	All underlying securities are financial service industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2018 and 2017.

Fixed Maturities
Balance, December 31, 2017	$1,369
Total unrealized losses included in other comprehensive loss	(30)
Balance, March 31, 2018	1,339
Total unrealized gains included in other comprehensive loss	7
Balance, June 30, 2018	1,346
Total realized gains included in earnings	208
Total unrealized losses included in other comprehensive loss	(53)
Settlements	(483)
Balance, September 30, 2018	$1,018

Fixed Maturities
Balance, December 31, 2016	$1,264
Total unrealized gains included in other comprehensive income	38
Balance, March 31, 2017	1,302
Total unrealized gains included in other comprehensive income	30
Balance, June 30, 2017	1,332
Total unrealized gains included in other comprehensive income	19
Balance, September 30, 2017	$1,351

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies that are not actively traded.  There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal.  Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

The following table is a summary of realized investment gains (losses) for the three month and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross gains	$484	$539	$1,101	$2,879
Gross losses	-	-	(304)	(61)
Realized investment gains, net	$484	$539	$797	$2,818

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and nine month periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net gains recognized during the period on equity securities	$1,355	$-	$1,025	$-
Less: Net losses recognized during the period on equity securities sold during the period	(272)	-	(272)	-
Net unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$1,083	$-	$753	$-

Note 4.	Fair Values of Financial Instruments

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2018 and December 31, 2017.

		September 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$10,038	$10,038	$24,547	$24,547
Fixed maturities	(1)	207,138	207,138	215,108	215,108
Equity securities	(1)	23,705	23,705	23,355	23,355
Other invested assets	Level 3	10,817	10,817	5,626	5,626
Policy loans	Level 2	2,084	2,084	2,146	2,146
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See Note 3 for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Nine Months Ended September 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$47,997	$49,556
Less: Reinsurance recoverable on unpaid losses	(7,220)	(9,806)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	40,777	39,750

Incurred related to:
Current accident year	30,339	27,359
Prior accident year development (1)	(1,795)	(1,480)
Total incurred	28,544	25,879

Paid related to:
Current accident year	10,716	9,858
Prior accident years	15,693	13,720
Total paid	26,409	23,578
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	42,912	42,051
Plus: Reinsurance recoverable on unpaid losses	6,928	9,455
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,840	$51,506

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

Medicare Supplement Insurance Products	Nine Months Ended September 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$15,859	$11,263
Less: Reinsurance recoverable on unpaid losses	(4,748)	(990)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	11,111	10,273

Incurred related to:
Current accident year	59,356	50,733
Prior accident year development	817	720
Total incurred	60,173	51,453

Paid related to:
Current accident year	46,734	40,801
Prior accident years	11,594	10,445
Total paid	58,328	51,246
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	12,956	10,480
Plus: Reinsurance recoverable on unpaid losses	7,340	3,640
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$20,296	$14,120

Other Life and Health Insurance Products	Nine Months Ended September 30,
	2018	2017
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,833	$1,743
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	1,833	1,743

Incurred related to:
Current accident year	6,729	6,226
Prior accident year development	(71)	(104)
Total incurred	6,658	6,122

Paid related to:
Current accident year	5,148	4,807
Prior accident years	1,663	1,500
Total paid	6,811	6,307
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	1,680	1,558
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$1,680	$1,558

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Nine Months Ended September 30,
	2018	2017
Total incurred losses	$95,375	$83,454
Cash surrender value and matured endowments	1,057	1,167
Benefit reserve changes	2,046	2,825
Total insurance benefits and losses incurred	$98,478	$87,446

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2018 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed September 30, 2018	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance September 30, 2018	$18,042	$15,696
Net balance December 31, 2017	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2018
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$934	20,420
Less: preferred stock dividends	(100)	-
Net income applicable to common shareholders	$834	20,420	$.04

	Three Months Ended September 30, 2017
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$747	20,440
Less: preferred stock dividends	(100)	-
Net income applicable to common shareholders	$647	20,440	$.03

	Nine Months Ended September 30, 2018
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(905)	20,314
Less: preferred stock dividends	(299)	-
Net loss applicable to common shareholders	$(1,204)	20,314	$(.06)

	Nine Months Ended September 30, 2017
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,986	20,428
Less: preferred stock dividends	(299)	-
Net income applicable to common shareholders	$1,687	20,428	$.08

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Federal income tax provision at statutory rate of 21% and 35% for 2018 and 2017, respectively	$225	$221	$(262)	$864
Dividends-received deduction	(10)	(23)	(30)	(71)
Small life insurance company deduction	-	(313)	-	(343)
Other permanent differences	22	18	50	52
Adjustment for prior years’ estimates to actual	(99)	(19)	(99)	(19)
Income tax expense (benefit)	$138	$(116)	$(341)	$483

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Current - Federal	$255	$(157)	$994	$906
Deferred - Federal	(117)	41	(1,335)	(423)
Total	$138	$(116)	$(341)	$483

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2018 resulted from provision-to-filed return adjustments, as described below, and the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2017 resulted from the DRD and the small life insurance company deduction (“SLD”), which was subsequently repealed by tax reform enacted on December 22, 2017. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year was reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeded $3,000 and was ultimately phased out at $15,000.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $99 and $19 in the three month and nine month periods ended September 30, 2018 and 2017, respectively.

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

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the revenue and income (loss) before income taxes for each business unit for the three month and nine month periods ended September 30, 2018 and 2017.

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
American Southern	$13,998	$15,047	$42,174	$43,402
Bankers Fidelity	31,196	29,661	92,950	87,757
Corporate and Other	1,176	90	1,229	1,130
Total revenue	$46,370	$44,798	$136,353	$132,289

Income (Loss) Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
American Southern	$995	$1,860	$3,892	$5,941
Bankers Fidelity	512	402	(1,762)	190
Corporate and Other	(435)	(1,631)	(3,376)	(3,662)
Income (loss) before income taxes	$1,072	$631	$(1,246)	$2,469

Note 11.	Accumulated Other Comprehensive Income (Loss)

The following table sets forth the balance of the only component of accumulated other comprehensive income (loss) as of September 30, 2018 and December 31, 2017, and the changes in the balance of that component thereof during the nine month period ended September 30, 2018, net of taxes.

Unrealized Gains on Available-for- Sale Securities
Balance, December 31, 2017	$9,751
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	(9,825)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	2,100
Total effect of adoption of updated accounting guidance at January 1, 2018	(7,725)
Other comprehensive loss before reclassifications	(8,158)
Amounts reclassified from accumulated other comprehensive loss	(630)
Net current period other comprehensive loss	(8,788)
Balance, September 30, 2018	$(6,762)

Note 12.	Related Party Transactions

For the nine month periods ended September 30, 2018 and 2017, Gray Television, Inc., a related party, paid the Company approximately $306 and $448, respectively, in employer paid insurance premiums related to a group accident plan.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2018. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the Company’s 2017 Annual Report.  Except as disclosed in Note 2 of the Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the Company’s 2017 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and nine month periods ended September 30, 2018 and the comparable periods in 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Insurance premiums	$42,557	$42,094	$127,604	$122,996
Net investment income	2,215	2,136	7,111	6,380
Realized investment gains, net	484	539	797	2,818
Unrealized gains on equity securities, net	1,083	-	753	-
Other income	31	29	88	95
Total revenue	46,370	44,798	136,353	132,289
Insurance benefits and losses incurred	33,087	30,417	98,478	87,446
Commissions and underwriting expenses	8,722	10,176	28,456	31,800
Interest expense	529	440	1,497	1,273
Other expense	2,960	3,134	9,168	9,301
Total benefits and expenses	45,298	44,167	137,599	129,820
Income (loss) before income taxes	$1,072	$631	$(1,246)	$2,469
Net income (loss)	$934	$747	$(905)	$1,986

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

A reconciliation of net income (loss) to operating income (loss) for the three month and nine month periods ended September 30, 2018 and the comparable period in 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$934	$747	$(905)	$1,986
Income tax expense (benefit)	138	(116)	(341)	483
Realized investment gains, net	(484)	(539)	(797)	(2,818)
Unrealized gains on equity securities, net	(1,083)	-	(753)	-
Operating income (loss)	$(495)	$92	$(2,796)	$(349)

On a consolidated basis, the Company had net income of $0.9 million, or $0.04 per diluted share, for the three month period ended September 30, 2018, compared to net income of $0.7 million, or $0.03 per diluted share, for the three month period ended September 30, 2017.  The Company had a net loss of $0.9 million, or $0.06 per diluted share, for the nine month period ended September 30, 2018, compared to net income of $2.0 million, or $0.08 per diluted share, for the nine month period ended September 30, 2017.  Premium revenue for the three month period ended September 30, 2018 increased $0.5 million, or 1.1%, to $42.6 million from $42.1 million in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, premium revenue increased $4.6 million, or 3.7%, to $127.6 million from $123.0 million in the comparable 2017 period.  The increase in premium revenue for the three month and nine month periods ended September 30, 2018 was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating income decreased $0.6 million in the three month period ended September 30, 2018 from the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, the operating loss increased $2.4 million over the comparable period in 2017.  The change in operating income (loss) during the three month and nine month periods ended September 30, 2018 was primarily due to unfavorable loss experience in both the property and casualty and the life and health operations. Partially offsetting the unfavorable loss experience for the three month and nine month periods ended September 30, 2018 was a lower ratio of underwriting expenses incurred relative to earned premiums.

A more detailed analysis of the individual operating companies and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2018 and the comparable periods in 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Gross written premiums	$9,250	$9,520	$44,592	$46,505
Ceded premiums	(1,238)	(1,238)	(3,669)	(3,592)
Net written premiums	$8,012	$8,282	$40,923	$42,913
Net earned premiums	$13,050	$14,046	$39,299	$40,268
Net loss and loss adjustment expenses	10,672	9,663	28,544	25,879
Underwriting expenses	2,331	3,525	9,737	11,583
Underwriting income	$47	$858	$1,018	$2,806
Loss ratio	81.8%	68.8%	72.6%	64.3%
Expense ratio	17.9	25.1	24.8	28.7
Combined ratio	99.7%	93.9%	97.4%	93.0%

Gross written premiums at American Southern decreased $0.3 million, or 2.8%, during the three month period ended September 30, 2018, and $1.9 million, or 4.1%, during the nine month period ended September 30, 2018, from the comparable periods in 2017.  The decrease in gross written premiums for the three month and nine month periods ended September 30, 2018 was primarily attributable to a decline in premiums written in the surety line of business as a result of increased competition. Also contributing to the decrease in gross written premiums for the nine month period ended September 30, 2018 was the non-renewal of one agency during the first half of the year.  Partially offsetting the decrease was an increase in premiums written in the automobile physical damage line of business due to increased writings from certain agencies.

Ceded premiums did not vary during the three month period ended September 30, 2018 and increased $0.1 million, or 2.1%, during the nine month period ended September 30, 2018, over the comparable periods in 2017 due primarily to an increase in earned premiums in certain accounts within the automobile physical damage line of business, which is subject to reinsurance.  Also contributing to the increase was a slight reinsurance rate increase in the automobile liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2018 and the comparable periods in 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Automobile liability	$6,878	$7,971	$21,123	$22,103
Automobile physical damage	3,013	2,424	8,365	7,297
General liability	678	745	2,131	2,211
Surety	1,729	2,091	5,441	6,418
Other lines	752	815	2,239	2,239
Total	$13,050	$14,046	$39,299	$40,268

Net earned premiums decreased $1.0 million, or 7.1%, during the three month period ended September 30, 2018, and $1.0 million, or 2.4% during the nine month period ended September 30, 2018, over the comparable periods in 2017.  The decrease in net earned premiums for the three month and nine month periods ended September 30, 2018 was primarily attributable to decreases in the automobile liability and surety lines of businesses. Partially offsetting this variance was an increase in premiums written in the automobile physical damage line of business, as discussed above.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $1.0 million, or 10.4%, during the three month period ended September 30, 2018, and $2.7 million, or 10.3%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  As a percentage of earned premiums, net loss and loss adjustment expenses were 81.8% in the three month period ended September 30, 2018, compared to 68.8% in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, this ratio increased to 72.6% from 64.3% in the comparable period of 2017.  The increase in the loss ratio was primarily due to an increase in the frequency and severity of claims in the automobile liability and automobile physical damage lines of business during the three month and nine month periods ended September 30, 2018.  Partially offsetting the increase in the loss ratio during the three month and nine month periods ended September 30, 2018 was more favorable loss experience in the general liability line of business.

Underwriting expenses decreased $1.2 million, or 33.9%, during the three month period ended September 30, 2018 from the three month period ended September 30, 2017, and $1.8 million, or 15.9%, during the nine month period ended September 30, 2018, from the comparable period in 2017.  As a percentage of earned premiums, underwriting expenses were 17.9% in the three month period ended September 30, 2018, compared to 25.1% in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, this ratio decreased to 24.8% from 28.7% in the comparable period of 2017.  The change in the expense ratio for the three month and nine month periods ended September 30, 2018 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month and nine month periods ended September 30, 2018, variable commissions at American Southern decreased $0.8 million and $1.2 million, respectively, from the comparable periods in 2017 due to less favorable loss experience from accounts subject to variable commissions.  Also contributing to the decrease in variable commissions was a decline in premiums written in the surety line of business during the three month period ended September 30, 2018.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2018 and the comparable periods in 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Medicare supplement	$41,123	$32,617	$120,550	$90,369
Other health products	2,139	1,641	5,729	4,749
Life insurance	2,306	2,413	6,879	7,384
Gross earned premiums	45,568	36,671	133,158	102,502
Ceded premiums	(16,061)	(8,623)	(44,853)	(19,774)
Net earned Premiums	29,507	28,048	88,305	82,728
Insurance benefits and losses	22,415	20,754	69,934	61,567
Underwriting expenses	8,270	8,505	24,779	26,000
Total expenses	30,685	29,259	94,713	87,567
Underwriting loss	$(1,178)	$(1,211)	$(6,408)	$(4,839)
Loss ratio	76.0%	74.0%	79.2%	74.4%
Expense ratio	28.0	30.3	28.1	31.4
Combined ratio	104.0%	104.3%	107.3%	105.8%

Net earned premium revenue at Bankers Fidelity increased $1.5 million, or 5.2%, during the three month period ended September 30, 2018, and $5.6 million, or 6.7%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  Gross earned premiums from the Medicare supplement line of business increased $8.5 million, or 26.1%, during the three month period ended September 30, 2018, and $30.2 million, or 33.4%, during the nine month period ended September 30, 2018, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.5 million and $1.0 million, respectively, during the same comparable periods, primarily as a result of new sales of the company’s hospital indemnity, disability income and group health products. Gross earned premiums from the life insurance line of business decreased $0.1 million, or 4.4%, during the three month period ended September 30, 2018, and $0.5 million, or 6.8%, during the nine month period ended September 30, 2018 from the comparable 2017 periods due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  Premiums ceded increased $7.4 million, or 86.3%, during the three month period ended September 30, 2018 and $25.1 million, or 126.8%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  The increase in ceded premiums for the three month and nine month periods ended September 30, 2018 was due to a significant increase in Medicare supplement premiums subject to the reinsurance agreement.

Benefits and losses increased $1.7 million, or 8.0%, during the three month period ended September 30, 2018, and $8.4 million, or 13.6%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  As a percentage of earned premiums, benefits and losses were 76.0% in the three month period ended September 30, 2018, compared to 74.0% in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, this ratio increased to 79.2% from 74.4% in the comparable period of 2017.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2018 was primarily attributable to unfavorable loss experience in the Medicare supplement line of business.  Throughout 2017 and continuing into the nine month period ended September 30, 2018, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses decreased $0.2 million, or 2.8%, during the three month period ended September 30, 2018 and $1.2 million, or 4.7%, during the nine month period ended September 30, 2018, from the comparable periods in 2017.  As a percentage of earned premiums, underwriting expenses were 28.0% in the three month period ended September 30, 2018, compared to 30.3% in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, this ratio decreased to 28.1% from 31.4% in the comparable period of 2017.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2018 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with the reinsurance agreement, which reimbursed the company for a portion of its indirect underwriting expenses.

NET INVESTMENT INCOME AND REALIZED GAINS

Net investment income increased $0.1 million, or 3.7%, during the three month period ended September 30, 2018, and $0.7 million, or 11.5%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  The increase in net investment income was primarily attributable to an increase in the equity in earnings from investments in real estate partnerships during the three month and nine month periods ended September 30, 2018 of $0.1 million and $0.7 million, respectively, over the comparable periods of 2017.

The Company had net realized investment gains of $0.5 million during each of the three month periods ended September 30, 2018 and 2017.  The Company had net realized investment gains of $0.8 million during the nine month period ended September 30, 2018, compared to net realized investment gains of $2.8 million in the nine month period ended September 30, 2017.  The net realized investment gains in the three month and nine month periods ended September 30, 2018 resulted from the disposition of several of the Company’s investments in fixed maturities and an equity security.  The net realized investment gains in the three month and nine month periods ended September 30, 2017 were primarily attributable to gains from the sale of certain equity securities and a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments.

UNREALIZED LOSSES ON EQUITY SECURITIES

As described in Note 2 of the Consolidated Financial Statements, on January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions.  As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized gains on equity securities still held of $1.1 million during the three month period ended September 30, 2018 and unrealized gains on equity securities still held of $0.8 million during the nine month period ended September 30, 2018.  In accordance with then-applicable accounting guidance, the Company recognized changes in the fair value of equity securities then held through other comprehensive income during the three month and nine month periods ended September 30, 2017.

INTEREST EXPENSE

Interest expense increased $0.1 million, or 20.2%, during the three month period ended September 30, 2018, and $0.2 million, or 17.6%, during the nine month period ended September 30, 2018, over the comparable periods in 2017.  The increase in interest expense for the three month and nine month periods ended September 30, 2018 was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) decreased $1.6 million, or 12.2%, during the three month period ended September 30, 2018, and $3.5 million, or 8.5%, during the nine month period ended September 30, 2018, from the comparable periods in 2017.  The decrease in other expenses for the three month and nine month periods ended September 30, 2018 was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in the life and health operations, which reimbursed a portion of the Company’s indirect underwriting expenses.  Also contributing to the decrease in other expenses for the three month and nine month periods ended September 30, 2018 was a decrease of $0.8 million and $1.2 million, respectively, in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 27.5% in the three month period ended September 30, 2018 from 31.6% in the three month period ended September 30, 2017.  For the nine month period ended September 30, 2018, this ratio decreased to 29.5% from 33.4% in the comparable period of 2017.  The decrease in the expense ratio for the three month and nine month periods ended September 30, 2018 was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses and the decrease in the variable commission accrual.

INCOME TAXES

The primary difference between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2018 resulted from provision-to-filed return adjustments, as described below, and the dividends-received deduction (“DRD”).  The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for the three month and nine month periods ended September 30, 2017 resulted from the DRD and the small life insurance company deduction (“SLD”), which was subsequently repealed by tax reform enacted on December 22, 2017. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60 percent of the tentative life insurance company taxable income (“LICTI”).  The SLD for any taxable year was reduced (but not below zero) by 15 percent of the tentative LICTI for such taxable year as it exceeded $3.0 million and was ultimately phased out at $15.0 million.

The provision-to-filed return adjustments are generally updated at the completion of the third quarter of each fiscal year and were $99 and $19 in the three month and nine month periods ended September 30, 2018 and 2017, respectively.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At September 30, 2018, the Parent had approximately $18.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net loss of $1.0 million for the nine month period ended September 30, 2018 compared to statutory net income of $2.0 million for the nine month period ended September 30, 2017.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At September 30, 2018, American Southern had $40.9 million of statutory surplus and Bankers Fidelity had $28.3 million of statutory surplus. In 2018, dividend payments by the Parent’s insurance subsidiaries in excess of $4.8 million would require prior approval.  Through September 30, 2018, the Parent received dividends of $3.6 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At September 30, 2018, the effective interest rate was 6.37%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2018, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At September 30, 2018, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents decreased from $24.5 million at December 31, 2017 to $10.0 million at September 30, 2018. The decrease in cash and cash equivalents during the nine month period ended September 30, 2018 was primarily attributable to net cash used in operating activities of $5.1 million, a $8.1 million decrease resulting from investment purchases exceeding the sale and maturity of securities and the purchase of shares for treasury for $0.5 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2018	13,287	$2.63	13,287	423,342
August 1 – August 31, 2018	10,196	2.66	10,196	413,146
September 1 – September 30, 2018	14,115	2.82	14,115	399,031
Total	37,598	$2.71	37,598

The Company acquired 10,150 shares for a total cost of $26,390 during the three months ended September 30, 2018 that were not part of the publicly announced share repurchase authorization.  These shares consisted of shares retained to cover payroll withholding taxes in connection with the vesting of restricted stock awards.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 13, 2018	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)