Form 10-K
period 2018-12-31
ATLANTIC AMERICAN CORP
filed 2019-04-01
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes  ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,087,680. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 15, 2019 there were 20,154,832 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2018	2017
	(In thousands)
Automobile liability	$28,840	$29,370
Automobile physical damage	11,922	9,972
General liability	2,920	2,953
Surety	7,170	8,441
Other lines	2,955	2,925
Total	$53,807	$53,661

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 93% of Bankers Fidelity’s net earned premiums in 2018 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2018, 97% were health insurance policies and 3% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2018	2017
	(In thousands)
Life insurance	$8,921	$9,574
Medicare supplement	102,658	93,652
Other accident and health	7,545	6,440
Total health insurance	110,203	100,092
Total	$119,124	$109,666

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

Other Accident and Health Insurance coverages include several individual and group policies providing for the payment of standard benefits in connection with the treatment of diagnosed cancer and other critical illnesses, as well as a number of other policies providing nursing facility care, accident expense, hospital indemnity and disability coverages.

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

Life and Health Operations

Bankers Fidelity acquires its clientele through three distribution channels spread across 46 different states and two business divisions, all of which utilize commissioned, independent agents. The three distribution channels include traditional independent agents, brokers typically interested in a specific product of Bankers Fidelity and brokers who focus on sales within the group/employer benefits arena of BankersWorksite, all of which are responsible for their own marketing and sales activities. Contracting as independent agents enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

Bankers Fidelity had 7,290 licensed agents contracted in both senior market and worksite divisions as of December 31, 2018. During 2018, approximately 2,297 of these licensed agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity’s marketing and distribution strategy revolves around five pillars: Diversification, Differentiation, Quality, Retention and Profitability.

Diversification. Through unique product offerings such as the Vantage Recovery®, short-term care product and a group whole life product featuring a chronic illness rider, the Company is able to offer its distributors an array of products to sell that stand out from the competition. As the Company continues to expand its geographical footprint with agents and products, one of its main objectives is to have a healthy mix of all of its product lines nationwide.

Differentiation. Bankers Fidelity prides itself on the quality of Customer Service it offers to policyholders and agents. A dedicated agent support team is available to the field to support them on administration, underwriting, sales training, product questions and a plethora of other services which differentiates the Company from other carriers. Additionally, a customer loyalty team is available solely to serve insureds for any of their insurance needs. Unlike larger carriers, Bankers Fidelity prides itself on being agile which helps to quickly execute senior management’s initiatives.

Quality. Bankers Fidelity is focused on being a niche carrier that delivers superior service, quality products and innovative solutions. Sophisticated technology and reporting allows the home office teams to work with the sales force to deliver a tailored experience and phenomenal customer service.

Retention. Through seasonal campaigns and customer outreach, the Company is focused on client retention and servicing its policyholder’s through various stages in their life. By providing its agents with an innovative product portfolio they are able to meet the needs of our policyholders at all stages of their lives.

Profitability. In an effort to be sustainable in the marketplace as a long-term partner, senior management is focused on diversification, differentiation, quality and retention to ultimately service its policyholders and agents and provide security to home office employees.

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

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2018, approximately 68% of the reserves related to property and casualty losses and approximately 32% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2018 actuarial review indicated that reserves could be as much as 6.6% lower or as much as 10.2% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and loss adjustment expense (“LAE”), and which are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given date, of amounts the Company expects to pay on incurred claims. All balances are reviewed periodically by the Company’s independent consulting actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of any lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

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

See Note 5 of Notes to Consolidated Financial Statements for more information on insurance reserves and policyholder funds.

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention to several primary reinsurers. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2018, $12.3 million of the $232.2 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. At December 31, 2018, the 2018 retention threshold was $15.0 million of annualized premium; accordingly $20.8 million of the company’s $35.8 million of new annualized Medicare supplement premium was ceded.

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

Life and Health Operations

The life and health insurance business remains highly competitive and includes a large number of insurance companies, many of which are new entrants to the business of providing Medicare supplement and other accident and health insurance products. Bankers Fidelity has established itself as a trusted carrier of choice for its customers providing quality and sustainability for nearly 65 years.

In order to compete, Bankers Fidelity actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations. Additionally, Bankers Fidelity actively promotes BankersWorksite, the group benefits division, as well as selective association partnerships. It competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation and market expertise. Bankers Fidelity successfully competes in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders.

Ratings

Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security. Ratings are important measures within the insurance industry, and higher ratings should have a favorable impact on the ability of a company to compete in the marketplace.

Each year A.M. Best Company, Inc. (“A.M. Best”) publishes Best’s Insurance Reports, which includes assessments and ratings of all insurance companies. A.M. Best’s ratings, which may be revised or revoked at any time, follow a graduated scale of rating categories and notches ranging from A++ (Superior) to F (in liquidation). A.M. Best’s ratings are based on a detailed analysis of the statutory financial condition and operations of an insurance company compared to the industry in general.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2018, the Company was in compliance with all such requirements, and securities with an amortized cost of $10.5 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

The NAIC conducts annual reviews of the financial data of insurance companies primarily through the application of financial ratios prepared on a statutory basis. Annual statements are required to be submitted to state insurance departments to assist them in monitoring insurance companies in their state and to allow such states to determine a desirable range for each such ratio with which companies should comply.

The NAIC developed the Insurance Regulatory Information System (“IRIS”) to help state regulators identify companies that may require regulatory attention. Financial examiners review annual financial statements and the results of key financial ratios based on year-end data with the goal of identifying insurers that appear to require immediate regulatory attention. Each ratio has an established “usual range” of results. A ratio result falling outside the usual range, however, is not necessarily considered adverse; rather, unusual values are used as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. Generally, an insurance company may become subject to regulatory scrutiny or, depending on the company’s financial condition, regulatory action if certain of its key IRIS ratios fall outside the usual ranges and the insurer’s financial condition is trending downward.

For the year ended December 31, 2018, Bankers Fidelity had two ratios outside the usual range, primarily as a result of a decline in net income and net change in surplus before considering paid in amounts. Accordingly, the gross change in surplus after considering paid in amounts fell in the usual range. American Southern had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2018 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2018, the Company’s insurance subsidiaries, RBC levels exceeded the required regulatory levels.

Information Technology and Cybersecurity

The Company’s operations rely on the secure processing, storage, and transmission of confidential and personal identifiable information within technology platforms. Cybersecurity is a high priority and the Company has made significant investments in order to prevent, detect, and respond to cyber threats. In recent years, the Company has enhanced intrusion protection and detection technology, infrastructure and application firewalls, and network monitoring. The Company has also installed advanced endpoint threat protection technology and implemented a mandatory security awareness training program for all employees. Employees are also subject to periodic phishing tests.

The Company has a sophisticated technology environment that supports the replication of data across multiple secure data centers. This includes a comprehensive disaster recovery plan that is continually tested to ensure capabilities to resume business in the event of a disaster. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to ensure best practices. The Company has augmented the information security program through a partnership with a leading global cybersecurity provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

The information security program also includes a cybersecurity Incident Response Plan (“IRP”) that was established to help protect the integrity, availability and confidentiality of information, prevent loss of service, and comply with legal requirements. The IRP specifies the process for identifying and reporting an incident, initial investigation, risk classification, documentation and communication of incidents, responder procedures, incident reporting, and ongoing training. Additionally, the IRP specifies the notification to directors, officers, and other corporate insiders to not trade the Company’s securities while in possession of potentially material nonpublic information about the incident.

The Audit Committee of the Board of Directors has oversight of the Company’s information security program. The Company’s senior officers, including its Chief Information Officer, are responsible for the operation of the information security program and regularly communicate with the Audit Committee on the state of the program.

The Company also maintains insurance coverage for Privacy Wrongful Acts and Network Security Wrongful Acts which includes Breach Response Services (Call Center Services, Credit Monitoring, Identity Theft Resolution Services and Notice to affected individuals). The Company has additional coverage for supplemental privacy coverage costs including Breach Consultation Services, PR costs, Network Extortion, Notification Costs outside the US, Data Forensic Costs and Regulatory Fines and Penalties.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,422	11.3%	$31,155	12.6%
States, municipalities and political subdivisions	8,364	3.5	10,809	4.4
Public utilities	13,524	5.6	14,935	6.0
All other corporate bonds	160,884	66.5	158,017	63.8
Redeemable preferred stock	192	0.1	192	0.1
Total fixed maturities(1)	210,386	87.0	215,108	86.9
Common and non-redeemable preferred stocks(2)	20,758	8.6	23,355	9.4
Policy loans(3)	2,085	0.9	2,146	0.9
Other invested assets(4)	7,424	3.0	5,626	2.3
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$241,929	100.0%	$247,511	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $219.9 million as of December 31, 2018 and $212.5 million as of December 31, 2017.
(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $10.5 million as of December 31, 2018 and $10.9 million as of December 31, 2017.
(3)	Policy loans are valued at unpaid principal balances.
(4)	Other invested assets are accounted for using the equity method. Total adjusted cost of other invested assets was $7.4 million as of December 31, 2018 and $5.6 million as of December 31, 2017.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Average investments(1)	$252,480	$247,739
Net investment income	9,549	8,496
Average yield on investments	3.8%	3.4%
Realized investment gains, net	5,154	9,168
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

Management’s recent investment strategy has been a continued focus on quality, diversification and higher yielding corporate bonds and preferred stocks; but at the same time shortening up on maturities to give recognition to the rise and potential future increases in longer-term interest rates.

Employees

The Company and its subsidiaries employed 161 people at December 31, 2018. Of the 161 people employed at December 31, 2018, 155 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2018, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	56	Chairman of the Board, President & CEO	1992
J. Ross Franklin	41	Vice President, CFO and Corporate Secretary	2017

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, began serving as Chairman of the board of directors. He is also a chairman of the board, and serves as chief executive officer, of Gray Television, Inc.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 15, 2019, there were 2,572 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales prices of the Company’s common stock as reported on the Nasdaq Global Market.

Year Ended December 31,	High	Low
2018
1st quarter	$3.90	$3.10
2nd quarter	3.45	2.30
3rd quarter	3.20	2.20
4th quarter	3.80	2.24
2017
1st quarter	$4.35	$3.40
2nd quarter	4.03	3.50
3rd quarter	3.75	3.15
4th quarter	4.00	3.00

In each year since 2012, the Company has paid an annual cash dividend of $0.02 per share. In addition, on March 26, 2019, the Company’s board of directors declared an annual cash dividend of $0.02 per share that is payable to shareholders of record as of the close of business on March 15, 2019. Payment of dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, earnings of the Company, any restrictions contained in any agreements by which the Company is bound, as well as other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2018, the Parent held unrestricted cash and investment balances of approximately $17.3 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. In 2019, dividend payments to the Parent by the insurance subsidiaries in excess of $4.3 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2018	18,386	$2.85	18,386	380,645
November 1 – November 30, 2018	14,093	3.11	14,093	366,552
December 1 – December 31, 2018	15,213	2.52	15,213	351,339
Total	47,692	$2.82	47,692

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2018 and 2017. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 30% of the Company’s total liabilities at December 31, 2018. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2018, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2018 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2018. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2018 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 37% of the Company’s total liabilities at December 31, 2018. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 11% of the Company’s total assets at December 31, 2018. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 12% of the Company’s total assets at December 31, 2018. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 74% of the Company’s total assets at December 31, 2018. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. The Company owns certain fixed maturities that do not have publicly quoted values, but had an estimated fair value as determined by management of $1.1 million at December 31, 2018. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. On occasion, the value of a fixed maturity investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When a fixed maturity investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s net income or other comprehensive income, depending upon the nature of the loss, in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 15 of Notes to Consolidated Financial Statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

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

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2018	2017
	(In thousands)
Revenue
Property and Casualty:
American Southern	$59,254	$59,485
Life and Health:
Bankers Fidelity	127,005	117,495
Corporate and Other	(706)	4,134
Total revenue	$185,553	$181,114
Income (loss) before income taxes
Property and Casualty:
American Southern	$5,661	$8,567
Life and Health:
Bankers Fidelity	896	(268)
Corporate and Other	(7,528)	(2,943)
Income (loss) before income taxes	$(971)	$5,356
Net income (loss)	$(704)	$4,528

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

A reconciliation of net income (loss) to operating income (loss) is as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income (loss)	$(704)	$4,528
Income tax expense (benefit)	(267)	828
Realized investment gains, net	(5,154)	(9,168)
Unrealized losses on equity securities, net	2,194	—
Non-GAAP operating loss	$(3,931)	$(3,812)

On a consolidated basis, the Company had a net loss of $0.7 million, or $0.05 per diluted share, in 2018, compared to net income of $4.5 million, or $0.20 per diluted share, in 2017. Operating loss was $3.9 million in 2018 as compared to $3.8 million in 2017. The increase in operating loss was primarily due to unfavorable loss experience in both the property and casualty and the life and health operations. Partially offsetting the unfavorable loss experience was a lower ratio of underwriting expenses incurred relative to earned premiums. Also offsetting the change in operating loss was an increase in investment income attributable to gains from the equity in earnings from investments in real estate partnerships.

Total revenue was $185.6 million in 2018 as compared to $181.1 million in 2017. Premium revenue increased to $172.9 million in 2018 from $163.3 million in 2017. The increase in premium revenue was primarily due to an increase in Medicare supplement business in the life and health operations. Also included in total revenue were net realized investment gains of $5.2 million in 2018 as compared to $9.2 million in 2017. The magnitude of realized investment gains and losses in any year is a function of the timing of trades of investments relative to the markets themselves as well as the recognition of any other than temporary impairments on investments.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Gross written premiums	$59,485	$58,149
Ceded premiums	(5,075)	(4,787)
Net written premiums	$54,410	$53,362
Net earned premiums	$53,807	$53,661
Net losses and loss adjustment expenses	38,829	34,486
Underwriting expenses	14,764	16,432
Underwriting income	$214	$2,743
Loss ratio	72.2%	64.3%
Expense ratio	27.4	30.6
Combined ratio	99.6%	94.9%

Gross written premiums at American Southern increased $1.3 million, or 2.3%, during 2018 as compared to 2017. The increase in gross written premiums was primarily attributable to the addition of a new agency and an increase in premiums written in the automobile physical damage line of business. Also contributing to the increase in gross written premiums was an increase in retro premiums from a certain agency in the automobile liability line of business. Partially offsetting the increase in gross written premiums was a decline in premiums written in the surety line of business as a result of increased competition.

Ceded premiums increased $0.3 million, or 6.0%, during 2018 as compared to 2017. The increase in ceded premiums was primarily due to an increase in earned premiums in certain accounts within the automobile physical damage line of business, which is subject to reinsurance.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2018	2017
	(In thousands)
Automobile liability	$28,840	$29,370
Automobile physical damage	11,922	9,972
General liability	2,920	2,953
Surety	7,170	8,441
Other lines	2,955	2,925
Total	$53,807	$53,661

Net earned premiums increased $0.1 million, or 0.3%, during 2018 as compared to 2017. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage net earned premiums resulting from the addition of a new agency and increased business writings discussed previously. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern increased $4.3 million, or 12.6%, during 2018 as compared to 2017. As a percentage of premiums, net losses and loss adjustment expenses were 72.2% in 2018 as compared to 64.3% in 2017. The increase in the loss ratio was primarily due to an increase in the frequency and severity of claims relating to automobile liability and automobile physical damage lines of business. Partially offsetting the increase in the loss ratio was more favorable loss experience in the general liability and surety lines of business during 2018 as compared to 2017.

Underwriting expenses decreased $1.7 million, or 10.2%, during 2018 as compared to 2017. As a percentage of premiums, underwriting expenses were 27.4% in 2018 as compared to 30.6% in 2017. The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. In 2018, variable commissions at American Southern decreased $1.1 million as compared to 2017 due to less favorable loss experience from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2018, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 7.3 % lower or as much as 12.9% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2018 and 2017 were $0.9 million and $2.5 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2018 was $1.6 million less than in 2017. After considering the impact on contingent commissions and other related accruals, the $1.6 million decrease in the redundancy resulted in an estimated decrease in income from operations before tax of approximately $1.0 million in 2018 as compared to 2017. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In 2018, approximately 47% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write, compared to 51% in 2017. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Medicare supplement	$164,074	$126,154
Other health products	7,545	6,440
Life insurance	8,964	9,657
Gross earned premiums	180,583	142,251
Ceded premiums	(61,459)	(32,585)
Net earned premiums	119,124	109,666
Insurance benefits and losses	93,821	83,029
Underwriting expenses	32,288	34,734
Total expenses	126,109	117,763
Underwriting loss	$(6,985)	$(8,097)
Loss ratio	78.8%	75.7%
Expense ratio	27.1	31.7
Combined ratio	105.9%	107.4%

Net earned premium revenue at Bankers Fidelity increased $9.5 million, or 8.6%, during 2018 as compared to 2017. Gross earned premiums from the Medicare supplement line of business increased $37.9 million, or 30.1%, in 2018 as compared to 2017, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $1.1 million, or 17.2%, during 2018 as compared to 2017, primarily as a result of new sales of the company’s hospital indemnity, disability income and group health products. Gross earned premiums from the life insurance line of business decreased $0.7 million, or 7.2%, in 2018 from 2017 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. Premiums ceded increased $28.9 million, or 88.6%, in 2018 from 2017. The increase in ceded premiums was due to a significant increase in Medicare supplement premiums subject to the reinsurance agreement.

Benefits and losses increased $10.8 million, or 13.0%, during 2018 as compared to 2017. As a percentage of premiums, benefits and losses were 78.8% in 2018 as compared to 75.7% in 2017. The increase in the loss ratio was primarily attributable to unfavorable loss experience in the Medicare supplement line. Further, throughout 2017 and continuing into 2018, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses decreased $2.4 million, or 7.0%, during 2018 as compared to 2017. As a percentage of earned premiums, these expenses were 27.1% in 2018 as compared to 31.7% in 2017. The decrease in the expense ratio was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses. Also contributing to the decrease in the expense ratio was an increase in the amount of reinsurance expense-reimbursement allowance associated with the Company’s reinsurance agreement, which reimbursed the Company for a portion of its indirect underwriting expenses.

Investment Income and Realized Gains

Investment income increased $1.1 million, or 12.4%, in 2018 as compared to 2017. The increase in investment income was primarily attributable to an increase in the equity in earnings from investments in real estate partnerships.

The Company had net realized investment gains of $5.2 million in 2018 as compared to net realized investment gains of $9.2 million in 2017. The net realized investment gains in 2018 and 2017 were primarily attributable to gains of $5.8 million and $6.0 million, respectively, from the sale of property held within the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Losses on Equity Securities

As described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized losses on equity securities still held of $2.2 million during the year ended December 31, 2018. In accordance with then-applicable accounting guidance, the Company recognized changes in the fair value of equity securities then held through other comprehensive income during the year ended December 31, 2017.

Interest Expense

Interest expense increased $0.3 million, or 18.2%, in 2018 as compared to 2017 due to an increase during the year in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

Other Expenses

Other expenses (commissions, underwriting expenses, and other expenses) decreased $4.7 million, or 8.3%, in 2018 as compared to 2017. The decrease in other expenses was primarily attributable to a reinsurance expense-reimbursement allowance associated with the reinsurance agreement in Bankers Fidelity, which reimbursed a portion of the Company’s indirect underwriting expenses. Also contributing to the decrease in other expenses was the $1.1 million decrease in variable commission accruals at American Southern due to the unfavorable loss experience from certain accounts subject to variable commissions. American Southern’s variable commission structure compensates the participating agents in relation to the loss ratios of the business they write. As a percentage of earned premiums, other expenses were 30.0% in 2018 as compared with 34.6% in 2017. The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2018 resulted from provision-to-filed return adjustments that are generally updated at the completion of the third quarter of each fiscal year and were $0.1 million in the year ended December 31, 2018.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2017 resulted from the dividends-received deduction (“DRD”), the small life insurance company deduction (“SLD”), which was subsequently repealed by tax reform enacted on December 22, 2017, and the remeasurement of deferred taxes. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60% of the tentative life insurance company taxable income (“LICTI”). The SLD for any taxable year was reduced (but not below zero) by 15% of the tentative LICTI for such taxable year as it exceeded $3.0 million and was ultimately phased out at $15.0 million. The remeasurement of deferred taxes resulted from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2018, the Parent had approximately $17.3 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2018, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $77.7 million. Dividends were paid to Atlantic American by its subsidiaries totaling $4.8 million and $4.9 million in 2018 and 2017, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $8.0 million and $7.7 million in 2018 and 2017, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $3.4 million and $2.7 million were paid to the Parent under the tax sharing agreement in 2018 and 2017, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2018, the effective interest rate was 6.72%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2018, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2018 and 2017. During each of 2018 and 2017, the Company paid Series D Preferred Stock dividends of $0.4 million.

Cash and cash equivalents decreased from $24.5 million at December 31, 2017 to $12.6 million at December 31, 2018. The decrease in cash and cash equivalents during 2018 was primarily attributable to investment purchases exceeding the sale and maturity of securities. Also contributing to the decrease were additions to property and equipment of $0.3 million, dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million, and the net acquisition of treasury stock for $0.8 million. Partially offsetting the decrease in cash and cash equivalents was the net cash provided by operations of $4.5 million during 2018.

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company has structured borrowings that, in accordance with accounting principles generally accepted in the United States of America, are recorded on the Company’s balance sheet at an amount that differs from the ultimate contractual obligation. See Note 8 of Notes to Consolidated Financial Statements.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Atlantic American Corporation (the “Company”) and subsidiaries as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2018 and the related consolidated notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for certain equity investments as of January 1, 2018 due to the adoption of Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Dixon Hughes Goodman LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia
April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Atlantic American Corporation
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Atlantic American Corporation (the “Company”) and subsidiaries as of December 31, 2017, the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2017, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and the results of their operations and their cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2008.

Atlanta, Georgia, United States
March 26, 2018

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in thousands, except per share data)
ASSETS
Cash and cash equivalents	$12,630	$24,547
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $219,924 and $212,544)	210,386	215,108
Equity securities, at fair value (cost: $10,515 and $10,918)	20,758	23,355
Other invested assets (cost: $6,905 and $5,973)	7,424	5,626
Policy loans	2,085	2,146
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	241,929	247,511
Receivables:
Reinsurance	26,110	17,613
Insurance premiums and other, net of allowance for doubtful accounts of $207 and $209 in 2018 and 2017, respectively	15,223	13,241
Deferred income taxes, net	4,184	—
Deferred acquisition costs	37,094	32,694
Other assets	4,560	5,089
Intangibles	2,544	2,544
Total assets	$344,274	$343,239

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$90,257	$82,435
Unearned premiums	24,206	23,449
Losses and claims	72,612	65,689
Other policy liabilities	1,973	2,010
Total insurance reserves and policyholder funds	189,048	173,583
Accounts payable and accrued expenses	20,116	22,342
Deferred income taxes, net	—	593
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	242,902	230,256
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,170,360 and 20,449,531 shares outstanding in 2018 and 2017, respectively	22,401	22,401
Additional paid-in capital	57,414	57,495
Retained earnings	37,208	30,993
Accumulated other comprehensive income (loss)	(7,535)	9,751
Unearned stock grant compensation	(186)	(579)
Treasury stock, at cost, 2,230,534 and 1,951,363 shares in 2018 and 2017, respectively	(7,985)	(7,133)
Total shareholders’ equity	101,372	112,983
Total liabilities and shareholders’ equity	$344,274	$343,239

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums, net	$172,931	$163,327
Net investment income	9,549	8,496
Realized investment gains, net	5,154	9,168
Unrealized losses on equity securities, net	(2,194)	—
Other income	113	123
Total revenue	185,553	181,114

Benefits and expenses:
Insurance benefits and losses incurred	132,650	117,515
Commissions and underwriting expenses	39,042	43,446
Interest expense	2,037	1,723
Other expense	12,795	13,074
Total benefits and expenses	186,524	175,758

Income (loss) before income taxes	(971)	5,356
Income tax expense (benefit)	(267)	828
Net income (loss)	(704)	4,528
Preferred stock dividends	(399)	(399)
Net income (loss) applicable to common shareholders	$(1,103)	$4,129
Earnings (loss) per common share (basic and diluted)	$(.05)	$.20

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Net income (loss)	$(704)	$4,528
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	(6,948)	15,200
Related income tax effect	1,459	(5,320)
Subtotal	(5,489)	9,880

Gross OTTI losses charged to realized gains	1,525	—
Related income tax effect	(320)	—
Subtotal	1,205	—

Less: reclassification adjustment for net realized gains included in net income	(6,679)	(9,168)
Related income tax effect	1,402	3,209
Subtotal	(5,277)	(5,959)

Total other comprehensive income (loss), net of tax	(9,561)	3,921
Total comprehensive income (loss)	$(10,265)	$8,449

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Unearned Stock Grant Compensation	Treasury Stock	Total
	(Dollars in thousands)
Balance, December 31, 2016	$55	$22,401	$57,114	$27,272	$5,830	$(428)	$(6,738)	$105,506
Net income	—	—	—	4,528	—	—	—	4,528
Other comprehensive income, net of tax	—	—	—	—	3,921	—	—	3,921
Dividends on common stock ($0.02 per share)	—	—	—	(408)	—	—	—	(408)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants, net of forfeitures	—	—	363	—	—	(646)	283	—
Amortization of unearned compensation	—	—	—	—	—	495	—	495
Purchase of 188,066 shares for treasury	—	—	—	—	—	—	(692)	(692)
Issuance of 8,892 shares under stock plans	—	—	18	—	—	—	14	32
Balance, December 31, 2017	55	22,401	57,495	30,993	9,751	(579)	(7,133)	112,983
Cumulative effect of adoption of accounting guidance for equity financial instruments at January 1, 2018	—	—	—	9,825	(9,825)	—	—	—
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	—	—	(2,100)	2,100	—	—	—
Net loss	—	—	—	(704)	—	—	—	(704)
Other comprehensive loss, net of tax	—	—	—	—	(9,561)	—	—	(9,561)
Dividends on common stock ($0.02 per share)	—	—	—	(407)	—	—	—	(407)
Dividends on preferred stock	—	—	—	(399)	—	—	—	(399)
Restricted stock grants, net of forfeitures	—	—	(96)	—	—	149	(53)	—
Amortization of unearned compensation	—	—	—	—	—	244	—	244
Purchase of 193,103 shares for treasury	—	—	—	—	—	—	(597)	(597)
Net shares acquired related to employee share-based compensation plans	—	—	—	—	—	—	(223)	(223)
Issuance of 13,415 shares under stock plans	—	—	15	—	—	—	21	36
Balance, December 31, 2018	$55	$22,401	$57,414	$37,208	$(7,535)	$(186)	$(7,985)	$101,372

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) income	$(704)	$4,528
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred acquisition costs	17,611	16,036
Acquisition costs deferred	(22,011)	(19,755)
Realized investment gains, net	(5,154)	(9,168)
Unrealized losses on equity securities, net	2,194	—
Distributions received from equity method investees	10,777	9,535
Compensation expense related to share awards	244	495
Depreciation and amortization	987	1,438
Deferred income tax benefit	(2,236)	(1,358)
Increase in receivables, net	(10,221)	(6,185)
Increase in insurance reserves and policyholder funds	15,465	10,904
(Decrease) increase in other liabilities	(2,226)	5,665
Other, net	(266)	34
Net cash provided by operating activities	4,460	12,169

Cash flows from investing activities:
Proceeds from investments sold	30,140	74,457
Proceeds from investments matured, called or redeemed	4,906	10,791
Investments purchased	(49,552)	(84,552)
Additions to property and equipment	(281)	(103)
Net cash (used in) provided by investing activities	(14,787)	593

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(407)	(408)
Proceeds from shares issued under stock plans	36	32
Treasury stock acquired — share repurchase authorization	(597)	(692)
Treasury stock acquired — net employee share-based compensation	(223)	—
Net cash used in financing activities	(1,590)	(1,467)

Net (decrease) increase in cash	(11,917)	11,295
Cash and cash equivalents at beginning of year	24,547	13,252
Cash and cash equivalents at end of year	$12,630	$24,547

Supplemental cash flow information:
Cash paid for interest	$1,996	$1,705
Cash paid for income taxes	$2,107	$1,400

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2018, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Investments

The Company’s investments in fixed maturities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. Effective January 1, 2018, upon adoption of new accounting guidance, the Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. Prior to January 1, 2018, changes in fair value were reported in other comprehensive income. The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. The Company owns certain fixed maturities that do not have publicly quoted market values, but had an estimated fair value as determined by management of $1,066 and $1,369 at December 31, 2018 and 2017, respectively. Such values inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market values. Policy loans are carried at unpaid principal balance and real estate is carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a fixed maturity security or other invested asset declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis. The evaluation for an other than temporary impairment (“OTTI”) is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. Premiums and discounts related to investments are amortized or accreted over the life of the related investment as an adjustment to yield using the effective interest method. Dividends and interest income are recognized when earned or declared. The cost of securities sold is based on specific identification. Unrealized gains (losses) in the value of fixed maturities are accounted for as a direct increase (decrease) in accumulated other comprehensive income in shareholders’ equity, net of deferred tax and, accordingly, have no effect on net income.

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

Reinsurance

The Company enters into reinsurance agreements with other companies in the normal course of business. For each reinsurance agreement, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and DAC are reported net of insurance ceded.

Share-Based Transactions

For employee and director share-based compensation awards, the Company determines a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the statement of income on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation awards, the Company recognizes the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date.

Treasury Stock

Treasury stock is reflected as a reduction of shareholders’ equity at cost. The Company uses the first-in-first-out (FIFO) purchase cost to determine the cost of treasury stock that is reissued. The Company includes any gains and losses in additional paid-in capital when treasury stock is reissued.

Recently Issued Accounting Standards

Adoption of New Accounting Standards

Reclassification of Effect of Tax Rate Change from AOCI to Retained Earnings. In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The FASB issued this guidance for the effect on deferred tax assets and liabilities related to items recorded in accumulated other comprehensive income (“AOCI”) resulting from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment. The Company recorded the total effect of the change in enacted tax rates on deferred tax balances in the income tax expense component of net income. ASU 2018-02 permits the Company to reclassify out of AOCI and into retained earnings the “stranded” tax effects that resulted from recording the tax effects of unrealized investment gains at a 35% tax rate because the 14% reduction in tax rate was recognized in net income instead of other comprehensive income. The Company adopted ASU 2018-02 as of January 1, 2018. As a result, on January 1, 2018, the Company reclassified $2,100 of stranded tax effects related to continuing operations which increased AOCI and reduced retained earnings.

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in ASU 2016-15 are: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 as of January 1, 2018, which impacted the classification of distributions from equity method investees. The Company made the election to use the nature of distributions approach. For the year ended December 31, 2018, the Company classified distributions from equity method investees of $10,777 as cash flows from operating activities and reclassified $9,535 as cash flows from investing activities to cash flows from operating activities for the year ended December 31, 2017, in its consolidated statements of cash flows.

Financial Instruments – Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”). ASU 2016-01 provides updated guidance for the recognition and measurement of financial instruments. The guidance requires investments in equity securities to be measured at fair value with any changes in valuation reported in net income except for investments that are consolidated or are accounted for under the equity method of accounting. The guidance also requires a deferred tax asset resulting from net unrealized losses on available-for-sale (“AFS”) fixed maturities that are recognized in AOCI to be evaluated for recoverability in combination with the Company’s other deferred tax assets. Under previous guidance, the Company measured investments in equity securities at fair value with any changes in fair value reported in other comprehensive income. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of this guidance resulted in the recognition of $9,825 of net after tax unrealized gains on equity securities as a cumulative effect adjustment that increased retained earnings as of January 1, 2018 and decreased AOCI by the same amount. The Company elected to report changes in the fair value of equity securities in a separate line item on the Company’s consolidated statements of operations. At December 31, 2017, equity securities were classified as AFS in the Company’s consolidated balance sheets. However, upon adoption, the updated guidance eliminated the AFS balance sheet classification for equity securities.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 as of January 1, 2018. For the year ended December 31, 2018, approximately $113, or less than one-tenth of 1% of the Company’s total revenues, were within the scope of this updated guidance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This guidance removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. This disclosure also includes the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019, although earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services — Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2020, although earlier adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the impact on the Company’s consolidated financial statements.

Premium Amortization on Purchased Callable Debt Securities. In March 2017, the FASB issued ASU No. 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). This guidance shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, premiums and discounts on callable securities generally are amortized to the maturity date. ASU 2017-08 is effective for interim and annual reporting periods beginning after December 15, 2018, although earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is intended to simplify the evaluation of goodwill. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company expects to adopt the updated guidance January 1, 2020 on a prospective basis as required, although earlier adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. ASU 2016-13 will remove all recognition thresholds and will require entities to recognize an allowance for credit losses equal to the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for AFS debt securities and beneficial interests in securitized financial assets. Credit losses on AFS debt securities carried at fair value will continue to be measured as OTTI when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS debt securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the timing of adoption. Implementation matters yet to be addressed include determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS debt securities as well as updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value. The estimated effect on the Company’s financial statements can only be estimated based on the current investment portfolio at any given point in time, and accordingly, has not currently been determined.

Leases. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Under ASU 2016-02, lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. Under the new guidance, lessees with operating leases will be required to recognize a liability for the present value of future minimum lease payments with a corresponding asset for the right of use of the property. Under existing guidance, future minimum lease payments on operating leases are commitments that are not recognized as liabilities on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and requires a modified retrospective adoption. The adoption of the updated guidance will result in the recognition of a right-of-use asset and a lease liability of the same amount, which will be less than 2% of total assets and total liabilities, and is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2018 and December 31, 2017.

Fixed maturities were comprised of the following:

	2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,422	$36	$1,061	$28,447
Obligations of states and political subdivisions	8,364	347	72	8,089
Corporate securities:
Utilities and telecom	19,642	873	431	19,200
Financial services	49,477	747	2,942	51,672
Other business – diversified	49,196	226	2,844	51,814
Other consumer – diversified	56,093	84	4,501	60,510
Total corporate securities	174,408	1,930	10,718	183,196
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	$210,386	$2,313	$11,851	$219,924
	2017
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$31,155	$149	$511	$31,517
Obligations of states and political subdivisions	10,809	630	1	10,180
Corporate securities:
Utilities and telecom	21,882	1,709	130	20,303
Financial services	53,686	2,049	453	52,090
Other business – diversified	44,184	1,024	1,349	44,509
Other consumer – diversified	53,200	924	1,477	53,753
Total corporate securities	172,952	5,706	3,409	170,655
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	$215,108	$6,485	$3,921	$212,544

Bonds having an amortized cost of $10,452 and $11,178 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2018 and 2017, respectively, in accordance with statutory requirements.

	2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,686	722	—	964
Financial services	4,552	172	—	4,380
Other business – diversified	306	259	—	47
Other consumer – diversified	14,214	9,090	—	5,124
Total equity securities	$20,758	$10,243	$—	$10,515
	2017
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,588	624	—	964
Financial services	5,634	851	—	4,783
Other business – diversified	297	250	—	47
Other consumer – diversified	15,836	10,712	—	5,124
Total equity securities	$23,355	$12,437	$—	$10,918

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2018 and 2017 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2018		2017
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,150	$3,150	$1,653	$1,655
Due after one year through five years	19,787	19,699	13,738	14,056
Due after five years through ten years	127,617	133,863	112,847	112,116
Due after ten years	43,823	46,338	67,328	64,928
Asset backed securities	16,009	16,874	19,542	19,789
Totals	$210,386	$219,924	$215,108	$212,544

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2018 and 2017.

	2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$—	$—	$24,786	$1,061	$24,786	$1,061
Obligations of states and political subdivisions	—	—	3,980	72	3,980	72
Corporate securities	49,633	1,592	97,012	9,126	146,645	10,718
Total temporarily impaired securities	$49,633	$1,592	$125,778	$10,259	$175,411	$11,851

	2017
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,175	$162	$12,737	$349	$24,912	$511
Obligations of states and political subdivisions	999	1	—	—	999	1
Corporate securities	40,108	653	32,667	2,756	72,775	3,409
Total temporarily impaired securities	$53,282	$816	$45,404	$3,105	$98,686	$3,921

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

During the year ended December 31, 2018, the Company recorded OTTI charges related to certain fixed maturity securities of $1,525 as a charge to net income due to management’s intention to sell such securities. There were no OTTI charges recorded in 2017.

As of December 31, 2018 and 2017, there were one hundred forty and sixty-nine securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the year ended December 31, 2018, was primarily attributable to the rising interest rate environment. Other than securities for which an impairment charge has already been taken, the Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2018.

Investment income was earned from the following sources:

	2018	2017
Fixed maturities	$8,432	$8,297
Equity securities	440	467
Other	677	(268)
Net investment income	$9,549	$8,496

A summary of realized investment gains (losses) follows:

	2018
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$884	$272	$5,827	$6,983
Losses	(1,829)	—	—	(1,829)
Realized investment gains (losses), net	$(945)	$272	$5,827	$5,154

	2017
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,226	$1,044	$6,040	$9,310
Losses	(142)	—	—	(142)
Realized investment gains, net	$2,084	$1,044	$6,040	$9,168

Proceeds from the sales of investments were as follows:

	2018	2017
Fixed maturities	$30,078	$72,760
Equity securities	—	1,579
Other investments	10,839	9,653
Total proceeds	$40,917	$83,992
	2018	2017
Net gains (losses) recognized during the period on equity securities	$(1,922)	$—
Less: Net gains (losses) recognized during the period on equity securities sold during the period	(272)	—
Net unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(2,194)	$—

The Company’s bond portfolio included 94% investment grade securities, as defined by the NAIC, at December 31, 2018.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $7,424 and $5,626 at December 31, 2018 and 2017, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $1,238 at December 31, 2018 and 2017.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2018, the Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIE.

Note 3.	Disclosures About Fair Value of Financial Instruments

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents, U.S. Treasury securities and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly most of its fixed maturities, which consist of U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize a matrix pricing concept, which is a mathematical technique used widely in the industry to value debt securities based on various relationships to other benchmark quoted prices.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of December 31, 2018 and December 31, 2017, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,066 and $1,369, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

Recurring Fair Value Measurements

Cash Equivalents. The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities and Common and Non-Redeemable Preferred Stocks. The carrying amount is determined in accordance with methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices. Certain fixed maturities do not have publicly quoted values and consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at reasonable estimated rates of interest. Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable.

Nonrecurring Fair Value Measurements

Non-publicly Traded Invested Assets. The fair value of investments in certain limited partnerships which are included in other invested assets on the consolidated balance sheet were determined by officers of those limited partnerships.

Policy Loans. Policy loans, which are categorized as Level 2 fair value measurements, are carried at the unpaid principal balances.

Junior Subordinated Debentures. The fair value is estimated based on the quoted market prices for similar issues and the current rates offered for debt having similar returns and remaining maturities.

As of December 31, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$11,413	$197,907		$1,066	(1)	$210,386
Equity securities	16,398	4,360	(1)	—		20,758
Cash equivalents	8,250	—		—		8,250
Total	$36,061	$202,267		$1,066		$239,394
(1)	All underlying securities are financial service industry related.

As of December 31, 2017, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$—	$213,739		$1,369	(1)	$215,108
Equity securities	17,973	5,382	(1)	—		23,355
Cash equivalents	13,855	—		—		13,855
Total	$31,828	$219,121		$1,369		$252,318
(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2017 to December 31, 2018.

Fixed Maturities
Balance, January 1, 2017	$1,264
Total unrealized gains included in other comprehensive income	105
Balance, December 31, 2017	1,369
Total realized gains included in earnings	208
Total unrealized losses included in other comprehensive loss	(28)
Settlements	(483)
Balance, December 31, 2018	$1,066

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2018 and 2017.

		2018		2017
	Level in Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$12,630	$12,630	$24,547	$24,547
Fixed maturities	(1)	210,386	210,386	215,108	215,108
Equity securities	(1)	20,758	20,758	23,355	23,355
Other invested assets	Level 3	7,424	7,424	5,626	5,626
Policy loans	Level 2	2,085	2,085	2,146	2,146
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,738	33,738	33,738
(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.
Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2018		2017
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,075	$30,619	$2,183	$26,792
Capitalization	7,893	14,118	8,062	11,693
Amortization	(7,921)	(9,690)	(8,170)	(7,866)
Balance, end of year	$2,047	$35,047	$2,075	$30,619
Note 5.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2018 and 2017.

			Amount of Insurance In Force, Net
	2018	2017	2018	2017
Future policy benefits
Life insurance policies:
Ordinary	$54,599	$54,752	$218,371	$238,534
Mass market	1,364	1,693	1,677	2,070
Individual annuities	39	50	—	—
	56,002	56,495	$220,048	$240,604
Accident and health insurance policies	34,255	25,940
	90,257	82,435
Unearned premiums	24,206	23,449
Losses, claims and loss adjustment expenses	72,612	65,689
Other policy liabilities	1,973	2,010
Total insurance reserves and policyholder funds	$189,048	$173,583

Annualized premiums for accident and health insurance policies were $116,404 and $105,422 at December 31, 2018 and 2017, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% to 4.0% for 2013 through 2018 issues.

Loss and Claim Reserves

Loss and claim reserves represent estimates of projected ultimate losses and are based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of loss adjustment expenses. The estimated liability is periodically reviewed by management and updated, with changes to the estimated liability recorded in the statement of operations in the year in which such changes are known.

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2018		2017
Balance at January 1	$65,689		$62,562
Less: Reinsurance recoverable on unpaid losses	(11,968)		(10,796)
Net balance at January 1	53,721		51,766

Incurred related to:
Current year	128,242		114,099
Prior years	308	(1)	(1,765	)(2)
Total incurred	128,550		112,334

Paid related to:
Current year	90,981		82,092
Prior years	33,032		28,287
Total paid	124,013		110,379
Net balance at December 31	58,258		53,721
Plus: Reinsurance recoverable on unpaid losses	14,354		11,968
Balance at December 31	$72,612		$65,689
(1)	Prior years’ development was primarily the result of unfavorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity, somewhat offset by better than expected development on prior years loss and claim reserves for certain lines of business in American Southern.
(2)	Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in American Southern.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2018	2017
Total incurred losses	$128,550	$112,334
Cash surrender value and matured endowments	1,316	1,442
Benefit reserve changes	2,784	3,739
Total insurance benefits and losses incurred	$132,650	$117,515

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,
											As of December 31, 2018
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$31,124	$30,455	$30,481	$30,447	$30,438	$30,432	$30,431	$30,430	$30,430	$30,430	$—	560,430
2010		34,849	34,328	34,323	34,303	34,282	34,272	34,268	34,265	34,264		625,698
2011			38,188	38,296	38,360	38,327	38,316	38,302	38,299	38,297	—	664,056
2012				50,021	50,996	51,021	50,998	50,989	50,987	50,985	—	867,050
2013					56,974	56,970	57,034	57,023	57,021	57,016	—	957,362
2014						57,179	56,938	56,981	56,981	56,976	—	939,472
2015							55,482	54,939	54,993	54,990	—	898,370
2016								58,849	59,851	63,226	—	1,036,748
2017									67,960	69,655	130	1,510,485
2018										79,140	11,584	1,781,051
										$534,979
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$29,866	$30,455	$30,481	$30,447	$30,438	$30,432	$30,431	$30,430	$30,430	$30,430
2010		29,127	34,328	34,323	34,303	34,282	34,272	34,268	34,265	34,264
2011			31,720	38,296	38,360	38,327	38,316	38,302	38,299	38,297
2012				42,267	50,996	51,021	50,998	50,989	50,987	50,985
2013					47,770	56,970	57,034	57,023	57,021	57,016
2014						48,024	56,938	56,981	56,981	56,976
2015							45,430	54,876	54,993	54,990
2016								49,165	59,747	63,226
2017									57,696	69,517
2018										66,565
										$522,266
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,713

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

Automobile Liability

	For the Years Ended December 31,
											As of December 31, 2018
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$10,817	$8,891	$8,659	$8,558	$8,245	$8,123	$8,155	$8,154	$8,153	$8,153	$—	1,755
2010		10,752	10,818	10,547	9,937	10,068	10,185	10,202	10,201	10,209	—	1,947
2011			12,263	13,802	13,235	13,289	13,281	13,495	13,385	13,330	—	2,132
2012				12,980	15,007	14,108	13,707	13,313	13,343	13,357	12	2,343
2013					18,664	20,702	21,096	21,823	21,352	21,020	7	3,265
2014						20,812	21,881	22,041	22,353	21,682	134	3,541
2015							18,521	19,857	20,017	20,007	898	3,521
2016								20,549	21,275	21,846	2,043	3,822
2017									22,179	24,212	2,961	3,719
2018										24,284	7,466	3,205
										$178,100
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$3,250	$5,208	$6,353	$7,502	$7,995	$8,123	$8,155	$8,154	$8,153	$8,153
2010		3,211	6,274	8,291	9,382	9,725	10,056	10,090	10,206	10,210
2011			4,205	7,934	9,858	12,071	13,039	13,106	13,199	13,330
2012				4,627	8,791	11,507	12,932	13,197	13,211	13,288
2013					5,144	12,193	16,782	19,407	20,382	20,982
2014						6,822	13,807	17,554	20,177	20,878
2015							6,226	11,878	14,938	17,612
2016								6,796	13,141	16,397
2017									7,401	16,317
2018										6,989
										$144,156
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$33,944

Automobile Physical Damage

	For the Years Ended December 31,
						As of December 31, 2018
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018
2014	$8,079	$7,657	$7,583	$7,562	$7,561	$—	1,635
2015		8,287	7,955	7,887	7,896	—	1,588
2016			6,877	6,386	6,352	1	1,267
2017				6,257	5,933	2	1,316
2018					7,805	145	1,343
					$35,547
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2014	2015	2016	2017	2018
2014	$6,437	$7,619	$7,570	$7,562	$7,561
2015		6,745	7,937	7,885	7,895
2016			5,804	6,353	6,349
2017				5,215	5,914
2018					6,344
					$34,063
All outstanding liabilities before 2014, net of reinsurance					—
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,484

General Liability

	For the Years Ended December 31,
											As of December 31, 2018
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$3,392	$2,215	$1,944	$1,730	$1,702	$1,727	$1,828	$1,832	$1,888	$1,921	$0	290
2010		4,114	2,699	2,269	2,337	2,258	2,400	2,423	2,473	2,480	4	289
2011			3,022	1,723	1,452	1,338	1,174	1,242	1,327	1,335	12	204
2012				4,055	1,305	1,269	1,270	1,214	1,333	1,344	19	158
2013					3,461	728	926	817	865	820	4	187
2014						3,744	501	557	476	406	8	192
2015							4,421	1,037	1,227	1,044	143	144
2016								3,119	1,148	736	80	84
2017									1,490	488	184	72
2018										1,656	1,519	42
										$12,230
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$476	$941	$1,082	$1,410	$1,629	$1,662	$1,796	$1,816	$1,855	$1,921
2010		284	678	1,374	1,542	2,037	2,368	2,382	2,457	2,463
2011			295	412	582	835	1,161	1,169	1,278	1,285
2012				371	707	847	1,034	1,113	1,219	1,260
2013					104	339	579	811	791	803
2014						171	299	331	369	373
2015							98	259	464	664
2016								116	203	568
2017									75	136
2018										65
										$9,538
All outstanding liabilities before 2009, net of reinsurance										402
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,094

Surety

	For the Years Ended December 31,
											As of December 31, 2018
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$4,920	$5,025	$4,239	$3,951	$3,616	$4,636	$4,916	$4,664	$4,667	$4,590	$—	84
2010		3,995	4,624	3,618	3,396	3,607	3,549	3,563	3,534	3,530	—	95
2011			4,422	4,786	5,080	5,092	4,966	5,031	5,112	5,111	—	126
2012				4,979	4,767	5,396	5,345	4,869	4,880	4,892	2	89
2013					3,060	2,007	2,743	2,947	2,866	2,809	10	58
2014						3,214	3,130	2,990	2,760	2,685	4	53
2015							1,902	1,630	1,400	1,359	39	49
2016								3,314	1,812	1,865	27	46
2017									4,677	3,671	203	57
2018										3,528	1,872	59
										$34,040
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$103	$1,595	$2,640	$3,205	$3,410	$3,760	$3,757	$4,663	$4,666	$4,590
2010		928	2,193	2,780	2,943	3,252	3,545	3,560	3,534	3,530
2011			1,031	3,207	4,622	4,748	4,939	5,022	5,109	5,111
2012				2,257	4,581	4,856	5,331	4,869	4,880	4,878
2013					323	1,010	1,369	2,763	2,789	2,749
2014						1,331	2,327	2,727	2,739	2,664
2015							641	856	1,127	1,125
2016								1,054	1,732	1,772
2017									1,971	3,255
2018										1,157
										$30,831
All outstanding liabilities before 2009, net of reinsurance										3
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,212

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

The following is supplementary information about average historical claims duration as of December 31, 2018.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	83.5%	16.5%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	31.5%	30.3%	17.2%	12.9%	4.4%	1.7%	0.5%	0.7%	0.0%	0.0%
Automobile Physical Damage	86.2%	12.8%	-0.5%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	18.5%	19.3%	20.6%	16.2%	10.0%	5.0%	4.7%	1.5%	1.1%	3.4%
Surety	34.6%	34.1%	15.3%	11.3%	0.9%	3.3%	0.5%	6.3%	0.0%	-1.7%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2018
Net outstanding liabilities:
Medicare Supplement	$12,713
Automobile Liability	33,944
Automobile Physical Damage	1,484
General Liability	3,094
Surety	3,212
Other short-duration insurance lines	2,118
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	56,565

Reinsurance recoverable on unpaid losses:
Medicare Supplement	7,926
Automobile Liability	4,777
Automobile Physical Damage	156
General Liability	1,495
Total reinsurance recoverable on unpaid losses	14,354

Unallocated claims adjustment expenses	1,693

Total gross liability for unpaid losses, claims and loss adjustment expenses	$72,612
Note 6.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 96% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2018. Reinsurance recoverables of $24,983 were due from General Re Life Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2018	2017
Direct premiums written	$220,415	$181,568
Assumed premiums written	20,093	19,373
Ceded premiums written	(66,845)	(38,019)
Net premiums written	$173,663	$162,922

Direct premiums earned	$219,785	$181,458
Assumed premiums earned	19,680	19,241
Ceded premiums earned	(66,534)	(37,372)
Net premiums earned	$172,931	$163,327

Provision for benefits and losses incurred	$188,275	$147,444
Reinsurance loss recoveries	(55,625)	(29,929)
Insurance benefits and losses incurred	$132,650	$117,515

Components of reinsurance receivables at December 31, 2018 and 2017 were as follows:

	2018	2017
Recoverable on unpaid losses	$14,354	$11,968
Recoverable on unpaid benefits	9,355	4,403
Recoverable on paid losses	992	—
Ceded unearned premiums	1,185	874
Ceded advanced premiums	224	368
Total reinsurance receivables	$26,110	$17,613
Note 7.	Income Taxes

Total income taxes were allocated as follows:

	2018	2017
Total tax expense (benefit) on income	$(267)	$828

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized gains on investment securities	(2,541)	2,111
Total tax expense (benefit)	$(2,808)	$2,939

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) is as follows:

	2018	2017
Federal income tax provision	$(204)	$1,875
Statutory rate	21%	35%
Dividends-received deduction	(39)	(92)
Small life insurance company deduction	—	(613)
Other	75	72
Remeasurement of deferred taxes due to tax reform enactment	—	(395)
Adjustment for prior years’ estimates to actual	(99)	(19)
Income tax expense (benefit)	$(267)	$828
Effective tax rate	27.5%	15.5%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2018 resulted from provision-to-filed return adjustments that are generally updated at the completion of the third quarter of each fiscal year and were $99 in the year ended December 31, 2018.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2017 resulted from the DRD, the SLD, which was subsequently repealed by tax reform enacted on December 22, 2017, and the remeasurement of deferred taxes. The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. Under the then-applicable tax rules, the SLD varied in amount and was determined at a rate of 60% of the tentative LICTI. The SLD for any taxable year was reduced (but not below zero) by 15% of the tentative LICTI for such taxable year as it exceeded $3,000 and was ultimately phased out at $15,000. The remeasurement of deferred taxes resulted from legislated tax reform enacted on December 22, 2017. The tax reform reduced the federal tax rate applied to the Company’s deferred tax balances from 35% to 21% on enactment.

Deferred tax liabilities and assets at December 31, 2018 and 2017 were comprised of the following:

	2018	2017
Deferred tax assets:
Deferred acquisition costs	$175	$—
Insurance reserves	3,410	3,216
Impaired assets	1,142	869
Bad debts and other	332	380
Total deferred tax assets	5,059	4,465
Deferred tax liabilities:
Deferred acquisition costs	$—	$(1,200)
Deferred and uncollected premiums	(360)	(377)
Net unrealized investment gains	(148)	(3,150)
Other	(367)	(331)
Total deferred tax liabilities	(875)	(5,058)
Net deferred tax asset (liability)	$4,184	$(593)

The components of income tax expense (benefit) were:

	2018	2017
Current - Federal	$1,969	$2,186
Deferred - Federal	(2,236)	(1,358)
Total	$(267)	$828

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years prior to 2015 have been audited by the Internal Revenue Service and are closed.

Note 8.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2018 and 2017, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2018	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2018	$18,042	$15,696
Net balance December 31, 2017	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic	Atlantic
	American	American
	Corporation	Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	In 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 9.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Operating Lease Commitments

The Company’s rental expense, including common area charges, for operating leases was $1,233 and $1,306 in 2018 and 2017, respectively. The Company’s future minimum base lease obligations under non-cancelable operating leases are as follows:

Year Ending December 31,
2019	$815
2020	506
2021	544
Thereafter	3,240
Total	$5,105
Note 10.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2018, a total of 30,000 restricted shares, with an estimated fair value of $87, were issued under the 2012 Plan and 64,000 restricted shares, with an estimated fair value of $236, were forfeited under such plan. In 2017, a total of 182,000 restricted shares, with an estimated fair value of $646, were issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2018 and 2017 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2018 or 2017. Shares available for future grant at December 31, 2018 and 2017 were 1,275,200 and 1,241,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2018 and 2017 was $233 and $237, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2018 and 2017 of $491 and $450, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five year graded schedule.

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

Note 11.	Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2018 and 2017, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2018 and 2017. During each of 2018 and 2017, the Company paid Series D Preferred Stock dividends of $399.

Note 12.	Earnings (Loss) Per Common Share

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the earnings (loss) per common share calculations is as follows:

	For the Year Ended December 31, 2018
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(704)	20,284
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(1,103)	20,284	$(.05)
	For the Year Ended December 31, 2017
	Income	Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,528	20,431
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$4,129	20,431	$.20

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2018 and 2017 since its impact would have been antidilutive.

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

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2018	2017
Bankers Fidelity, net loss	$(3,963)	$(2,880)
American Southern, net income	5,445	6,647
Statutory net income	$1,482	$3,767

Bankers Fidelity, surplus	$34,214	$34,135
American Southern, surplus	43,467	43,348
Statutory surplus	$77,681	$77,483

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $4,800 and $4,850 in 2018 and 2017, respectively, from its subsidiaries. In 2019, dividend payments to the Parent by the insurance subsidiaries in excess of $4,347 would require prior approval.

Note 14.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2018, two members of the Company’s board of directors, including the Company’s chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2018 and 2017, the Company paid $781 and $866, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 11). During the years ended December 31, 2018 and 2017, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2018 and 2017, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2018 and 2017 was $13,226 and $14,407, respectively.

During the years ended December 31, 2018 and 2017, the Company paid approximately $42 and $54, respectively, to a digital marketing services organization, which is an affiliate of Gray. Services purchased primarily included assistance with website marketing initiatives on behalf of the Company’s life and health operations.

During the years ended December 31, 2018 and 2017, Gray paid the Company approximately $403 and $597, respectively, in employer paid insurance premiums related to a group accident plan.

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

	For the Year Ended December 31, 2018
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$53,807	$119,124	$—	$—	$172,931
Insurance benefits and losses incurred	38,829	93,821	—	—	132,650
Expenses deferred	(7,893)	(14,118)	—	—	(22,011)
Amortization and depreciation expense	7,991	9,892	715	—	18,598
Other expenses	14,666	36,514	16,613	(10,506)	57,287
Total expenses	53,593	126,109	17,328	(10,506)	186,524
Underwriting income (loss)	214	(6,985)
Net investment income	3,783	5,382	2,895	(2,511)	9,549
Other income	8	7	8,093	(7,995)	113
Operating income (loss)	4,005	(1,596)	(6,340)	—	(3,931)
Net realized gains	1,876	3,006	272	—	5,154
Unrealized losses on equity securities	(220)	(514)	(1,460)	—	(2,194)
Income (loss) before income taxes	$5,661	$896	$(7,528)	$—	$(971)
Total revenues	$59,254	$127,005	$9,800	$(10,506)	$185,553
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$122,724	$195,663	$134,643	$(108,756)	$344,274
	For the Year Ended December 31, 2017
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$53,661	$109,666	$—	$—	$163,327
Insurance benefits and losses incurred	34,486	83,029	—	—	117,515
Expenses deferred	(8,062)	(11,693)	—	—	(19,755)
Amortization and depreciation expense	8,543	8,232	712	—	17,487
Other expenses	15,951	38,195	16,191	(9,826)	60,511
Total expenses	50,918	117,763	16,903	(9,826)	175,758
Underwriting income (loss)	2,743	(8,097)
Net investment income	3,332	5,021	2,267	(2,124)	8,496
Other income	11	8	7,806	(7,702)	123
Operating income (loss)	6,086	(3,068)	(6,830)	—	(3,812)
Net realized gains	2,481	2,800	3,887	—	9,168
Income (loss) before income taxes	$8,567	$(268)	$(2,943)	$—	$5,356
Total revenues	$59,485	$117,495	$13,960	$(9,826)	$181,114
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$126,313	$185,624	$147,653	$(116,351)	$343,239

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 13, 2018, the Audit Committee (the “Audit Committee”) of the Company’s Board of Directors approved the appointment of Dixon Hughes Goodman LLP (“Dixon Hughes”) as the Company’s independent registered public accounting firm, commencing with the quarter ended September 30, 2018 and for the fiscal year ended December 31, 2018. In connection with the selection of Dixon Hughes, on September 13, 2018 the Audit Committee approved terminating the engagement of BDO USA, LLP (“BDO”) as the Company’s independent registered public accounting firm.

The audit reports of BDO on the Company’s consolidated financial statements as of and for the years ended December 31, 2016 and 2017 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2016 and 2017, and through the date hereof, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter in connection with its reports; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were effective as of that date.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control over financial reporting system has been designed to provide reasonable assurance regarding the reliability and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management recognizes that there are inherent limitations in the effectiveness of any internal control system. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Furthermore, the application of any evaluations of effectiveness on future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2018.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on May 21, 2019, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2018, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	1,275,200
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	1,275,200
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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
Management Agreement, dated July 1, 1993, between the registrant and Atlantic American Life Insurance Company and Bankers Fidelity Life Insurance Company [incorporated by reference to Exhibit 10.41 to the registrant’s Form 10-Q for the quarter ended September 30, 1993].

10.02	-
Tax Allocation Agreement, dated as of January 4, 2016, between the registrant and the registrant’s subsidiaries [incorporated by reference to Exhibit 10.02 to the registrant’s Form 10-K for the year ended December 31, 2017].

10.03**	-	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].
10.04**	-	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2013].
10.05	-
Lease Agreement, dated as of November 1, 2007, between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company [incorporated by reference to Exhibit 10.10 to the registrant’s Form 10-K for the year ended December 31, 2007].

10.06	-
First Amendment to Lease Agreement, dated as of March 31, 2008, between Georgia Casualty & Surety Company, Bankers Fidelity Life Insurance Company, Atlantic American Corporation and Delta Life Insurance Company [incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-Q for the quarter ended March 31, 2008].

10.07**	-
Employment and Transition Agreement with Fixed Determination Date, dated as of June 14, 2017 by and between John G. Sample, Jr. and the registrant [incorporated by reference to Exhibit 10.07 to the registrant’s Form 10-K for the year ended December 31, 2017].

14.1	-	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
16.1	-	Letter from BDO USA, LLP regarding Change in Certifying Accountant.
21.1	-	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	-	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm.
23.2	-	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.
31.1	-	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	-	XBRL Instance Document.
101.SCH	-	XBRL Taxonomy Extension Schema.
101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	-	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	-	XBRL Taxonomy Extension Label Linkbase.
101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase.
*	The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.
**	Management contract, compensatory plan or arrangement required to be filed pursuant to Part IV, Item 15(c) of Form 10-K and Item 601 of Regulation S-K.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer

Date: April 1, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2019
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	April 1, 2019
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	April 1, 2019
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	April 1, 2019
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	April 1, 2019
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	April 1, 2019
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$3,142	$9,732
Investments	14,154	16,097
Investment in subsidiaries	108,756	116,351
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	3,524	—
Income taxes receivable from subsidiaries	2,856	2,879
Other assets	3,311	3,762
Total assets	$136,981	$150,059

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$—	$1,253
Other payables	1,871	2,085
Junior subordinated debentures	33,738	33,738

Total liabilities	35,609	37,076

Shareholders’ equity	101,372	112,983
Total liabilities and shareholders’ equity	$136,981	$150,059

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,995	$7,702
Distributed earnings from subsidiaries	4,800	4,850
Unrealized losses on equity securities, net	(1,460)	—
Other	752	4,130
Total revenue	12,087	16,682

GENERAL AND ADMINISTRATIVE EXPENSES	12,764	13,015

INTEREST EXPENSE	2,037	1,723
	(2,714)	1,944
INCOME TAX BENEFIT(1)	(3,544)	(2,553)
	830	4,497
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	(1,534)	31
NET INCOME (LOSS)	$(704)	$4,528
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(704)	$4,528
Adjustments to reconcile net income to net cash provided by operating activities:
Realized investment gains, net	(272)	(3,891)
Unrealized losses on equity securities, net	1,460	—
Depreciation and amortization	715	712
Compensation expense related to share awards	244	495
Distributions received from equity method investees	183	4,513
Equity in undistributed earnings of consolidated subsidiaries	1,534	(31)
Decrease in intercompany taxes	24	82
Deferred income tax benefit	(2,236)	(1,358)
(Decrease) increase in other liabilities	(214)	136
Other, net	(190)	295
Net cash provided by operating activities	544	5,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	675	1,501
Investments purchased	—	—
Capital contribution to subsidiaries	(6,000)	—
Additions to property and equipment	(219)	(91)
Net cash provided by investing activities	(5,544)	1,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(407)	(408)
Proceeds from shares issued under stock plans	36	32
Treasury stock acquired — share repurchase authorization	(597)	(692)
Treasury stock acquired — net employee share-based compensation	(223)	—
Net cash used in financing activities	(1,590)	(1,467)

Net increase (decrease) in cash	(6,590)	5,424
Cash and cash equivalents at beginning of year	9,732	4,308
Cash and cash equivalents at end of year	$3,142	$9,732

Supplemental disclosure:
Cash paid for interest	$1,996	$1,705
Cash paid for income taxes	$2,107	$1,400
Intercompany tax settlement from subsidiaries	$3,439	$2,676

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2018:
Bankers Fidelity	$35,047	$113,515		$4,712	$1,973
American Southern	2,047	49,354		19,494	—
	$37,094	$162,869	(1)	$24,206	$1,973

December 31, 2017:
Bankers Fidelity	$30,619	$100,127		$4,271	$2,010
American Southern	2,075	47,997		19,178	—
	$32,694	$148,124	(2)	$23,449	$2,010
(1)	Includes future policy benefits of $90,257 and losses and claims of $72,612.
(2)	Includes future policy benefits of $82,435 and losses and claims of $65,689.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2018:
Bankers Fidelity	$119,124	$5,382	$93,821	$9,690	$22,598	$—
American Southern	53,807	3,783	38,829	7,921	6,843	54,410
Corporate & other	—	384	—	—	6,822	—
	$172,931	$9,549	$132,650	$17,611	$36,263	$54,410

December 31, 2017:
Bankers Fidelity	$109,666	$4,257	$83,029	$7,866	$26,868	$—
American Southern	53,661	3,307	34,486	8,170	8,262	53,362
Corporate & other	—	143	—	—	7,077	—
	$163,327	$7,707	$117,515	$16,036	$42,207	$53,362

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2018:
Life insurance in force	$232,311	$(12,263)	$—	$220,048

Premiums —
Bankers Fidelity	$180,552	$(61,459)	$31	$119,124	0.0%
American Southern	39,233	(5,075)	19,649	53,807	36.5%
Total premiums	$219,785	$(66,534)	$19,680	$172,931	11.4%

Year ended December 31, 2017:
Life insurance in force	$255,506	$(14,902)	$—	$240,604

Premiums —
Bankers Fidelity	$142,210	$(32,585)	$41	$109,666	0.0%
American Southern	39,248	(4,787)	19,200	53,661	35.8%
Total premiums	$181,458	$(37,372)	$19,241	$163,327	11.8%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years
	(In thousands)
December 31, 2018	$2,047	$49,354	$19,494	$53,807	$3,783	$39,735	$(906)	$7,921	$36,680	$54,410

December 31, 2017	$2,075	$47,997	$19,178	$53,661	$3,307	$37,016	$(2,530)	$8,170	$33,459	$53,362

See accompanying report of independent registered public accounting firm.

VI-1