Form 10-Q
period 2019-03-31
ATLANTIC AMERICAN CORP
filed 2019-05-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☑

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	AAME	NASDAQ Global Market

The total number of shares of the registrant's Common Stock, $1 par value, outstanding on May 2, 2019 was 20,142,644.

ATLANTIC AMERICAN CORPORATION

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited March 31, 2019	December 31, 2018
Cash and cash equivalents	$8,614	$12,630
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $218,519 and $219,924)	217,149	210,386
Equity securities, at fair value (cost: $9,060 and $10,515)	25,792	20,758
Other invested assets (cost: $7,005 and $6,905)	7,493	7,424
Policy loans	2,035	2,085
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	253,745	241,929
Receivables:
Reinsurance	28,452	26,110
Insurance premiums and other (net of allowance for doubtful accounts: $204 and $207)	12,137	15,223
Deferred income taxes, net	1,346	4,184
Deferred acquisition costs	37,359	37,094
Other assets	10,047	4,560
Intangibles	2,544	2,544
Total assets	$354,244	$344,274
LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$90,858	$90,257
Unearned premiums	17,259	24,206
Losses and claims	74,713	72,612
Other policy liabilities	1,451	1,973
Total insurance reserves and policyholder funds	184,281	189,048
Other liabilities	24,738	20,116
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	242,757	242,902

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,150,044 and 20,170,360	22,401	22,401
Additional paid-in capital	57,417	57,414
Retained earnings	40,868	37,208
Accumulated other comprehensive loss	(1,082)	(7,535)
Unearned stock grant compensation	(128)	(186)
Treasury stock, at cost: 2,250,850 and 2,230,534 shares	(8,044)	(7,985)
Total shareholders’ equity	111,487	101,372
Total liabilities and shareholders’ equity	$354,244	$344,274

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Insurance premiums, net	$44,782	$42,202
Net investment income	2,334	2,359
Realized investment gains, net	1,385	370
Unrealized gains (losses) on equity securities, net	6,489	(4,419)
Other income	28	28
Total revenue	55,018	40,540

Benefits and expenses:
Insurance benefits and losses incurred	35,307	33,172
Commissions and underwriting expenses	11,015	10,019
Interest expense	546	462
Other expense	2,865	3,238
Total benefits and expenses	49,733	46,891
Income (loss) before income taxes	5,285	(6,351)
Income tax expense (benefit)	1,123	(1,327)
Net income (loss)	4,162	(5,024)
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$4,063	$(5,123)

Earnings (loss) per common share (basic)	$0.20	$(.25)
Earnings (loss) per common share (diluted)	$0.19	$(.25)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$4,162	$(5,024)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	8,440	(6,774)
Related income tax effect	(1,772)	1,422
Subtotal	6,668	(5,352)

Less: reclassification adjustment for net realized gains included in net income (loss)	(272)	(370)
Related income tax effect	57	78
Subtotal	(215)	(292)

Total other comprehensive income (loss), net of tax	6,453	(5,644)
Total comprehensive income (loss)	$10,615	$(10,668)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

Three Months Ended March 31, 2019	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Unearned Stock Grant Compensation	Treasury Stock	Total
Balance, December 31, 2018	$55	$22,401	$57,414	$37,208	$(7,535)	$(186)	$(7,985)	$101,372
Net income	-	-	-	4,162	-	-	-	4,162
Other comprehensive income, net of tax	-	-	-	-	6,453	-	-	6,453
Dividends declared on common stock ($0.02 per share)	-	-	-	(403)	-	-	-	(403)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Amortization of unearned compensation	-	-	-	-	-	58	-	58
Purchase of shares for treasury	-	-	-	-	-	-	(49)	(49)
Net shares acquired related to employee share-based compensation plans	-	-	-	-	-	-	(14)	(14)
Issuance of shares under stock plans	-	-	3	-	-	-	4	7
Balance, March 31, 2019	$55	$22,401	$57,417	$40,868	$(1,082)	$(128)	$(8,044)	$111,487

Three Months Ended March 31, 2018
Balance, December 31, 2017	$55	$22,401	$57,495	$30,993	$9,751	$(579)	$(7,133)	$112,983
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	9,825	(9,825)	-	-	-
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	-	(2,100)	2,100	-	-	-
Net loss	-	-	-	(5,024)	-	-	-	(5,024)
Other comprehensive loss, net of tax	-	-	-	-	(5,644)	-	-	(5,644)
Dividends declared on common stock ($0.02 per share)	-	-	-	(407)	-	-	-	(407)
Dividends accrued on preferred stock	-	-	-	(99)	-	-	-	(99)
Restricted stock grants, net of forfeitures	-	-	(68)	-	-	115	(47)	-
Amortization of unearned compensation	-	-	-	-	-	77	-	77
Purchase of shares for treasury	-	-	-	-	-	-	(79)	(79)
Net shares acquired related to employee share-based compensation plans	-	-	-	-	-	-	(90)	(90)
Issuance of shares under stock plans	-	-	4	-	-	-	3	7
Balance, March 31, 2018	$55	$22,401	$57,431	$33,188	$(3,618)	$(387)	$(7,346)	$101,724

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,162	$(5,024)
Adjustments to reconcile income (loss) to net cash used in operating activities:
Acquisition costs deferred, net	(265)	(469)
Realized investment gains, net	(1,385)	(370)
Unrealized (gains) losses on equity securities, net	(6,489)	4,419
Compensation expense related to share awards	58	77
Depreciation and amortization	193	273
Deferred income tax expense (benefit)	1,123	(1,363)
Decrease in receivables, net	3,936	1,567
Decrease in insurance reserves and policyholder funds	(4,767)	(631)
Increase (decrease) in other liabilities	2,100	(5,453)
Other, net	(5,612)	98
Net cash used in operating activities	(6,946)	(6,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	18,604	13,373
Proceeds from investments matured, called or redeemed	1,878	1,529
Investments purchased	(17,470)	(23,955)
Additions to property and equipment	(26)	(18)
Net cash provided by (used in) investing activities	2,986	(9,071)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	7	7
Treasury stock acquired — share repurchase authorization	(49)	(79)
Treasury stock acquired — net employee share-based compensation	(14)	(90)
Net cash used in financing activities	(56)	(162)

Net decrease in cash and cash equivalents	(4,016)	(16,109)
Cash and cash equivalents at beginning of period	12,630	24,547
Cash and cash equivalents at end of period	$8,614	$8,438

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$552	$452

The accompanying notes are an integral part of these consolidated financial statements.

 ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”).  The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).  The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2019 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2019 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the 2018 Annual Report, except as noted below for the adoption of new accounting standards.

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

Adoption of New Accounting Standards

Leases.  On January 1, 2019, the Company adopted the requirements of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (Topic 840) is the recognition of a right-of-use (ROU) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The new standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.

As part of the transition to the new standard, the Company was required to measure and recognize leases that existed at January 1, 2019 and elected to use a modified retrospective approach. For leases that existed at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess any of the following:  (i) whether an arrangement is or contains a lease, (ii) lease classification, or (iii) what qualifies as an initial direct cost.

The adoption of this ASU resulted in the Company recognizing a right-of-use asset of $6,088 as part of other assets and a lease liability of $6,088 as part of other liabilities in the consolidated balance sheet.   The adoption of this ASU did not have a material effect on the Company’s results of operations or liquidity.

Revenue from Contracts with Customers.  In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”).  ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services.  For the three months ended March 31, 2019 and 2018, approximately $28 for each period, or less than one-tenth of 1% of the Company's total revenues, were within the scope of this updated guidance.  The Company adopted ASU 2014-09 as of January 1, 2018. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

For information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2018 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2019 and December 31, 2018.

Fixed maturities were comprised of the following:

	March 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$26,356	$82	$723	$26,997
Obligations of states and political subdivisions	8,491	415	1	8,077
Corporate securities:
Utilities and telecom	19,399	1,312	124	18,211
Financial services	52,583	1,164	1,136	52,555
Other business – diversified	44,777	822	1,381	45,336
Other consumer – diversified	65,351	479	2,279	67,151
Total corporate securities	182,110	3,777	4,920	183,253
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$217,149	$4,274	$5,644	$218,519

	December 31, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,422	$36	$1,061	$28,447
Obligations of states and political subdivisions	8,364	347	72	8,089
Corporate securities:
Utilities and telecom	19,642	873	431	19,200
Financial services	49,477	747	2,942	51,672
Other business – diversified	49,196	226	2,844	51,814
Other consumer – diversified	56,093	84	4,501	60,510
Total corporate securities	174,408	1,930	10,718	183,196
Redeemable preferred stocks:
Other consumer – diversified	192	-	-	192
Total redeemable preferred stocks	192	-	-	192
Total fixed maturities	$210,386	$2,313	$11,851	$219,924

Bonds having an amortized cost of $9,477 and $10,452 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2019 and December 31, 2018, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	March 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$4,755	$375	$-	$4,380
Other business – diversified	301	254	-	47
Other consumer – diversified	20,736	16,103	-	4,633
Total equity securities	$25,792	$16,732	$-	$9,060

	December 31, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,686	$722	$-	$964
Financial services	4,552	172	-	4,380
Other business – diversified	306	259	-	47
Other consumer – diversified	14,214	9,090	-	5,124
Total equity securities	$20,758	$10,243	$-	$10,515

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2019 and December 31, 2018 by contractual maturity were as follows.  Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019		December 31, 2018
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,501	$1,500	$3,150	$3,150
Due after one year through five years	15,529	15,274	19,787	19,699
Due after five years through ten years	122,693	123,685	127,617	133,863
Due after ten years	61,355	61,389	43,823	46,338
Asset backed securities	16,071	16,671	16,009	16,874
Totals	$217,149	$218,519	$210,386	$219,924

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$-	$-	$20,998	$723	$20,998	$723
Obligations of states and political subdivisions	-	-	485	1	485	1
Corporate securities	9,142	135	94,244	4,785	103,386	4,920
Total temporarily impaired securities	$9,142	$135	$115,727	$5,509	$124,869	$5,644

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$-	$-	$24,786	$1,061	$24,786	$1,061
Obligations of states and political subdivisions	-	-	3,980	72	3,980	72
Corporate securities	49,633	1,592	97,012	9,126	146,645	10,718
Total temporarily impaired securities	$49,633	$1,592	$125,778	$10,259	$175,411	$11,851

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

There were no other than temporary impairment (“OTTI”) charges recorded during the three month periods ended March 31, 2019 and 2018.

As of March 31, 2019 and December 31, 2018, there were ninety-two and one hundred forty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The decrease in the number and value of securities in an unrealized loss position during the three month period ended March 31, 2019 was primarily attributable to the appreciation of fixed maturity market prices due to the current interest rate environment.  Other than securities for which an impairment charge has already been taken, the Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2019.

The following table is a summary of realized investment gains (losses) for the three month periods ended March 31, 2019 and 2018.

	2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$272	$1,113	$-	$1,385
Losses	-	-	-	-
Realized investment gains (losses), net	$272	$1,113	$-	$1,385

	2018
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$370	$-	$-	$370
Losses	-	-	-	-
Realized investment gains (losses), net	$370	$-	$-	$370

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month periods ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Net gains (losses) recognized during the period on equity securities	$7,602	$(4,419)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	1,113	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$6,489	$(4,419)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $7,493 and $7,424 as of March 31, 2019 and December 31, 2018, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2019 and December 31, 2018.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE.  The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $8,731 and $8,662, as of March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019 and December 31, 2018, the Company has outstanding commitments totaling $4,900 and $0, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of March 31, 2019 and December 31, 2018, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,115 and $1,066, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$10,286	$205,748		$1,115	(1)	$217,149
Equity securities	21,240	4,552	(1)	-		25,792
Cash equivalents	6,724	-		-		6,724
Total	$38,250	$210,300		$1,115		$249,665

(1)	All underlying securities are financial services industry related.

As of December 31, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs		Significant Unobservable Inputs
	(Level 1)	(Level 2)		(Level 3)		Total
Assets:
Fixed maturities	$11,413	$197,907		$1,066	(1)	$210,386
Equity securities	16,398	4,360	(1)	-		20,758
Cash equivalents	8,250	-		-		8,250
Total	$36,061	$202,267		$1,066		$239,394

(1)	All underlying securities are financial services industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2019 and 2018.

Fixed Maturities
Balance, December 31, 2018	$1,066
Total unrealized gains included in other comprehensive loss	49
Balance, March 31, 2019	$1,115

Fixed Maturities
Balance, December 31, 2017	$1,369
Total unrealized losses included in other comprehensive loss	(30)
Balance, March 31, 2018	$1,339

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2019 and December 31, 2018.

			March 31, 2019		December 31, 2018
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$8,614	$8,614	$12,630	$12,630
Fixed maturities		(1)	217,149	217,149	210,386	210,386
Equity securities		(1)	25,792	25,792	20,758	20,758
Other invested assets	Level 3		7,493	7,493	7,424	7,424
Policy loans	Level 2		2,035	2,035	2,085	2,085
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238
Liabilities:
Junior subordinated debentures, net	Level 2		33,738	33,738	33,738	33,738

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses, by major product, is as follows:

Property and Casualty Insurance Products	Three Months Ended March 31,
	2019	2018
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,354	$47,997
Less: Reinsurance recoverable on unpaid losses	(6,428)	(7,220)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	42,926	40,777

Incurred related to:
Current accident year	9,398	9,602
Prior accident year development (1)	(355)	(425)
Total incurred	9,043	9,177

Paid related to:
Current accident year	1,668	2,348
Prior accident years	7,310	5,976
Total paid	8,978	8,324
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	42,991	41,630
Plus: Reinsurance recoverable on unpaid losses	6,218	7,158
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$49,209	$48,788

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

Medicare Supplement Insurance Products	Three Months Ended March 31,
	2019	2018
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$21,257	$15,859
Less: Reinsurance recoverable on unpaid losses	(7,926)	(4,748)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	13,331	11,111

Incurred related to:
Current accident year	22,472	17,615
Prior accident year development	974	3,343	(2)
Total incurred	23,446	20,958

Paid related to:
Current accident year	11,125	5,873
Prior accident years	11,213	13,252
Total paid	22,338	19,125
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	14,439	12,944
Plus: Reinsurance recoverable on unpaid losses	8,958	6,535
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$23,397	$19,479

(2)
The prior accident year development for Medicare supplement insurance products was primarily due to influenza, the usual driver of elevated morbidity in winter, which was significantly higher than in the previous year and ultimately had an unfavorable effect on the Company’s loss patterns.

Other Life and Health Insurance Products	Three Months Ended March 31,
	2019	2018
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$2,001	$1,833
Less: Reinsurance recoverable on unpaid losses	-	-
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	2,001	1,833

Incurred related to:
Current accident year	2,494	2,516
Prior accident year development	(120)	(284)
Total incurred	2,374	2,232

Paid related to:
Current accident year	914	998
Prior accident years	1,354	1,214
Total paid	2,268	2,212
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	2,107	1,853
Plus: Reinsurance recoverable on unpaid losses	-	-
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$2,107	$1,853

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2019	2018
Total incurred losses	$34,863	$32,367
Cash surrender value and matured endowments	360	378
Benefit reserve changes	84	427
Total insurance benefits and losses incurred	$35,307	$33,172

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2019 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2019	$18,042	$23,196
Less: Treasury debt (3)	-	(7,500)
Net balance March 31, 2019	$18,042	$15,696
Net balance December 31, 2018	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

(1)
For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’respective maturity dates.  During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures.  The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the loss per common share calculations is as follows:

	Three Months Ended March 31, 2019
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$4,162	20,159
Less preferred stock dividends	(99)
Net income applicable to common shareholders	4,063	20,159	$.20
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	99	1,378
Net income applicable to common shareholders	$4,162	21,537	$.19

	Three Months Ended March 31, 2018
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(5,024)	20,419
Less preferred stock dividends	(99)	-
Net loss applicable to common shareholders	$(5,123)	20,419	$(.25)

The assumed conversion of the Company’s Series D preferred stock was excluded from the diluted loss per common share calculation for the three month period ended March 31, 2018, since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax benefit is as follows:

	Three Months Ended March 31,
	2019	2018
Federal income tax provision at statutory rate of 21%	$1,110	$(1,334)
Dividends-received deduction	(9)	(10)
Other permanent differences	22	17
Income tax benefit	$1,123	$(1,327)

The components of income tax benefit were:

	Three Months Ended March 31,
	2019	2018
Current – Federal	$-	$36
Deferred – Federal	1,123	(1,363)
Total	$1,123	$(1,327)

Note 9.	Leases

The Company has identified two operating lease agreements, each for the use of office space in the ordinary course of business. The first lease renews annually on an automatic basis and based on original assumptions, management is reasonably certain to exercise the renewal option for an additional eight years from the January 1, 2019 effective date of the new lease guidance.  The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease.  Lease expense reported for the three months ended March 31, 2019, was $254.  See the “Adoption of New Accounting Standards - Leases” section of Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding the accounting for leases.

Additional information regarding the Company’s real estate operating leases is as follows:

Three Months Ended March 31,
2019
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$233
Right-of-use assets included in other assets on balance sheet	5,938
Weighted average discount rate	6.8%
Weighted average remaining lease term in years	7.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2019	$582
2020	978
2021	1,015
2022	1,031
2023	1,048
Thereafter	3,091
Total undiscounted lease payments	7,745
Less: present value adjustment	1,787
Operating lease liability	$5,958

As of March 31, 2019, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses.  In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 11.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products.  American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market.  Each business unit is managed independently and is evaluated on its individual performance.  The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2019 and 2018.

Assets	March 31, 2019	December 31, 2018
American Southern	$121,500	$122,724
Bankers Fidelity	204,531	195,663
Corporate and Other	28,213	25,887
Total assets	$354,244	$344,274

	Three Months Ended March 31,
Revenues	2019	2018
American Southern	$15,235	$13,533
Bankers Fidelity	34,376	30,113
Corporate and Other	5,407	(3,106)
Total revenue	$55,018	$40,540

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2019	2018
American Southern	$1,982	$968
Bankers Fidelity	(496)	(2,535)
Corporate and Other	3,799	(4,784)
Income (loss) before income taxes	$5,285	$(6,351)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2019. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures.   Actual results could differ significantly from those estimates.  The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2018 Annual Report.  Except as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2018 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2019 and the comparable period in 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Insurance premiums	$44,782	$42,202
Net investment income	2,334	2,359
Realized investment gains, net	1,385	370
Unrealized gains (losses) on equity securities, net	6,489	(4,419)
Other income	28	28
Total revenue	55,018	40,540
Insurance benefits and losses incurred	35,307	33,172
Commissions and underwriting expenses	11,015	10,019
Interest expense	546	462
Other expense	2,865	3,238
Total benefits and expenses	49,733	46,891
Income (loss) before income taxes	$5,285	$(6,351)
Net income (loss)	$4,162	$(5,024)

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income (loss), and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” operating results of the Company before considering certain items that are either beyond the control of management (such as taxes, which are subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized and unrealized investment gains, which are not a part of the Company’s primary operations and are, to a limited extent, subject to discretion in terms of timing of realization).

A reconciliation of net income (loss) to operating loss for the three month period ended March 31, 2019 and the comparable period in 2018 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2019	2018
	(In thousands)
Net income (loss)	$4,162	$(5,024)
Income tax benefit (expense)	1,123	(1,327)
Realized investment gains, net	(1,385)	(370)
Unrealized gains (losses) on equity securities, net	(6,489)	4,419
Non-GAAP operating loss	$(2,589)	$(2,302)

On a consolidated basis, the Company had net income of $4.2 million, or $0.19 per diluted share, for the three month period ended March 31, 2019, compared to a net loss of $5.0 million, or a loss of $0.25 per diluted share, for the three month period ended March 31, 2018.  Premium revenue for the three month period ended March 31, 2019 increased $2.6 million, or 6.1%, to $44.8 million. The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations.  Operating loss increased $0.3 million in the three month period ended March 31, 2019 over the comparable period of 2018.  The increase in operating loss was primarily due to unfavorable loss experience in the life and health operations.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2019 and the comparable period in 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Gross written premiums	$7,694	$6,841
Ceded premiums	(1,375)	(1,203)
Net written premiums	$6,319	$5,638
Net earned premiums	$13,806	$12,707
Net loss and loss adjustment expenses	9,043	9,177
Underwriting expenses	4,210	3,387
Underwriting income	$553	$143
Loss ratio	65.5%	72.2%
Expense ratio	30.5	26.7
Combined ratio	96.0%	98.9%

Gross written premiums at American Southern increased $0.9 million, or 12.5%, during the three month period ended March 31, 2019 from the comparable period in 2018.  The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business due to increased writings from certain agencies and a new agency that started in the second half of 2018.  Partially offsetting the increase in gross written premiums was a decline in premiums written in the surety line of business as a result of increased competition.

Ceded premiums increased $0.2 million, or 14.3%, during the three month period ended March 31, 2019 from the comparable period in 2018 due primarily to an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2019 and the comparable period in 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Automobile liability	$7,024	$6,865
Automobile physical damage	3,602	2,455
General liability	784	738
Surety	1,687	1,934
Other lines	709	715
Total	$13,806	$12,707

Net earned premiums increased $1.1 million, or 8.6%, during the three month period ended March 31, 2019 from the comparable period in 2018.  The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from the addition of an automobile account as previously mentioned.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $0.1 million, or 1.5%, during the three month period ended March 31, 2019 from the comparable period in 2018.  As a percentage of earned premiums, net loss and loss adjustment expenses were 65.5% in the three month period ended March 31, 2019, compared to 72.2% in the three month period ended March 31, 2018.  The decrease in the loss ratio was primarily due to a decrease in the number of claims in the general liability line of business during the three month period ended March 31, 2019.  Partially offsetting the decrease in the loss ratio during the three month period ended March 31, 2019 was less favorable loss experience in the automobile liability line of business.

Underwriting expenses increased $0.8 million, or 24.3%, during the three month period ended March 31, 2019 from the comparable period in 2018.  As a percentage of earned premiums, underwriting expenses were 30.5% in the three month period ended March 31, 2019, compared to 26.7% in the three month period ended March 31, 2018.  The increase in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write.  During the three month period ended March 31, 2019, variable commissions at American Southern increased $0.5 million from the comparable period in 2018 due to favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2019 and the comparable period in 2018:

	Three Months Ended March 31,
	2019	2018

Medicare supplement	$44,329	$39,164
Other health products	1,990	1,846
Life insurance	2,142	2,301
Gross earned premiums	48,461	43,311
Ceded premiums	(17,485)	(13,816)
Net earned premiums	30,976	29,495
Insurance benefits and losses	26,264	23,995
Underwriting expenses	8,608	8,652
Total expenses	34,872	32,647
Underwriting loss	$(3,896)	$(3,152)
Loss ratio	84.8%	81.4%
Expense ratio	27.8	29.3
Combined ratio	112.6%	110.7%

Net earned premium revenue at Bankers Fidelity increased $1.5 million, or 5.0%, during the three month period ended March 31, 2019 over the comparable period in 2018.  Gross earned premiums from the Medicare supplement line of business increased $5.2 million, or 13.2%, during the three month period ended March 31, 2019, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums increased $0.1 million, or 7.8%, during the same comparable period, primarily as a result of new sales of the company’s hospital indemnity and group health products. Gross earned premiums from the life insurance line of business decreased $0.2 million, or 6.9%, during the three month period ended March 31, 2019 from the comparable period in 2018 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  Premiums ceded increased $3.7 million, or 26.6%, during the three month period ended March 31, 2019 over the comparable period in 2018.  The increase in ceded premiums for the three month period ended March 31, 2019 was due to a significant increase in Medicare supplement premiums subject to reinsurance.

Benefits and losses increased $2.3 million, or 9.5%, during the three month period ended March 31, 2019 over the comparable period in 2018.  As a percentage of earned premiums, benefits and losses were 84.8% in the three month period ended March 31, 2019, compared to 81.4% in the three month period ended March 31, 2018.  The increase in the loss ratio for the three month period ended March 31, 2019 was primarily attributable to unfavorable loss experience in the Medicare supplement line of business.  Throughout 2018 and continuing into the three month period ended March 31, 2019, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the Company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses decreased slightly during the three month period ended March 31, 2019 from the comparable period in 2018.  As a percentage of earned premiums, underwriting expenses were 27.8% in the three month period ended March 31, 2019, compared to 29.3% in the three month period ended March 31, 2018.  The decrease in the expense ratio for the three month period ended March 31, 2019 was primarily due to the increase in earned premiums coupled with a relatively consistent level of fixed general and administrative expenses.  Also contributing to the decrease in the expense ratio was a reinsurance expense-reimbursement allowance associated with reinsurance, which reimbursed the Company for a portion of its indirect underwriting expenses.

NET INVESTMENT INCOME AND REALIZED GAINS

Investment income decreased slightly during the three month period ended March 31, 2019 from the comparable period in 2018.  The decrease in investment income was primarily attributable to a slight loss from the equity in earnings from investments in real estate partnerships during the three month period ended March 31, 2019 that did not occur in the comparable 2018 period.

The Company had net realized investment gains of $1.4 million during the three month period ended March 31, 2019, compared to net realized investment gains of $0.4 million in the three month period ended March 31, 2018.  The net realized investment gains in the three month periods ended March 31, 2019 resulted primarily from the disposition of several of the Company’s investments in equity securities.   The net realized investment gains in the three month periods ended March 31, 2018 resulted from the disposition of several of the Company’s investments in fixed maturities.  Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

On January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income.  As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized gains on equity securities still held of $6.5 million during the three month period ended March 31, 2019 and unrealized losses on equity securities still held of $4.4 million during the three month period ended March 31, 2018.

INTEREST EXPENSE

Interest expense increased $0.1 million, or 18.2%, during the three month period ended March 31, 2019 from the comparable period in 2018.  The increase in interest expense was due to an increase in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $0.6 million, or 4.7%, during the three month period ended March 31, 2019 from the comparable period in 2018.  The increase in other expenses was primarily attributable to a $0.5 million increase in the variable commission accrual in the property and casualty operations.  On a consolidated basis, as a percentage of earned premiums, other expenses decreased to 31.0% in the three month period ended March 31, 2019 from 31.4% in the three month period ended March 31, 2018.  The decrease in the expense ratio was primarily attributable to the increase in earned premiums coupled with a lower level of general and administrative expenses.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries.  The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time.  At March 31, 2019, the Parent had approximately $19.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported a statutory net loss of $0.7 million for the three month period ended March 31, 2019, compared to statutory net loss of $0.5 million for the three month period ended March 31, 2018.  Statutory results are impacted by the recognition of all costs of acquiring business.  In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP.  Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes.  The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations.  Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries.  At March 31, 2019, American Southern had $41.8 million of statutory surplus and Bankers Fidelity had $30.7 million of statutory surplus. In 2019, dividend payments by the Parent’s insurance subsidiaries in excess of $4.3 million would require prior approval.  Through March 31, 2019, the Parent received dividends of $1.2 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures.  The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin.  The margin ranges from 4.00% to 4.10%.  At March 31, 2019, the effective interest rate was 6.71%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities.  Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities.  As of March 31, 2019, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2019, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding.  All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative.  In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option.  The Series D Preferred Stock is not currently convertible.  At March 31, 2019, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $12.6 million at December 31, 2018 to $8.6 million at March 31, 2019. The decrease in cash and cash equivalents during the three month period ended March 31, 2019 was primarily attributable to net cash used in operating activities of $6.9 million, partially offset by a $3.0 million increase resulting from investment sales and maturity of securities exceeding purchases of securities.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2019	9,466	$2.73	9,466	341,873
February 1 – February 28, 2019	2,920	2.78	2,920	338,953
March 1 – March 31, 2019	5,479	2.81	5,479	333,474
Total	17,865	$2.76	17,865

Item 6.  Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 13, 2019	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)