Form 10-Q
period 2019-09-30
ATLANTIC AMERICAN CORP
filed 2019-11-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on October 23, 2019 was 20,479,501.

ATLANTIC AMERICAN CORPORATION

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS
	Unaudited September 30, 2019	December 31, 2018
Cash and cash equivalents	$36,013	$12,630
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $205,124 and $219,924)	217,517	210,386
Equity securities, at fair value (cost: $7,168 and $10,515)	19,507	20,758
Other invested assets (cost: $7,005 and $6,905)	7,103	7,424
Policy loans	1,989	2,085
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	247,392	241,929
Receivables:
Reinsurance	30,481	26,110
Insurance premiums and other (net of allowance for doubtful accounts: $192 and $207)	17,996	15,223
Deferred income taxes, net	175	4,184
Deferred acquisition costs	38,801	37,094
Other assets	9,933	4,560
Intangibles	2,544	2,544
Total assets	$383,335	$344,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$92,685	$90,257
Unearned premiums	28,152	24,206
Losses and claims	76,261	72,612
Other policy liabilities	1,226	1,973
Total insurance reserves and policyholder funds	198,324	189,048
Other liabilities	34,862	20,116
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	266,924	242,902

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,479,501 and 20,170,360	22,401	22,401
Additional paid-in capital	57,819	57,414
Retained earnings	34,850	37,208
Accumulated other comprehensive income (loss)	9,791	(7,535)
Unearned stock grant compensation	(943)	(186)
Treasury stock, at cost: 1,921,393 and 2,230,534 shares	(7,562)	(7,985)
Total shareholders’ equity	116,411	101,372
Total liabilities and shareholders’ equity	$383,335	$344,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Insurance premiums, net	$45,005	$42,557	$135,256	$127,604
Net investment income	2,187	2,215	6,834	7,111
Realized investment gains (losses), net	(430)	484	1,565	797
Unrealized gains on equity securities, net	944	1,083	2,096	753
Other income	39	31	139	88
Total revenue	47,745	46,370	145,890	136,353

Benefits and expenses:
Insurance benefits and losses incurred	34,719	33,087	104,177	98,478
Commissions and underwriting expenses	11,471	8,722	33,995	28,456
Interest expense	533	529	1,624	1,497
Other expense	2,766	2,960	8,142	9,168
Total benefits and expenses	49,489	45,298	147,938	137,599
Income (loss) before income taxes	(1,744)	1,072	(2,048)	(1,246)
Income tax expense (benefit)	(352)	138	(392)	(341)
Net income (loss)	(1,392)	934	(1,656)	(905)
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income (loss) applicable to common shareholders	$(1,492)	$834	$(1,955)	$(1,204)
Earnings (loss) per common share (basic and diluted)	$(.07)	$.04	$(.10)	$(.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,392)	$934	$(1,656)	$(905)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	5,871	63	22,275	(10,327)
Related income tax effect	(1,232)	(13)	(4,677)	2,169
Subtotal	4,639	50	17,598	(8,158)
Less: reclassification adjustment for net realized (gains) losses included in net income (loss)	538	(484)	(344)	(797)
Related income tax effect	(113)	101	72	167
Subtotal	425	(383)	(272)	(630)
Total other comprehensive income (loss), net of tax	5,064	(333)	17,326	(8,788)
Total comprehensive income (loss)	$3,672	$601	$15,670	$(9,693)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Repurchases of preferred stock	-	-	-	-
Net issuance of preferred stock	-	-	-	-
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Repurchases of common stock	-	-	-	-
Net issuance of common stock	-	-	-	-
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,444	57,416	57,414	57,495
Restricted stock grants, net of forfeitures	372	-	396	(88)
Issuance of shares under stock plans	3	3	9	12
Balance, end of period	57,819	57,419	57,819	57,419
Retained earnings:
Balance, beginning of period	36,342	36,273	37,208	30,993
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	9,825
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	-	(2,100)
Net income (loss)	(1,392)	934	(1,656)	(905)
Dividends on common stock	-	-	(403)	(407)
Dividends accrued on preferred stock	(100)	(100)	(299)	(299)
Balance, end of period	34,850	37,107	34,850	37,107
Accumulated other comprehensive income (loss):
Balance, beginning of period	4,727	(6,429)	(7,535)	9,751
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	-	-	-	(9,825)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	-	-	-	2,100
Other comprehensive income (loss), net of tax	5,064	(333)	17,326	(8,788)
Balance, end of period	9,791	(6,762)	9,791	(6,762)
Unearned Stock Grant Compensation:
Balance, beginning of period	(150)	(322)	(186)	(579)
Restricted stock grants, net of forfeitures	(877)	-	(948)	135
Amortization of unearned compensation	84	70	191	192
Balance, end of period	(943)	(252)	(943)	(252)
Treasury Stock:
Balance, beginning of period	(8,049)	(7,727)	(7,985)	(7,133)
Restricted stock grants, net of forfeitures	505	-	552	(47)
Purchase of shares for treasury	-	(103)	(71)	(463)
Net shares acquired related to employee share-based compensation plans	(23)	(26)	(72)	(223)
Issuance of shares under stock plans	5	6	14	16
Balance, end of period	(7,562)	(7,850)	(7,562)	(7,850)

Total shareholders’ equity	$116,411	$102,118	$116,411	$102,118
Dividends declared on common stock per share	$-	$-	$.02	$.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,656)	$(905)
Adjustments to reconcile loss to net cash used in operating activities:
Acquisition costs deferred, net	(1,707)	(2,240)
Realized investment gains, net	(1,565)	(797)
Unrealized gains on equity securities, net	(2,096)	(753)
Distributions received from equity method investees	379	725
Compensation expense related to share awards	191	192
Depreciation and amortization	588	783
Deferred income tax benefit	(596)	(1,335)
Increase in receivables, net	(7,917)	(7,882)
Increase in insurance reserves and policyholder funds	9,276	14,230
Increase (decrease) in other liabilities	3,271	(6,760)
Other, net	(5,738)	(377)
Net cash used in operating activities	(7,570)	(5,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	119,929	28,177
Proceeds from investments matured, called or redeemed	5,907	4,577
Investments purchased	(94,316)	(40,827)
Additions to property and equipment	(44)	(252)
Net cash provided by (used in) investing activities	31,476	(8,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(403)	(407)
Proceeds from shares issued under stock plans	23	28
Treasury stock acquired — share repurchase authorization	(71)	(463)
Treasury stock acquired — net employee share-based compensation	(72)	(223)
Net cash used in financing activities	(523)	(1,065)

Net increase (decrease) in cash and cash equivalents	23,383	(14,509)
Cash and cash equivalents at beginning of period	12,630	24,547

Cash and cash equivalents at end of period	$36,013	$10,038

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,644	$1,471
Cash paid for income taxes	$1,625	$1,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month and nine month periods ended September 30, 2019 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2019 or for any other future period.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. For the nine months ended September 30, 2019 and 2018, approximately $139 and $88, respectively, or approximately one-tenth of 1% of the Company’s total revenues, were within the scope of this updated guidance. The Company adopted ASU 2014-09 as of January 1, 2018. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

For information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2018 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of September 30, 2019 and December 31, 2018.

Fixed maturities were comprised of the following:

	September 30, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$19,338	$624	$122	$18,836
Obligations of states and political subdivisions	4,999	432	-	4,567
Corporate securities:
Utilities and telecom	21,287	2,110	3	19,180
Financial services	58,290	3,510	69	54,849
Other business – diversified	51,719	2,446	87	49,360
Other consumer – diversified	61,692	3,644	92	58,140
Total corporate securities	192,988	11,710	251	181,529
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	$217,517	$12,766	$373	$205,124

	December 31, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,422	$36	$1,061	$28,447
Obligations of states and political subdivisions	8,364	347	72	8,089
Corporate securities:
Utilities and telecom	19,642	873	431	19,200
Financial services	49,477	747	2,942	51,672
Other business – diversified	49,196	226	2,844	51,814
Other consumer – diversified	56,093	84	4,501	60,510
Total corporate securities	174,408	1,930	10,718	183,196
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	$210,386	$2,313	$11,851	$219,924

Bonds having an amortized cost of $10,444 and $10,452 and included in the tables above were on deposit with insurance regulatory authorities as of September 30, 2019 and December 31, 2018, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	September 30, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$2,797	$309	$—	$2,488
Other business – diversified	312	265	—	47
Other consumer – diversified	16,398	11,765	—	4,633
Total equity securities	$19,507	$12,339	$—	$7,168

	December 31, 2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	$1,686	$722	$—	$964
Financial services	4,552	172	—	4,380
Other business – diversified	306	259	—	47
Other consumer – diversified	14,214	9,090	—	5,124
Total equity securities	$20,758	$10,243	$—	$10,515

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2019 and December 31, 2018 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019		December 31, 2018
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$-	$-	$3,150	$3,150
Due after one year through five years	13,665	13,267	19,787	19,699
Due after five years through ten years	76,413	72,480	127,617	133,863
Due after ten years	119,335	111,267	43,823	46,338
Asset backed securities	8,104	8,110	16,009	16,874
Totals	$217,517	$205,124	$210,386	$219,924

The following tables present the Company’s unrealized losses for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$1,020	$4	$7,689	$118	$8,709	$122
Corporate securities	22,791	61	7,430	190	30,221	251
Total temporarily impaired securities	$23,811	$65	$15,119	$308	$38,930	$373

	December 31, 2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$—	$—	$24,786	$1,061	$24,786	$1,061
Obligations of states and political subdivisions	—	—	3,980	72	3,980	72
Corporate securities	49,633	1,592	97,012	9,126	146,645	10,718
Total temporarily impaired securities	$49,633	$1,592	$125,778	$10,259	$175,411	$11,851

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

There were no OTTI charges recorded during the three month and nine month periods ended September 30, 2019 and 2018.

As of September 30, 2019 and December 31, 2018, there were twenty-four and one hundred forty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The decrease in the number and value of securities in an unrealized loss position during the nine month period ended September 30, 2019 was primarily attributable to the appreciation of fixed maturity market prices due to the current interest rate environment. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2019.

The following table is a summary of realized investment gains (losses) for the three month and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30, 2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$1,112	$108	$—	$1,220
Losses	(1,650)	—	—	(1,650)
Realized investment gains (losses), net	$(538)	$108	$—	$(430)

	Three Months Ended September 30, 2018
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$212	$272	$—	$484
Losses	—	—	—	—
Realized investment gains (losses), net	$212	$272	$—	$484

	Nine Months Ended September 30, 2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$1,994	$1,221	$—	$3,215
Losses	(1,650)	—	—	(1,650)
Realized investment gains (losses), net	$344	$1,221	$—	$1,565

	Nine Months Ended September 30, 2018
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$829	$272	$—	$1,101
Losses	(304)	—	—	(304)
Realized investment gains (losses), net	$525	$272	$—	$797

The following table presents the portion of unrealized gains (losses) on equity securities still held for the three month and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized and unrealized gains (losses) recognized during the period on equity securities	$1,052	$1,355	$3,317	$1,025
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	108	272	1,221	272
Unrealized gains (losses) on equity securities, net	$944	$1,083	$2,096	$753

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $7,103 and $7,424 as of September 30, 2019 and December 31, 2018, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of September 30, 2019 and December 31, 2018.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $8,341 and $8,662, as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the Company has outstanding commitments totaling $4,900 and $0, respectively, whereby the Company is committed to fund these investments and may be called by such VIEs during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. As of September 30, 2019 and December 31, 2018, the value of the Company’s fixed maturities valued using Level 3 criteria was $1,220 and $1,066, respectively. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$11,233	$205,064		$1,220	(1)	$217,517
Equity securities	16,921	2,586	(1)	—		19,507
Cash equivalents	29,132	—		—		29,132
Total	$57,286	$207,650		$1,220		$266,156

(1)	All underlying securities are financial services industry related.

As of December 31, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Assets:
Fixed maturities	$11,413	$197,907		$1,066	(1)	$210,386
Equity securities	16,398	4,360	(1)	—		20,758
Cash equivalents	8,250	—		—		8,250
Total	$36,061	$202,267		$1,066		$239,394

(1)	All underlying securities are financial services industry related.

The following tables provide a roll-forward of the Company’s financial instruments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month and nine month periods ended September 30, 2019 and 2018.

Fixed Maturities
Balance, December 31, 2018	$1,066
Total unrealized gains included in other comprehensive loss	49
Balance, March 31, 2019	1,115
Total unrealized gains included in other comprehensive income	59
Balance, June 30, 2019	1,174
Total unrealized gains included in other comprehensive income	46
Balance, September 30, 2019	$1,220

Fixed Maturities
Balance, December 31, 2017	$1,369
Total unrealized losses included in other comprehensive loss	(30)
Balance, March 31, 2018	1,339
Total unrealized gains included in other comprehensive loss	7
Balance, June 30, 2018	1,346
Total realized gains included in earnings	208
Total unrealized losses included in other comprehensive loss	(53)
Settlements	(483)
Balance, September 30, 2018	$1,018

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

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2019 and December 31, 2018.

		September 30, 2019		December 31, 2018
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$36,013	$36,013	$12,630	$12,630
Fixed maturities	(1)	217,517	217,517	210,386	210,386
Equity securities	(1)	19,507	19,507	20,758	20,758
Other invested assets	Level 3	7,103	7,103	7,424	7,424
Policy loans	Level 2	1,989	1,989	2,085	2,085
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,738	33,738	33,738

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

There have not been any transfers between Level 1, Level 2 and Level 3 during the periods presented in these condensed consolidated financial statements.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
	2019	2018
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$72,612	$65,689
Less: Reinsurance recoverable on unpaid losses	(14,354)	(11,968)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	58,258	53,721

Incurred related to:
Current accident year	103,017	96,424
Prior accident year development	(629)	(1,049)
Total incurred	102,388	95,375

Paid related to:
Current accident year	66,682	62,598
Prior accident years	34,314	28,950
Total paid	100,996	91,548
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	59,650	57,548
Plus: Reinsurance recoverable on unpaid losses	16,611	14,268
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$76,261	$71,816

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Total incurred losses	$102,388	$95,375
Cash surrender value and matured endowments	1,020	1,057
Benefit reserve changes	769	2,046
Total insurance benefits and losses incurred	$104,177	$98,478

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2019 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed September 30, 2019	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance September 30, 2019	$18,042	$15,696
Net balance December 31, 2018	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2019
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,392)	20,250
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(1,492)	20,250	$(.07)

	Three Months Ended September 30, 2018
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$934	20,420
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	$834	20,420	$.04

	Nine Months Ended September 30, 2019
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,656)	20,185
Less preferred stock dividends	(299)	—
Net loss applicable to common shareholders	$(1,955)	20,185	$(.10)

	Nine Months Ended September 30, 2018
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(905)	20,314
Less preferred stock dividends	(299)	—
Net loss applicable to common shareholders	$(1,204)	20,314	$(.06)

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Federal income tax provision at statutory rate of 21%	$(366)	$225	$(430)	$(262)
Dividends-received deduction	(6)	(10)	(20)	(30)
Other permanent differences	41	22	79	50
Adjustment for prior years’ estimates to actual	(21)	(99)	(21)	(99)
Income tax expense (benefit)	$(352)	$138	$(392)	$(341)

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Current - Federal	$(368)	$255	$204	$994
Deferred - Federal	16	(117)	(596)	(1,335)
Total	$(352)	$138	$(392)	$(341)

Note 9.	Leases

The Company has two operating lease agreements, each for the use of office space in the ordinary course of business.
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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the nine months ended September 30, 2019 was $761. See the “Adoption of New Accounting Standards – Leases” section of Note 2 of Notes to Condensed Consolidated Financial Statements for additional information regarding the accounting for leases.

Additional information regarding the Company’s real estate operating leases is as follows:

Nine Months Ended September 30,
2019
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$632
Right-of-use assets included in other assets on the condensed consolidated balance sheet	5,631
Weighted average discount rate	6.8%
Weighted average remaining lease term in years	7.1 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2019	$182
2020	978
2021	1,015
2022	1,031
2023	1,048
Thereafter	3,091
Total undiscounted lease payments	7,345
Less: present value adjustment	1,585
Operating lease liability included in other liabilities on the condensed consolidated balance sheet	$5,760

As of September 30, 2019, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 11.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. Substantially all revenue other than in the corporate and other segment is from external sources. The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2019 and 2018.

Assets	September 30, 2019	December 31, 2018
American Southern	$141,569	$122,724
Bankers Fidelity	216,850	195,663
Corporate and Other	154,527	134,643
Adjustments & Eliminations	(129,611)	(108,756)
Total assets	$383,335	$344,274

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
American Southern	$14,605	$13,998	$45,580	$42,174
Bankers Fidelity	32,311	31,196	97,931	92,950
Corporate and Other	3,069	3,703	9,686	9,122
Adjustments & Eliminations	(2,240)	(2,527)	(7,307)	(7,893)
Total revenue	$47,745	$46,370	$145,890	$136,353

Income (Loss) Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
American Southern	$471	$995	$3,849	$3,892
Bankers Fidelity	(1,334)	512	(3,828)	(1,762)
Corporate and Other	(881)	(435)	(2,069)	(3,376)
Income (loss) before income taxes	$(1,744)	$1,072	$(2,048)	$(1,246)

Note 12.	Related Party Transactions

During the nine month period ended September 30, 2019, the Company transferred its remaining fractional interest in an aircraft arrangement to Gray Television, Inc., a related party, for $151.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2019. This discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and nine month periods ended September 30, 2019 and the comparable period in 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Insurance premiums, net	$45,005	$42,557	$135,256	$127,604
Net investment income	2,187	2,215	6,834	7,111
Realized investment gains (losses), net	(430)	484	1,565	797
Unrealized gains on equity securities, net	944	1,083	2,096	753
Other income	39	31	139	88
Total revenue	47,745	46,370	145,890	136,353
Insurance benefits and losses incurred	34,719	33,087	104,177	98,478
Commissions and underwriting expenses	11,471	8,722	33,995	28,456
Interest expense	533	529	1,624	1,497
Other expense	2,766	2,960	8,142	9,168
Total benefits and expenses	49,489	45,298	147,938	137,599
Income (loss) before income taxes	$(1,744)	$1,072	$(2,048)	$(1,246)
Net income (loss)	$(1,392)	$934	$(1,656)	$(905)

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

A reconciliation of net income (loss) to operating loss for the three month and nine month periods ended September 30, 2019 and the comparable periods in 2018 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$(1,392)	$934	$(1,656)	$(905)
Income tax expense (benefit)	(352)	138	(392)	(341)
Realized investment (gains) losses, net	430	(484)	(1,565)	(797)
Unrealized gains on equity securities, net	(944)	(1,083)	(2,096)	(753)
Non-GAAP operating loss	$(2,258)	$(495)	$(5,709)	$(2,796)

On a consolidated basis, the Company had net loss of $1.4 million, or $0.07 per diluted share, for the three month period ended September 30, 2019, compared to net income of $0.9 million, or $0.04 per diluted share, for the three month period ended September 30, 2018.  The Company had net loss of $1.7 million, or $0.10 per diluted share, for the nine month period ended September 30, 2019, compared to net loss of $0.9 million, or $0.06 per diluted share, for the nine month period ended September 30, 2018.  Premium revenue for the three month period ended September 30, 2019 increased $2.4 million, or 5.8%, to $45.0 million from $42.6 million in the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, premium revenue increased $7.7 million, or 6.0%, to $135.3 million from $127.6 million in the comparable period in 2018.  The increase in premium revenue was primarily attributable to an increase in Medicare supplement business in the life and health operations, coupled with an increase in the automobile physical damage line of business in the property and casualty operations. Operating loss increased $1.8 million in the three month period ended September 30, 2019 from the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, the operating loss increased $2.9 million over the comparable period in 2018.  The increase in operating loss was primarily due to unfavorable loss experience in the life and health operations.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2019 and the comparable periods in 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Gross written premiums	$9,953	$9,250	$50,228	$44,592
Ceded premiums	(1,403)	(1,238)	(4,091)	(3,669)
Net written premiums	$8,550	$8,012	$46,137	$40,923
Net earned premiums	$14,475	$13,050	$43,035	$39,299
Net loss and loss adjustment expenses	9,440	10,672	28,346	28,544
Underwriting expenses	4,696	2,331	13,386	9,737
Underwriting income	$339	$47	$1,303	$1,018
Loss ratio	65.2%	81.8%	65.9%	72.6%
Expense ratio	32.4	17.9	31.1	24.8
Combined ratio	97.6%	99.7%	97.0%	97.4%

Gross written premiums at American Southern increased $0.7 million, or 7.6%, during the three month period ended September 30, 2019 and $5.6 million, or 12.6%, during the nine month period ended September 30, 2019, from the comparable periods in 2018. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business due to increased writings from certain agencies and a new agency that started in the second half of 2018. Partially offsetting the increase in gross written premiums was a decline in premiums written in the surety line of business as a result of increased competition.

Ceded premiums increased $0.2 million, or 13.3%, during the three month period ended September 30, 2019 and $0.4 million, or 11.5%, during the nine month period ended September 30, 2019, from the comparable periods in 2018. The increase in ceded premiums in 2019 was due primarily to an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2019 and the comparable periods in 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Automobile liability	$7,585	$6,878	$22,422	$21,123
Automobile physical damage	3,597	3,013	10,998	8,365
General liability	884	678	2,487	2,131
Surety	1,552	1,729	4,847	5,441
Other lines	857	752	2,281	2,239
Total	$14,475	$13,050	$43,035	$39,299

Net earned premiums increased $1.4 million, or 10.9%, during the three month period ended September 30, 2019, and increased $3.7 million, or 9.5%, during the nine month period ended September 30, over the comparable periods in 2018. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from additional writings from a new agency as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern decreased $1.2 million, or 11.5%, during the three month period ended September 30, 2019, and $0.2 million, or 0.7%, during the nine month period ended September 30, 2019, over the comparable periods in 2018. As a percentage of net earned premiums, net loss and loss adjustment expenses were 65.2% in the three month period ended September 30, 2019, compared to 81.8% in the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, this ratio decreased to 65.9% from 72.6% in the comparable period in 2018. The decrease in the loss ratio during the three month and nine month periods ended September 30, 2019 was primarily due to more favorable loss experience as a result of a decline in the severity of losses in the surety line of business.  Also contributing to the decrease in the loss ratio during the three month and nine month periods ended September 30, 2019 was a lower amount of claims in the automobile physical damage line of business.

Underwriting expenses increased $2.4 million, or 101.5%, during the three month period ended September 30, 2019, and $3.6 million, or 37.5%, during the nine month period ended September 30, 2019, over the comparable periods in 2018. As a percentage of net earned premiums, underwriting expenses were 32.4% in the three month period ended September 30, 2019, compared to 17.9% in the three month period ended September 30, 2018. For the nine month period ended September 30, 2019, this ratio increased to 31.1% from 24.8% in the comparable period in 2018.  The increase in the expense ratio during the three month and nine month periods ended September 30, 2019 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month and nine month periods ended September 30, 2019, variable commissions at American Southern increased $2.0 million and $2.6 million, respectively, from the comparable periods in 2018 due to more favorable loss experience in the surety line of business.  Also contributing to the increase in the expense ratio were increases in fixed commissions and various underwriting expenses.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2019 and the comparable periods in 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Medicare supplement	$44,810	$41,123	$133,680	$120,550
Other health products	1,953	2,139	5,839	5,729
Life insurance	2,075	2,306	6,371	6,879
Gross earned premiums	48,838	45,568	145,890	133,158
Ceded premiums	(18,308)	(16,061)	(53,669)	(44,853)
Net earned premiums	30,530	29,507	92,221	88,305
Insurance benefits and losses	25,279	22,415	75,831	69,934
Underwriting expenses	8,365	8,270	25,927	24,779
Total expenses	33,644	30,685	101,758	94,713
Underwriting loss	$(3,114)	$(1,178)	$(9,537)	$(6,408)
Loss ratio	82.8%	76.0%	82.2%	79.2%
Expense ratio	27.4	28.0	28.1	28.1
Combined ratio	110.2%	104.0%	110.3%	107.3%

Net earned premium revenue at Bankers Fidelity increased $1.0 million, or 3.5%, during the three month period ended September 30, 2019, and $3.9 million, or 4.4%, during the nine month period ended September 30, 2019, over the comparable periods in 2018. Gross earned premiums from the Medicare supplement line of business increased $3.7 million, or 9.0%, during the three month period ended September 30, 2019, and $13.1 million, or 10.9%, during the nine month period ended September 30, 2019, due primarily to successful execution of new business generating strategies with both new and existing agents. Other health product premiums decreased $0.2 million, or 8.7%, during the three month period ended September 30, 2019, and increased $0.1 million, or 1.9%, during the nine month period ended September 30, 2019, from the comparable periods in 2018. The increase in other health product premiums during the nine month period ended September 30, 2019 was primarily a result of new sales of the company’s hospital indemnity and group health products. Gross earned premiums from the life insurance line of business decreased $0.2 million, or 10.0%, during the three month period ended September 30, 2019, and $0.5 million, or 7.4%, during the nine month period ended September 30, 2019 from the comparable periods in 2018 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity.  Premiums ceded increased $2.2 million, or 14.0%, during the three month period ended September 30, 2019 and $8.8 million, or 19.7%, during the nine month period ended September 30, 2019, over the comparable periods in 2018.  The increase in ceded premiums for the three month and nine month periods ended September 30, 2019 was due to an increase in Medicare supplement premiums subject to reinsurance.

Benefits and losses increased $2.9 million, or 12.8%, during the three month period ended September 30, 2019, and $5.9 million, or 8.4%, during the nine month period ended September 30, 2019, over the comparable periods in 2018.  As a percentage of net earned premiums, benefits and losses were 82.8% in the three month period ended September 30, 2019, compared to 76.0% in the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, this ratio increased to 82.2% from 79.2% in the comparable period in 2018.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2019 was primarily attributable to unfavorable loss experience in the Medicare supplement line of business.  Throughout 2018 and continuing into the nine month period ended September 30, 2019, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the Company’s loss patterns and increased the resultant loss ratio.

Underwriting expenses increased $0.1 million, or 1.1%, during the three month period ended September 30, 2019, and $1.1 million, or 4.6%, during the nine month period ended September 30, 2019, over the comparable periods in 2018.  As a percentage of net earned premiums, underwriting expenses were 27.4% in the three month period ended September 30, 2019, compared to 28.0% in the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, this ratio remained unchanged from the comparable period in 2018 at 28.1%. The slight change in the expense ratio for the three month period ended September 30, 2019 was primarily due to a slight improvement in commission expenses as a percentage of net earned premiums.

NET INVESTMENT INCOME AND REALIZED GAINS (LOSSES)

Investment income decreased slightly during the three month period ended September 30, 2019, and $0.3 million, or 3.9%, during the nine month period ended September 30, 2019, over the comparable periods in 2018. The decrease in investment income during the nine month period ended September 30, 2019 was primarily attributable to a decrease in the equity in earnings from investments in real estate partnerships of $0.2 million over the comparable period in 2018.

The Company had net realized investment losses of $0.4 million during the three month period ended September 30, 2019, compared to net realized investment gains of $0.5 million during the three month period ended September 30, 2018.  The Company had net realized investment gains of $1.6 million during the nine month period ended September 30, 2019, compared to net realized investment gains of $0.8 million during the nine month period ended September 30, 2018. During the three month period ended September 30, 2019, management engaged a new investment advisor to manage the Company’s investment portfolio.  In conjunction with such engagement, management reevaluated the Company’s investment allocations and as a result of the rebalancing of the portfolio, certain securities were sold at a realized loss.  The net realized investment gains during the nine month period ended September 30, 2019 resulted from the disposition of certain of the Company’s investments in equity and fixed maturities.  Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

UNREALIZED GAINS (LOSSES) ON EQUITY SECURITIES

On January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income. As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized gains on equity securities still held of $1.0 million during the three month period ended September 30, 2019 and unrealized gains on equity securities still held of $1.1 million during the three month period ended September 30, 2018.  The Company recognized net unrealized gains on equity securities still held of $2.1 million during the nine month period ended September 30, 2019 and unrealized gains on equity securities still held of $0.8 million during the nine month period ended September 30, 2018.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market values of the Company’s equity investments.

INTEREST EXPENSE

Interest expense remained relatively consistent during the three month period ended September 30, 2019, and increased $0.1 million, or 8.5%, during the nine month period ended September 30, 2019, over the comparable periods in 2018. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

OTHER EXPENSES

Other expenses (commissions, underwriting expenses, and other expenses) increased $2.6 million, or 21.9%, during the three month period ended September 30, 2019, and $4.5 million, or 12.0%, during the nine month period ended September 30, 2019, from the comparable periods in 2018. The increase in other expenses was primarily attributable to a $2.0 million and $2.6 million increase in the three month and nine month periods ended September 30, 2019, respectively, in the variable commission accrual in the property and casualty operations.  Also contributing to the increase in other expenses were increased costs associated with the growth of the Medicare supplement line of business. On a consolidated basis, as a percentage of earned premiums, other expenses increased to 31.6% in the three month period ended September 30, 2019 from 27.5% in the three month period ended September 30, 2018.  For the nine month period ended September 30, 2019, this ratio increased to 31.2% from 29.5% in the comparable period in 2018. The increase in the expense ratio during the three month and nine month periods ended September 30, 2019 was primarily attributable to the increase costs associated with the growth in Medicare supplement line of business and variable commissions, as discussed previously.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At September 30, 2019, the Parent had approximately $16.7 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported a statutory net loss of $4.2 million for the nine month period ended September 30, 2019, compared to statutory net loss of $1.0 million for the nine month period ended September 30, 2018. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2019, American Southern had $42.4 million of statutory surplus and Bankers Fidelity had $24.1 million of statutory surplus. In 2019, dividend payments by the Parent’s insurance subsidiaries in excess of $4.3 million would require prior approval. Through September 30, 2019, the Parent received dividends of $3.6 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2019, the effective interest rate was 6.57%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of September 30, 2019, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At September 30, 2019, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2019, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Cash and cash equivalents increased from $12.6 million at December 31, 2018 to $36.0 million at September 30, 2019. The increase in cash and cash equivalents during the nine month period ended September 30, 2019 was primarily attributable to $31.5 million of net investment sales and maturity of securities exceeding purchases of securities, partially offset by net cash used in operating activities of $7.6 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company disclosed its off-balance sheet arrangements in the 2018 Annual Report.  As of September 30, 2019, there have been no material changes to these off-balance sheet arrangements outside the ordinary course of business.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 31, 2016, the Board of Directors of the Company approved a plan that allows for the repurchase of up to 750,000 shares of the Company’s common stock (the “Repurchase Plan”) on the open market or in privately negotiated transactions, as determined by an authorized officer of the Company. Any such repurchases could be made from time to time in accordance with applicable securities laws and other requirements. The Company suspended the Repurchase Plan in May 2019 in connection with ending the relationship with the registered broker under the Repurchase Plan.  The Company expects to evaluate the implementation of a replacement plan in the future.

Other than pursuant to the Repurchase Plan, no purchases of common stock of the Company were made by or on behalf of the Company during the periods described below.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2019	-	$-	-	325,129
August 1 – August 31, 2019	-	-	-	325,129
September 1 – September 30, 2019	-	-	-	325,129
Total	-	$-	-

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 12, 2019	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)