Form 10-K
period 2019-12-31
ATLANTIC AMERICAN CORP
filed 2020-03-24
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,800,070. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 13, 2020 there were 20,472,162 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2019	2018
	(In thousands)
Automobile liability	$30,649	$28,840
Automobile physical damage	15,309	11,922
General liability	3,309	2,920
Surety	6,319	7,170
Other lines	3,094	2,955
Total	$58,680	$53,807

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary and term life insurance, Medicare supplement and other accident and health insurance products. Health insurance products, primarily Medicare supplement insurance, accounted for 93% of Bankers Fidelity’s net earned premiums in 2019 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2019, 87% were health insurance policies and 13% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2019	2018
	(In thousands)
Life insurance	$8,427	$8,921
Medicare supplement	107,001	102,658
Other accident and health	7,817	7,545
Total health insurance	114,818	110,203
Total	$123,245	$119,124

Life Insurance products include non-participating term, individual and group whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including issue age, level of coverage and selected riders or options.

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

Bankers Fidelity had 5,783 licensed agents contracted in both senior market and worksite divisions as of December 31, 2019. During 2019, approximately 1,465 of these licensed agents wrote policies on behalf of Bankers Fidelity.

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

The majority of the products are underwritten on a non-medical basis using a simplified issue approach by which an application containing a variety of health related questions is submitted. Applications for insurance are reviewed to determine the face amount, age, medical history and any other necessary information. Bankers Fidelity utilizes information obtained directly from the insured, the medical claims data, prescription utilization reports as well as telephone interviews to determine whether an applicant meets the company’s underwriting criteria. Bankers Fidelity may also utilize medical records and investigative services to supplement and substantiate information, as necessary.

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

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2019, approximately 64% of the reserves related to property and casualty losses and approximately 36% related to life and health losses. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; although policy reserves related to such contracts have been previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2019 actuarial review indicated that reserves could be as much as 8.5% lower or as much as 4.2% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $175,000 excess of $100,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $200,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2019, $11.4 million of the $257.7 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2019, the liability of the reinsurer was 50% of all new Medicare supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $8.0 million of the company’s $16.0 million of new annualized Medicare supplement premium was ceded.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2019, the Company was in compliance with all such requirements, and securities with an amortized cost of $10.7 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2019, Bankers Fidelity Life Insurance Company had two ratios outside the usual range, primarily as a result of a decline in net income and net change in surplus before considering paid in amounts. However, after considering paid in amounts, the gross change in surplus would result in a value within the usual range. Bankers Fidelity Assurance Company had three ratios outside the usual range, primarily as a result of net loss for the year and certain surplus ratios. The net loss at Bankers Fidelity Assurance Company is primarily related to federal income taxes incurred which resulted in a corresponding decrease in surplus levels for the year. American Southern Insurance Company and American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2019 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2019, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

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

The Company has a sophisticated technology environment that supports the replication of data across multiple secure data centers. It is a comprehensive disaster recovery plan that is continually tested to ensure capabilities to resume business in the event of a disaster. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to ensure best practices. The Company has augmented the information security program through a partnership with a leading global cybersecurity provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

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

The Company also maintains dedicated cyber liability insurance for breach event costs including post breach event remediation costs; cyber crime coverage (including financial fraud, telecommunications fraud, and phishing attacks); and coverage for system failure, bricking loss, and physical damage. The policy also provides coverage for lost revenue due to a damaged reputation from a cyber breach.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,259	7.5%	$27,422	11.3%
States, municipalities and political subdivisions	11,940	4.5	8,364	3.5
Public utilities	11,449	4.3	13,524	5.6
All other corporate bonds	188,574	70.2	160,884	66.5
Redeemable preferred stock	250	0.1	192	0.1
Total fixed maturities(1)	232,472	86.6	210,386	87.0
Common and non-redeemable preferred stocks(2)	22,922	8.5	20,758	8.6
Policy loans(3)	2,007	0.7	2,085	0.9
Other invested assets(4)	9,960	3.7	7,424	3.0
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$268,637	100.0%	$241,929	100.0%
(1)	Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total adjusted cost of fixed maturities was $219.2 million as of December 31, 2019 and $219.9 million as of December 31, 2018.
(2)	Equity securities are carried on the balance sheet at estimated fair value. Total adjusted cost of equity securities was $7.2 million as of December 31, 2019 and $10.5 million as of December 31, 2018.
(3)	Policy loans are valued at unpaid principal balances.
(4)	Other invested assets are accounted for using the equity method. Total adjusted cost of other invested assets was $9.9 million as of December 31, 2019 and $6.9 million as of December 31, 2018.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Average investments(1)	$253,467	$252,480
Net investment income	8,979	9,549
Average yield on investments	3.5%	3.8%
Realized investment gains, net	1,574	5,154
(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

During 2019, the Company engaged a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Employees

The Company and its subsidiaries employed 155 people at December 31, 2019. Of the 155 people employed at December 31, 2019, 151 were full-time.

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

Executive Officers of the Registrant

The table below and the information following the table set forth, for each executive officer of the Company as of December 31, 2019, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	57	Chairman of the Board, President & CEO	1992
J. Ross Franklin	42	Vice President, CFO and Corporate Secretary	2017

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, began serving as Chairman of the board of directors. He is also Executive Chairman and Chief Executive Officer of Gray Television, Inc.

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

The Company’s common stock is quoted on the Nasdaq Global Market (Symbol: AAME). As of March 13, 2020, there were 2,436 shareholders of record.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2019	—	$—	—	325,129
November 1 – November 30, 2019	—	—	—	325,129
December 1 – December 31, 2019	—	—	—	325,129
Total	—	$—	—

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Unpaid loss and loss adjustment expenses comprised 31% of the Company’s total liabilities at December 31, 2019. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2019, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2019 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2019. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2019 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Future policy benefits comprised 36% of the Company’s total liabilities at December 31, 2019. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Deferred acquisition costs comprised 10% of the Company’s total assets at December 31, 2019. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 12% of the Company’s total assets at December 31, 2019. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Cash and investments comprised 75% of the Company’s total assets at December 31, 2019. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. On occasion, the value of a fixed maturity investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When a fixed maturity investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s net income or other comprehensive income, depending upon the nature of the loss, in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the National Association of Insurance Commissioners, which do not differ materially from nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 3 of Notes to Consolidated Financial Statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

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

Share-based transactions include employee and director share-based compensation awards. The Company determines a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the consolidated statement of operations on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation awards, the Company recognizes the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date.

Refer to Note 1 of “Notes to Consolidated Financial Statements” for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2019	2018
	(In thousands)
Revenue
Property and Casualty:
American Southern	$62,402	$59,254
Life and Health:
Bankers Fidelity	131,611	127,005
Corporate and Other	4,166	(706)
Total revenue	$198,179	$185,553
Income (loss) before income taxes
Property and Casualty:
American Southern	$5,729	$5,661
Life and Health:
Bankers Fidelity	(3,646)	896
Corporate and Other	(2,490)	(7,528)
Loss before income taxes	$(407)	$(971)
Net loss	$(386)	$(704)

Management also considers and evaluates performance by analyzing the non-GAAP measure operating income or loss, and believes it is a useful metric for investors, potential investors, securities analysts and others because it isolates the “core” operating results of the Company before considering certain items that are either beyond the control of management (such as income tax expense, which is subject to timing, regulatory and rate changes depending on the timing of the associated revenues and expenses) or are not expected to regularly impact the Company’s operational results (such as any realized or unrealized investment gains or losses, which are not a part of the Company’s primary operations and are, to a limited extent, subject to discretion in terms of timing of realization).

A reconciliation of net loss to operating loss is as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net loss	$(386)	$(704)
Income tax benefit	(21)	(267)
Realized investment gains, net	(1,574)	(5,154)
Unrealized (gains) losses on equity securities, net	(5,511)	2,194
Non-GAAP operating loss	$(7,492)	$(3,931)

On a consolidated basis, the Company had a net loss of $0.4 million, or $0.04 per diluted share, in 2019, compared to net loss of $0.7 million, or $0.05 per diluted share, in 2018. Operating loss was $7.5 million in 2019 as compared to $3.9 million in 2018. The increase in operating loss was primarily due to unfavorable loss experience in the life and health operations, partially offset by favorable loss experience in the property and casualty operations.

Total revenue was $198.2 million in 2019 as compared to $185.6 million in 2018. Premium revenue increased to $181.9 million in 2019 from $172.9 million in 2018. The increase in premium revenue was primarily due to an increase in the automobile physical damage and automobile liability lines of business within the property and casualty operations. Also contributing to the increase in premium revenue was an increase in the Medicare supplement line of business in the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS

American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Gross written premiums	$65,848	$59,485
Ceded premiums	(5,520)	(5,075)
Net written premiums	$60,328	$54,410
Net earned premiums	$58,680	$53,807
Net losses and loss adjustment expenses	39,541	38,829
Commissions and underwriting expenses	17,132	14,764
Underwriting income	$2,007	$214
Loss ratio	67.4%	72.2%
Expense ratio	29.2	27.4
Combined ratio	96.6%	99.6%

Gross written premiums at American Southern increased $6.4 million, or 10.7%, during 2019 as compared to 2018. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage and automobile liability lines of business due to increased writings from certain agencies and additional writings from a new agency relationship that began in the second half of 2018. Also contributing to the increase in gross written premiums was an increase in premiums written in the general liability line of business and rate increases on certain programs. Partially offsetting the increase in gross written premiums was a decline in premiums written in the surety line of business as a result of increased competition.

Ceded premiums increased $0.4 million, or 8.8%, during 2019 as compared to 2018. The increase in ceded premiums was primarily due to an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2019	2018
	(In thousands)
Automobile liability	$30,649	$28,840
Automobile physical damage	15,309	11,922
General liability	3,309	2,920
Surety	6,319	7,170
Other lines	3,094	2,955
Total	$58,680	$53,807

Net earned premiums increased $4.9 million, or 9.1%, during 2019 as compared to 2018. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from additional writings from the new agency relationship mentioned previously. Also contributing to the increase in net earned premiums was an increase in premiums earned in the automobile liability line of business due to rate increases in various programs. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net losses and loss adjustment expenses at American Southern increased $0.7 million, or 1.8%, during 2019 as compared to 2018. As a percentage of premiums, net losses and loss adjustment expenses were 67.4% in 2019 as compared to 72.2% in 2018. The decrease in the loss ratio was primarily due to more favorable loss experience in the automobile liability line of business as a result of additional writings in 2019 and rate increases on existing business.

Commissions and underwriting expenses increased $2.4 million, or 16.0%, during 2019 as compared to 2018. As a percentage of premiums, these expenses were 29.2% in 2019 as compared to 27.4% in 2018. The increase in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. In 2019, variable commissions at American Southern increased $1.6 million as compared to 2018 due to improved loss ratios from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in a current period. At December 31, 2019, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 10.4% lower or as much as 4.0% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. American Southern’s estimated net reserve redundancies for the years ended December 31, 2019 and 2018 were $0.8 million and $0.9 million, respectively. To the extent reserve redundancies vary between years, there is an incremental impact on the results of operations of American Southern and the Company. The indicated redundancy in 2019 was $0.1 million less than in 2018. After considering the impact on contingent commissions and other related accruals, the $0.1 million decrease in the redundancy resulted in an estimated decrease in income from operations before tax of approximately $0.1 million in 2019 as compared to 2018. Management believes that such differences will continue in future periods but is unable to determine if or when incremental redundancies will increase or decrease, until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In 2019, approximately 44% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write, compared to 47% in 2018. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Medicare supplement	$179,180	$164,074
Other health products	7,817	7,545
Life insurance	8,509	8,964
Gross earned premiums	195,506	180,583
Ceded premiums	(72,261)	(61,459)
Net earned premiums	123,245	119,124
Insurance benefits and losses	99,684	93,821
Commissions and underwriting expenses	35,573	32,288
Total expenses	135,257	126,109
Underwriting loss	$(12,012)	$(6,985)
Loss ratio	80.9%	78.8%
Expense ratio	28.9	27.1
Combined ratio	109.8%	105.9%

Net earned premium revenue at Bankers Fidelity increased $4.1 million, or 3.5%, during 2019 as compared to 2018. Gross earned premiums from the Medicare supplement line of business increased $15.1 million, or 9.2%, in 2019 as compared to 2018, due primarily to the implementation of rate increases on renewal business, as appropriate. Other health product premiums increased $0.3 million, or 3.6%, during 2019 as compared to 2018, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business decreased $0.5 million, or 5.1%, in 2019 from 2018 due to the redemption and settlement of existing policy obligations exceeding the level of new sales activity. Premiums ceded increased $10.8 million, or 17.6%, in 2019 from 2018. The increase in ceded premiums was due to an increase in Medicare supplement premiums subject to the reinsurance agreement.

Benefits and losses increased $5.9 million, or 6.2%, during 2019 as compared to 2018. As a percentage of premiums, benefits and losses were 80.9% in 2019 as compared to 78.8% in 2018. Throughout 2018 and continuing into 2019, Bankers Fidelity experienced a higher than expected level of claims in the Medicare supplement line of business which had an unfavorable effect on the company’s loss patterns and increased the resultant loss ratio.

Commissions and underwriting expenses increased $3.3 million, or 10.2%, during 2019 as compared to 2018. As a percentage of earned premiums, these expenses were 28.9% in 2019 as compared to 27.1% in 2018. The increase in the expense ratio was primarily due to a decrease in the net amount of deferred acquisition costs (“DAC”) for the years ending 2019 versus 2018. The decrease in the net change in DAC during 2019 is primarily due to a lower volume of new business sales in the Medicare supplement line of business. Also contributing to the increase in the expense ratio was an increase in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains (Losses)

Investment income decreased $0.6 million, or 6.0%, in 2019 as compared to 2018. The decrease in investment income was primarily attributable to a decrease in the equity in earnings from investments in real estate partnerships of $0.4 million.

The Company had net realized investment gains of $1.6 million in 2019 as compared to net realized investment gains of $5.2 million in 2018. The net realized investment gains in 2019 resulted from the disposition of certain of the Company’s investments in equity and fixed maturities. The net realized investment gains in 2018 were primarily attributable to gains of $5.8 million from the sale of property held within the Company’s real estate partnership investments as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities

As described in Note 1 of Notes to Consolidated Financial Statements, on January 1, 2018 the Company adopted ASU No. 2016-01, which requires, among other things, investments in equity securities to be measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. As a result of the adoption of ASU No. 2016-01, the Company recognized net unrealized gains on equity securities still held of $5.5 million and unrealized losses on equity securities still held of $2.2 million during the years ended December 31, 2019 and 2018, respectively.

Interest Expense

Interest expense increased $0.1 million, or 4.6%, in 2019 as compared to 2018 due to an increase in the average London Interbank Offered Rate (“LIBOR”) during the years ending 2019 and 2018, respectively, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2019 resulted from permanent differences related to meals & entertainment and vested stock grants. Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the Dividends Received Deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2019, the Parent had approximately $5.3 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2019, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $81.4 million. Dividends were paid to Atlantic American by its subsidiaries totaling $4.8 million in each of the years ended in 2019 and 2018.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $7.2 million and $8.0 million in 2019 and 2018, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $3.3 million and $3.4 million were paid to the Parent under the tax sharing agreement in 2019 and 2018, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2019, the effective interest rate was 5.96%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2019, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2019 and 2018. During each of 2019 and 2018, the Company paid Series D Preferred Stock dividends of $0.4 million.

Cash and cash equivalents increased from $12.6 million at December 31, 2018 to $12.9 million at December 31, 2019. The increase in cash and cash equivalents during 2019 was primarily attributable to $3.1 million of net investment sales and maturity of securities exceeding purchases of securities. Partially offsetting the increase in cash and cash equivalents was the net cash used operations of $1.8 million during 2019. Also partially offsetting the increase were dividends paid on the Company’s common stock and Series D Preferred Stock of $0.8 million, and the net acquisition of treasury stock for $0.2 million.

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

Coronavirus Disease 2019

On January 30, 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. The spread of COVID-19 may negatively impact the Company’s business, investments and results of operations. See Note 17 of Notes to Consolidated Financial Statements for more information.

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
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation (the “Company”) and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Atlanta, Georgia
March 24, 2020

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$12,893	$12,630
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $219,233 and $219,924)	232,472	210,386
Equity securities, at fair value (cost: $7,168 and $10,515)	22,922	20,758
Other invested assets (cost: $9,908 and $6,905)	9,960	7,424
Policy loans	2,007	2,085
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	268,637	241,929
Receivables:
Reinsurance	32,135	26,110
Insurance premiums and other, net of allowance for doubtful accounts of $183 and $207 as of 2019 and 2018, respectively	13,134	15,223
Deferred income taxes, net	314	4,184
Deferred acquisition costs	38,861	37,094
Other assets	9,108	4,560
Intangibles	2,544	2,544
Total assets	$377,626	$344,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$92,490	$90,257
Unearned premiums	26,035	24,206
Losses and claims	81,448	72,612
Other policy liabilities	1,933	1,973
Total insurance reserves and policyholder funds	201,906	189,048
Accounts payable and accrued expenses	23,588	20,116
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	259,232	242,902
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,472,162 and 20,170,360 shares outstanding as of 2019 and 2018, respectively	22,401	22,401
Additional paid-in capital	57,820	57,414
Retained earnings	36,020	37,208
Accumulated other comprehensive income (loss)	10,459	(7,535)
Unearned stock grant compensation	(781)	(186)
Treasury stock, at cost, 1,928,732 and 2,230,534 shares as of 2019 and 2018, respectively	(7,580)	(7,985)
Total shareholders’ equity	118,394	101,372
Total liabilities and shareholders’ equity	$377,626	$344,274

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums, net	$181,925	$172,931
Net investment income	8,979	9,549
Realized investment gains, net	1,574	5,154
Unrealized gains (losses) on equity securities, net	5,511	(2,194)
Other income	190	113
Total revenue	198,179	185,553

Benefits and expenses:
Insurance benefits and losses incurred	139,225	132,650
Commissions and underwriting expenses	45,477	39,042
Interest expense	2,130	2,037
Other expense	11,754	12,795
Total benefits and expenses	198,586	186,524

Loss before income taxes	(407)	(971)
Income tax benefit	(21)	(267)
Net loss	(386)	(704)
Preferred stock dividends	(399)	(399)
Net loss applicable to common shareholders	$(785)	$(1,103)
Loss per common share (basic and diluted)	$(.04)	$(.05)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net loss	$(386)	$(704)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	23,130	(13,047)
Related income tax effect	(4,857)	2,739
Subtotal	18,273	(10,308)

Gross OTTI losses charged to realized gains	—	1,525
Related income tax effect	—	(320)
Subtotal	—	1,205

Less: reclassification adjustment for net realized gains included in net loss	(353)	(580)
Related income tax effect	74	122
Subtotal	(279)	(458)

Total other comprehensive income (loss), net of tax	17,994	(9,561)
Total comprehensive income (loss)	$17,608	$(10,265)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,414	57,495
Restricted stock grants, net of forfeitures	396	(96)
Issuance of shares under stock plans	10	15
Balance, end of year	57,820	57,414
Retained earnings:
Balance, beginning of year	37,208	30,993
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	9,825
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	(2,100)
Net loss	(386)	(704)
Dividends on common stock	(403)	(407)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	36,020	37,208
Accumulated other comprehensive income (loss):
Balance, beginning of year	(7,535)	9,751
Cumulative effect of adoption of updated accounting guidance for equity financial instruments at January 1, 2018	—	(9,825)
Reclassification of certain tax effects from accumulated other comprehensive income at January 1, 2018	—	2,100
Other comprehensive income (loss), net of tax	17,994	(9,561)
Balance, end of year	10,459	(7,535)
Unearned Stock Grant Compensation:
Balance, beginning of year	(186)	(579)
Restricted stock grants, net of forfeitures	(948)	149
Amortization of unearned compensation	353	244
Balance, end of year	(781)	(186)
Treasury Stock:
Balance, beginning of year	(7,985)	(7,133)
Restricted stock grants, net of forfeitures	552	(53)
Purchase of 26,210 and 193,103 shares, as of 2019 and 2018, respectively, for treasury	(71)	(597)
Net shares acquired related to employee share-based compensation plans	(92)	(223)
Issuance of shares under stock plans	16	21
Balance, end of year	(7,580)	(7,985)

Total shareholders’ equity	$118,394	$101,372
Dividends declared on common stock per share	$(.02)	$(.02)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(386)	$(704)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred acquisition costs	17,288	17,611
Acquisition costs deferred	(19,055)	(22,011)
Realized investment gains, net	(1,574)	(5,154)
Unrealized (gains) losses on equity securities, net	(5,511)	2,194
Distributions received from equity method investees	379	10,777
Compensation expense related to share awards	353	244
Depreciation and amortization	996	987
Deferred income tax benefit	(913)	(2,236)
Increase in receivables, net	(4,709)	(10,221)
Increase in insurance reserves and policyholder funds	12,858	15,465
Increase (decrease) in accounts payable and accrued expenses	3,472	(2,226)
Other, net	(5,005)	(266)
Net cash (used in) provided by operating activities	(1,807)	4,460

Cash flows from investing activities:
Proceeds from investments sold	120,950	30,140
Proceeds from investments matured, called or redeemed	6,157	4,906
Investments purchased	(124,029)	(49,552)
Additions to property and equipment	(69)	(281)
Net cash provided by (used in) investing activities	3,009	(14,787)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(403)	(407)
Proceeds from shares issued under stock plans	26	36
Treasury stock acquired — share repurchase authorization	(71)	(597)
Treasury stock acquired — net employee share-based compensation	(92)	(223)
Net cash used in financing activities	(939)	(1,590)

Net increase (decrease) in cash	263	(11,917)
Cash and cash equivalents at beginning of year	12,630	24,547
Cash and cash equivalents at end of year	$12,893	$12,630

Supplemental cash flow information:
Cash paid for interest	$2,155	$1,996
Cash paid for income taxes	$1,662	$2,107

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2019, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Losses, benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred policy acquisition costs” (principally commissions, premium taxes, and other incremental direct costs of issuing policies). Deferred policy acquisition costs (“DAC”) are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. DAC for property and casualty insurance and short-duration health insurance is amortized over the effective period of the related insurance policies. Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals. DAC is expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

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

Investments

The Company’s investments in fixed maturities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. Effective January 1, 2018, upon adoption of new accounting guidance, the Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. Prior to January 1, 2018, changes in fair value were reported in other comprehensive income. The fair values of fixed maturities and equity securities are largely determined by either independent methods prescribed by the NAIC, which do not differ materially from publicly quoted market prices, when available, or independent broker quotations. As of December 31, 2018, the Company owned certain fixed maturities in the amount of $1,066, with valuations that were derived from techniques in which one or more of the significant inputs are unobservable. As of December 31, 2019, all fixed maturities were valued using publicly quoted market prices or techniques with observable inputs. Values that are not determined using quoted market prices inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market prices. Policy loans are carried at unpaid principal balance and real estate is carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a fixed maturity security or other invested asset declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis.

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

Share-Based Transactions

For employee and director share-based compensation awards, the Company determines a grant date fair value based on the price of our publicly-traded common stock and recognize the related compensation expense, adjusted for actual forfeitures, in the consolidated statement of operations on a straight-line basis over the requisite service period for the entire award. For non-employee share-based compensation awards, the Company recognizes the impact during the period of performance, and the fair value of the award is measured as of the date performance is complete, which is the vesting date.

Treasury Stock

Treasury stock is reflected as a reduction of shareholders' equity at cost. The Company uses the first-in-first-out (“FIFO”) purchase cost to determine the cost of treasury stock that is reissued. The Company includes any gains and losses in additional paid-in capital when treasury stock is reissued.

Immaterial Error Correction

During the year ended December 31, 2019, the Company corrected a prior period immaterial error to the consolidated statement of comprehensive income (loss) for the year ended December 31, 2018. The correction resulted in an increase to gross unrealized holding loss arising during 2018 of $6,099 before taxes ($4,818 after taxes), with an offsetting decrease to the reclassification adjustment for net realized gains of $6,099 before taxes ($4,818 after taxes). The correction had no impact to shareholders’ equity, net loss, total other comprehensive loss, total comprehensive loss, or cash flows.

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

Classification of Certain Cash Receipts and Cash Payments. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The issues addressed in ASU 2016-15 are: 1) debt prepayment or debt extinguishment costs, 2) settlement of zero-coupon debt instruments, 3) contingent consideration payments made after a business combination, 4) proceeds from the settlement of insurance claims, 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, 6) distributions received from equity method investees, 7) beneficial interests in securitization transactions and 8) separately identifiable cash flows and application of the predominance principle. The Company adopted ASU 2016-15 as of January 1, 2018, which impacted the classification of distributions from equity method investees. The Company made the election to use the nature of distributions approach. For the years ended December 31, 2019 and 2018, the Company classified distributions from equity method investees of $379 and $10,777, respectively, as cash flows from operating activities.

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

The adoption of this ASU resulted in the Company recognizing a ROU asset of $6,088 as part of other assets and a lease liability of $6,088 as part of accounts payable and accrued expenses in the consolidated balance sheet. The adoption of this ASU did not have a material effect on the Company’s results of operations or liquidity.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09, as modified, provides guidance for recognizing revenue which excludes insurance contracts and financial instruments. Revenue is to be recognized when, or as, goods or services are transferred to customers in an amount that reflects the consideration that an entity is expected to be entitled in exchange for those goods or services. The Company adopted ASU No. 2014-09 as of January 1, 2018. For the year ended December 31, 2019, approximately $190, or approximately one-tenth of 1% of the Company's total revenues, were within the scope of this updated guidance. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, although earlier adoption is permitted. The Company expects to adopt the updated guidance January 1, 2021, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This guidance removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. This disclosure also includes the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019. The Company expects to adopt the updated guidance January 1, 2020, and does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2023, although earlier adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the impact on the Company’s consolidated financial statements.

Goodwill. In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 is intended to simplify the evaluation of goodwill. The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under existing guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value. The amendments in ASU 2017-04 are effective for interim and annual reporting periods beginning after December 15, 2019. The Company expects to adopt the updated guidance January 1, 2020 on a prospective basis as required. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for financial instruments (including reinsurance recoverable and policy loans) held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. ASU 2016-13 will remove all recognition thresholds and will require entities to recognize an allowance for credit losses equal to the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for AFS debt securities and beneficial interests in securitized financial assets. Credit losses on AFS debt securities carried at fair value will continue to be measured as OTTI when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS debt securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the timing of adoption. Implementation matters yet to be addressed include determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS debt securities as well as updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value. The estimated effect on the Company’s consolidated financial statements can only be estimated based on the current investment portfolio at any given point in time, and accordingly, has not currently been determined.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2019 and December 31, 2018.

Fixed maturities were comprised of the following:

	2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,259	$467	$53	$19,845
Obligations of states and political subdivisions	11,940	371	53	11,622
Corporate securities:
Utilities and telecom	26,648	2,404	32	24,276
Financial services	73,917	4,249	57	69,725
Other business – diversified	41,706	2,335	98	39,469
Other consumer – diversified	57,752	3,702	54	54,104
Total corporate securities	200,023	12,690	241	187,574
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$232,472	$13,586	$347	$219,233
	2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$27,422	$36	$1,061	$28,447
Obligations of states and political subdivisions	8,364	347	72	8,089
Corporate securities:
Utilities and telecom	19,642	873	431	19,200
Financial services	49,477	747	2,942	51,672
Other business – diversified	49,196	226	2,844	51,814
Other consumer – diversified	56,093	84	4,501	60,510
Total corporate securities	174,408	1,930	10,718	183,196

	2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Redeemable preferred stocks:
Other consumer – diversified	192	—	—	192
Total redeemable preferred stocks	192	—	—	192
Total fixed maturities	$210,386	$2,313	$11,851	$219,924

Bonds having an amortized cost of $10,669 and $10,452 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2019 and 2018, respectively, in accordance with statutory requirements.

	2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	3,159	624	—	2,535
Other business – diversified	19,763	15,130	—	4,633
Total equity securities	$22,922	$15,754	$—	$7,168
	2018
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Utilities and telecom	1,686	722	—	964
Financial services	4,552	172	—	4,380
Other business – diversified	306	259	—	47
Other consumer – diversified	14,214	9,090	—	5,124
Total equity securities	$20,758	$10,243	$—	$10,515

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2019 and 2018 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2019		2018
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$—	$—	$3,150	$3,150
Due after one year through five years	14,664	14,280	19,787	19,699
Due after five years through ten years	77,934	73,521	127,617	133,863
Due after ten years	130,680	122,313	43,823	46,338
Asset backed securities	9,194	9,111	16,009	16,874
Totals	$232,472	$219,233	$210,386	$219,924

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2019 and 2018.

	2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,432	$22	$3,533	$31	$6,965	$53
Obligations of states and political subdivisions	3,106	53	—	—	3,106	53
Corporate securities	23,245	145	2,504	96	25,749	241
Total temporarily impaired securities	$29,783	$220	$6,037	$127	$35,820	$347
	2018
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$—	$—	$24,786	$1,061	$24,786	$1,061
Obligations of states and political subdivisions	—	—	3,980	72	3,980	72
Corporate securities	49,633	1,592	97,012	9,126	146,645	10,718
Total temporarily impaired securities	$49,633	$1,592	$125,778	$10,259	$175,411	$11,851

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

There were no OTTI charges recorded during the year ended December 31, 2019. During the year ended December 31, 2018, the Company recorded OTTI charges related to certain fixed maturity securities of $1,525 as a charge to net income due to management’s intention to sell such securities.

As of December 31, 2019 and 2018, there were thirty and one hundred forty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The decrease in the number and value of securities in an unrealized loss position during the year ended December 31, 2019, was primarily attributable to the appreciation of fixed maturity market prices due to the current interest rate environment. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2019.

Investment income was earned from the following sources:

	2019	2018
Fixed maturities	$8,485	$8,432
Equity securities	282	440
Other	319	677
	9,086	9,549
Investment expenses	107	—
Net investment income	$8,979	$9,549

A summary of realized investment gains (losses) follows:

	2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,003	$1,221	$—	$3,224
Losses	(1,650)	—	—	(1,650)
Realized investment gains (losses), net	$353	$1,221	$—	$1,574
	2018
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$884	$272	$5,827	$6,983
Losses	(1,829)	—	—	(1,829)
Realized investment gains, net	$(945)	$272	$5,827	$5,154

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2019	2018
Sales proceeds	$117,530	$30,078
Gross gains	2,003	884
Gross losses	(1,650)	(1,829)

Sales of available-for-sale securities in 2019 were primarily a result of improving the overall risk versus return profile of the portfolio.

	2019	2018
Net realized and unrealized gains (losses) recognized during the period on equity securities	$6,732	$(1,922)
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	1,221	272
Unrealized gains (losses) on equity securities, net	$5,511	$(2,194)

The Company’s bond portfolio included 98% investment grade securities, as defined by the NAIC, at December 31, 2019.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be Variable Interest Entities (VIEs) under GAAP guidance. The Company's VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company's VIE interests, carried as a part of other invested assets, totaled $9,960 and $7,424 at December 31, 2019 and 2018, respectively. The Company's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $1,238 at December 31, 2019 and 2018.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $11,198 and $8,662, at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the Company has outstanding commitments totaling $1,997 and $0, respectively, whereby the Company is committed to fund these investments and may be called by such VIEs during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 1	Observable inputs that reflect quoted prices for identical assets or liabilities in active markets that the Company has the ability to access at the measurement date. The Company’s financial instruments valued using Level 1 criteria include cash equivalents and exchange traded common stocks.
Level 2	Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include significantly most of its fixed maturities, which consist of U.S. Treasury securities, U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers. Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities) or can be corroborated by observable market data.
Level 3	Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. The Company’s financial instruments valued using Level 3 criteria consist of a limited number of fixed maturities. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

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

Junior Subordinated Debentures. The fair value is estimated based on observable interest rates and yields for debt instruments having similar characteristics.

As of December 31, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$232,472	$—	$232,472
Equity securities	22,922	—	—	22,922
Cash equivalents	7,173	—	—	7,173
Total	$30,095	$232,472	$—	$262,567

As of December 31, 2018, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
Fixed maturities	$11,413	$197,907		$1,066	(1)	$210,386
Equity securities	16,398	4,360	(1)	—		20,758
Cash equivalents	8,250	—		—		8,250
Total	$36,061	$202,267		$1,066		$239,394
(1)	All underlying securities are financial service industry related.

The following is a roll-forward of the Company’s fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) from January 1, 2018 to December 31, 2019.

Fixed Maturities
Balance, January 1, 2018	$1,369
Total realized gains included in earnings	208
Total unrealized losses included in other comprehensive loss	(28)
Settlements	(483)
Balance, December 31, 2018	1,066
Total transferred out of level 3	(1,066)
Balance, December 31, 2019	$—

The Company’s fixed maturities valued using Level 3 inputs consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies that are not actively traded. There are no assumed prepayments and/or default probability assumptions as a majority of these instruments contain certain U.S. government agency strips to support repayment of the principal. Other qualitative and quantitative information received from the original underwriter of the pooled offerings is also considered, as applicable. Transfer out of Level 3 were the result of valuing those securites using Level 2 criteria.

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2019 and 2018.

		2019		2018
	Level in Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$12,893	$12,893	$12,630	$12,630
Fixed maturities	(1)	232,472	232,472	210,386	210,386
Equity securities	(1)	22,922	22,922	20,758	20,758
Other invested assets	Level 3	9,960	9,960	7,424	7,424
Policy loans	Level 2	2,007	2,007	2,085	2,085
Real estate	Level 2	38	38	38	38
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	35,977	33,738	33,738
(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.
Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2019		2018
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,047	$35,047	$2,075	$30,619
Capitalization	8,761	10,294	7,893	14,118
Amortization	(8,829)	(8,459)	(7,921)	(9,690)
Balance, end of year	$1,979	$36,882	$2,047	$35,047

Note 5.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2019 and 2018.

			Amount of Insurance In Force, Net
	2019	2018	2019		2018
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$55,403	$55,965	$212,774		$219,955
Group life	93	37	33,508	(1)	93
	55,496	56,002	$246,282		$220,048
Accident and health insurance policies	36,994	34,255
	92,490	90,257
Unearned premiums	26,035	24,206
Losses, claims and loss adjustment expenses	81,448	72,612
Other policy liabilities	1,933	1,973
Total insurance reserves and policyholder funds	$201,906	$189,048
(1)	The group life in force amounts increased significantly during 2019. However, the impact on future policy benefits is not significant.

Annualized premiums for accident and health insurance policies were $112,734 and $116,404 at December 31, 2019 and 2018, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and withdrawal rates are based upon the Company’s experience. The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% to 4.0% for 2013 through 2019 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2019		2018
Balance at January 1	$72,612		$65,689
Less: Reinsurance recoverable on unpaid losses	(14,354)		(11,968)
Net balance at January 1	58,258		53,721

Incurred related to:
Current year	137,305		128,242
Prior years	(80	)(1)	308	(2)
Total incurred	137,225		128,550

Paid related to:
Current year	95,489		90,981
Prior years	36,885		33,032
Total paid	132,374		124,013
Net balance at December 31	63,109		58,258
Plus: Reinsurance recoverable on unpaid losses	18,339		14,354
Balance at December 31	$81,448		$72,612
(1)	Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in American Southern, somewhat offset by unfavorable development on prior years loss and claim reserves for the Medicare Supplement line of business in Bankers Fidelity.
(2)	Prior years’ development was primarily the result of unfavorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity, somewhat offset by better than expected development on prior years loss and claim reserves for certain lines of business in American Southern.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2019	2018
Total incurred losses	$137,225	$128,550
Cash surrender value and matured endowments	1,362	1,316
Benefit reserve changes	638	2,784
Total insurance benefits and losses incurred	$139,225	$132,650

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2019, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,
											As of December 31, 2019
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$34,849	$34,328	$34,323	$34,303	$34,282	$34,272	$34,268	$34,265	$34,264	$$34,264	$—	625,699
2011		38,188	38,296	38,360	38,327	38,316	38,302	38,299	38,297	38,297	—	664,057
2012			50,021	50,996	51,021	50,998	50,989	50,987	50,985	50,984	—	867,052
2013				56,974	56,970	57,034	57,023	57,021	57,016	57,015	—	957,369
2014					57,179	56,938	56,981	56,981	56,976	56,977	—	939,482
2015						55,482	54,939	54,993	54,990	54,984	—	898,387
2016							58,849	59,851	63,226	63,225	—	1,036,885
2017								67,960	69,655	69,643	—	1,512,117
2018									79,140	80,404	182	2,049,554
2019										88,765	16,432	1,976,968
										$594,558
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$29,127	$34,328	$34,323	$34,303	$34,282	$34,272	$34,268	$34,265	$34,264	$34,264
2011		31,720	38,296	38,360	38,327	38,316	38,302	38,299	38,297	38,297
2012			42,267	50,996	51,021	50,998	50,989	50,987	50,985	50,984
2013				47,770	56,970	57,034	57,023	57,021	57,016	57,015
2014					48,024	56,938	56,981	56,981	56,976	56,977
2015						45,430	54,876	54,993	54,990	54,984
2016							49,165	59,747	63,226	63,225
2017								57,696	69,517	69,643
2018									66,565	80,222
2019										72,333
										$577,944
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$16,614

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

Automobile Liability

	For the Years Ended December 31,
											As of December 31, 2019
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$10,752	$10,818	$10,547	$9,937	$10,068	$10,185	$10,202	$10,201	$10,209	$10,215	$—	1,947
2011		12,263	13,802	13,235	13,289	13,281	13,495	13,385	13,330	13,329	—	2,132
2012			12,980	15,007	14,108	13,707	13,313	13,343	13,357	13,373	—	2,343
2013				18,664	20,702	21,096	21,823	21,352	21,020	20,972	—	3,267
2014					20,812	21,881	22,041	22,353	21,682	22,080	57	3,543
2015						18,521	19,857	20,017	20,007	20,086	88	3,528
2016							20,549	21,275	21,846	22,388	1,106	3,846
2017								22,179	24,212	23,766	1,413	3,777
2018									24,284	25,682	3,991	3,524
2019										25,241	8,649	3,205
										$197,132
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,211	$6,274	$8,291	$9,382	$9,725	$10,056	$10,090	$10,206	$10,210	$10,215
2011		4,205	7,934	9,858	12,071	13,039	13,106	13,199	13,330	13,329
2012			4,627	8,791	11,507	12,932	13,197	13,211	13,288	13,373
2013				5,144	12,193	16,782	19,407	20,382	20,982	20,972
2014					6,822	13,807	17,554	20,177	20,878	21,735
2015						6,226	11,878	14,938	17,612	19,557
2016							6,796	13,141	16,397	19,613
2017								7,401	16,317	20,221
2018									6,989	15,647
2019										7,305
										$161,967
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$35,165

Automobile Physical Damage

	For the Years Ended December 31,
						As of December 31, 2019
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019
2015	$8,287	$7,955	$7,887	$7,896	$$7,884	$—	1,588
2016		6,877	6,386	6,352	6,289	—	1,269
2017			6,257	5,933	5,857	—	1,321
2018				7,805	7,530	1	1,449
2019					8,526	202	1,355
					$36,086

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2015	2016	2017	2018	2019
2015	$$6,745	$7,937	$7,885	$7,895	$$7,884
2016		5,804	6,353	6,349	6,289
2017			5,215	5,914	5,856
2018				6,344	7,510
2019					6,360
					$33,899
All outstanding liabilities before 2015, net of reinsurance					—
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$2,187

General Liability

	For the Years Ended December 31,
											As of December 31, 2019
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$4,114	$2,699	$2,269	$2,337	$2,258	$2,400	$2,423	$2,473	$2,480	$2,490	$0	289
2011		3,022	1,723	1,452	1,338	1,174	1,242	1,327	1,335	1,400	18	208
2012			4,055	1,305	1,269	1,270	1,214	1,333	1,344	1,377	25	159
2013				3,461	728	926	817	865	820	945	33	195
2014					3,744	501	557	476	406	497	1	193
2015						4,421	1,037	1,227	1,044	867	1	146
2016							3,119	1,148	736	608	0	85
2017								1,490	488	513	70	77
2018									1,656	333	127	73
2019										1,916	1,598	61
										$10,946
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$284	$678	$1,374	$1,542	$2,037	$2,368	$2,382	$2,457	$2,463	$2,490
2011		295	412	582	835	1,161	1,169	1,278	1,285	1,325
2012			371	707	847	1,034	1,113	1,219	1,260	1,269
2013				104	339	579	811	791	803	805
2014					171	299	331	369	373	493
2015						98	259	464	664	863
2016							116	203	568	608
2017								75	136	365
2018									65	90
2019										41
										$8,349
All outstanding liabilities before 2010, net of reinsurance										441
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,038

Surety

	For the Years Ended December 31,
											As of December 31, 2019
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$3,995	$4,624	$3,618	$3,396	$3,607	$3,549	$3,563	$3,534	$3,530	$3,525	$—	95
2011		4,422	4,786	5,080	5,092	4,966	5,031	5,112	5,111	5,112	—	126
2012			4,979	4,767	5,396	5,345	4,869	4,880	4,892	4,925	2	89
2013				3,060	2,007	2,743	2,947	2,866	2,809	2,765	—	58
2014					3,214	3,130	2,990	2,760	2,685	2,617	5	54
2015						1,902	1,630	1,400	1,359	1,406	47	50
2016							3,314	1,812	1,865	1,876	—	46
2017								4,677	3,671	3,799	79	58
2018									3,528	1,938	236	62
2019										2,130	1,699	29
										$30,093
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019
2010	$928	$2,193	$2,780	$2,943	$3,252	$3,545	$3,560	$3,534	$3,530	$3,525
2011		1,031	3,207	4,622	4,748	4,939	5,022	5,109	5,111	5,112
2012			2,257	4,581	4,856	5,331	4,869	4,880	4,878	4,916
2013				323	1,010	1,369	2,763	2,789	2,749	2,765
2014					1,331	2,327	2,727	2,739	2,664	2,593
2015						641	856	1,127	1,125	1,128
2016							1,054	1,732	1,772	1,873
2017								1,971	3,255	3,523
2018									1,157	1,454
2019										259
										$27,148
All outstanding liabilities before 2010, net of reinsurance										—
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$2,945

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

The following is supplementary information about average historical claims duration as of December 31, 2019.

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	83.0%	16.8%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	30.2%	31.3%	17.4%	12.9%	5.0%	2.1%	0.4%	0.9%	0.0%	0.0%
Automobile Physical Damage	85.1%	12.8%	-0.6%	-0.4%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	17.1%	16.8%	26.3%	14.3%	11.8%	9.4%	2.9%	1.4%	1.5%	1.1%
Surety	38.0%	32.1%	13.3%	10.4%	0.2%	1.2%	0.7%	0.0%	0.0%	-0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2019
Net outstanding liabilities:
Medicare Supplement	$16,614
Automobile Liability	35,165
Automobile Physical Damage	2,187
General Liability	3,038
Surety	2,945
Other short-duration insurance lines	1,043
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	60,992

Reinsurance recoverable on unpaid losses:
Medicare Supplement	10,620
Automobile Liability	5,566
Automobile Physical Damage	143
General Liability	2,010
Total reinsurance recoverable on unpaid losses	18,339

Unallocated claims adjustment expenses	2,117

Total gross liability for unpaid losses, claims and loss adjustment expenses	$81,448

Note 6.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.7% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2019. Reinsurance recoverables of $32,035 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2019	2018
Direct premiums written	$237,973	$220,415
Assumed premiums written	23,275	20,093
Ceded premiums written	(77,750)	(66,845)
Net premiums written	$183,498	$173,663

Direct premiums earned	$237,361	$219,785
Assumed premiums earned	22,345	19,680
Ceded premiums earned	(77,781)	(66,534)
Net premiums earned	$181,925	$172,931

Provision for benefits and losses incurred	$206,390	$188,275
Reinsurance loss recoveries	(67,165)	(55,625)
Insurance benefits and losses incurred	$139,225	$132,650

Components of reinsurance receivables at December 31, 2019 and 2018 were as follows:

	2019	2018
Recoverable on unpaid losses	$18,339	$14,354
Recoverable on unpaid benefits	10,772	9,355
Recoverable on paid losses	1,538	992
Ceded unearned premiums	1,155	1,185
Ceded advanced premiums	331	224
Total reinsurance receivables	$32,135	$26,110
Note 7.	Income Taxes

Total income taxes were allocated as follows:

	2019	2018
Total tax benefit on income	$(21)	$(267)

Tax benefit on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(4,783)	(2,541)
Total tax benefit	$(4,804)	$(2,808)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	2019	2018
Federal income tax provision	$(86)	$(204)
Statutory rate	21%	21%
Dividends-received deduction	(23)	(39)
Meals & entertainment	55	56
Vested stock & club dues	37	19
Parking disallowance	17	—
Adjustment for prior years’ estimates to actual	(21)	(99)
Income tax benefit	$(21)	$(267)
Effective tax rate	5.2%	27.5%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2019 resulted from permanent differences related to meals & entertainment and vested stock grants. Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2018 resulted from provision-to-filed return adjustments that are generally updated at the completion of the third quarter of each fiscal year and were $99 in the year ended December 31, 2018.

Deferred tax liabilities and assets at December 31, 2019 and 2018 were comprised of the following:

	2019	2018
Deferred tax assets:
Deferred acquisition costs	$2,540	$175
Insurance reserves	3,323	3,410
Impaired assets	822	1,142
Bad debts and other	319	332
Total deferred tax assets	7,004	5,059
Deferred tax liabilities:
Deferred and uncollected premiums	$(328)	$(360)
Net unrealized investment gains	(6,090)	(148)
Other	(272)	(367)
Total deferred tax liabilities	(6,690)	(875)
Net deferred tax asset	$314	$4,184

The components of income tax expense (benefit) were:

	2019	2018
Current - Federal	$892	$1,969
Deferred - Federal	(913)	(2,236)
Total	$(21)	$(267)

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years prior to 2016 have been audited by the Internal Revenue Service and are closed.

Note 8.	Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto. At December 31, 2019, the effective interest rate was 5.96%.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2019 and 2018, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2019	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2019	$18,042	$15,696
Net balance December 31, 2018	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic	Atlantic
	American	American
	Corporation	Corporation
(1)	For each of the respective debentures, the Company has the right at any time, and from time to time, to defer payments of interest on the Junior Subordinated Debentures for a period not exceeding 20 consecutive quarters up to the debentures’ respective maturity dates. During any such period, interest will continue to accrue and the Company may not declare or pay any cash dividends or distributions on, or purchase, the Company’s common stock nor make any principal, interest or premium payments on or repurchase any debt securities that rank equally with or junior to the Junior Subordinated Debentures. The Company has the right at any time to dissolve each of the trusts and cause the Junior Subordinated Debentures to be distributed to the holders of the Trust Preferred Securities.
(2)	The Junior Subordinated Debentures are unsecured and rank junior and subordinate in right of payment to all senior debt of the Parent and are effectively subordinated to all existing and future liabilities of its subsidiaries.
(3)	In 2014, the Company acquired $7,500 of the Junior Subordinated Debentures.
(4)	The Parent has guaranteed, on a subordinated basis, all of the obligations under the Trust Preferred Securities, including payment of the redemption price and any accumulated and unpaid distributions to the extent of available funds and upon dissolution, winding up or liquidation.

Note 9.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the year ended December 31, 2019 was $1,014. See the “Adoption of New Accounting Standards – Leases” section of Note 1 of Notes to Consolidated Financial Statements for additional information regarding the accounting for leases.

Additional information regarding the Company’s real estate operating leases is as follows:

Year Ended December 31, 2019
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$815
Right-of-use assets included in other assets on the consolidated balance sheet	5,476
Weighted average discount rate	6.8%
Weighted average remaining lease term in years	6.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2020	$978
2021	1,015
2022	1,031
2023	1,048
2024	1,065
Thereafter	2,025
Total undiscounted lease payments	7,162
Less: present value adjustment	1,487
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$5,675

As of December 31, 2019, the Company has no operating leases that have not yet commenced.

Note 10.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2019, a total of 355,000 restricted shares, with an estimated fair value of $948, were issued under the 2012 Plan. In 2018, a total of 30,000 restricted shares, with an estimated fair value of $87, were issued under the 2012 Plan and 64,000 restricted shares, with an estimated fair value of $236, were forfeited under such plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2019 and 2018 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2019 or 2018. Shares available for future grant at December 31, 2019 and 2018 were 920,200 and 1,275,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2019 and 2018 was $230 and $233, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2019 and 2018 of $524 and $491, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five year graded schedule.

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

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2019 and 2018, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2019 and 2018. During each of 2019 and 2018, the Company paid Series D Preferred Stock dividends of $399.

Note 12.	Earnings (Loss) Per Common Share

Basic earnings per share was computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the loss per common share calculations is as follows:

	For the Year Ended December 31, 2019
	Loss	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(386)	20,258
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(785)	20,258	$(.04)
	For the Year Ended December 31, 2018
	Loss	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(704)	20,284
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(1,103)	20,284	$(.05)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2019 and 2018 since its impact would have been antidilutive.

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

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2019	2018
Bankers Fidelity, net loss	$(9,509)	$(3,963)
American Southern, net income	4,778	5,445
Statutory net income (loss)	$(4,731)	$1,482

Bankers Fidelity, surplus	$35,546	$34,214
American Southern, surplus	45,827	43,467
Statutory surplus	$81,373	$77,681

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $4,800 in each of the years ended 2019 and 2018, respectively, from its subsidiaries. In 2020, dividend payments to the Parent by the insurance subsidiaries in excess of $4,583 would require prior approval.

Note 14.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2019, two members of the Company’s board of directors, including the Company’s chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2019 and 2018, the Company paid $908 and $781, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 11). During the years ended December 31, 2019 and 2018, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2019 and 2018, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2019 and 2018 was $19,764 and $13,226, respectively.

During the years ended December 31, 2019 and 2018, Gray paid the Company approximately $1,022 and $783, respectively, in insurance premiums related to certain voluntary employee benefit plans.

During the year ended December 31, 2019, the Company transferred its remaining fractional interest in an aircraft arrangement to Gray Television, Inc. for $151.

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

	For the Year Ended December 31, 2019
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$58,680	$123,245	$—	$—	$181,925
Insurance benefits and losses incurred	39,541	99,684	—	—	139,225
Expenses deferred	(8,761)	(10,294)	—	—	(19,055)
Amortization and depreciation expense	9,024	8,709	551	—	18,284
Other expenses	16,869	37,158	15,939	(9,834)	60,132
Total expenses	56,673	135,257	16,490	(9,834)	198,586
Underwriting income (loss)	2,007	(12,012)
Net investment income	3,689	5,317	2,597	(2,624)	8,979
Other income	75	18	7,307	(7,210)	190
Operating income (loss)	5,771	(6,677)	(6,586)	—	(7,492)
Net realized gains (losses)	(386)	840	1,120	—	1,574
Unrealized gains on equity securities	344	2,191	2,976	—	5,511
Income (loss) before income taxes	$5,729	$(3,646)	$(2,490)	$—	$(407)
Total revenues	$62,402	$131,611	$14,000	$(9,834)	$198,179
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$141,524	$224,122	$154,687	$(142,707)	$377,626
	For the Year Ended December 31, 2018
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$53,807	$119,124	$—	$—	$172,931
Insurance benefits and losses incurred	38,829	93,821	—	—	132,650
Expenses deferred	(7,893)	(14,118)	—	—	(22,011)
Amortization and depreciation expense	7,991	9,892	715	—	18,598
Other expenses	14,666	36,514	16,613	(10,506)	57,287
Total expenses	53,593	126,109	17,328	(10,506)	186,524
Underwriting income (loss)	214	(6,985)
Net investment income	3,783	5,382	2,895	(2,511)	9,549
Other income	8	7	8,093	(7,995)	113
Operating income (loss)	4,005	(1,596)	(6,340)	—	(3,931)
Net realized gains	1,876	3,006	272	—	5,154
Unrealized losses on equity securities	(220)	(514)	(1,460)	—	(2,194)
Income (loss) before income taxes	$5,661	$896	$(7,528)	$—	$(971)
Total revenues	$59,254	$127,005	$9,800	$(10,506)	$185,553
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$122,724	$195,663	$134,643	$(108,756)	$344,274
Note 16.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 17.	Subsequent Events

On January 30, 2020, the World Health Organization declared that the recent coronavirus disease 2019 (“COVID-19”) outbreak was a global health emergency. On March 11, 2020, the World Health Organization raised the COVID-19 outbreak to “pandemic” status. The Company can experience increased risk of loss any time unforeseen infectious diseases impact large portions of a population. Specifically, the Company’s Life and Health business could experience significant loss due to increased claims volume arising from COVID-19. As a result of a pandemic, the Company could also experience losses in its investment portfolio as a result of volatile markets. Due to the recentness of these events, the Company is unable to estimate the amount of losses at this time. However, the Company anticipates that the losses from these events will adversely impact first quarter 2020 financial statements and potentially beyond.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2019.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the Executive Officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports” (if applicable), “Executive Compensation,” “Certain Relationships and Related Transactions, and Director Independence” and “Ratification of Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on or around May 18, 2020, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2019, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	920,200
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	920,200
(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

3.	Exhibits *:
3.1	-	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].
3.2	-	Restated Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on March 4, 2016].
4.1	-	Description of the registrant’s common stock registered pursuant to section 12 of the Securities Exchange Act of 1934.
10.01	-
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

Date: March 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 24, 2020
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2020
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	March 24, 2020
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 24, 2020
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	March 24, 2020
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 24, 2020
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 24, 2020
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$2,068	$3,142
Investments	3,267	14,154
Investment in subsidiaries	142,707	108,756
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	—	3,524
Income taxes receivable from subsidiaries	2,304	2,856
Other assets	5,126	3,311
Total assets	$156,710	$136,981

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$346	$—
Other payables	4,232	1,871
Junior subordinated debentures	33,738	33,738

Total liabilities	38,316	35,609

Shareholders’ equity	118,394	101,372
Total liabilities and shareholders’ equity	$156,710	$136,981

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,210	$7,995
Distributed earnings from subsidiaries	4,800	4,800
Unrealized losses on equity securities, net	2,976	(1,460)
Other	1,190	752
Total revenue	16,176	12,087

GENERAL AND ADMINISTRATIVE EXPENSES	11,731	12,764

INTEREST EXPENSE	2,130	2,037
	2,315	(2,714)
INCOME TAX BENEFIT(1)	(2,035)	(3,544)
	4,350	830
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	(4,736)	(1,534)
NET LOSS	$(386)	$(704)
(1)	Under the terms of a tax-sharing agreement, income tax provisions for the subsidiary companies are computed on a separate company basis. Accordingly, the Company’s income tax benefit results from the utilization of the Parent’s separate return loss to reduce the consolidated taxable income of the Company.

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386)	$(704)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized investment gains, net	(1,120)	(272)
Unrealized (gains) losses on equity securities, net	(2,976)	1,460
Depreciation and amortization	552	715
Compensation expense related to share awards	353	244
Distributions received from equity method investees	51	183
Equity in undistributed earnings of consolidated subsidiaries	4,736	1,534
Decrease in intercompany taxes	551	24
Deferred income tax benefit	(913)	(2,236)
Increase (decrease) in accounts payable and accrued expenses	2,360	(214)
Other, net	(2,314)	(190)
Net cash provided by operating activities	894	544

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	3,574	675
Investments purchased	(1,060)	—
Capital contribution to subsidiaries	(3,500)	(6,000)
Additions to property and equipment	(44)	(219)
Net cash used in investing activities	(1,030)	(5,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(403)	(407)
Proceeds from shares issued under stock plans	27	36
Treasury stock acquired — share repurchase authorization	(71)	(597)
Treasury stock acquired — net employee share-based compensation	(92)	(223)
Net cash used in financing activities	(938)	(1,590)

Net decrease in cash	(1,074)	(6,590)
Cash and cash equivalents at beginning of year	3,142	9,732
Cash and cash equivalents at end of year	$2,068	$3,142

Supplemental disclosure:
Cash paid for interest	$2,155	$1,996
Cash paid for income taxes	$1,662	$2,107
Intercompany tax settlement from subsidiaries	$3,335	$3,439

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2019:
Bankers Fidelity	$36,882	$121,657		$4,606	$1,933
American Southern	1,979	52,281		21,429	—
	$38,861	$173,938	(1)	$26,035	$1,933

December 31, 2018:
Bankers Fidelity	$35,047	$113,515		$4,712	$1,973
American Southern	2,047	49,354		19,494	—
	$37,094	$162,869	(2)	$24,206	$1,973
(1)	Includes future policy benefits of $92,490 and losses and claims of $81,448.
(2)	Includes future policy benefits of $90,257 and losses and claims of $72,612.

See accompanying report of independent registered public accounting firm.

III-1

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2019:
Bankers Fidelity	$123,245	$5,317	$99,684	$8,459	$27,114	$—
American Southern	58,680	3,689	39,541	8,829	8,303	60,328
Corporate & other	—	(27)	—	—	6,656	—
	$181,925	$8,979	$139,225	$17,288	$42,073	$60,328

December 31, 2018:
Bankers Fidelity	$119,124	$5,382	$93,821	$9,690	$22,598	$—
American Southern	53,807	3,783	38,829	7,921	6,843	54,410
Corporate & other	—	384	—	—	6,822	—
	$172,931	$9,549	$132,650	$17,611	$36,263	$54,410

See accompanying report of independent registered public accounting firm.

III-2

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded To Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed To Net
	(Dollars in thousands)
Year ended December 31, 2019:
Life insurance in force	$257,731	$(11,449)	$—	$246,282

Premiums —
Bankers Fidelity	$195,481	$(72,261)	$25	$123,245	0.0%
American Southern	41,880	(5,520)	22,320	58,680	39.6%
Total premiums	$237,361	$(77,781)	$22,345	$181,925	12.8%

Year ended December 31, 2018:
Life insurance in force	$232,311	$(12,263)	$—	$220,048

Premiums —
Bankers Fidelity	$180,552	$(61,459)	$31	$119,124	0.0%
American Southern	39,233	(5,075)	19,649	53,807	36.5%
Total premiums	$219,785	$(66,534)	$19,680	$172,931	11.4%

See accompanying report of independent registered public accounting firm.

IV-1

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Claims and Claim Adjustment Expenses Incurred Related To		Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
						Current Year	Prior Years
	(In thousands)
December 31, 2019	$1,979	$52,281	$21,429	$58,680	$3,689	$40,361	$(820)	$8,829	$37,905	$60,328

December 31, 2018	$2,047	$49,354	$19,494	$53,807	$3,783	$39,735	$(906)	$7,921	$36,680	$54,410

See accompanying report of independent registered public accounting firm.

VI-1