Form 10-Q
period 2020-03-31
ATLANTIC AMERICAN CORP
filed 2020-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on March 31, 2020 was 20,438,366.

ATLANTIC AMERICAN CORPORATION

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

ASSETS

	Unaudited March 31, 2020	December 31, 2019
Cash and cash equivalents	$8,338	$12,893
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $211,586 and $219,233)	213,696	232,472
Equity securities, at fair value (cost: $7,168 and $7,168)	14,467	22,922
Other invested assets (cost: $9,908 and $9,908)	9,775	9,960
Policy loans	2,011	2,007
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	241,225	268,637
Receivables:
Reinsurance	33,102	32,135
Insurance premiums and other (net of allowance for doubtful accounts: $192 and $183)	10,752	13,134
Deferred income taxes, net	4,920	314
Deferred acquisition costs	38,305	38,861
Other assets	8,675	9,108
Intangibles	2,544	2,544
Total assets	$347,861	$377,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$92,037	$92,490
Unearned premiums	19,276	26,035
Losses and claims	80,195	81,448
Other policy liabilities	1,338	1,933
Total insurance reserves and policyholder funds	192,846	201,906
Accounts payable and accrued expenses	19,759	23,588
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	246,343	259,232

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,438,366 and 20,472,162	22,401	22,401
Additional paid-in capital	57,777	57,820
Retained earnings	27,834	36,020
Accumulated other comprehensive income	1,667	10,459
Unearned stock grant compensation	(584)	(781)
Treasury stock, at cost: 1,962,528 and 1,928,732 shares	(7,632)	(7,580)
Total shareholders’ equity	101,518	118,394
Total liabilities and shareholders’ equity	$347,861	$377,626

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Insurance premiums, net	$45,550	$44,782
Net investment income	2,039	2,334
Realized investment gains, net	249	1,385
Unrealized gains (losses) on equity securities, net	(8,455)	6,489
Other income	27	28
Total revenue	39,410	55,018

Benefits and expenses:
Insurance benefits and losses incurred	33,583	35,307
Commissions and underwriting expenses	12,626	11,015
Interest expense	476	546
Other expense	2,952	2,865
Total benefits and expenses	49,637	49,733
Income (loss) before income taxes	(10,227)	5,285
Income tax expense (benefit)	(2,140)	1,123
Net income (loss)	(8,087)	4,162
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$(8,186)	$4,063

Earnings (loss) per common share (basic)	$(0.40)	$0.20
Earnings (loss) per common share (diluted)	$(0.40)	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(8,087)	$4,162
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	(10,880)	8,440
Related income tax effect	2,285	(1,772)
Subtotal	(8,595)	6,668

Less: reclassification adjustment for net realized gains included in net income (loss)	(249)	(272)
Related income tax effect	52	57
Subtotal	(197)	(215)

Total other comprehensive income (loss), net of tax	(8,792)	6,453
Total comprehensive income (loss)	$(16,879)	$10,615

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,820	57,414
Restricted stock grants, net of forfeitures	(44)	-
Issuance of shares under stock plans	1	3
Balance, end of period	57,777	57,417
Retained earnings:
Balance, beginning of period	36,020	37,208
Net income (loss)	(8,087)	4,162
Dividends on common stock	-	(403)
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	27,834	40,868
Accumulated other comprehensive income (loss):
Balance, beginning of period	10,459	(7,535)
Other comprehensive income (loss), net of tax	(8,792)	6,453
Balance, end of period	1,667	(1,082)
Unearned Stock Grant Compensation:
Balance, beginning of period	(781)	(186)
Restricted stock grants, net of forfeitures	98	-
Amortization of unearned compensation	99	58
Balance, end of period	(584)	(128)
Treasury Stock:
Balance, beginning of period	(7,580)	(7,985)
Restricted stock grants, net of forfeitures	(54)	-
Purchase of 0 and 17,865 shares, as of 2020 and 2019, respectively, for treasury	-	(49)
Net shares acquired related to employee share-based compensation plans	-	(14)
Issuance of shares under stock plans	2	4
Balance, end of period	(7,632)	(8,044)

Total shareholders’ equity	$101,518	$111,487
Dividends declared on common stock per share	$-	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,087)	$4,162
Adjustments to reconcile income (loss) to net cash used in operating activities:
Amortization of (additions to) acquisition costs, net	556	(265)
Realized investment gains, net	(249)	(1,385)
Unrealized (gains) losses on equity securities, net	8,455	(6,489)
Compensation expense related to share awards	99	58
Depreciation and amortization	251	193
Deferred income tax (benefit) expense	(2,269)	1,123
Decrease in receivables, net	3,218	3,936
Decrease in insurance reserves and policyholder funds	(9,060)	(4,767)
(Decrease) increase in accounts payable and accrued expenses	(3,928)	2,100
Other, net	502	(5,612)
Net cash used in operating activities	(10,512)	(6,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	5,641	18,604
Proceeds from investments matured, called or redeemed	2,555	1,878
Investments purchased	(2,204)	(17,470)
Additions to property and equipment	(38)	(26)
Net cash provided by investing activities	5,954	2,986

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	3	7
Treasury stock acquired — share repurchase authorization	-	(49)
Treasury stock acquired — net employee share-based compensation	-	(14)
Net cash provided by (used in) financing activities	3	(56)

Net decrease in cash and cash equivalents	(4,555)	(4,016)
Cash and cash equivalents at beginning of period	12,893	12,630
Cash and cash equivalents at end of period	$8,338	$8,614

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$491	$552

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2020 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2020 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the 2019 Annual Report, except as noted below for the adoption of new accounting standards.

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

On March 11, 2020, the World Health Organization declared the Novel Coronavirus (“COVID-19”) outbreak a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact the Company’s business operations in March 2020, and we expect that the pandemic, actions that have been or will be taken in response to it and its overall impact on the economy, will continue to have an effect on our business operations and our operating results. The Company’s insurance subsidiaries may experience difficulties collecting premiums from some policyholders, and policyholders with financial difficulties may decide not to renew insurance policies with the Company.  Although it cannot be predicted with certainty at this time, the Company’s insurance subsidiaries do not expect a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses, but that may change as more information becomes available.  In addition, economic uncertainty related to COVID-19 has led to a decline in the investment markets, and may continue to create increased volatility.  The impact of COVID-19 on the economy and on the Company is evolving and its future effects are uncertain. The Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company's business, financial condition, results of operations, liquidity and capital position.

On March 27, 2020, Congress passed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is intended to provide fast and direct economic assistance for American workers and families, small businesses, and to preserve jobs in American industries. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. The Company does not qualify as a small business under the CARES Act and therefore did not apply for any of the government loan programs; however, the Company intends to monitor and assess the availability of resources and other benefits that might be available to the Company under the CARES Act and through other programs.

Note 2.	Recently Issued Accounting Standards

Adoption of New Accounting Standards

Fair Value Measurement – Changes to the Disclosure Requirements for Fair Value Measurement.  In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This guidance removes the following disclosure requirements from Topic 820: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements.  This disclosure also includes the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements.  The Company adopted ASU 2018-13 as of January 1, 2020. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Goodwill.  In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”).  ASU 2017-04 is intended to simplify the evaluation of goodwill.  The updated guidance requires recognition and measurement of goodwill impairment based on the excess of the carrying value of the reporting unit compared to its estimated fair value, with the amount of the impairment not to exceed the carrying value of the reporting unit’s goodwill. Under the prior accounting guidance, if the reporting unit’s carrying value exceeds its estimated fair value, the Company allocates the fair value of the reporting unit to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. An impairment loss is then recognized for the excess, if any, of the carrying value of the reporting unit’s goodwill compared to the implied goodwill value.  The Company adopted ASU 2017-04 as of January 1, 2020. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2022 as reference rate reform activities occur. The Company is currently assessing the effect of adopting this guidance on the financial condition and results of operations.

Investments – Equity Securities. In January 2020, the FASB issued ASU No. 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

For information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2019 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2020 and December 31, 2019.

Fixed maturities were comprised of the following:

	March 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,723	$1,529	$61	$19,255
Obligations of states and political subdivisions	11,009	406	10	10,613
Corporate securities:
Utilities and telecom	26,797	2,328	303	24,772
Financial services	65,655	1,899	2,342	66,098
Other business – diversified	36,186	1,512	3,797	38,471
Other consumer – diversified	53,076	2,517	1,626	52,185
Total corporate securities	181,714	8,256	8,068	181,526
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$213,696	$10,249	$8,139	$211,586

	December 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,259	$467	$53	$19,845
Obligations of states and political subdivisions	11,940	371	53	11,622
Corporate securities:
Utilities and telecom	26,648	2,404	32	24,276
Financial services	73,917	4,249	57	69,725
Other business – diversified	41,706	2,335	98	39,469
Other consumer – diversified	57,752	3,702	54	54,104
Total corporate securities	200,023	12,690	241	187,574
Redeemable preferred stocks:
Other consumer – diversified	250	58	-	192
Total redeemable preferred stocks	250	58	-	192
Total fixed maturities	$232,472	$13,586	$347	$219,233

Bonds having an amortized cost of $10,444 and $10,669 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2020 and December 31, 2019, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	March 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$2,871	$338	$2	$2,535
Other business – diversified	11,596	6,963	-	4,633
Total equity securities	$14,467	$7,301	$2	$7,168

	December 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$3,159	624	-	2,535
Other business – diversified	19,763	15,130	-	4,633
Total equity securities	$22,922	$15,754	$-	$7,168

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2020 and December 31, 2019 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020		December 31, 2019
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$-	$-	$-	$-
Due after one year through five years	16,300	16,078	14,664	14,280
Due after five years through ten years	74,840	76,041	77,934	73,521
Due after ten years	113,770	110,938	130,680	122,321
Asset backed securities	8,786	8,529	9,194	9,111
Totals	$213,696	$211,586	$232,472	$219,233

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$1,858	$61	$-	$-	$1,858	$61
Obligations of states and political subdivisions	4,153	10	-	-	4,153	10
Corporate securities	79,654	8,068	-	-	79,654	8,068
Total temporarily impaired securities	$85,665	$8,139	$-	$-	$85,665	$8,139

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,432	$22	$3,533	$31	$6,965	$53
Obligations of states and political subdivisions	3,106	53	-	-	3,106	53
Corporate securities	23,245	145	2,504	96	25,749	241
Total temporarily impaired securities	$29,783	$220	$6,037	$127	$35,820	$347

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

There were no OTTI charges recorded during the three month periods ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, there were sixty-nine and thirty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the three month period ended March 31, 2020, was primarily attributable to the volatility and weakening of the financial markets as a result of the COVID-19 pandemic.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2020.

The following table is a summary of realized investment gains (losses) for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$249	$-	$—	$249
Losses	—	—	—	—
Realized investment gains (losses), net	$249	$-	$—	$249

	Three Months Ended March 31, 2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$272	$1,113	$—	$1,385
Losses	—	—	—	—
Realized investment gains (losses), net	$272	$1,113	$—	$1,385

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month periods ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(8,455)	$7,602
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	-	1,113
Unrealized gains (losses) recognized during the reporting period
Unrealized gains (losses) on equity securities, net	$(8,455)	$6,489

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $9,775 and $9,960 as of March 31, 2020 and December 31, 2019, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2020 and December 31, 2019.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $11,013 and $11,198, as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company has outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

As of March 31, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$213,696	$-	$213,696
Equity securities	14,467	-	—	14,467
Cash equivalents	5,720	—	—	5,720
Total	$20,187	$213,696	$-	$233,883

As of December 31, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$-	$232,472	$-	$232,472
Equity securities	22,922	-	—	22,922
Cash equivalents	7,173	—	—	7,173
Total	$30,095	$232,472	$-	$262,567

The Company does not have any fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2020 and December 31, 2019.

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2020 and December 31, 2019.

		March 31, 2020		December 31, 2019
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$8,338	$8,338	$12,893	$12,893
Fixed maturities	(1)	213,696	213,696	232,472	232,472
Equity securities	(1)	14,467	14,467	22,922	22,922
Other invested assets	Level 3	9,775	9,775	9,960	9,960
Policy loans	Level 2	2,011	2,011	2,007	2,007
Real estate	Level 2	38	38	38	38
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	30,138	33,738	35,977

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020		2019
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$81,448		$72,612
Less: Reinsurance recoverable on unpaid losses	(18,339)		(14,354)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	63,109		58,258

Incurred related to:
Current accident year	35,985		34,364
Prior accident year development (1)	(2,583	)(2)	499
Total incurred	33,402		34,863

Paid related to:
Current accident year	14,008		13,707
Prior accident years	20,856		19,877
Total paid	34,864		33,584
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	61,647		59,537
Plus: Reinsurance recoverable on unpaid losses	18,548		15,176
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$80,195		$74,713

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

(2)	Prior years’ development was primarily the result of favorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2020	2019
Total incurred losses	$33,402	$34,863
Cash surrender value and matured endowments	368	360
Benefit reserve changes	(187)	84
Total insurance benefits and losses incurred	$33,583	$35,307

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2020 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2020	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2020	$18,042	$15,696
Net balance December 31, 2019	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended March 31, 2020
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(8,087)	20,470
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(8,186)	20,470	$(.40)

	Three Months Ended March 31, 2019
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$4,162	20,159
Less preferred stock dividends	(99)
Net income applicable to common shareholders	4,063	20,159	$.20
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	99	1,378
Net income applicable to common shareholders	$4,162	21,537	$.19

The assumed conversion of the Company’s Series D preferred stock was excluded from the diluted loss per common share calculation for the three month period ended March 31, 2020, since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2020	2019
Federal income tax provision at statutory rate of 21%	$(2,148)	$1,110
Dividends-received deduction	(3)	(9)
Other permanent differences	11	22
Income tax expense (benefit)	$(2,140)	$1,123

The components of income tax expense (benefit) were:

	Three Months Ended March 31,
	2020	2019
Current – Federal	$129	$-
Deferred – Federal	(2,269)	1,123
Total	$(2,140)	$1,123

In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 9.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2020 and March 31, 2019 was $254.

Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2020	2019
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$978	$233
Right-of-use assets included in other assets on the condensed consolidated balance sheet	5,319	5,938
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	6.6 years	7.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2020	$753
2021	1,015
2022	1,031
2023	1,048
2024	1,065
Thereafter	2,025
Total undiscounted lease payments	6,937
Less: present value adjustment	1,391
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$5,546

As of March 31, 2020, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 11.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2020 and 2019.

Assets	March 31, 2020	December 31, 2019
American Southern	$126,621	$141,524
Bankers Fidelity	206,232	224,122
Corporate and Other	15,008	11,980
Total assets	$347,861	$377,626

Revenues	Three Months Ended March 31,
	2020	2019
American Southern	$15,227	$15,235
Bankers Fidelity	24,873	34,376
Corporate and Other	(690)	5,407
Total revenue	$39,410	$55,018

Income (Loss) Before Income Taxes	Three Months Ended March 31,
	2020	2019
American Southern	$878	$1,982
Bankers Fidelity	(8,781)	(496)
Corporate and Other	(2,324)	3,799
Income (loss) before income taxes	$(10,227)	$5,285

Note 12.	Subsequent Events

Since March 31, 2020, the COVID-19 pandemic continues to cause material disruption to financial markets and the economy.  As a result of the pandemic, the Company could experience future losses in its investment portfolio as a result of the weakened and volatile markets.  Additionally, the Company can experience increased risk of loss any time unforeseen infectious diseases impact large portions of a population. Specifically, the Company’s life and health business could experience significant loss due to increased claims volume arising from COVID-19. The duration and impact of the COVID-19 pandemic is unknown at this time and it is not possible to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month period ended March 31, 2020. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

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

Recent Events and Outlook

On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic.  In March 2020, the impact of COVID-19 and related actions to attempt to control its spread began to impact our business operations, and we expect that the pandemic, actions that have been or will be taken in response to it and its overall impact on the economy, will continue to have an effect on our business operations and our operating results. See “Expected Impact of COVID-19 on the Company’s Financial Condition and Results of Operations.”

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2019 Annual Report. Except as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2019 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2020 and the comparable period in 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Insurance premiums	$45,550	$44,782
Net investment income	2,039	2,334
Realized investment gains, net	249	1,385
Unrealized gains (losses) on equity securities, net	(8,455)	6,489
Other income	27	28
Total revenue	39,410	55,018
Insurance benefits and losses incurred	33,583	35,307
Commissions and underwriting expenses	12,626	11,015
Interest expense	476	546
Other expense	2,952	2,865
Total benefits and expenses	49,637	49,733
Income (loss) before income taxes	$(10,227)	$5,285
Net income (loss)	$(8,087)	$4,162

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

A reconciliation of net income (loss) to operating loss for the three month period ended March 31, 2020 and the comparable period in 2019 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2020	2019
	(In thousands)
Net income (loss)	$(8,087)	$4,162
Income tax expense (benefit)	(2,140)	1,123
Realized investment gains, net	(249)	(1,385)
Unrealized (gains) losses on equity securities, net	8,455	(6,489)
Non-GAAP operating loss	$(2,021)	$(2,589)

On a consolidated basis, the Company had a net loss of $8.1 million, or $0.40 per diluted share, for the three month period ended March 31, 2020, compared to net income of $4.2 million, or $0.19 per diluted share, for the three month period ended March 31, 2019. Premium revenue for the three month period ended March 31, 2020 increased $0.8 million, or 1.7%, to $45.6 million. The increase in premium revenue was primarily attributable to an increase in the automobile physical damage line of business in the property and casualty operations. Operating loss decreased $0.6 million in the three month period ended March 31, 2020 over the comparable period of 2019. The decrease in operating loss was primarily due to favorable loss experience in the life and health operations.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2020 and the comparable period in 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Gross written premiums	$9,618	$7,694
Ceded premiums	(1,394)	(1,375)
Net written premiums	$8,224	$6,319
Net earned premiums	$14,922	$13,806
Net loss and loss adjustment expenses	9,534	9,043
Commissions and underwriting expenses	4,814	4,210
Underwriting income	$574	$553
Loss ratio	63.9%	65.5%
Expense ratio	32.3	30.5
Combined ratio	96.2%	96.0%

Gross written premiums at American Southern increased $1.9 million, or 25.0%, during the three month period ended March 31, 2020 from the comparable period in 2019. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business due to a new agency that started in the second half of 2019 and increased writings from certain existing agencies.

Ceded premiums increased slightly during the three month period ended March 31, 2020 from the comparable period in 2019 due primarily to an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2020 and the comparable period in 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)

Automobile liability	$7,140	$7,024
Automobile physical damage	4,548	3,602
General liability	851	784
Surety	1,605	1,687
Other lines	778	709
Total	$14,922	$13,806

Net earned premiums increased $1.1 million, or 8.1%, during the three month period ended March 31, 2020 from the comparable period in 2019. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from the addition of an automobile account as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $0.5 million, or 5.4%, during the three month period ended March 31, 2020 from the comparable period in 2019. As a percentage of earned premiums, net loss and loss adjustment expenses were 63.9% in the three month period ended March 31, 2020, compared to 65.5% in the three month period ended March 31, 2019. The decrease in the loss ratio was primarily due to a decrease in the severity of claims in the automobile liability line of business during the three month period ended March 31, 2020. Partially offsetting the decrease in the loss ratio during the three month period ended March 31, 2020 was less favorable loss experience in the automobile physical damage line of business due to an increase in frequency of claims from the new agency.

Commissions and underwriting expenses increased $0.6 million, or 14.3%, during the three month period ended March 31, 2020 from the comparable period in 2019. As a percentage of earned premiums, underwriting expenses were 32.3% in the three month period ended March 31, 2020, compared to 30.5% in the three month period ended March 31, 2019. The increase in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2020, variable commissions at American Southern increased $0.1 million from the comparable period in 2019 due to favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2020 and the comparable period in 2019:

	Three Months Ended March 31,
	2020	2019

Medicare supplement	$44,315	$44,329
Other health products	2,184	1,990
Life insurance	2,257	2,142
Gross earned premiums	48,756	48,461
Ceded premiums	(18,128)	(17,485)
Net earned premiums	30,628	30,976
Insurance benefits and losses	24,049	26,264
Commissions and underwriting expenses	9,604	8,608
Total expenses	33,653	34,872
Underwriting loss	$(3,025)	$(3,896)
Loss ratio	78.5%	84.8%
Expense ratio	31.4	27.8
Combined ratio	109.9%	112.6%

Net earned premium revenue at Bankers Fidelity decreased $0.3 million, or 1.1%, during the three month period ended March 31, 2020 over the comparable period in 2019. Gross earned premiums from the Medicare supplement line of business decreased slightly during the three month period ended March 31, 2020, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.2 million, or 9.7%, during the same comparable period, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business increased $0.1 million, or 5.4%, during the three month period ended March 31, 2020 from the comparable period in 2019 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Premiums ceded increased $0.6 million, or 3.7%, during the three month period ended March 31, 2020 over the comparable period in 2019. The increase in ceded premiums for the three month period ended March 31, 2020 was due to an increase in Medicare supplement premiums subject to reinsurance.

Benefits and losses decreased $2.2 million, or 8.4%, during the three month period ended March 31, 2020 over the comparable period in 2019. As a percentage of earned premiums, benefits and losses were 78.5% in the three month period ended March 31, 2020, compared to 84.8% in the three month period ended March 31, 2019. The decrease in the loss ratio for the three month period ended March 31, 2020 over the comparable period in 2019, was primarily attributable to favorable loss experience in the Medicare supplement line of business.

Commissions and underwriting expenses increased $1.0 million, or 11.6%, during the three month period ended March 31, 2020 from the comparable period in 2019. As a percentage of earned premiums, underwriting expenses were 31.4% in the three month period ended March 31, 2020, compared to 27.8% in the three month period ended March 31, 2019. The increase in the expense ratio for the three month period ended March 31, 2020 was primarily due to the amortization of deferred acquisition costs (“DAC”) exceeding the level of additions to DAC.  The increase in the net amortization of DAC during 2020 is primarily due to non-renewals exceeding the level of new business writings in the Medicare supplement line of business, as previously mentioned.  Also contributing to the increase in the expense ratio was an increase in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains

Investment income decreased $0.3 million, or 12.6%, during the three month period ended March 31, 2020 over the comparable period in 2019. The decrease in investment income during the three month period ended March 31, 2020 was primarily attributable to a decrease in the equity in earnings from investments in real estate partnerships of $0.2 million over the comparable period in 2019.

The Company had net realized investment gains of $0.2 million during the three month period ended March 31, 2020, compared to net realized investment gains of $1.4 million in the three month period ended March 31, 2019. The net realized investment gains in the three month period ended March 31, 2020 resulted from the disposition of several of the Company’s investments in fixed maturities. The net realized investment gains in the three month period ended March 31, 2019 resulted primarily from the disposition of several of the Company’s investments in equity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized losses on equity securities still held of $8.5 million during the three month period ended March 31, 2020 and unrealized gains on equity securities still held of $6.5 million during the three month period ended March 31, 2019.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market values of the Company’s equity investments.  The increase in the number and value of securities in an unrealized loss position during the three month period ended March 31, 2020, was primarily attributable to the volatility and weakening of the financial markets  as a result of COVID-19.

Interest Expense

Interest expense decreased $0.1 million, or 12.8%, during the three month period ended March 31, 2020 over the comparable period in 2019. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2020, the Parent had approximately $4.5 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported a statutory net income of $0.2 million for the three month period ended March 31, 2020, compared to statutory net loss of $0.7 million for the three month period ended March 31, 2019. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2020, American Southern had $42.0 million of statutory surplus and Bankers Fidelity had $27.5 million of statutory surplus. In 2020, dividend payments by the Parent’s insurance subsidiaries in excess of $4.6 million would require prior approval. Through March 31, 2020, the Parent received dividends of $0.9 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2020, the effective interest rate was 5.56%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2020, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2020, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2020, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Cash and cash equivalents decreased from $12.9 million at December 31, 2019 to $8.3 million at March 31, 2020. The decrease in cash and cash equivalents during the three month period ended March 31, 2020 was primarily attributable to net cash used in operating activities of $10.5 million, partially offset by a $6.0 million increase resulting from investment sales and maturity of securities exceeding purchases of securities.

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

Expected Impact of COVID-19 on the Company’s Financial Condition and Results of Operations

The duration and impact of the COVID-19 pandemic is unknown at this time and it is not possible for us to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.  However, we do not currently expect a significant decline in liquidity or operating results as a result of the disruption caused by the ongoing COVID-19 pandemic.  To date, the most significant impact of COVID-19 on the Company’s financial position is a decline in fair value of the Company’s fixed maturity and equity investments due to the weakened and volatile financial markets.  At this time, the Company believes the decline in market values are temporary in nature.

We expect that earned premiums could be adversely impacted by a weakened economy leading to a slowdown in new sales and reduced retention of insureds.  Additionally, a number of states have issued bulletins that either encourage or require premium leniency such as extension of grace periods or moratoriums on cancellation of policies for non-payment.  The Company does not expect a significant reduction or delay in payments and continues to monitor state required actions as they develop.

For the Company’s property and casualty operations, the majority of premium revenue is derived from automobile liability and automobile physical damage lines of business written on a multi-year contract basis with state and local governments.  Although we cannot predict with certainty at this time, we do not expect a significant level of cancellations or non-renewals of our property and casualty contracts in the short term but recognize that a prolonged economic slowdown could adversely affect future results.

Benefits and losses in our property and casualty operations could be adversely impacted as a result of disruption caused by the COVID-19 pandemic.  However, due to the nature of our primary product lines, the impact is not currently expected to be material.  Additionally, we expect to see a reduction in frequency and severity of claims in the automobile lines of business as fewer miles are driven and less people are on the roads.  As a result, we do not currently expect a material adverse effect on operating results or liquidity in the property and casualty operations.

The majority of premium revenue in our life and health operations are derived from the senior market segment of the population, or those individuals age sixty-five and up, who maintain Medicare supplement and to a lesser extent, whole life insurance policies with the Company.  We expect that earned premiums could be adversely impacted by the rise in unemployment and economic slowdown, which could lead to a decline in new sales and reduced retention of insureds.  As a result, we currently anticipate that the life and health operations may experience a marginal decline in earned premiums although the actual impact cannot be predicted with certainty at this time.

Unforeseen infectious diseases that impact large portions of a population can have an adverse impact on mortality and morbidity, and resultant benefits and losses incurred by the Company’s life and health operations.  Accordingly, the Company does anticipate incurring higher costs, potentially similar to prior influenza seasons, as it relates to life insurance claims.  However, with much of the country sheltering in place over an extended period, the Company expects a decrease in non-medically necessary services being performed with many of the services deferred until a later date when these procedures are allowed to take place.  Additionally, the Company expects there will be some routine medical services that are deferred indefinitely.  As a result, and although the actual impact cannot be predicted with certainty at this time, the Company does not expect significant adverse development in total benefits and losses incurred in its life and health operations.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2020	-	$-	-	325,129
February 1 – February 29, 2020	-	-	-	325,129
March 1 – March 31, 2020	-	-	-	325,129
Total	-	$-	-

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 11, 2020	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)