Form 10-Q
period 2020-06-30
ATLANTIC AMERICAN CORP
filed 2020-08-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☑   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on July 24, 2020 was 20,454,001.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
ASSETS

	Unaudited June 30, 2020	December 31, 2019
Cash and cash equivalents	$16,354	$12,893
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $214,080 and $219,233)	236,187	232,472
Equity securities, at fair value (cost: $7,311 and $7,168)	15,965	22,922
Other invested assets (cost: $11,905 and $9,908)	11,454	9,960
Policy loans	2,018	2,007
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	266,900	268,637
Receivables:
Reinsurance	27,562	32,135
Insurance premiums and other (net of allowance for doubtful accounts: $197 and $183)	23,785	13,134
Deferred income taxes, net	1,144	314
Deferred acquisition costs	39,148	38,861
Other assets	8,300	9,108
Intangibles	2,544	2,544
Total assets	$385,737	$377,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$91,927	$92,490
Unearned premiums	35,091	26,035
Losses and claims	76,498	81,448
Other policy liabilities	1,195	1,933
Total insurance reserves and policyholder funds	204,711	201,906
Accounts payable and accrued expenses	23,394	23,588
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	261,843	259,232

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,454,001 and 20,472,162	22,401	22,401
Additional paid-in capital	57,435	57,820
Retained earnings	34,266	36,020
Accumulated other comprehensive income	17,464	10,459
Unearned stock grant compensation	(466)	(781)
Treasury stock, at cost: 1,946,893 and 1,928,732 shares	(7,261)	(7,580)
Total shareholders’ equity	123,894	118,394
Total liabilities and shareholders’ equity	$385,737	$377,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Insurance premiums, net	$46,499	$45,469	$92,049	$90,251
Net investment income	1,850	2,313	3,889	4,647
Realized investment gains, net	-	610	249	1,995
Unrealized gains (losses) on equity securities, net	1,355	(5,337)	(7,100)	1,152
Other income	33	72	60	100
Total revenue	49,737	43,127	89,147	98,145

Benefits and expenses:
Insurance benefits and losses incurred	27,076	34,151	60,659	69,458
Commissions and underwriting expenses	10,854	11,509	23,480	22,524
Interest expense	414	545	890	1,091
Other expense	3,112	2,511	6,064	5,376
Total benefits and expenses	41,456	48,716	91,093	98,449
Income (loss) before income taxes	8,281	(5,589)	(1,946)	(304)
Income tax expense (benefit)	1,749	(1,163)	(391)	(40)
Net income (loss)	6,532	(4,426)	(1,555)	(264)
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$6,432	$(4,526)	$(1,754)	$(463)
Earnings (loss) per common share (basic)	$.31	$(.22)	$(.09)	$(.02)
Earnings (loss) per common share (diluted)	$.30	$(.22)	$(.09)	$(.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$6,532	$(4,426)	$(1,555)	$(264)
Other comprehensive income:
Available-for-sale fixed maturity securities:
Gross unrealized holding gain arising in the period	19,997	7,964	9,117	16,404
Related income tax effect	(4,200)	(1,673)	(1,915)	(3,445)
Subtotal	15,797	6,291	7,202	12,959
Less: reclassification adjustment for net realized gains included in net income (loss)	-	(610)	(249)	(882)
Related income tax effect	-	128	52	185
Subtotal	-	(482)	(197)	(697)
Total other comprehensive income, net of tax	15,797	5,809	7,005	12,262
Total comprehensive income	$22,329	$1,383	$5,450	$11,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,777	57,417	57,820	57,414
Restricted stock grants, net of forfeitures	(333)	24	(377)	24
Issuance of shares under stock plans	(9)	3	(8)	6
Balance, end of period	57,435	57,444	57,435	57,444
Retained earnings:
Balance, beginning of period	27,834	40,868	36,020	37,208
Net income (loss)	6,532	(4,426)	(1,555)	(264)
Dividends on common stock	-	-	-	(403)
Dividends accrued on preferred stock	(100)	(100)	(199)	(199)
Balance, end of period	34,266	36,342	34,266	36,342
Accumulated other comprehensive income (loss):
Balance, beginning of period	1,667	(1,082)	10,459	(7,535)
Other comprehensive income, net of tax	15,797	5,809	7,005	12,262
Balance, end of period	17,464	4,727	17,464	4,727
Unearned Stock Grant Compensation:
Balance, beginning of period	(584)	(128)	(781)	(186)
Restricted stock grants, net of forfeitures	(37)	(71)	61	(71)
Amortization of unearned compensation	155	49	254	107
Balance, end of period	(466)	(150)	(466)	(150)
Treasury Stock:
Balance, beginning of period	(7,632)	(8,044)	(7,580)	(7,985)
Restricted stock grants, net of forfeitures	370	47	316	47
Purchase of 0 and 26,210 shares, as of 2020 and 2019, respectively, for treasury	-	(22)	-	(71)
Net shares acquired related to employee share-based compensation plans	(10)	(35)	(10)	(49)
Issuance of shares under stock plans	11	5	13	9
Balance, end of period	(7,261)	(8,049)	(7,261)	(8,049)

Total shareholders’ equity	$123,894	$112,770	$123,894	$112,770
Dividends declared on common stock per share	$-	$-	$-	$(.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,555)	$(264)
Adjustments to reconcile loss to net cash used in operating activities:
Additions to acquisition costs, net	(287)	(1,050)
Realized investment gains, net	(249)	(1,995)
Unrealized losses (gains) on equity securities, net	7,100	(1,152)
Distributions received from equity method investees	-	106
Compensation expense related to share awards	254	107
Depreciation and amortization	503	337
Deferred income tax benefit	(2,693)	(612)
Increase in receivables, net	(6,078)	(13,393)
Increase in insurance reserves and policyholder funds	2,805	13,493
(Decrease) increase in accounts payable and accrued expenses	(393)	2,366
Other, net	1,151	(5,162)
Net cash provided by (used in) operating activities	558	(7,219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	7,448	70,171
Proceeds from investments matured, called or redeemed	3,031	3,628
Investments purchased	(7,411)	(67,220)
Additions to property and equipment	(160)	(32)
Net cash provided by investing activities	2,908	6,547

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	-	(403)
Proceeds from shares issued under stock plans	5	15
Treasury stock acquired — share repurchase authorization	-	(71)
Treasury stock acquired — net employee share-based compensation	(10)	(49)
Net cash used in financing activities	(5)	(508)

Net increase (decrease) in cash and cash equivalents	3,461	(1,180)
Cash and cash equivalents at beginning of period	12,893	12,630
Cash and cash equivalents at end of period	$16,354	$11,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$944	$1,100
Cash paid for income taxes	$-	$850

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month and six month periods ended June 30, 2020 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2020 or for any other future period.

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

On March 11, 2020, the World Health Organization declared the Novel Coronavirus (“COVID-19”) outbreak a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact the Company’s business operations in March 2020, and we expect that the pandemic, actions that have been or will be taken in response to it and its overall impact on the economy, will continue to have an effect on our business operations and our operating results. The Company’s insurance subsidiaries may experience difficulties collecting premiums from some policyholders, and policyholders with financial difficulties may decide not to renew insurance policies with the Company.  Although it cannot be predicted with certainty at this time, the Company’s insurance subsidiaries do not expect a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses, but that may change as more information becomes available.  In addition, economic uncertainty related to COVID-19 has led to a decline in the investment markets, and may continue to create increased volatility.  The impact of COVID-19 on the economy and on the Company is evolving and its future effects are uncertain. The Company is closely monitoring the effects and risks of COVID-19 to assess its impact on the Company’s business, financial condition, results of operations, liquidity and capital position.

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

Future Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2022 as reference rate reform activities occur. The Company is currently assessing the effect of adopting this guidance on its financial condition and results of operations.

Investments – Equity Securities. In January 2020, the FASB issued ASU No. 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

For more information regarding other accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2019 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2020 and December 31, 2019.

Fixed maturities were comprised of the following:

	June 30, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,461	$1,739	$25	$18,747
Obligations of states and political subdivisions	11,520	910	-	10,610
Corporate securities:
Utilities and telecom	28,886	4,118	-	24,768
Financial services	73,151	6,050	132	67,233
Other business – diversified	41,739	3,331	945	39,353
Other consumer – diversified	60,180	7,407	404	53,177
Total corporate securities	203,956	20,906	1,481	184,531
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$236,187	$23,613	$1,506	$214,080

	December 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,259	$467	$53	$19,845
Obligations of states and political subdivisions	11,940	371	53	11,622
Corporate securities:
Utilities and telecom	26,648	2,404	32	24,276
Financial services	73,917	4,249	57	69,725
Other business – diversified	41,706	2,335	98	39,469
Other consumer – diversified	57,752	3,702	54	54,104
Total corporate securities	200,023	12,690	241	187,574
Redeemable preferred stocks:
Other consumer – diversified	250	58	-	192
Total redeemable preferred stocks	250	58	-	192
Total fixed maturities	$232,472	$13,586	$347	$219,233

Bonds having an amortized cost of $10,444 and $10,669 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2020 and December 31, 2019, respectively, in accordance with statutory requirements.

Equity securities were comprised of the following:

	June 30, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$3,061	$384	$1	$2,678
Other business – diversified	12,904	8,271	-	4,633
Total equity securities	$15,965	$8,655	$1	$7,311

	December 31, 2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$3,159	624	-	2,535
Other business – diversified	19,763	15,130	-	4,633
Total equity securities	$22,922	$15,754	$-	$7,168

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2020 and December 31, 2019 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020		December 31, 2019
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$509	$500	$-	$-
Due after one year through five years	19,923	19,012	14,664	14,280
Due after five years through ten years	85,121	78,583	77,934	73,521
Due after ten years	122,141	107,964	130,680	122,321
Asset backed securities	8,493	8,021	9,194	9,111
Totals	$236,187	$214,080	$232,472	$219,233

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$887	$25	$-	$-	$887	$25
Corporate securities	22,512	1,481	-	-	22,512	1,481
Total temporarily impaired securities	$23,399	$1,506	$-	$-	$23,399	$1,506

	December 31, 2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,432	$22	$3,533	$31	$6,965	$53
Obligations of states and political subdivisions	3,106	53	-	-	3,106	53
Corporate securities	23,245	145	2,504	96	25,749	241
Total temporarily impaired securities	$29,783	$220	$6,037	$127	$35,820	$347

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

There were no OTTI charges recorded during the three month and six month periods ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019, there were seventeen and thirty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The decrease in the number of securities in an unrealized loss position during the six month period ended June 30, 2020, was primarily attributable to improvement in market values in certain of the Company’s fixed maturity securities as a result of a declining interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2020.

There were no realized investments gains (losses) in the three month period ended June 30, 2020.  The following tables summarize realized investment gains (losses) for the three month period ended June 30, 2019 and the six month periods ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30, 2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$610	$—	$—	$610
Losses	—	—	—	—
Realized investment gains, net	$610	$—	$—	$610

	Six Months Ended June 30, 2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$249	$—	$—	$249
Losses	—	—	—	—
Realized investment gains, net	$249	$—	$—	$249

	Six Months Ended June 30, 2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$882	$1,113	$—	$1,995
Losses	—	—	—	—
Realized investment gains, net	$882	$1,113	$—	$1,995

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and six month periods ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized and unrealized gains (losses) recognized during the period on equity securities	$1,355	$(5,337)	$(7,100)	$2,265
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	-	-	-	1,113
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$1,355	$(5,337)	$(7,100)	$1,152

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $11,454 and $9,960 as of June 30, 2020 and December 31, 2019, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of June 30, 2020 and December 31, 2019.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $12,692 and $11,198, as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Company had no outstanding commitments and as of December 31, 2019, the Company had outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

As of June 30, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$250	$235,937	$—	$236,187
Equity securities	15,822	—	143	15,965
Cash equivalents	8,429	—	—	8,429
Total	$24,501	$235,937	$143	$260,581

As of December 31, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$232,472	$—	$232,472
Equity securities	22,922	—	—	22,922
Cash equivalents	7,173	—	—	7,173
Total	$30,095	$232,472	$—	$262,567

The Company does not have any fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2020 and December 31, 2019.

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2020 and December 31, 2019.

			June 30, 2020		December 31, 2019
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$16,354	$16,354	$12,893	$12,893
Fixed maturities		(1)	236,187	236,187	232,472	232,472
Equity securities		(1)	15,965	15,965	22,922	22,922
Other invested assets	Level 3		11,454	11,454	9,960	9,960
Policy loans	Level 2		2,018	2,018	2,007	2,007
Real estate	Level 2		38	38	38	38
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	30,321	33,738	35,977

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
	2020		2019
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$81,448		$72,612
Less: Reinsurance recoverable on unpaid losses	(18,339)		(14,354)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	63,109		58,258

Incurred related to:
Current accident year	62,262		68,157

Prior accident year development (1)	(2,302	)(2)	103
Total incurred	59,960		68,260

Paid related to:
Current accident year	33,911		38,875
Prior accident years	29,587		28,576
Total paid	63,498		67,451
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	59,571		59,067
Plus: Reinsurance recoverable on unpaid losses	16,927		16,088
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$76,498		$75,155

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

(2)	Prior years’ development was primarily the result of favorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2020	2019
Total incurred losses	$59,960	$68,260
Cash surrender value and matured endowments	697	588
Benefit reserve changes	2	610
Total insurance benefits and losses incurred	$60,659	$69,458

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2020 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed June 30, 2020	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance June 30, 2020	$18,042	$15,696
Net balance December 31, 2019	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2020
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$6,532	20,440
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	6,432	20,440	$.31
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$6,532	21,818	$.30

	Three Months Ended June 30, 2019
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(4,426)	20,146
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(4,526)	20,146	$(.22)

	Six Months Ended June 30, 2020
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,555)	20,455
Less preferred stock dividends	(199)	—
Net loss applicable to common shareholders	$(1,754)	20,455	$(.09)

	Six Months Ended June 30, 2019
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(264)	20,152
Less preferred stock dividends	(199)	—
Net loss applicable to common shareholders	$(463)	20,152	$(.02)

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented, except for the three month period ended June 30, 2020, since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Federal income tax provision at statutory rate of 21%	$1,739	$(1,174)	$(409)	$(64)
Dividends-received deduction	(3)	(5)	(6)	(14)
Other permanent differences	13	16	24	38
Income tax expense (benefit)	$1,749	$(1,163)	$(391)	$(40)

The components of income tax benefit were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Current – Federal	$2,173	$572	$2,302	$572
Deferred – Federal	(424)	(1,735)	(2,693)	(612)
Total	$1,749	$(1,163)	$(391)	$(40)

In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 9.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the six months ended June 30, 2020 and June 30, 2019 was $507.

Additional information regarding the Company’s real estate operating leases is as follows:

	Six Months Ended June 30,
Other information on operating leases:	2020	2019
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$475	$450
Right-of-use assets included in other assets on the condensed consolidated balance sheet	5,159	5,785
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	6.4 years	7.4 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2020	$503
2021	1,015
2022	1,031
2023	1,048
2024	1,065
Thereafter	2,025
Total undiscounted lease payments	6,687
Less: present value adjustment	1,297
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$5,390

As of June 30, 2020, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

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

Assets	June 30, 2020	December 31, 2019
American Southern	$153,632	$141,524
Bankers Fidelity	220,111	224,122
Corporate and Other	11,994	11,980
Total assets	$385,737	$377,626

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
American Southern	$16,896	$15,740	$32,123	$30,975
Bankers Fidelity	32,871	31,244	57,744	65,620
Corporate and Other	(30)	(3,857)	(720)	1,550
Total revenue	$49,737	$43,127	$89,147	$98,145

Income (Loss) Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
American Southern	$2,087	$1,396	$2,965	$3,378
Bankers Fidelity	8,039	(1,998)	(742)	(2,494)
Corporate and Other	(1,845)	(4,987)	(4,169)	(1,188)
Income (loss) before income taxes	$8,281	$(5,589)	$(1,946)	$(304)

Note 12.	Related Party Transactions

During the six month period ended June 30, 2019, the Company transferred its remaining fractional interest in an aircraft arrangement to Gray Television, Inc., a related party, for $151.

Note 13.	Subsequent Events

Since June 30, 2020, the COVID-19 pandemic continues to cause material disruption to financial markets and the economy.  As a result of the pandemic, the Company could experience future losses in its investment portfolio as a result of the weakened and volatile markets.  Additionally, the Company can experience increased risk of loss any time unforeseen infectious diseases impact large portions of a population. Specifically, the Company’s life and health business could experience significant loss due to increased claims volume arising from COVID-19. The duration and impact of the COVID-19 pandemic is unknown at this time and it is not possible to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2020. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2020 and the comparable period in 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Insurance premiums, net	$46,499	$45,469	$92,049	$90,251
Net investment income	1,850	2,313	3,889	4,647
Realized investment gains, net	-	610	249	1,995
Unrealized gains (losses) on equity securities, net	1,355	(5,337)	(7,100)	1,152
Other income	33	72	60	100
Total revenue	49,737	43,127	89,147	98,145
Insurance benefits and losses incurred	27,076	34,151	60,659	69,458
Commissions and underwriting expenses	10,854	11,509	23,480	22,524
Interest expense	414	545	890	1,091
Other expense	3,112	2,511	6,064	5,376
Total benefits and expenses	41,456	48,716	91,093	98,449
Income (loss) before income taxes	$8,281	$(5,589)	$(1,946)	$(304)
Net income (loss)	$6,532	$(4,426)	$(1,555)	$(264)

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

A reconciliation of net income (loss) to operating income (loss) for the three month and six month periods ended June 30, 2020 and the comparable period in 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2020	2019	2020	2019
	(In thousands)
Net income (loss)	$6,532	$(4,426)	$(1,555)	$(264)
Income tax expense (benefit)	1,749	(1,163)	(391)	(40)
Realized investment gains, net	-	(610)	(249)	(1,995)
Unrealized (gains) losses on equity securities, net	(1,355)	5,337	7,100	(1,152)
Non-GAAP operating income (loss)	$6,926	$(862)	$4,905	$(3,451)

On a consolidated basis, the Company had net income of $6.5 million, or $0.30 per diluted share, for the three month period ended June 30, 2020, compared to net loss of $4.4 million, or $0.22 per diluted share, for the three month period ended June 30, 2019.  The Company had net loss of $1.6 million, or $0.09 per diluted share, for the six month period ended June 30, 2020, compared to net loss of $0.3 million, or $0.02 per diluted share, for the six month period ended June 30, 2019.  Premium revenue for the three month period ended June 30, 2020 increased $1.0 million, or 2.3%, to $46.5 million from $45.5 million in the three month period ended June 30, 2019.  For the six month period ended June 30, 2020, premium revenue increased $1.8 million, or 2.0%, to $92.0 million from $90.3 million in the comparable period in 2019. The increase in premium revenue was primarily attributable to an increase in the automobile physical damage line of business in the property and casualty operations.

Operating income increased $7.8 million in the three month period ended June 30, 2020 from the three month period ended June 30, 2019.  For the six month period ended June 30, 2020, operating income increased $8.4 million over the comparable period in 2019.  The increase in operating income was primarily due to favorable loss experience in the life and health operations, resulting from a significant decrease in the number of incurred claims within the Medicare supplement line of business.  This decrease in the number of incurred claims was primarily attributable to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States during the second quarter of 2020 as a result of COVID-19.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2020 and the comparable periods in 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Gross written premiums	$33,320	$32,581	$42,938	$40,275
Ceded premiums	(1,451)	(1,313)	(2,845)	(2,688)
Net written premiums	$31,869	$31,268	$40,093	$37,587
Net earned premiums	$15,824	$14,754	$30,746	$28,560
Net loss and loss adjustment expenses	10,021	9,863	19,555	18,906
Commissions and underwriting expenses	4,788	4,480	9,602	8,690
Underwriting income	$1,015	$411	$1,589	$964
Loss ratio	63.3%	66.8%	63.6%	66.2%
Expense ratio	30.3	30.4	31.2	30.4
Combined ratio	93.6%	97.2%	94.8%	96.6%

Gross written premiums at American Southern increased $0.7 million, or 2.3%, during the three month period ended June 30, 2020 and $2.7 million, or 6.6%, during the six month period ended June 30, 2020, from the comparable periods in 2019. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business due to a new agency that started in the second half of 2019, as well as increased writings from certain existing agencies.

Ceded premiums increased $0.1 million, or 10.5%, during the three month period ended June 30, 2020 and $0.2 million, or 5.8%, during the six month period ended June 30, 2020, from the comparable periods in 2019. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Also contributing to the increase in ceded premiums in 2020 was an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2020 and the comparable periods in 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Automobile liability	$8,223	$7,813	$15,363	$14,837
Automobile physical damage	4,472	3,799	9,020	7,401
General liability	888	819	1,739	1,603
Surety	1,441	1,608	3,046	3,295
Other lines	800	715	1,578	1,424
Total	$15,824	$14,754	$30,746	$28,560

Net earned premiums increased $1.1 million, or 7.3%, during the three month period ended June 30, 2020, and increased $2.2 million, or 7.7%, during the six month period ended June 30, 2020, over the comparable periods in 2019. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from the new agency as previously mentioned, as well as a rate increase on a large automobile liability account. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Net loss and loss adjustment expenses at American Southern increased $0.2 million, or 1.6%, during the three month period ended June 30, 2020, and $0.6 million, or 3.4%, during the six month period ended June 30, 2020, over the comparable periods in 2019. As a percentage of earned premiums, net loss and loss adjustment expenses were 63.3% in the three month period ended June 30, 2020, compared to 66.8% in the three month period ended June 30, 2019.  For the six month period ended June 30, 2020, this ratio decreased to 63.6% from 66.2% in the comparable period in 2019. The decrease in the loss ratio during the three month and six month periods ended June 30, 2020 was primarily due to a decrease in the severity of claims in the automobile liability line of business.  Partially offsetting the decrease in the loss ratio during the three month and six month periods ended June 30, 2020 was less favorable loss experience in the automobile physical damage line of business due to an increase in frequency of claims from the new agency.

Commissions and underwriting expenses increased $0.3 million, or 6.9%, during the three month period ended June 30, 2020, and $0.9 million, or 10.5%, during the six month period ended June 30, 2020, over the comparable periods in 2019. As a percentage of earned premiums, underwriting expenses were 30.3% in the three month period ended June 30, 2020, compared to 30.4% in the three month period ended June 30, 2019. For the six month period ended June 30, 2020, this ratio increased to 31.2% from 30.4% in the comparable period in 2019.  The increase in the expense ratio during the six month period ended June 30, 2020 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month and six month periods ended June 30, 2020, variable commissions at American Southern remained relatively consistent and increased by $0.2 million, respectively, from the comparable periods in 2019 due to favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2020 and the comparable periods in 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Medicare supplement	$43,787	$44,541	$88,102	$88,870
Other health products	2,311	1,896	4,495	3,886
Life insurance	2,557	2,154	4,814	4,296
Gross earned premiums	48,655	48,591	97,411	97,052
Ceded premiums	(17,980)	(17,876)	(36,108)	(35,361)
Net earned premiums	30,675	30,715	61,303	61,691
Insurance benefits and losses	17,055	24,288	41,104	50,552
Commissions and underwriting expenses	7,778	8,954	17,382	17,562
Total expenses	24,833	33,242	58,486	68,114
Underwriting income (loss)	$5,842	$(2,527)	$2,817	$(6,423)
Loss ratio	55.6%	79.1%	67.1%	81.9%
Expense ratio	25.4	29.2	28.4	28.5
Combined ratio	81.0%	108.3%	95.5%	110.4%

Net earned premium revenue at Bankers Fidelity remained relatively consistent during the three month period ended June 30, 2020, and $0.4 million, or 0.6%, during the six month period ended June 30, 2020, from the comparable periods in 2019. Gross earned premiums from the Medicare supplement line of business decreased $0.8 million, or 1.7%, during the three month period ended June 30, 2020, and $0.8 million, or 0.9%, during the six month period ended June 30, 2020, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.4 million, or 21.9%, during the three month period ended June 30, 2020, and $0.6 million, or 15.7%, during the six month period ended June 30, 2020, over the comparable periods in 2019, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business increased $0.4 million, or 18.7%, during the three month period ended June 30, 2020, and $0.5 million, or 12.1%, during the six month period ended June 30, 2020 over the comparable periods in 2019 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded increased $0.1 million, or 0.6%, during the three month period ended June 30, 2020 and $0.7 million, or 2.1%, during the six month period ended June 30, 2020, over the comparable periods in 2019.  The increase in ceded premiums for the three month and six month periods ended June 30, 2020 was due to an increase in Medicare supplement premiums subject to reinsurance.

Benefits and losses decreased $7.2 million, or 29.8%, during the three month period ended June 30, 2020, and $9.4 million, or 18.7%, during the six month period ended June 30, 2020, from the comparable periods in 2019.  As a percentage of earned premiums, benefits and losses were 55.6% in the three month period ended June 30, 2020, compared to 79.1% in the three month period ended June 30, 2019.  For the six month period ended June 30, 2020, this ratio decreased to 67.1% from 81.9% in the comparable period in 2019.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2020 was primarily due to a significantly lower number of claims incurred in the Medicare supplement line of business due to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States during the second quarter of 2020 as a result of COVID-19.

Commissions and underwriting expenses decreased $1.2 million, or 13.1%, during the three month period ended June 30, 2020, and $0.2 million, or 1.0%, during the six month period ended June 30, 2020, over the comparable periods in 2019.  As a percentage of earned premiums, underwriting expenses were 25.4% in the three month period ended June 30, 2020, compared to 29.2% in the three month period ended June 30, 2019.  For the six month period ended June 30, 2020, this ratio decreased to 28.4% from 28.5% in the comparable period in 2019. The decrease in the expense ratio for the three month and six month periods ended June 30, 2020 was primarily due to a decrease in agent incentive costs and realization of costs saving initiatives related to postage and printing.

Net Investment Income and Realized Gains

Investment income decreased $0.5 million, or 20.0%, during the three month period ended June 30, 2020, and $0.8 million, or 16.3%, during the six month period ended June 30, 2020, over the comparable periods in 2019. The decrease in investment income was primarily attributable to net losses in the Company’s other invested assets coupled with slightly lower investment yields on fixed maturity securities.

The Company had no net realized investment gains during the three month period ended June 30, 2020, compared to net realized investment gains of $0.6 million during the three month period ended June 30, 2019.  The Company had net realized investment gains of $0.2 million during the six month period ended June 30, 2020, compared to net realized investment gains of $2.0 million during the six month period ended June 30, 2019.  The net realized investment gains during the six month period ended June 30, 2020 resulted primarily from the disposition of several of the Company’s investments in equity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized gains on equity securities of $1.4 million during the three month period ended June 30, 2020 and unrealized losses on equity securities of $5.3 million during the three month period ended June 30, 2019.  The Company recognized net unrealized losses on equity securities of $7.1 million during the six month period ended June 30, 2020 and unrealized gains on equity securities of $1.2 million during the six month period ended June 30, 2019.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market values of the Company’s equity investments.

Interest Expense

Interest expense decreased $0.1 million, or 24.0%, during the three month period ended June 30, 2020, and $0.2 million, or 18.4%, during the six month period ended June 30, 2020, from the comparable periods in 2019. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At June 30, 2020, the Parent had approximately $5.2 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.7 million for the six month period ended June 30, 2020, compared to statutory net loss of $1.7 million for the six month period ended June 30, 2019. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2020, American Southern had $42.9 million of statutory surplus and Bankers Fidelity had $32.2 million of statutory surplus. In 2020, dividend payments by the Parent’s insurance subsidiaries in excess of $4.6 million would require prior approval. Through June 30, 2020, the Parent received dividends of $1.8 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2020, the effective interest rate was 4.42%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of June 30, 2020, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At June 30, 2020, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2020, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Cash and cash equivalents increased from $12.9 million at December 31, 2019 to $16.4 million at June 30, 2020. The increase in cash and cash equivalents during the six month period ended June 30, 2020 was primarily attributable to a $3.1 million increase resulting from investment sales and maturity of securities exceeding purchases of securities in addition to net cash provided by operating activities of $0.6 million.

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

Expected Impact of COVID-19 on the Company’s Financial Condition and Results of Operations

The duration and impact of the COVID-19 pandemic is unknown at this time and it is not possible for us to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.  However, we do not currently expect a significant decline in liquidity or operating results as a result of the disruption caused by the ongoing COVID-19 pandemic.  To date, the most significant impact of COVID-19 on the Company’s financial position has been volatility in the fair value of the Company’s fixed maturity and equity investments due to disruption in the financial markets.

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

The majority of premium revenue in our life and health operations are derived from the senior market segment of the population, or those individuals age sixty-five and up, who maintain Medicare supplement and to a lesser extent, whole life insurance policies with the Company.  We expect that earned premiums could be adversely impacted by the rise in unemployment and economic slowdown related to the COVID-19 pandemic and individual, business and government responses thereto, which could lead to a decline in new sales and reduced retention of insureds.  As a result, we currently anticipate that the life and health operations may experience a marginal decline in earned premiums although the actual impact cannot be predicted with certainty at this time.

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

In addition to the information set forth in this report, you should carefully consider the discussions of the COVID-19 pandemic and related economic developments presented in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in other reports we file with the SEC from time to time, all of which could materially affect our business, financial condition or future results.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2020	-	$-	-	325,129
May 1 – May 31, 2020	-	-	-	325,129
June 1 – June 30, 2020	-	-	-	325,129
Total	-	$-	-

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 11, 2020	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)