Form 10-K
period 2020-12-31
ATLANTIC AMERICAN CORP
filed 2021-03-23
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,720,805. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 10, 2021 there were 20,415,243 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for subdivision construction, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2020	2019
	(In thousands)
Automobile liability	$30,312	$30,649
Automobile physical damage	18,730	15,309
General liability	3,891	3,309
Surety	5,857	6,319
Other lines	3,582	3,094
Total	$62,372	$58,680

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

Medicare Supplement Insurance includes 8 of the 10 standardized Medicare supplement policies created under the Medicare Improvements for Patients and Providers Act of 2008 (“MIPPA”), which are designed to provide insurance coverage for certain expenses not covered by the Medicare program, including copayments and deductibles.

Other Accident and Health Insurance coverages include several individual and group policies providing for the payment of standard benefits in connection with the treatment of diagnosed cancer and other critical illnesses, as well as a number of other policies providing short-term nursing facility care, accident expense, hospital indemnity and disability coverages.

Health insurance products, primarily Medicare supplement insurance, accounted for 92% of Bankers Fidelity’s net earned premiums in 2020 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2020, 83% were health insurance policies and 17% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines followed by a brief description of the principal products:

	Year Ended December 31,
	2020	2019
	(In thousands)
Life insurance	$9,270	$8,427
Medicare supplement	102,680	107,001
Other accident and health	9,217	7,817
Total health insurance	111,897	114,818
Total	$121,167	$123,245

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with oversight from management. Senior management carefully reviews all new programs prior to acceptance. Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations. As a result, there can be no assurance with respect to the ultimate profitability or ability of the Company to obtain or retain such business at the time of a specific contract renewal.

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

Bankers Fidelity had 4,198 licensed agents contracted in both senior market and worksite divisions as of December 31, 2020. During 2020, approximately 786 of these licensed agents wrote policies on behalf of Bankers Fidelity.

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

Differentiation. Bankers Fidelity prides itself on the quality of customer service it offers to policyholders and agents. A dedicated agent support team is available to the field to support them on administration, underwriting, sales training, product questions and a plethora of other services which differentiates the Company from other carriers. Additionally, a customer loyalty team is available solely to serve insureds for any of their insurance needs. Bankers Fidelity prides itself on being agile, which we believe differentiates us from larger carriers and helps the Company to quickly execute senior management’s initiatives.

Quality. Bankers Fidelity is focused on being a niche carrier that delivers superior service, quality products and innovative solutions. Sophisticated technology and reporting allows the home office teams to work with the sales force to deliver a tailored experience and phenomenal customer service.

Retention. Through seasonal campaigns and customer outreach, the Company is focused on client retention and servicing its policyholders through all stages in their lives. By providing its agents with an innovative product portfolio, the Company further promotes client retention by empowering its agents to continually meet the needs of our policyholders.

Profitability. In an effort to be sustainable in the marketplace as a long-term partner, senior management is focused on diversification, differentiation, quality and retention to achieve profitability.

Underwriting

Property and Casualty Operations

American Southern specializes in underwriting various risks that are sufficiently large enough to establish separate class experience, relying upon the underwriting expertise of its agents.

During the course of the policy life, extensive use is made of risk management representatives to assist commercial underwriters in identifying and correcting potential loss exposures and to physically inspect new accounts. The underwriting results from each insured are reviewed on an individual basis periodically. If results are below expectations, management takes corrective action, which may include adjusting rates, revising underwriting standards, adjusting commissions paid to agents, and/or altering or declining to renew accounts at expiration.

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

Property and Casualty Operations

American Southern controls its claims costs by utilizing an in-house staff of claims supervisors to investigate, verify, negotiate and settle claims. Upon notification of an occurrence purportedly giving rise to a claim, a claim file is established. The claims department then conducts a preliminary investigation, determines whether an insurable event has occurred and, if so, updates the file for the findings and any required reserve adjustments. Independent adjusters and appraisers are frequently utilized to service claims which require on-site inspections.

Life and Health Operations

Insureds may obtain claim forms by calling the claims department customer service group or through Bankers Fidelity’s website. Insureds covered under a group policy may also file a claim directly on the Company’s website. To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. With respect to life policies, the claim is entered into Bankers Fidelity’s claims system when the proper documentation is received. Properly documented claims are generally paid within five business days of receipt. With regard to Medicare supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically through a Medicare clearing house.

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2020, approximately 69% of the losses and claims reserves related to property and casualty and approximately 31% related to life and health. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; offset by policy reserves related to such contracts previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2020 actuarial review indicated that reserves could be as much as 10.9% lower or as much as 2.0% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $250,000 excess of $100,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $300,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2020, $11.0 million of the $294.4 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2020, the liability of the reinsurer was 50% of all new Medicare supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $3.3 million of the Company’s $6.7 million of new annualized Medicare supplement premium was ceded.

Competition

Competition for insurance products is based on many factors including premiums charged, terms and conditions of coverage, customer service, financial ratings assigned by independent rating agencies, claims handling, consumer recognition and reputation, perceived financial strength and the experience of the organization in the line of business being written.

Property and Casualty Operations

The businesses in which American Southern engages are highly competitive. The principal areas of competition are pricing and service. Many competing property and casualty companies have been in business longer than American Southern, offer more diversified lines of insurance and have substantially greater financial resources. Management believes, however, that the policies it sells are competitive with those providing similar benefits offered by other insurers doing business in the states in which American Southern operates. American Southern strives to develop strong relationships with its agents and, consequently, believes it is well positioned for new opportunities and programs with those agents.

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

Ratings

Ratings are important measures within the insurance industry, and higher ratings are expected to have a favorable impact on the ability of a company to compete in the marketplace. Ratings of insurance companies are not designed for investors and do not constitute recommendations to buy, sell, or hold any security.

Each year A.M. Best Company, Inc. (“A.M. Best”) publishes Best’s Insurance Reports, which includes assessments and ratings of all insurance companies. A.M. Best’s financial strength ratings, which may be revised or revoked at any time, follow a graduated scale of rating categories and notches ranging from A++ (Superior) to F (in liquidation). A.M. Best’s ratings are based on a detailed analysis of the statutory financial condition and operations of an insurance company compared to the industry in general.

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

Regulation

Like all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency to be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissions, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commissioners of intercorporate transfers of assets (including payments of dividends by the insurance subsidiaries in excess of specified amounts) within the holding company system. The Company believes it is in compliance with all such requirements.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2020, the Company was in compliance with all such requirements, and securities with an amortized cost of $10.7 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2020, Bankers Fidelity Life Insurance Company had no IRIS ratios outside the usual ranges. However, Bankers Fidelity Assurance Company had three ratios outside the usual range primarily as a result of net loss for the year, certain surplus ratios and nonadmitted assets to admitted assets. The net loss at Bankers Fidelity Assurance Company is primarily related to federal income taxes incurred which resulted in a corresponding decrease in surplus levels for the year as well as a growing deferred tax asset which is reduced by admissibility limitations. American Southern Insurance Company and American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2020 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2020, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

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

The Company has a sophisticated technology environment that supports the replication of data across multiple secure data centers. It also includes a comprehensive disaster recovery plan that is continually tested to ensure capabilities to resume business in the event of a disaster. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to ensure best practices. The Company has augmented the information security program through a partnership with a leading global cybersecurity provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

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

The Company also maintains dedicated cyber liability insurance for breach event costs, including: post breach event remediation costs; cyber crime coverage (including financial fraud, telecommunications fraud, and phishing attacks); and coverage for system failure, bricking loss, and physical damage. The policy also provides coverage for lost revenue due to a damaged reputation from a cyber breach.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,762	11.0%	$20,259	7.5%
States, municipalities and political subdivisions	11,802	4.2	11,940	4.5
Public utilities	13,651	4.9	11,449	4.3
All other corporate bonds	197,641	70.8	188,574	70.2
Redeemable preferred stock	250	0.1	250	0.1
Total fixed maturities(1)	254,106	91.0	232,472	86.6
Common and non-redeemable preferred stocks(2)	18,716	6.7	22,922	8.5
Policy loans(3)	1,975	0.7	2,007	0.7
Other invested assets(4)	3,238	1.2	9,960	3.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.4	1,238	0.5
Total investments	$279,311	100.0%	$268,637	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturities was $222.5 million as of December 31, 2020 and $219.2 million as of December 31, 2019.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $6.4 million as of December 31, 2020 and $7.2 million as of December 31, 2019.
(3)	Policy loans are valued at unpaid principal balances.
(4)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $3.8 million as of December 31, 2020 and $9.9 million as of December 31, 2019.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Average investments(1)	$252,141	$253,467
Net investment income	7,744	8,979
Average yield on investments	3.1%	3.5%
Realized investment gains, net	7,420	1,574

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

During 2019, the Company engaged a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Employees

The Company and its subsidiaries employed 153 people at December 31, 2020. Of the 153 people employed at December 31, 2020, 152 were full-time.

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

Available Information

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other information with the Securities and Exchange Commission (the “SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including the Company. In addition, as soon as reasonably practicable after such materials are filed with or furnished to the SEC by the Company, the Company makes copies available to the public, free of charge, on or through its web site at www.atlam.com. Neither the Company’s website, nor the information appearing on the website, is included, incorporated into, or a part of, this report.

Executive Officers of the Registrant

The table and information below set forth, for each executive officer of the Company as of December 31, 2020, his name, age, positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	58	Chairman of the Board, President & CEO	1992
J. Ross Franklin	43	Vice President, CFO and Corporate Secretary	2017

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

Forward-Looking Statements

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1933, and Section 21E of the Securities Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments. Forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expected by the Company, depending on the occurrence or outcome of various factors. These factors include, among others: significant changes in general economic conditions; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the impact of COVID-19 or other public health emergencies; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. Many of such factors are beyond the Company’s ability to control or predict. As a result, the Company’s actual financial condition and results of operations could differ materially from those expressed in any forward-looking statements made by the Company. Undue reliance should not be placed upon forward-looking statements. The Company does not intend to publicly update any forward-looking statements that may be made from time to time by, or on behalf of, the Company.

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

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of March 10, 2021, there were 6,428 shareholders of record.

On March 23, 2021, the Company’s board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record as of the close of business on April 13, 2021. Payment of any dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2020, the Parent held unrestricted cash and investment balances of approximately $4.7 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts.  In 2021, dividend payments to the Parent by the insurance subsidiaries in excess of $9.6 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2020	—	$—	—	325,129
November 1 – November 30, 2020	—	—	—	325,129
December 1 – December 31, 2020	—	—	—	325,129
Total	—	$—	—

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

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Cash and investments comprised 74% of the Company’s total assets at December 31, 2020. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. On occasion, the value of a fixed maturity investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When a fixed maturity investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s net income or other comprehensive income, depending upon the nature of the loss, in the period incurred.

The Company determines the fair values of certain financial instruments based on the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820-10-20, Fair Value Measurements and Disclosures (“ASC 820-10-20”). The fair values of fixed maturities and equity securities are largely determined by nationally quoted market prices, when available, or independent broker quotations. See Note 2 and Note 3 of Notes to Consolidated Financial Statements with respect to assets and liabilities carried at fair value and information about the inputs used to value those financial instruments, by hierarchy level, in accordance with ASC 820-10-20.

Future policy benefits comprised 35% of the Company’s total liabilities at December 31, 2020. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of adverse deviation. The assumed mortality and withdrawal rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Unpaid loss and loss adjustment expenses comprised 30% of the Company’s total liabilities at December 31, 2020. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2020, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2020 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2020. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2020 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 14% of the Company’s total assets at December 31, 2020. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Deferred acquisition costs comprised 10% of the Company’s total assets at December 31, 2020. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2020	2019
	(In thousands)
Revenue
Property and Casualty:
American Southern	$69,179	$62,402
Life and Health:
Bankers Fidelity	127,144	131,611
Corporate and Other	(975)	4,166
Total revenue	$195,348	$198,179
Income (loss) before income taxes
Property and Casualty:
American Southern	$10,436	$5,729
Life and Health:
Bankers Fidelity	12,430	(3,646)
Corporate and Other	(7,363)	(2,490)
Income (loss) before income taxes	$15,503	$(407)
Net income (loss)	$12,169	$(386)

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

A reconciliation of net income (loss) to operating income (loss) is as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income (loss)	$12,169	$(386)
Income tax expense (benefit)	3,334	(21)
Realized investment gains, net	(7,420)	(1,574)
Unrealized (gains) losses on equity securities, net	3,431	(5,511)
Non-GAAP operating income (loss)	$11,514	$(7,492)

On a consolidated basis, the Company had net income of $12.2 million, or $0.56 per diluted share, in 2020, compared to net loss of $0.4 million, or $0.04 per diluted share, in 2019. Operating income was $11.5 million in 2020 as compared to an operating loss of $7.5 million in 2019. The increase in operating income was primarily due to favorable loss experience in the life and health operations, resulting from a significant decrease in the number of incurred claims within the Medicare supplement line of business.  This decrease in the number of incurred claims was primarily attributable to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States during 2020 as a result of COVID-19.

Total revenue was $195.3 million in 2020 as compared to $198.2 million in 2019. Premium revenue increased to $183.5 million in 2020 from $181.9 million in 2019. The increase in premium revenue was primarily due to an increase in the automobile physical damage line of business within the property and casualty operations in addition to life and other health lines in the life and health operations.  Partially offsetting the increase in premium revenue was a decrease in the Medicare supplement line of business in the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS
American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Gross written premiums	$70,256	$65,848
Ceded premiums	(5,890)	(5,520)
Net written premiums	$64,366	$60,328
Net earned premiums	$62,372	$58,680
Insurance benefits and losses incurred	39,339	39,541
Commissions and underwriting expenses	19,404	17,132
Underwriting income	$3,629	$2,007
Loss ratio	63.1%	67.4%
Expense ratio	31.1	29.2
Combined ratio	94.2%	96.6%

Gross written premiums at American Southern increased $4.4 million, or 6.7%, during 2020 as compared to 2019. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business due to a new agency that started in the second half of 2019, as well as increased writings from certain existing agencies. Also contributing to the increase in gross written premiums was an increase in premiums written in the general liability line of business related to new and existing programs. Partially offsetting the increase in gross written premiums was a decline in premiums written in the automobile liability line of business primarily attributable to the cancellation of certain programs and a return of premium to one account as a result of a decline of usage due to the impact of the COVID-19 pandemic.

Ceded premiums increased $0.4 million, or 6.7%, during 2020 as compared to 2019. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Also contributing to the increase in ceded premiums was an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2020	2019
	(In thousands)
Automobile liability	$30,312	$30,649
Automobile physical damage	18,730	15,309
General liability	3,891	3,309
Surety	5,857	6,319
Other lines	3,582	3,094
Total	$62,372	$58,680

Net earned premiums increased $3.7 million, or 6.3%, during 2020 as compared to 2019. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from the new agency as previously mentioned. Premiums are earned ratably over their respective policy terms and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern decreased $0.2 million, or 0.5%, during 2020 as compared to 2019. As a percentage of premiums, insurance benefits and losses incurred were 63.1% in 2020 as compared to 67.4% in 2019. The decrease in the loss ratio was primarily due to a decline in the number and severity of claims in the automobile liability line of business as a result of the impact of the COVID-19 pandemic. Partially offsetting the decrease in the loss ratio was less favorable loss experience in the automobile physical damage line of business due to an increase in frequency of claims from the new agency.

Commissions and underwriting expenses increased $2.3 million, or 13.3%, during 2020 as compared to 2019. As a percentage of premiums, these expenses were 31.1% in 2020 as compared to 29.2% in 2019. The increase in the expense ratio was primarily due to an increase in fixed costs related to new business related to the new agency as previously mentioned. Also contributing to the increase in the expense ratio is American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  In 2020, variable commissions at American Southern increased $0.1 million as compared to 2019 due to improved loss ratios from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in the current period. At December 31, 2020, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 13.5% lower or as much as 0.8% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. Management believes that such differences will continue in future periods, but is unable to determine if or when incremental redundancies will increase or decrease until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In 2020, approximately 47% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write, compared to 44% in 2019. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Medicare supplement	$174,525	$179,180
Other health products	9,218	7,817
Life insurance	9,348	8,509
Gross earned premiums	193,091	195,506
Ceded premiums	(71,924)	(72,261)
Net earned premiums	121,167	123,245
Insurance benefits and losses incurred	80,537	99,684
Commissions and underwriting expenses	34,177	35,573
Total expenses	114,714	135,257
Underwriting income (loss)	$6,453	$(12,012)
Loss ratio	66.5%	80.9%
Expense ratio	28.2	28.9
Combined ratio	94.7%	109.8%

Net earned premium revenue at Bankers Fidelity decreased $2.1 million, or 1.7%, during 2020 as compared to 2019. Gross earned premiums from the Medicare supplement line of business decreased $4.7 million, or 2.6%, in 2020 as compared to 2019, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $1.4 million, or 17.9%, during 2020 as compared to 2019, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business increased $0.8 million, or 9.9%, in 2020 from 2019 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Premiums ceded decreased $0.3 million, or 0.5%, in 2020 from 2019. The decrease in ceded premiums was due to a decrease in Medicare supplement premiums subject to the reinsurance agreement.

Insurance benefits and losses incurred decreased $19.1 million, or 19.2%, during 2020 as compared to 2019. As a percentage of premiums, benefits and losses were 66.5% in 2020 as compared to 80.9% in 2019. The decrease in the loss ratio was primarily due to a significantly lower number of claims incurred in the Medicare supplement line of business due to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States during 2020 as a result of COVID-19. Also contributing to the decrease in the loss ratio was an improvement in rate adequacy in the Medicare supplement line of business as a result of implementation of rate increases on existing business.

Commissions and underwriting expenses decreased $1.4 million, or 3.9%, during 2020 as compared to 2019. As a percentage of earned premiums, these expenses were 28.2% in 2020 as compared to 28.9% in 2019. The decrease in the expense ratio was primarily due to a decrease in agent incentive costs and realization of costs saving initiatives, predominantly related to postage costs.  Also contributing to the decrease in the expense ratio was a decrease in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains

Investment income decreased $1.2 million, or 13.8%, in 2020 as compared to 2019. The decrease in investment income was primarily attributable to a decrease in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.9 million.

The Company had net realized investment gains of $7.4 million in 2020 as compared to net realized investment gains of $1.6 million in 2019. The net realized investment gains in 2020 were primarily attributable to gains of $6.9 million from the sale of the Company’s interest in a certain limited liability company as well as gains from the sale of a number of the Company’s investments in fixed maturities. The net realized investment gains in 2019 resulted from the disposition of certain of the Company’s investments in equity and fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $3.4 million and unrealized gains of $5.5 million during the years ended December 2020 and 2019, respectively. Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.5 million, or 24.4%, in 2020 as compared to 2019 due to a decrease in the average London Interbank Offered Rate (“LIBOR”) during the years ending 2020 and 2019, respectively, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2020 resulted from permanent differences related to meals & entertainment and vested stock grants.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were provision-to-filed return adjustments that are generally updated at the completion of the third quarter of each fiscal year and were $0.02 million in the year ended December 31, 2020.

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

Liquidity and Capital Resources

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period, but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets. The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and operating expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2020, the Parent had approximately $4.7 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2020, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $92.5 million. Dividends were paid to Atlantic American by its subsidiaries totaling $3.9 million and $4.8 million in 2020 and 2019, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $6.7 million and $7.2 million in 2020 and 2019, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $1.8 million and $3.3 million were paid to the Parent under the tax sharing agreement in 2020 and 2019, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2020, the effective interest rate was 4.28%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At December 31, 2020, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17,722 at December 31, 2020 and 2019. During each of 2020 and 2019, the Company paid Series D Preferred Stock dividends of $0.4 million.

During 2020, Bankers Fidelity Life Insurance Company (‘‘BFLIC”) became a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement established initial credit availability of five percent of statutory admitted assets, or approximately $8 million. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  BFLIC would be required to post acceptable forms of collateral for any borrowings it makes from the FHLB.  As of December 31, 2020, BFLIC had bonds with an amortized cost of $2.0 million pledged as collateral to FHLB.  To date, BFLIC has not made any borrowings from the FHLB.

Cash and cash equivalents increased from $12.9 million at December 31, 2019 to $19.3 million at December 31, 2020. The increase in cash and cash equivalents during 2020 was primarily attributable to an increase in net cash provided by operating activities of $9.0 million.  Partially offsetting the increase was $1.8 million in net investment purchases of securities exceeding sales and maturity of securities. Also partially offsetting the increase were dividends paid on the Company’s Series D Preferred Stock of $0.4 million.

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

Expected Impact of COVID-19 on the Company’s Financial Condition and Results of Operations

The duration and ultimate impact of the COVID-19 pandemic is unknown at this time and it is not possible for us to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.  However, we do not currently expect a significant decline in liquidity or operating results as a result of the disruption caused by the ongoing COVID-19 pandemic.  To date, the most significant impact of COVID-19 on the Company’s financial position has been volatility in the fair value of the Company’s fixed maturity and equity investments due to disruption in the financial markets, as well as a reduction in the frequency of medical claims.

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

For the Company’s property and casualty operations, the majority of premium revenue is derived from automobile liability and automobile physical damage lines of business written on a multi-year contract basis with state and local governments.  Although we cannot predict with any certainty at this time, we do not expect a significant level of cancellations or non-renewals of our property and casualty contracts in the short term but recognize that a prolonged economic slowdown could adversely affect future results.  During 2020, a certain automobile program was granted a partial premium refund as a result of a decline in usage.  However, the Company expects the aforementioned decline in usage to be temporary in nature.

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

In addition to the information set forth in this report, you should carefully consider the discussions of the COVID-19 pandemic and related economic developments presented in our Annual Report on Form 10-K for the year ended 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 and in other reports we file with the SEC from time to time, all of which could materially affect our business, financial condition or future results.

New Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, in establishing its premiums, the Company attempts to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income. To date, inflation has not had a material effect on the Company’s results of operations in any of the periods presented.

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
Atlanta, Georgia

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020 and the related notes and schedules (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles (GAAP).

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for losses and claims (claim reserves), were $79.1 million as of December 31, 2020. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (IBNR) claims based on past experience and estimates of loss adjustment expenses.

The principal considerations for our determination that the valuation of claim reserves is a critical audit matter are the high degree of judgment and subjectivity in auditing the actuarial methods and assumptions used in the valuation process, including assumptions around expected loss ratios and reported and paid loss emergence patterns.

Addressing the matter involved performing the following audit procedures, among others:

•	Involving our actuarial specialists to assist in our procedures in:
o	Evaluating the appropriateness of management’s actuarial reserving methodologies and assumptions;
o	Evaluating management’s hindsight analyses;
o	Comparing management’s carried reserve to the range calculated by management’s specialist for property casualty claim reserves;
•	Testing the completeness and accuracy of data provided by management that served as the basis for the actuarial analyses on a sample basis; and
•	Evaluating movement of the Company’s recorded property casualty claim reserves within the Company’s estimated reserve range year over year.

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for future policy benefits (policy reserves) were $90.9 million as of December 31, 2020. Policy reserves are related to life and health insurance policies and are based upon significant assumptions including future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of unexpected claim experience.  These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are generally established at contract inception.

The principal considerations for our determination that the valuation of policy reserves is a critical audit matter are the high degree of judgment required to assess certain assumptions that impact policy reserves and the complexity of the actuarial calculations.

Addressing the matter involved performing the following audit procedures, among others:

•	Involving our actuarial specialists to assist in our procedures in:
o	Evaluating whether the methodology applied by management is consistent in the aggregate with the methodology compliant with GAAP;
o
Assessing the significant assumptions used by management for new insurance contracts issued during the current year by comparing the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes to these assumptions;

o	Performing an independent recalculation of policy reserves for a sample of contracts for comparison to management’s estimate; and
o	Evaluating management’s loss recognition testing of aggregate reserve sufficiency.
•	Testing the completeness and accuracy of data used by management in developing assumptions on a sample basis.

/s/ Dixon Hughes Goodman LLP
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 23, 2021

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in thousands, except share data)
ASSETS
Cash and cash equivalents	$19,319	$12,893
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $222,461 and $219,233)	254,106	232,472
Equity securities, at fair value (cost: $6,393 and $7,168)	18,716	22,922
Other invested assets (cost: $3,765 and $9,908)	3,238	9,960
Policy loans	1,975	2,007
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	279,311	268,637
Receivables:
Reinsurance	29,086	32,135
Insurance premiums and other, net of allowance for doubtful accounts of $198 and $183 as of 2020 and 2019, respectively	27,512	13,134
Deferred income taxes, net	—	314
Deferred acquisition costs	39,611	38,861
Other assets	7,804	9,108
Intangibles	2,544	2,544
Total assets	$405,187	$377,626

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$90,872	$92,490
Unearned premiums	27,131	26,035
Losses and claims	79,147	81,448
Other policy liabilities	1,526	1,933
Total insurance reserves and policyholder funds	198,676	201,906
Accounts payable and accrued expenses	26,412	23,588
Deferred income taxes, net	1,301	—
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	260,127	259,232
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,415,243 and 20,472,162 shares outstanding as of 2020 and 2019, respectively	22,401	22,401
Additional paid-in capital	57,437	57,820
Retained earnings	47,790	36,020
Accumulated other comprehensive income	25,000	10,459
Unearned stock grant compensation	(284)	(781)
Treasury stock, at cost, 1,985,651 and 1,928,732 shares as of 2020 and 2019, respectively	(7,339)	(7,580)
Total shareholders’ equity	145,060	118,394
Total liabilities and shareholders’ equity	$405,187	$377,626

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(Dollars in thousands, except per share data)
Revenue:
Insurance premiums, net	$183,539	$181,925
Net investment income	7,744	8,979
Realized investment gains, net	7,420	1,574
Unrealized gains (losses) on equity securities, net	(3,431)	5,511
Other income	76	190
Total revenue	195,348	198,179

Benefits and expenses:
Insurance benefits and losses incurred	119,876	139,225
Commissions and underwriting expenses	46,811	45,477
Interest expense	1,610	2,130
Other expense	11,548	11,754
Total benefits and expenses	179,845	198,586

Income (loss) before income taxes	15,503	(407)
Income tax expense (benefit)	3,334	(21)
Net Income (loss)	12,169	(386)
Preferred stock dividends	(399)	(399)
Net Income (loss) applicable to common shareholders	$11,770	$(785)
Earnings (loss) per common share (basic)	0.58	(0.04)
Earnings (loss) per common share (diluted)	$0.56	$(0.04)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Net income (loss)	$12,169	$(386)
Other comprehensive income:
Available-for-sale fixed maturity securities:
Gross unrealized holding gain arising in the period	18,791	23,130
Related income tax effect	(3,946)	(4,857)
Subtotal	14,845	18,273

Less: reclassification adjustment for net realized gains included in net income (loss)	(385)	(353)
Related income tax effect	81	74
Subtotal	(304)	(279)

Total other comprehensive income, net of tax	14,541	17,994
Total comprehensive income	$26,710	$17,608

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,820	57,414
Restricted stock grants, net of forfeitures; 20,000 and 355,000 restricted shares issued, as of 2020 and 2019, respectively	(376)	396
Issuance of 4,701 and 10,862 shares, as of 2020 and 2019, respectively, under stock plans	(7)	10
Balance, end of year	57,437	57,820
Retained earnings:
Balance, beginning of year	36,020	37,208
Net Income (loss)	12,169	(386)
Dividends on common stock	—	(403)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	47,790	36,020
Accumulated other comprehensive income (loss):
Balance, beginning of year	10,459	(7,535)
Other comprehensive income, net of tax	14,541	17,994
Balance, end of year	25,000	10,459
Unearned Stock Grant Compensation:
Balance, beginning of year	(781)	(186)
Restricted stock grants, net of forfeitures; 20,000 and 355,000 restricted shares issued, as of 2020 and 2019, respectively	60	(948)
Amortization of unearned compensation	437	353
Balance, end of year	(284)	(781)
Treasury Stock:
Balance, beginning of year	(7,580)	(7,985)
Restricted stock grants, net of forfeitures; 20,000 and 355,000 restricted shares issued, as of 2020 and 2019, respectively	316	552
Purchase of 0 and 26,210 shares, as of 2020 and 2019, respectively, for treasury	—	(71)
Net shares acquired related to employee share-based compensation plans	(91)	(92)
Issuance of 4,701 and 10,862 shares, as of 2020 and 2019, respectively, shares under stock plans	16	16
Balance, end of year	(7,339)	(7,580)

Total shareholders’ equity	$145,060	$118,394
Dividends declared on common stock per share	$—	$(.02)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(Dollars in thousands)
Cash flows from operating activities:
Net Income (loss)	$12,169	$(386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred acquisition costs	19,393	17,288
Acquisition costs deferred	(20,143)	(19,055)
Realized investment gains, net	(7,420)	(1,574)
Unrealized (gains) losses on equity securities, net	3,431	(5,511)
Distributions received from equity method investees	—	379
Compensation expense related to share awards	437	353
Depreciation and amortization	980	996
Deferred income tax benefit	(2,250)	(913)
(Increase) decrease in receivables, net	1,349	(4,709)
Increase (decrease) in insurance reserves and policyholder funds	(3,230)	12,858
Increase in accounts payable and accrued expenses	2,324	3,472
Other, net	1,931	(5,005)
Net cash provided by (used in) operating activities	8,971	(1,807)

Cash flows from investing activities:
Proceeds from investments sold	18,541	120,950
Proceeds from investments matured, called or redeemed	7,117	6,157
Investments purchased	(27,489)	(124,029)
Additions to property and equipment	(233)	(69)
Net cash (used in) provided by investing activities	(2,064)	3,009

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	—	(403)
Proceeds from shares issued under stock plans	9	26
Treasury stock acquired — share repurchase authorization	—	(71)
Treasury stock acquired — net employee share-based compensation	(91)	(92)
Net cash used in financing activities	(481)	(939)

Net increase in cash	6,426	263
Cash and cash equivalents at beginning of year	12,893	12,630
Cash and cash equivalents at end of year	$19,319	$12,893

Supplemental cash flow information:
Cash paid for interest	$1,665	$2,155
Cash paid for income taxes	$3,883	$1,662
Non-cash investing activities:
Receivable from sale of other invested assets	$12,678	$-

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2020, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

Premium Revenue and Cost Recognition

Life insurance premiums are recognized as revenue when due; accident and health insurance premiums are recognized as revenue over the premium paying period and property and casualty insurance premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection provided. Losses, benefits and expenses are accrued as incurred and are associated with premiums as they are earned so as to result in recognition of profits over the lives of the contracts. For traditional life insurance and long-duration health insurance, this association is accomplished by the provision of a future policy benefits reserve and the deferral and subsequent amortization of the costs of acquiring business, which are referred to as “deferred policy acquisition costs” (principally commissions, premium taxes, and other incremental direct costs of issuing policies). Deferred policy acquisition costs (“DAC”) are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the future policy benefits reserve. The Company provides for insurance benefits and losses on accident, health, and property-casualty claims based upon estimates of projected ultimate losses. DAC for property and casualty insurance and short-duration health insurance is amortized over the effective period of the related insurance policies. Contingent commissions, if contractually applicable, are ultimately payable to agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In periods in which revisions are made to the estimated loss reserves related to the particular insurance contract or group of insurance contracts subject to such commissions, corresponding adjustments are also made to the related accruals. DAC is expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance).

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

Investments

The Company’s investments in fixed maturities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. The fair values of fixed maturities and equity securities are largely determined from publicly quoted market prices, when available, or independent broker quotations. As of December 31, 2020, the Company owned a certain equity security in the amount of $143, with a valuation that was derived from techniques in which one or more of the significant inputs are unobservable. As of December 31, 2020, all fixed maturities were valued using publicly quoted market prices or techniques with observable inputs. Values that are not determined using quoted market prices inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market prices. Policy loans are carried at unpaid principal balance and real estate is carried at historical cost. Other invested assets are comprised of investments in limited partnerships, limited liability companies, and real estate joint ventures, and are accounted for using the equity method. If the value of a fixed maturity security or other invested asset declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis.

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

Reinsurance

The Company enters into reinsurance agreements with other companies in the normal course of business. For each reinsurance agreement, the Company determines if the agreement provides indemnification against loss or liability relating to insurance risk in accordance with applicable accounting standards. Reinsurance premiums and benefits paid or provided are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums, benefits and DAC are reported net of insurance ceded. Reinsurance premiums from assumed business are estimated based on information received from ceding companies and reinsureds.  Any subsequent differences that arise regarding such estimates are recorded in the period in which they are determined.

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

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2024, although earlier adoption is permitted. The Company has not yet determined the method or timing for adoption or estimated the impact on the Company’s consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for financial instruments (including reinsurance recoverable and policy loans) held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. ASU 2016-13 will remove all recognition thresholds and will require entities to recognize an allowance for credit losses equal to the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale (“AFS”) debt securities and beneficial interests in securitized financial assets. Credit losses on AFS debt securities carried at fair value will continue to be measured as an other than temporary impairment (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS debt securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has not yet determined the timing of adoption. Implementation matters yet to be addressed include determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS debt securities as well as updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value. The estimated effect on the Company’s consolidated financial statements can only be estimated based on the current investment portfolio at any given point in time, and accordingly, has not currently been determined.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2020 and December 31, 2019.

Fixed maturities were comprised of the following:

	2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,762	$1,381	$26	$29,407
Obligations of states and political subdivisions	11,802	898	—	10,904
Corporate securities:
Utilities and telecom	30,359	4,423	—	25,936
Financial services	78,258	9,811	6	68,453
Other business – diversified	41,145	5,689	15	35,471
Other consumer – diversified	61,530	9,479	47	52,098
Total corporate securities	211,292	29,402	68	181,958
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$254,106	$31,739	$94	$222,461

	2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$20,259	$467	$53	$19,845
Obligations of states and political subdivisions	11,940	371	53	11,622
Corporate securities:
Utilities and telecom	26,648	2,404	32	24,276
Financial services	73,917	4,249	57	69,725
Other business – diversified	41,706	2,335	98	39,469
Other consumer – diversified	57,752	3,702	54	54,104
Total corporate securities	200,023	12,690	241	187,574
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$232,472	$13,586	$347	$219,233

Bonds having an amortized cost of $10,670 and $10,669 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2020 and 2019, respectively, in accordance with statutory requirements.  Additionally, bonds having an amortized cost of $1,997 and $0 and included in the tables above were pledged as collateral to FHLB at December 31, 2020 and 2019, respectively.

	2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	2,111	351	—	1,760
Other business – diversified	16,605	11,972	—	4,633
Total equity securities	$18,716	$12,323	$—	$6,393

	2019
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	3,159	624	—	2,535
Other business – diversified	19,763	15,130	—	4,633
Total equity securities	$22,922	$15,754	$—	$7,168

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2020 and 2019 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2020		2019
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,041	$2,015	$—	$—
Due after one year through five years	18,373	17,039	14,664	14,280
Due after five years through ten years	89,892	79,993	77,934	73,521
Due after ten years	124,609	104,527	130,680	122,321
Asset backed securities	19,191	18,887	9,194	9,111
Totals	$254,106	$222,461	$232,472	$219,233

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2020 and 2019.

	2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$7,045	$26	$—	$—	$7,045	$26
Corporate securities	4,602	68	—	—	4,602	68
Total temporarily impaired securities	$11,647	$94	$—	$—	$11,647	$94

	2019
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,432	$22	$3,533	$31	$6,965	$53
Obligations of states and political subdivisions	3,106	53	—	—	3,106	53
Corporate securities	23,245	145	2,504	96	25,749	241
Total temporarily impaired securities	$29,783	$220	$6,037	$127	$35,820	$347

The evaluation for an OTTI is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status.

There were no OTTI charges recorded during the years ended December 31, 2020 and  2019.

As of December 31, 2020 and 2019, there were twenty and thirty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The decrease in the number and value of securities in an unrealized loss position during the year ended December 31, 2020, was primarily attributable to improvement in market values in certain of the Company’s fixed maturity securities as a result of a declining interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2020.

Investment income was earned from the following sources:

	2020	2019
Fixed maturities	$8,646	$8,485
Equity securities	141	282
Other	(788)	319
	7,999	9,086
Investment expenses	255	107
Net investment income	$7,744	$8,979

A summary of realized investment gains (losses) follows:

	2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$835	$88	$6,948	$7,871
Losses	(450)	(1)	—	(451)
Realized investment gains, net	$385	$87	$6,948	$7,420

	2019
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$2,003	$1,221	$—	$3,224
Losses	(1,650)	—	—	(1,650)
Realized investment gains, net	$353	$1,221	$—	$1,574

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2020	2019
Sales proceeds	$18,504	$117,530
Gross gains	835	2,003
Gross losses	(450)	(1,650)

Proceeds from the sales of available-for-sale equity securities were as follows:

	2020	2019
Sales proceeds	$5	$2,568
Gross gains	—	1,113
Gross losses	(1)	—

Sales of available-for-sale securities in 2020 and 2019 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party.  The transaction closed prior to December 31, 2020.  The Company recorded gross realized gains on this sale of $6.9 million and proceeds of $12.7 million which settled after year end.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2020 and 2019.

	2020	2019
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(3,344)	$6,732
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	87	1,221
Unrealized gains (losses) on equity securities, net	$(3,431)	$5,511

The Company’s bond portfolio included 97% investment grade securities, as defined by the NAIC, at December 31, 2020.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities ("VIEs") under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $3,238 and $9,960 at December 31, 2020 and 2019, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $1,238 at December 31, 2020 and 2019.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $4,476 and $11,198, at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the Company had outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by such VIEs during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one fixed maturity security and one equity security.  As of December 31, 2020 and December 31, 2019, the value of the fixed maturity valued using Level 3 criteria was $0 for both years. As of December 31, 2020 and December 31, 2019, the value of the equity security valued using Level 3 criteria was $143 and $0, respectively.   The equity security is not traded and valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

Recurring Fair Value Measurements

Cash Equivalents. The carrying amount approximates fair value due to the short-term nature of the instruments.

Fixed Maturities and Common and Non-Redeemable Preferred Stocks. The carrying amount is determined from publicly quoted market prices. Certain fixed maturities do not have publicly quoted values and consist solely of issuances of pooled debt obligations of multiple, smaller financial services companies. They are not actively traded and valuation techniques used to measure fair value are based on future estimated cash flows discounted at reasonable estimated rates of interest. Other qualitative and quantitative information is also considered, as applicable.

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

As of December 31, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$254,106	$—	$254,106
Equity securities	18,573	—	143	18,716
Cash equivalents	12,010	—	—	12,010
Total	$30,583	$254,106	$143	$284,832

As of December 31, 2019, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$232,472	$—	$232,472
Equity securities	22,922	—	—	22,922
Cash equivalents	7,173	—	—	7,173
Total	$30,095	$232,472	$—	$262,567

The Company does not have any fixed maturities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of years ended December 31, 2020 and 2019.

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2020 and 2019.

	Level in	2020		2019
	Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$19,319	$19,319	$12,893	$12,893
Fixed maturities	(1)	254,106	254,106	232,472	232,472
Equity securities	(1)	18,716	18,716	22,922	22,922
Other invested assets	Level 3	3,238	3,238	9,960	9,960
Policy loans	Level 2	1,975	1,975	2,007	2,007
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	32,297	33,738	35,977

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2020		2019
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$1,979	$36,882	$2,047	$35,047
Capitalization	9,910	10,233	8,761	10,294
Amortization	(9,590)	(9,803)	(8,829)	(8,459)
Balance, end of year	$2,299	$37,312	$1,979	$36,882

Note 5.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2020 and 2019.

			Amount of Insurance In Force, Net
	2020	2019	2020		2019
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$54,442	$55,403	$199,827		$212,774
Group life	91	93	83,533	(1)	33,508
	54,533	55,496	$283,360		$246,282
Accident and health insurance policies	36,339	36,994
	90,872	92,490
Unearned premiums	27,131	26,035
Losses, claims and loss adjustment expenses	79,147	81,448
Other policy liabilities	1,526	1,933
Total insurance reserves and policyholder funds	$198,676	$201,906

(1)	The group life in force amounts increased significantly during 2020. However, the impact on future policy benefits is not significant due to the deferred premium offset to the gross benefit reserve.

Annualized premiums for accident and health insurance policies were $109,430 and $112,734 at December 31, 2020 and 2019, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and withdrawal rates after giving effect to possible risks of unexpected claim experience. The assumed mortality, withdrawal rates and expenses are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception.  The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 7% graded to 5.5% for 1977 through 1979 issues, (iii) 9% for 1980 through 1987 issues, (iv) 5% to 7% for 1988 through 2009 issues, (v) 4% for 2010 through 2012 issues, and (vi) 3.5% to 4.0% for 2013 through 2020 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2020		2019
Balance at January 1	$81,448		$72,612
Less: Reinsurance recoverable on unpaid losses	(18,339)		(14,354)
Net balance at January 1	63,109		58,258

Incurred related to:
Current year	122,626		137,305
Prior years	(3,480	)(1)	(80	)(2)
Total incurred	119,146		137,225

Paid related to:
Current year	84,518		95,489
Prior years	36,190		36,885
Total paid	120,708		132,374
Net balance at December 31	61,547		63,109
Plus: Reinsurance recoverable on unpaid losses	17,600		18,339
Balance at December 31	$79,147		$81,448

(1)
Prior years’ development was primarily the result of favorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity.  Rate increases on existing business and the resultant improvement in rate adequacy was more favorable than expected.  Additionally, the Company experienced favorable development in the surety line of business in American Southern due to a reduction in exposure coupled with recoveries on certain prior year losses.

(2)
Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in American Southern, somewhat offset by unfavorable development on prior years loss and claim reserves for the Medicare Supplement line of business in Bankers Fidelity.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2020	2019
Total incurred losses	$119,146	$137,225
Cash surrender value and matured endowments	1,198	1,362
Benefit reserve changes	(468)	638
Total insurance benefits and losses incurred	$119,876	$139,225

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,										As of December 31, 2020
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$38,188	$38,296	$38,360	$38,327	$38,316	$38,302	$38,299	$38,297	$38,297	$38,297	$—	664,056
2012		50,021	50,996	51,021	50,998	50,989	50,987	50,985	50,984	50,984	—	867,050
2013			56,974	56,970	57,034	57,023	57,021	57,016	57,015	57,014	—	957,363
2014				57,179	56,938	56,981	56,981	56,976	56,977	56,976	—	939,478
2015					55,482	54,939	54,993	54,990	54,984	54,985	—	898,374
2016						58,849	59,851	63,226	63,225	63,221	—	1,036,769
2017							67,960	69,655	69,643	69,635	—	1,510,654
2018								79,140	80,404	80,361	—	1,782,982
2019									88,765	87,028	172	2,242,156
2020										75,857	12,728	1,620,697
										$634,358

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$31,720	$38,296	$38,360	$38,327	$38,316	$38,302	$38,299	$38,297	$38,297	$38,297
2012		42,267	50,996	51,021	50,998	50,989	50,987	50,985	50,984	50,984
2013			47,770	56,970	57,034	57,023	57,021	57,016	57,015	57,014
2014				48,024	56,938	56,981	56,981	56,976	56,977	56,976
2015					45,430	54,876	54,993	54,990	54,984	54,985
2016						49,165	59,747	63,226	63,225	63,221
2017							57,696	69,517	69,643	69,635
2018								66,565	80,222	80,361
2019									72,333	86,856
2020										63,129
										$621,458
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,900

The cumulative number of reported claims for the Medicare supplement line of business is the number of distinct claims incurred and submitted to Medicare for payment in the given year. Multiple payments on the same claim are not counted in the frequency information. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to use seasonality and trend-adjusted expected claims for the final four months. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in billing and payment frequencies. The IBNR reserve is calculated as estimated ultimate claims less paid claims and claims in course of settlement. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. Similar approaches are used for other less significant health products, subject to modifications to account for unique aspects of the product.

Automobile Liability

	For the Years Ended December 31,										As of December 31, 2020
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$12,263	$13,802	$13,235	$13,289	$13,281	$13,495	$13,385	$13,330	$13,329	$13,328	$—	2,134
2012		12,980	15,007	14,108	13,707	13,313	13,343	13,357	13,373	13,373	—	2,343
2013			18,664	20,702	21,096	21,823	21,352	21,020	20,972	20,972	—	3,267
2014				20,812	21,881	22,041	22,353	21,682	22,080	22,100	48	3,544
2015					18,521	19,857	20,017	20,007	20,086	20,680	75	3,525
2016						20,549	21,275	21,846	22,388	22,245	140	3,842
2017							22,179	24,212	23,766	25,180	801	3,772
2018								24,284	25,682	27,338	2,072	3,578
2019									25,241	24,045	3,117	3,479
2020										22,416	12,187	2,183
										$211,677

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$4,205	$7,934	$9,858	$12,071	$13,039	$13,106	$13,199	$13,330	$13,329	$13,328
2012		4,627	8,791	11,507	12,932	13,197	13,211	13,288	13,373	13,373
2013			5,144	12,193	16,782	19,407	20,382	20,982	20,972	20,972
2014				6,822	13,807	17,554	20,177	20,878	21,735	21,813
2015					6,226	11,878	14,938	17,612	19,557	20,234
2016						6,796	13,141	16,397	19,613	21,408
2017							7,401	16,317	20,221	22,778
2018								6,989	15,647	21,121
2019									7,305	14,694
2020										5,172
										$174,893
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$36,784

Automobile Physical Damage

	For the Years Ended December 31,					As of December 31, 2020
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2016	2017	2018	2019	2020
2016	$6,877	$6,386	$6,352	$6,289	$6,289	$—	1,269
2017		6,257	5,933	5,857	5,860	—	1,324
2018			7,805	7,530	7,447	—	1,452
2019				8,526	8,026	2	1,485
2020					10,288	177	1,526
					$37,910

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2016	2017	2018	2019	2020
2016	$5,804	$6,353	$6,349	$6,289	$6,289
2017		5,215	5,914	5,856	5,860
2018			6,344	7,510	7,446
2019				6,360	8,005
2020					8,347
					$35,947
All outstanding liabilities before 2016, net of reinsurance					1
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,964

General Liability

	For the Years Ended December 31,										As of December 31, 2020
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$3,022	$1,723	$1,452	$1,338	$1,174	$1,242	$1,327	$1,335	$1,400	$1,534	$20	210
2012		4,055	1,305	1,269	1,270	1,214	1,333	1,344	1,377	1,388	25	161
2013			3,461	728	926	817	865	820	945	904	11	197
2014				3,744	501	557	476	406	497	523	6	194
2015					4,421	1,037	1,227	1,044	867	855	—	146
2016						3,119	1,148	736	608	621	1	92
2017							1,490	488	513	738	68	82
2018								1,656	333	198	40	75
2019									1,916	707	261	82
2020										2,223	1,749	62
										$9,691

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$295	$412	$582	$835	$1,161	$1,169	$1,278	$1,285	$1,325	$1,426
2012		371	707	847	1,034	1,113	1,219	1,260	1,269	1,280
2013			104	339	579	811	791	803	805	855
2014				171	299	331	369	373	493	498
2015					98	259	464	664	863	855
2016						116	203	568	608	617
2017							75	136	365	556
2018								65	90	115
2019									41	209
2020										208
										$6,619
All outstanding liabilities before 2011, net of reinsurance										343
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,415

Surety

	For the Years Ended December 31,										As of December 31, 2020
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$4,422	$4,786	$5,080	$5,092	$4,966	$5,031	$5,112	$5,111	$5,112	$5,163	$7	128
2012		4,979	4,767	5,396	5,345	4,869	4,880	4,892	4,925	4,944	2	89
2013			3,060	2,007	2,743	2,947	2,866	2,809	2,765	2,757	—	58
2014				3,214	3,130	2,990	2,760	2,685	2,617	2,818	43	54
2015					1,902	1,630	1,400	1,359	1,406	1,310	6	50
2016						3,314	1,812	1,865	1,876	1,865	—	46
2017							4,677	3,671	3,799	3,629	13	58
2018								3,528	1,938	1,381	6	62
2019									2,130	657	128	30
2020										2,263	1,887	20
										$26,787

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
2011	$1,031	$3,207	$4,622	$4,748	$4,939	$5,022	$5,109	$5,111	$5,112	$5,117
2012		2,257	4,581	4,856	5,331	4,869	4,880	4,878	4,916	4,934
2013			323	1,010	1,369	2,763	2,789	2,749	2,765	2,757
2014				1,331	2,327	2,727	2,739	2,664	2,593	2,562
2015					641	856	1,127	1,125	1,128	1,271
2016						1,054	1,732	1,772	1,873	1,862
2017							1,971	3,255	3,523	3,545
2018								1,157	1,454	1,361
2019									259	395
2020										97
										$23,901
All outstanding liabilities before 2011, net of reinsurance										54
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$2,940

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

The following is supplementary information about average historical claims duration as of December 31, 2020.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	83.0%	16.9%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	29.1%	30.9%	17.3%	12.7%	5.8%	2.1%	0.4%	0.5%	0.0%	0.0%
Automobile Physical Damage	85.4%	14.2%	-0.6%	-0.4%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	17.8%	17.8%	22.5%	16.9%	8.4%	6.3%	2.8%	2.2%	1.7%	6.6%
Surety	41.2%	31.1%	10.5%	9.8%	-1.3%	1.8%	0.3%	0.2%	0.2%	0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2020
Net outstanding liabilities
Medicare Supplement	$12,900
Automobile Liability	36,784
Automobile Physical Damage	1,964
General Liability	3,415
Surety	2,940
Other short-duration insurance lines	1,666
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	59,669

Reinsurance recoverable on unpaid losses:
Medicare Supplement	8,975
Automobile Liability	6,260
Automobile Physical Damage	3
General Liability	2,362
Total reinsurance recoverable on unpaid losses	17,600

Unallocated claims adjustment expenses	1,878

Total gross liability for unpaid losses, claims and loss adjustment expenses	$79,147

Note 6.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.6% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2020. Reinsurance recoverables of $28,980 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2020	2019
Direct premiums written	$239,687	$237,973
Assumed premiums written	23,253	23,275
Ceded premiums written	(77,622)	(77,750)
Net premiums written	$185,318	$183,498

Direct premiums earned	$238,209	$237,361
Assumed premiums earned	23,144	22,345
Ceded premiums earned	(77,814)	(77,781)
Net premiums earned	$183,539	$181,925

Provision for benefits and losses incurred	$175,825	$206,390
Reinsurance loss recoveries	(55,949)	(67,165)
Insurance benefits and losses incurred	$119,876	$139,225

Components of reinsurance receivables at December 31, 2020 and 2019 were as follows:

	2020	2019
Recoverable on unpaid losses	$17,600	$18,339
Recoverable on unpaid benefits	9,832	10,772
Recoverable on paid losses	447	1,538
Ceded unearned premiums	963	1,155
Ceded advanced premiums	244	331
Total reinsurance receivables	$29,086	$32,135

Note 7.	Income Taxes

Total income taxes were allocated as follows:

	2020	2019
Total tax expense (benefit) on income	$3,334	$(21)

Tax expense on components of shareholders’ equity:
Net unrealized gains on investment securities	3,865	4,783
Total tax expense	$7,199	$4,762

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	2020	2019
Federal income tax provision	$3,256	$(86)
Statutory rate	21%	21%
Dividends-received deduction	(12)	(23)
Meals & entertainment	20	55
Vested stock & club dues	36	37
Parking disallowance	16	17
Adjustment for prior years’ estimates to actual	18	(21)
Income tax expense (benefit)	$3,334	$(21)
Effective tax rate	21.5%	5.2%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2020 resulted from permanent differences related to meals & entertainment and vested stock grants.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were provision-to-filed return adjustments that are generally updated at the completion of the third quarter of each fiscal year and were $18 in the year ended December 31, 2020.

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

Deferred tax assets and liabilities at December 31, 2020 and 2019 were comprised of the following:

	2020	2019
Deferred tax assets:
Deferred acquisition costs	$4,666	$2,540
Insurance reserves	2,682	3,323
Impaired assets	822	822
Bad debts and other	326	319
Total deferred tax assets	8,496	7,004
Deferred tax liabilities:
Deferred and uncollected premiums	$(409)	$(328)
Net unrealized investment gains	(9,235)	(6,090)
Other	(153)	(272)
Total deferred tax liabilities	(9,797)	(6,690)
Net deferred tax (liability) asset	$(1,301)	$314

The components of income tax expense (benefit) were:

	2020	2019
Current – Federal	$5,584	$892
Deferred – Federal	(2,250)	(913)
Total	$3,334	$(21)

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2017, 2018 and 2019 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 8.	Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto. At December 31, 2020, the effective interest rate was 4.28%.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2020 and 2019, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2020	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2020	$18,042	$15,696
Net balance December 31, 2019	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

The Company has two operating lease agreements, each for the use of office space in the ordinary course of business. The first lease renews annually on an automatic basis and based on original assumptions, management is reasonably certain to exercise the renewal option through 2026. The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2020 and 2019 was $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$978	815
Right-of-use assets included in other assets on the consolidated balance sheet	4,832	5,476
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	5.9 years	6.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2021	$1,015
2022	1,031
2023	1,048
2024	1,065
2025	1,083
Thereafter	942
Total undiscounted lease payments	6,184
Less: present value adjustment	1,116
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$5,068

As of December 31, 2020, the Company has no operating leases that have not yet commenced.

Note 10.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2020, a total of 20,000 restricted shares, with an estimated fair value of $38, were issued under the 2012 Plan and 35,000 restricted shares, with an estimated fair value of $98, were forfeited under such plan. In 2019, a total of 355,000 restricted shares, with an estimated fair value of $948, were issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2020 and 2019 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2020 or 2019. Shares available for future grant at December 31, 2020 and 2019 were 935,200 and 920,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2020 and 2019 was $231 and $230, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2020 and 2019 of $520 and $524, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2020 and 2019, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2020 and 2019. During each of 2020 and 2019, the Company paid Series D Preferred Stock dividends of $399.

Note 12.	Earnings (Loss) Per Common Share

Basic earnings per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the income (loss) per common share calculations is as follows:

	For the Year Ended December 31, 2020
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$12,169	20,441	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	11,770	20,441	0.58
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	399	1,378
Net income applicable to common shareholders	$12,169	21,819	$0.56

	For the Year Ended December 31, 2019
	Loss	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(386)	20,258	-
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(785)	20,258	$(.04)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2019 since its impact would have been antidilutive.

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

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2020	2019
Bankers Fidelity, net income (loss)	$7,712	$(9,509)
American Southern, net income	8,575	4,778
Statutory net income (loss)	$16,287	$(4,731)

Bankers Fidelity, surplus	$42,326	$35,546
American Southern, surplus	50,194	45,827
Statutory surplus	$92,520	$81,373

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $3,900 and $4,800 in the years ended 2020 and 2019, respectively, from its subsidiaries. In 2020, dividend payments to the Parent by the insurance subsidiaries in excess of $9,589 would require prior approval.

Note 14.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2020, two members of the Company’s board of directors, including the Company’s chairman, president and chief executive officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2020 and 2019, the Company paid $939 and $908, respectively, under this lease.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 11). During the years ended December 31, 2020 and 2019, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2020 and 2019, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2020 and 2019 was $16,606 and $19,764, respectively.

During the years ended December 31, 2020 and 2019, Gray paid the Company approximately $1,038 and $1,022, respectively, in insurance premiums related to certain voluntary employee benefit plans.

During the year ended December 31, 2019, the Company transferred its remaining fractional interest in an aircraft arrangement to Gray for $151.

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

	For the Year Ended December 31, 2020
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$62,372	$121,167	$—	$—	$183,539
Insurance benefits and losses incurred	39,339	80,537	—	—	119,876
Expenses deferred	(9,910)	(10,233)	—	—	(20,143)
Amortization and depreciation expense	9,772	10,007	594	—	20,373
Other expenses	19,542	34,403	14,526	(8,732)	59,739
Total expenses	58,743	114,714	15,120	(8,732)	179,845
Underwriting income	3,629	6,453	-	-	10,082
Net investment income	3,586	4,971	1,174	(1,987)	7,744
Other income	37	11	6,773	(6,745)	76
Operating income (loss)	7,252	11,435	(7,173)	—	11,514
Net realized gains	3,389	4,031	—	—	7,420
Unrealized losses on equity securities	(205)	(3,036)	(190)	—	(3,431)
Income (loss) before income taxes	$10,436	$12,430	$(7,363)	$—	$15,503
Total revenues	$69,179	$127,144	$7,757	$(8,732)	$195,348
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$158,808	$236,197	$183,178	$(172,996)	$405,187

	For the Year Ended December 31, 2019
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$58,680	$123,245	$—	$—	$181,925
Insurance benefits and losses incurred	39,541	99,684	—	—	139,225
Expenses deferred	(8,761)	(10,294)	—	—	(19,055)
Amortization and depreciation expense	9,024	8,709	551	—	18,284
Other expenses	16,869	37,158	15,939	(9,834)	60,132
Total expenses	56,673	135,257	16,490	(9,834)	198,586
Underwriting income (loss)	2,007	(12,012)	-	-	(10,005)
Net investment income	3,689	5,317	2,597	(2,624)	8,979
Other income	75	18	7,307	(7,210)	190
Operating income (loss)	5,771	(6,677)	(6,586)	—	(7,492)
Net realized gains (losses)	(386)	840	1,120	—	1,574
Unrealized gains on equity securities	344	2,191	2,976	—	5,511
Income (loss) before income taxes	$5,729	$(3,646)	$(2,490)	$—	$(407)
Total revenues	$62,402	$131,611	$14,000	$(9,834)	$198,179
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$141,524	$224,122	$154,687	$(142,707)	$377,626

Note 16.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 17.	Subsequent Events

On March 23, 2021, the Company’s board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record as of the close of business on April 13, 2021.

Since December 31, 2020, the COVID-19 pandemic continues to cause material disruption to financial markets and the economy.  As a result of the pandemic, the Company could experience future losses in its investment portfolio as a result of the weakened and volatile markets.  Additionally, the Company can experience increased risk of loss any time unforeseen infectious diseases impact large portions of a population. Specifically, the Company’s life and health business could experience significant loss due to increased claims volume arising from COVID-19. The duration and impact of the COVID-19 pandemic is unknown at this time and it is not possible to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2020.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

With the exception of certain information relating to the executive officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports” (if applicable), “Executive Compensation,” “Certain Relationships and Related Transactions” and “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on or around May 18, 2021, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2020, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	935,200
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	935,200

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

3.	Exhibits *:

3.1	Restated Articles of Incorporation of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 10-K for the year ended December 31, 2008].
3.2	Restated Bylaws of the registrant, as amended [incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed on March 4, 2016].
4.1
Description of the registrant’s common stock registered pursuant to section 12 of the Securities Exchange Act of 1934 [incorporated by reference to Exhibit 4.1 to the registrant’s Form 10-K filed on March 24, 2020].

10.01
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

10.03**	Atlantic American Corporation 2012 Nonqualified Stock Purchase Plan [incorporated by reference to Exhibit 99.1 to the registrant’s Form S-8 (File No. 333-183207) filed on August 10, 2012].
10.04**	Atlantic American Corporation 2012 Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the quarter ended March 31, 2013].
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

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: March 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 23, 2021
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	March 23, 2021
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 23, 2021
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	March 23, 2021
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 23, 2021
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 23, 2021
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$2,090	$2,068
Investments	2,598	3,267
Investment in subsidiaries	172,996	142,707
Investments in unconsolidated trusts	1,238	1,238
Income taxes receivable from subsidiaries	1,683	2,304
Other assets	4,311	5,126
Total assets	$184,916	$156,710

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$1,765	$346
Other payables	4,353	4,232
Junior subordinated debentures	33,738	33,738
Total liabilities	39,856	38,316

Shareholders’ equity	145,060	118,394
Total liabilities and shareholders’ equity	$184,916	$156,710

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019
	(In thousands)
REVENUE
Fee income from subsidiaries	$6,745	$7,210
Distributed earnings from subsidiaries	3,900	4,800
Unrealized gains (losses) on equity securities, net	(191)	2,976
Other	(784)	1,190
Total revenue	9,670	16,176

GENERAL AND ADMINISTRATIVE EXPENSES	11,521	11,731

INTEREST EXPENSE	1,610	2,130
	(3,461)	2,315
INCOME TAX BENEFIT(1)	(3,623)	(2,035)
	162	4,350
EQUITY IN UNDISTRIBUTED EARNINGS (LOSS) OF SUBSIDIARIES, NET	12,007	(4,736)
NET INCOME (LOSS)	$12,169	$(386)

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$12,169	$(386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Realized investment gains, net	—	(1,120)
Unrealized losses (gains) on equity securities, net	191	(2,976)
Depreciation and amortization	594	552
Compensation expense related to share awards	437	353
Distributions received from equity method investees	—	51
Equity in undistributed (earnings) loss of subsidiaries, net	(12,007)	4,736
Decrease in intercompany taxes	622	551
Deferred income tax benefit	(2,446)	(913)
Increase in accounts payable and accrued expenses	121	2,360
Other, net	917	(2,314)
Net cash provided by operating activities	598	894

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold, called or matured	—	3,574
Investments purchased	—	(1,060)
Capital contribution to subsidiaries	—	(3,500)
Additions to property and equipment	(95)	(44)
Net cash used in investing activities	(95)	(1,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	—	(403)
Proceeds from shares issued under stock plans	9	27
Treasury stock acquired — share repurchase authorization	—	(71)
Treasury stock acquired — net employee share-based compensation	(91)	(92)
Net cash used in financing activities	(481)	(938)

Net increase (decrease) in cash	22	(1,074)
Cash and cash equivalents at beginning of year	2,068	3,142
Cash and cash equivalents at end of year	$2,090	$2,068

Supplemental disclosure:
Cash paid for interest	$1,665	$2,155
Cash paid for income taxes	$3,883	$1,662
Intercompany tax settlement from subsidiaries	$1,798	$3,335

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2020:
Bankers Fidelity	$37,312	$115,136		$4,199	$1,526
American Southern	2,299	54,883		22,932	—
	$39,611	$170,019	(1)	$27,131	$1,526

December 31, 2019:
Bankers Fidelity	$36,882	$121,657		$4,606	$1,933
American Southern	1,979	52,281		21,429	—
	$38,861	$173,938	(2)	$26,035	$1,933

(1)	Includes future policy benefits of $90,872 and losses and claims of $79,147.
(2)	Includes future policy benefits of $92,490 and losses and claims of $81,448.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2020:
Bankers Fidelity	$121,167	$4,971	$80,537	$9,803	$24,374	$—
American Southern	62,372	3,586	39,339	9,590	9,814	64,366
Corporate & other	—	(813)	—	—	6,388	—
	$183,539	$7,744	$119,876	$19,393	$40,576	$64,366

December 31, 2019:
Bankers Fidelity	$123,245	$5,317	$99,684	$8,459	$27,114	$—
American Southern	58,680	3,689	39,541	8,829	8,303	60,328
Corporate & other	—	(27)	—	—	6,656	—
	$181,925	$8,979	$139,225	$17,288	$42,073	$60,328

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year ended December 31, 2020:
Life insurance in force	$294,392	$(11,032)	$—	$283,360

Premiums —
Bankers Fidelity	$193,082	$(71,924)	$9	$121,167	0.0%
American Southern	45,127	(5,890)	23,135	62,372	37.1%
Total premiums	$238,209	$(77,814)	$23,144	$183,539	12.6%

Year ended December 31, 2019:
Life insurance in force	$257,731	$(11,449)	$—	$246,282

Premiums —
Bankers Fidelity	$195,481	$(72,261)	$25	$123,245	0.0%
American Southern	41,880	(5,520)	22,320	58,680	39.6%
Total premiums	$237,361	$(77,781)	$22,345	$181,925	12.8%

See accompanying report of independent registered public accounting firm.

Schedule VI
ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2020	$2,299	$54,883	$22,932	$62,372	$3,586	$39,859	$(520)	$9,590	$37,645	$64,366

December 31, 2019	$1,979	$52,281	$21,429	$58,680	$3,689	$40,361	$(820)	$8,829	$37,905	$60,328

See accompanying report of independent registered public accounting firm.