Form 10-Q
period 2021-03-31
ATLANTIC AMERICAN CORP
filed 2021-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☑  Smaller reporting company  ☑   Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☑

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on April 30, 2021 was 20,415,782.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$20,446	$19,319
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $229,024 and $222,461)	246,801	254,106
Equity securities, at fair value (cost: $4,833 and $6,393)	17,900	18,716
Other invested assets (cost: $3,765 and $3,765)	3,183	3,238
Policy loans	1,963	1,975
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	271,123	279,311
Receivables:
Reinsurance	29,511	29,086
Insurance premiums and other (net of allowance for doubtful accounts: $185 and $198)	9,850	27,512
Deferred income taxes, net	2,103	—
Deferred acquisition costs	38,098	39,611
Other assets	9,452	7,804
Intangibles	2,544	2,544
Total assets	$383,127	$405,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$89,017	$90,872
Unearned premiums	20,505	27,131
Losses and claims	81,285	79,147
Other policy liabilities	1,176	1,526
Total insurance reserves and policyholder funds	191,983	198,676
Accounts payable and accrued expenses	24,171	26,412
Deferred income taxes, net	—	1,301
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	249,892	260,127

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,415,782 and 20,415,243	22,401	22,401
Additional paid-in capital	57,438	57,437
Retained earnings	46,852	47,790
Accumulated other comprehensive income	14,044	25,000
Unearned stock grant compensation	(217)	(284)
Treasury stock, at cost: 1,985,112 and 1,985,651 shares	(7,338)	(7,339)
Total shareholders’ equity	133,235	145,060
Total liabilities and shareholders’ equity	$383,127	$405,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Insurance premiums, net	$46,090	$45,550
Net investment income	2,113	2,039
Realized investment gains, net	121	249
Unrealized gains (losses) on equity securities, net	744	(8,455)
Other income	7	27
Total revenue	49,075	39,410

Benefits and expenses:
Insurance benefits and losses incurred	33,272	33,583
Commissions and underwriting expenses	12,564	12,626
Interest expense	346	476
Other expense	3,440	2,952
Total benefits and expenses	49,622	49,637
Loss before income taxes	(547)	(10,227)
Income tax benefit	(116)	(2,140)
Net loss	(431)	(8,087)
Preferred stock dividends	(99)	(99)
Net loss applicable to common shareholders	$(530)	$(8,186)
Loss per common share (basic and diluted)	$(.03)	$(.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(431)	$(8,087)
Other comprehensive loss:
Available-for-sale fixed maturity securities:
Gross unrealized holding loss arising in the period	(13,747)	(10,880)
Related income tax effect	2,887	2,285
Subtotal	(10,860)	(8,595)
Less: reclassification adjustment for net realized gains included in net loss	(121)	(249)
Related income tax effect	25	52
Subtotal	(96)	(197)
Total other comprehensive loss, net of tax	(10,956)	(8,792)
Total comprehensive loss	$(11,387)	$(16,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended March 31,
	2021	2020
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,437	57,820
Restricted stock grants, net of forfeitures	—	(44)
Issuance of 539 and 1,204 shares, as of 2021 and 2020, respectively, under stock plans	1	1
Balance, end of period	57,438	57,777
Retained earnings:
Balance, beginning of period	47,790	36,020
Net loss	(431)	(8,087)
Dividends on common stock	(408)	—
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	46,852	27,834
Accumulated other comprehensive income (loss):
Balance, beginning of period	25,000	10,459
Other comprehensive loss, net of tax	(10,956)	(8,792)
Balance, end of period	14,044	1,667
Unearned Stock Grant Compensation:
Balance, beginning of period	(284)	(781)
Restricted stock grants, net of forfeitures	—	98
Amortization of unearned compensation	67	99
Balance, end of period	(217)	(584)
Treasury Stock:
Balance, beginning of period	(7,339)	(7,580)
Restricted stock grants, net of forfeitures	—	(54)
Issuance of 539 and 1,204 shares, as of 2021 and 2020, respectively, under stock plans	1	2
Balance, end of period	(7,338)	(7,632)
Total shareholders’ equity	$133,235	$101,518
Dividends declared on common stock per share	$0.02	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431)	$(8,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of acquisition costs, net	1,513	556
Realized investment gains, net	(121)	(249)
Unrealized (gains) losses on equity securities, net	(744)	8,455
Compensation expense related to share awards	67	99
Depreciation and amortization	264	251
Deferred income tax benefit	(492)	(2,269)
Decrease in receivables, net	4,559	3,218
Decrease in insurance reserves and policyholder funds	(6,693)	(9,060)
Decrease in accounts payable and accrued expenses	(2,250)	(3,928)
Other, net	(1,716)	502
Net cash used in operating activities	(6,044)	(10,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	13,266	5,641
Proceeds from investments matured, called or redeemed	4,506	2,555
Investments purchased	(10,564)	(2,204)
Additions to property and equipment	(39)	(38)
Net cash provided by investing activities	7,169	5,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	2	3
Net cash provided by financing activities	2	3

Net increase (decrease) in cash and cash equivalents	1,127	(4,555)
Cash and cash equivalents at beginning of period	19,319	12,893
Cash and cash equivalents at end of period	$20,446	$8,338

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$351	$491

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2021 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2021 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the 2020 Annual Report, except as noted below for the adoption of new accounting standards.

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

On March 11, 2020, the World Health Organization declared the Novel Coronavirus (“COVID-19”) outbreak a global pandemic. The impact of COVID-19 and related actions to attempt to control its spread began to impact the Company’s business operations in March 2020, and we expect that the pandemic, actions that have been or will be taken in response to it and its overall impact on the economy, will continue to have an effect on our business operations and our operating results. The Company’s insurance subsidiaries may experience difficulties collecting premiums from some policyholders, and policyholders with financial difficulties may decide not to renew insurance policies with the Company.  Although the ultimate impact cannot be predicted with certainty at this time, the Company’s insurance subsidiaries do not expect a direct material impact from the outbreak of COVID-19 in terms of increased claims and losses, but that may change as more information becomes available.  In addition, economic uncertainty related to COVID-19 has led to, and may continue to create, increased volatility in the investment markets.  The impact of COVID-19 on the economy and on the Company continues to evolve and its future effects are uncertain. The Company continues to monitor the effects and risks of COVID-19 to assess its impact on the Company’s business, financial condition, results of operations, liquidity and capital position.

Note 2.	Recently Issued Accounting Standards

Adoption of New Accounting Standards

Income Taxes – Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). This updated guidance is intended to simplify the accounting for income taxes by removing several exceptions contained in existing guidance and amending other existing guidance to simplify several other income tax accounting matters. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, although earlier adoption is permitted. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

Future Adoption of New Accounting Standards

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2020 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2021 and December 31, 2020.

Fixed maturities were comprised of the following:

	March 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$34,639	$788	$260	$34,111
Obligations of states and political subdivisions	11,559	658	—	10,901
Corporate securities:
Utilities and telecom	29,295	2,505	137	26,927
Financial services	74,847	6,254	271	68,864
Other business – diversified	38,959	3,277	264	35,946
Other consumer – diversified	57,252	5,348	179	52,083
Total corporate securities	200,353	17,384	851	183,820
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$246,801	$18,888	$1,111	$229,024

	December 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,762	$1,381	$26	$29,407
Obligations of states and political subdivisions	11,802	898	—	10,904
Corporate securities:
Utilities and telecom	30,359	4,423	—	25,936
Financial services	78,258	9,811	6	68,453
Other business – diversified	41,145	5,689	15	35,471
Other consumer – diversified	61,530	9,479	47	52,098
Total corporate securities	211,292	29,402	68	181,958
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$254,106	$31,739	$94	$222,461

Bonds having an amortized cost of $10,444 and $10,670 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2021 and December 31, 2020, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $6,391 and $1,997 and included in the tables above were pledged as collateral to FHLB at March 31, 2021 and December 31, 2020, respectively.

Equity securities were comprised of the following:

	March 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$624	$424	$—	$200
Other business – diversified	17,276	12,643	—	4,633
Total equity securities	$17,900	$13,067	$—	$4,833

	December 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$2,111	351	—	1,760
Other business – diversified	16,605	11,972	—	4,633
Total equity securities	$18,716	$12,323	$—	$6,393

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2021 and December 31, 2020 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021		December 31, 2020
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,031	$3,001	$2,041	$2,015
Due after one year through five years	16,633	15,539	18,373	17,039
Due after five years through ten years	86,651	80,529	89,892	79,993
Due after ten years	116,883	106,365	124,609	104,527
Asset backed securities	23,603	23,590	19,191	18,887
Totals	$246,801	$229,024	$254,106	$222,461

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,883	$260	$—	$—	$12,883	$260
Corporate securities	19,095	851	—	—	19,095	851
Total temporarily impaired securities	$31,978	$1,111	$—	$—	$31,978	$1,111

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$7,045	$26	$—	$—	$7,045	$26
Corporate securities	4,602	68	—	—	4,602	68
Total temporarily impaired securities	$11,647	$94	$—	$—	$11,647	$94

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

There were no OTTI charges recorded during the three month periods ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, there were thirty-seven and twenty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The increase in the number of securities in an unrealized loss position during the three month period ended March 31, 2021, was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2021.

The following table is a summary of realized investment gains for the three month period ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$121	$—	$—	$121
Losses	—	—	—	—
Realized investment gains, net	$121	$—	$—	$121

	Three Months Ended March 31, 2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$249	$—	$—	$249
Losses	—	—	—	—
Realized investment gains, net	$249	$—	$—	$249

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month period ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Net realized and unrealized gains (losses) recognized during the period on equity securities	$744	$(8,455)
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$744	$(8,455)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $3,183 and $3,238 as of March 31, 2021 and December 31, 2020, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2021 and December 31, 2020.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $4,421 and $4,476, as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk).  Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.  The Company’s financial instruments valued using Level 3 criteria consist of two fixed maturity securities and one equity security.  As of March 31, 2021 and December 31, 2020, the value of the fixed maturities valued using Level 3 criteria was $250  and $0, respectively. As of March 31, 2021 and December 31, 2020, the value of the equity security valued using Level 3 criteria was $83 and $143, respectively. The equity security is not traded and valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$246,551	$250	$246,801
Equity securities	17,817	—	83	17,900
Cash equivalents	9,011	—	—	9,011
Total	$26,828	$246,551	$333	$273,712

As of December 31, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$254,106	$—	$254,106
Equity securities	18,573	—	143	18,716
Cash equivalents	12,010	—	—	12,010
Total	$30,583	$254,106	$143	$284,832

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2021 and December 31, 2020.

		March 31, 2021		December 31, 2020
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$20,446	$20,446	$19,319	$19,319
Fixed maturities	(1)	246,801	246,801	254,106	254,106
Equity securities	(1)	17,900	17,900	18,716	18,716
Other invested assets	Level 3	3,183	3,183	3,238	3,238
Policy loans	Level 2	1,963	1,963	1,975	1,975
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	34,021	33,738	32,297

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021		2020
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$79,147		$81,448
Less: Reinsurance recoverable on unpaid losses	(17,600)		(18,339)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	61,547		63,109

Incurred related to:
Current accident year	32,928		35,985

Prior accident year development (1)	475	(2)	(2,583	)(3)
Total incurred	33,403		33,402

Paid related to:
Current accident year	10,917		14,008
Prior accident years	20,984		20,856
Total paid	31,901		34,864
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	63,049		61,647
Plus: Reinsurance recoverable on unpaid losses	18,236		18,548
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$81,285		$80,195

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

(2)
Prior years’ development was primarily the result of unfavorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity.  Partially offsetting the unfavorable development was favorable development in the property and casualty operations.

(3)
Prior years’ development was primarily the result of favorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity.  Rate increases on existing business and the resultant improvement in rate adequacy was more favorable than expected.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2021	2020
Total incurred losses	$33,403	$33,402
Cash surrender value and matured endowments	247	368
Benefit reserve changes	(378)	(187)
Total insurance benefits and losses incurred	$33,272	$33,583

Note 6.	Junior Subordinated Debentures

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2021 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2021	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2021	$18,042	$15,696
Net balance December 31, 2020	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Loss Per Common Share

A reconciliation of the numerator and denominator used in the loss per common share calculations is as follows:

	Three Months Ended March 31, 2021
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(431)	20,415
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(530)	20,415	$(.03)

	Three Months Ended March 31, 2020
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(8,087)	20,470
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(8,186)	20,470	$(.40)

The assumed conversion of the Company’s Series D preferred stock was excluded from the loss per common share calculation for all periods presented since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax benefit is as follows:

	Three Months Ended March 31,
	2021	2020
Federal income tax provision at statutory rate of 21%	$(115)	$(2,148)
Dividends-received deduction	(9)	(3)
Other permanent differences	8	11
Income tax benefit	$(116)	$(2,140)

The components of income tax benefit were:

	Three Months Ended March 31,
	2021	2020
Current – Federal	$376	$129
Deferred – Federal	(492)	(2,269)
Total	$(116)	$(2,140)

In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 9.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2021 and March 31, 2020 was $254.

Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2021	2020
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$251	$978
Right-of-use assets included in other assets on the condensed consolidated balance sheet	4,664	5,319
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	5.6 years	6.6 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2021	$764
2022	1,031
2023	1,048
2024	1,065
2025	1,083
Thereafter	942
Total undiscounted lease payments	5,933
Less: present value adjustment	1,031
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,902

As of March 31, 2021, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its businesses. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Note 11.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the assets, revenue and loss before income taxes for each business unit as of and for the periods ended 2021 and 2020.

Assets	March 31, 2021	December 31, 2020
American Southern	$145,081	$158,808
Bankers Fidelity	224,844	236,197
Corporate and Other	13,202	10,182
Total assets	$383,127	$405,187

	Three Months Ended March 31,
Revenues	2021	2020
American Southern	$17,526	$15,227
Bankers Fidelity	31,540	24,873
Corporate and Other	9	(690)
Total revenue	$49,075	$39,410

	Three Months Ended March 31,
Loss Before Income Taxes	2021	2020
American Southern	$1,490	$878
Bankers Fidelity	134	(8,781)
Corporate and Other	(2,171)	(2,324)
Loss before income taxes	$(547)	$(10,227)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for three month period ended March 31, 2021. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2020 Annual Report. Except as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2020 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net loss for the three month period ended March 31, 2021 and the comparable period in 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Insurance premiums, net	$46,090	$45,550
Net investment income	2,113	2,039
Realized investment gains, net	121	249
Unrealized gains (losses) on equity securities, net	744	(8,455)
Other income	7	27
Total revenue	49,075	39,410
Insurance benefits and losses incurred	33,272	33,583
Commissions and underwriting expenses	12,564	12,626
Interest expense	346	476
Other expense	3,440	2,952
Total benefits and expenses	49,622	49,637
Loss before income taxes	$(547)	$(10,227)
Net Loss	$(431)	$(8,087)

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

A reconciliation of net loss to operating loss for the three month period ended March 31, 2021 and the comparable period in 2020 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2021	2020
	(In thousands)
Net loss	$(431)	$(8,087)
Income tax benefit	(116)	(2,140)
Realized investment gains, net	(121)	(249)
Unrealized (gains) losses on equity securities, net	(744)	8,455
Non-GAAP operating loss	$(1,412)	$(2,021)

On a consolidated basis, the Company had net loss of $0.4 million, or $0.03 per diluted share, for the three month period ended March 31, 2021, compared to net loss of $8.1 million, or $0.40 per diluted share, for the three month period ended March 31, 2020.  Premium revenue for the three month period ended March 31, 2021 increased $0.5 million, or 1.2%, to $46.1 million from $45.6 million in the three month period ended March 31, 2020.   The increase in premium revenue was primarily attributable to an increase in the automobile physical damage and automobile liability lines of business in the property and casualty operations. Partially offsetting this increase in premium revenue was a decrease in the Medicare supplement premiums in the life and health operations.

Operating loss decreased $0.6 million in the three month period ended March 31, 2021 from the three month period ended March 31, 2020.  The decrease in operating loss was primarily due to favorable loss experience in the life and health operations, resulting from improved rate adequacy coupled with a decrease in the number of incurred claims within the Medicare supplement line of business.  This decrease in the number of incurred claims was primarily attributable to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States as a result of the COVID-19 pandemic.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2021 and the comparable period in 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Gross written premiums	$11,462	$9,618
Ceded premiums	(1,684)	(1,394)
Net written premiums	$9,778	$8,224
Net earned premiums	$16,615	$14,922
Insurance benefits and losses incurred	11,749	9,534
Commissions and underwriting expenses	4,286	4,814
Underwriting income	$580	$574
Loss ratio	70.7%	63.9%
Expense ratio	25.8	32.3
Combined ratio	96.5%	96.2%

Gross written premiums at American Southern increased $1.8 million, or 19.2%, during the three month period ended March 31, 2021 from the comparable period in 2020. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business from existing agencies, as well as increases in the automobile liability line of business due to retro premium adjustments.  Also contributing to the increase in gross written premiums was an increase in premiums written in the general liability line of business as a result of a new program that started in the second half of 2020.

Ceded premiums increased $0.3 million, or 20.8%, during the three month period ended March 31, 2021 from the comparable period in 2020. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Also contributing to the increase in ceded premiums in 2021 was an increase in earned premiums and reinsurance rates in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2021 and the comparable periods in 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Automobile liability	$7,737	$7,140
Automobile physical damage	5,534	4,548
General liability	1,253	851
Surety	1,317	1,605
Other lines	774	778
Total	$16,615	$14,922

Net earned premiums increased $1.7 million, or 11.3%, during the three month period ended March 31, 2021 over the comparable period in 2020. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from existing agencies as previously mentioned, as well as premium adjustments on a large automobile liability account. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $2.2 million, or 23.2%, during the three month period ended March 31, 2021 over the comparable period in 2020. As a percentage of earned premiums, insurance benefits and losses incurred were 70.7% in the three month period ended March 31, 2021, compared to 63.9% in the three month period ended March 31, 2020. The increase in the loss ratio during the three month period ended March 31, 2021 was primarily due to an increase in the frequency of claims in the automobile physical damage line of business, as well as in the inland marine segment of the other line of business.

Commissions and underwriting expenses decreased $0.5 million, or 11.0%, during the three month period ended March 31, 2021, over the comparable period in 2020. As a percentage of earned premiums, underwriting expenses were 25.8% in the three month period ended March 31, 2021, compared to 32.3% in the three month period ended March 31, 2020. The decrease in the expense ratio during the three month period ended March 31, 2021 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2021, variable commissions at American Southern decreased by $0.4 million, respectively, from the comparable periods in 2020 due to less favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2021 and the comparable period in 2020:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Medicare supplement	$40,992	$44,315
Other health products	2,387	2,184
Life insurance	2,887	2,257
Gross earned premiums	46,266	48,756
Ceded premiums	(16,791)	(18,128)
Net earned premiums	29,475	30,628
Insurance benefits and losses incurred	21,523	24,049
Commissions and underwriting expenses	9,885	9,604
Total expenses	31,408	33,653
Underwriting loss	$(1,933)	$(3,025)
Loss ratio	73.0%	78.5%
Expense ratio	33.5	31.4
Combined ratio	106.5%	109.9%

Net earned premium revenue at Bankers Fidelity decreased $1.2 million, or 3.8%, during the three month period ended March 31, 2021, from the comparable period in 2020. Gross earned premiums from the Medicare supplement line of business decreased $3.3 million, or 7.5%, during the three month period ended March 31, 2021, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.2 million, or 9.3%, during the three month period ended March 31, 2021, over the comparable period in 2020, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business increased $0.6 million, or 27.9%, during the three month period ended March 31, 2021 over the comparable period in 2020 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.3 million, or 7.4%, during the three month period ended March 31, 2021, from the comparable period in 2020.  The decrease in ceded premiums for the three month period ended March 31, 2021 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $2.5 million, or 10.5%, during the three month period ended March 31, 2021, from the comparable period in 2020.  As a percentage of earned premiums, insurance benefits and losses incurred were 73.0% in the three month period ended March 31, 2021, compared to 78.5% in the three month period ended March 31, 2020.  The decrease in the loss ratio for the three month period ended March 31, 2021 was primarily due to improved rate adequacy coupled with a decrease in the number of incurred claims within the Medicare supplement line of business. This decrease in the number of incurred claims was primarily attributable to the Company’s individual policy holders being subject to varying degrees of shelter in place orders instituted throughout the United States as a result of the COVID-19 pandemic.

Commissions and underwriting expenses increased $0.3 million, or 2.9%, during the three month period ended March 31, 2021, over the comparable period in 2020.  As a percentage of earned premiums, underwriting expenses were 33.5% in the three month period ended March 31, 2021, compared to 31.4% in the three month period ended March 31, 2020.  The increase in the expense ratio for the three month period ended March 31, 2021 was primarily due to the amortization of deferred acquisition costs (“DAC”) exceeding the level of additions to DAC. The increase in the net amortization of DAC during 2021 is primarily due to non-renewals exceeding the level of new business writings in the Medicare supplement line of business, as previously mentioned.  Partially offsetting the increase in the expense ratio was a decrease in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains

Investment income increased $0.1 million, or 3.6%, during the three month period ended March 31, 2021, from the comparable period in 2020. The increase in investment income was attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.1 million.

The Company had net realized investment gains of $0.1 million during the three month period ended March 31, 2021, compared to net realized investment gains of $0.2 million during the three month period ended March 31, 2020.  The net realized investment gains during the three month periods ended March 31, 2021 and March 31, 2020 resulted primarily from the disposition of several of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $0.7 million during the three month period ended March 31, 2021 and unrealized losses on equity securities of $8.5 million during the three month period ended March 31, 2020.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.1 million, or 27.3%, during the three month period ended March 31, 2021, from the comparable period in 2020. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2021, the Parent had approximately $3.8 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.1 million for the three month period ended March 31, 2021, compared to statutory net income of $0.2 million for the three month period ended March 31, 2020. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2021, American Southern had $49.3 million of statutory capital and surplus and Bankers Fidelity had $42.1 million of statutory capital and surplus. In 2021, dividend payments by the Parent’s insurance subsidiaries in excess of $9.6 million would require prior approval. Through March 31, 2021, the Parent received dividends of $3.9 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2021, the effective interest rate was 4.25%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2021, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from potential future financing arrangements.

At March 31, 2021, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2021, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC’) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement established initial credit availability of five percent of statutory admitted assets, or approximately $8 million. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  BFLIC would be required to post acceptable forms of collateral for any borrowings it makes from the FHLB.  To date, BFLIC has not made any borrowings from the FHLB.

Cash and cash equivalents increased from $19.3 million at December 31, 2020 to $20.4 million at March 31, 2021. The increase in cash and cash equivalents during the three month period ended March 31, 2021 was primarily attributable to net cash provided by investing activities of $7.2 million as a result of investment sales and maturity of securities exceeding investment purchases. Largely offsetting the net cash provided by investing activities was $6.0 million in net cash used in operating activities.

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

Expected Impact of COVID-19 on the Company’s Financial Condition and Results of Operations

The duration and ultimate impact of the COVID-19 pandemic remains unknown at this time and it is not possible for us to reliably estimate the impact on the financial condition, operating results or liquidity of the Company and its operating subsidiaries in future periods.  However, we do not currently expect a significant decline in liquidity or operating results as a result of the disruption caused by the ongoing COVID-19 pandemic.  To date, the most significant impact of COVID-19 on the Company’s financial position has been volatility in the fair value of the Company’s fixed maturity and equity investments due to disruption in the financial markets.

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

The majority of premium revenue in our life and health operations are derived from the senior market segment of the population, or those individuals age sixty-five and up, who maintain Medicare supplement and to a lesser extent, whole life insurance policies with the Company.  We expect that earned premiums could be adversely impacted by an economic slowdown  related to the COVID-19 pandemic and individual, business and government responses thereto, which could lead to a decline in new sales and reduced retention of insureds.  As a result, we currently anticipate that the life and health operations may experience a marginal decline in earned premiums although the actual impact cannot be predicted with certainty at this time.

Unforeseen infectious diseases that impact large portions of a population can have an adverse impact on mortality and morbidity, and resultant benefits and losses incurred by the Company’s life and health operations.  Accordingly, the Company does anticipate incurring higher costs, potentially similar to prior influenza seasons, as it relates to life insurance claims.  However, due to the Company’s individual policyholders being subject to various degrees of shelter in place orders, the Company has experienced lower utilization of certain accident and health benefits, particularly in the Medicare supplement line of business.  As a result, and although the ultimate impact cannot be predicted with certainty at this time, the Company does not expect significant adverse development in total benefits and losses incurred in its life and health operations.

In addition to the information set forth in this report, you should carefully consider the discussions of the COVID-19 pandemic and related economic developments presented in our Annual Report on Form 10-K for the year ended December 31, 2020, and in other reports we file with the SEC from time to time, all of which could materially affect our business, financial condition or future results.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Statements, to the extent they are not statements of historical facts, are considered forward-looking statements, and are subject to various risks and uncertainties. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. The Company’s actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of such risks and uncertainties, including those identified in filings made by the Company from time to time with the Securities and Exchange Commission. In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise, except as may be required by law.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2021	—	$—	—	325,129
February 1 – February 28, 2021	—	—	—	325,129
March 1 –March 31, 2021	—	—	—	325,129
Total	—	$—	—

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 11, 2021	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)