Form 10-Q
period 2021-06-30
ATLANTIC AMERICAN CORP
filed 2021-08-10
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on July 31, 2021 was 20,410,763.

ATLANTIC AMERICAN CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	Unaudited June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$9,532	$19,319
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $232,141 and $222,461)	257,808	254,106
Equity securities, at fair value (cost: $4,833 and $6,393)	21,903	18,716
Other invested assets (cost: $3,765 and $3,765)	3,117	3,238
Policy loans	1,920	1,975
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	286,024	279,311
Receivables:
Reinsurance	29,149	29,086
Insurance premiums and other (net of allowance for doubtful accounts: $199 and $198)	29,505	27,512
Deferred income taxes, net	347	—
Deferred acquisition costs	38,462	39,611
Other assets	8,923	7,804
Intangibles	2,544	2,544
Total assets	$404,486	$405,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$88,351	$90,872
Unearned premiums	35,022	27,131
Losses and claims	81,473	79,147
Other policy liabilities	1,027	1,526
Total insurance reserves and policyholder funds	205,873	198,676
Accounts payable and accrued expenses	22,500	26,412
Deferred income taxes, net	—	1,301
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	262,111	260,127

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,410,763 and 20,415,243	22,401	22,401
Additional paid-in capital	57,439	57,437
Retained earnings	49,714	47,790
Accumulated other comprehensive income	20,277	25,000
Unearned stock grant compensation	(150)	(284)
Treasury stock, at cost: 1,990,131 and 1,985,651 shares	(7,361)	(7,339)
Total shareholders’ equity	142,375	145,060
Total liabilities and shareholders’ equity	$404,486	$405,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Insurance premiums, net	$45,133	$46,499	$91,223	$92,049
Net investment income	2,266	1,850	4,379	3,889
Realized investment gains, net	50	—	171	249
Unrealized gains (losses) on equity securities, net	4,003	1,355	4,747	(7,100)
Other income	5	33	12	60
Total revenue	51,457	49,737	100,532	89,147

Benefits and expenses:
Insurance benefits and losses incurred	31,703	27,076	64,975	60,659
Commissions and underwriting expenses	12,179	10,854	24,743	23,480
Interest expense	347	414	693	890
Other expense	3,474	3,112	6,914	6,064
Total benefits and expenses	47,703	41,456	97,325	91,093
Income (loss) before income taxes	3,754	8,281	3,207	(1,946)
Income tax expense (benefit)	792	1,749	676	(391)
Net income (loss)	2,962	6,532	2,531	(1,555)
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$2,862	$6,432	$2,332	$(1,754)
Earnings (loss) per common share (basic)	$0.14	$0.31	$0.11	$(0.09)
Earnings (loss) per common share (diluted)	$0.14	$0.30	$0.11	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$2,962	$6,532	$2,531	$(1,555)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	7,940	19,997	(5,807)	9,117
Related income tax effect	(1,668)	(4,200)	1,219	(1,915)
Subtotal	6,272	15,797	(4,588)	7,202
Less: reclassification adjustment for net realized gains included in net income (loss)	(50)	—	(171)	(249)
Related income tax effect	11	—	36	52
Subtotal	(39)	—	(135)	(197)
Total other comprehensive income (loss), net of tax	6,233	15,797	(4,723)	7,005
Total comprehensive income (loss)	$9,195	$22,329	$(2,192)	$5,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,438	57,777	57,437	57,820
Restricted stock grants, net of forfeitures	—	(333)	—	(377)
Issuance of 999 and 2,741 shares, as of 2021 and 2020, respectively, under stock plans	1	(9)	2	(8)
Balance, end of period	57,439	57,435	57,439	57,435
Retained earnings:
Balance, beginning of period	46,852	27,834	47,790	36,020
Net income (loss)	2,962	6,532	2,531	(1,555)
Dividends on common stock	—	—	(408)	—
Dividends accrued on preferred stock	(100)	(100)	(199)	(199)
Balance, end of period	49,714	34,266	49,714	34,266
Accumulated other comprehensive income:
Balance, beginning of period	14,044	1,667	25,000	10,459
Other comprehensive income (loss), net of tax	6,233	15,797	(4,723)	7,005
Balance, end of period	20,277	17,464	20,277	17,464
Unearned Stock Grant Compensation:
Balance, beginning of period	(217)	(584)	(284)	(781)
Restricted stock grants, net of forfeitures	—	(37)	—	61
Amortization of unearned compensation	67	155	134	254
Balance, end of period	(150)	(466)	(150)	(466)
Treasury Stock:
Balance, beginning of period	(7,338)	(7,632)	(7,339)	(7,580)
Restricted stock grants, net of forfeitures	—	370	—	316
Net shares acquired of 5,479 and 5,902 in 2021 and 2020, respectively related to employee share-based compensation plans	(24)	(10)	(24)	(10)
Issuance of 999 and 2,741 shares, as of 2021 and 2020, respectively, under stock plans	1	11	2	13
Balance, end of period	(7,361)	(7,261)	(7,361)	(7,261)

Total shareholders’ equity	$142,375	$123,894	$142,375	$123,894
Dividends declared on common stock per share	$—	$—	$0.02	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,531	$(1,555)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of (additions to) acquisition costs, net	1,149	(287)
Realized investment gains, net	(171)	(249)
Unrealized (gains) losses on equity securities, net	(4,747)	7,100
Compensation expense related to share awards	134	254
Depreciation and amortization	510	503
Deferred income tax benefit	(393)	(2,693)
Increase in receivables, net	(14,734)	(6,078)
Increase in insurance reserves and policyholder funds	7,197	2,805
Decrease in accounts payable and accrued expenses	(4,112)	(393)
Other, net	(1,250)	1,151
Net cash (used in) provided by operating activities	(13,886)	558

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	14,546	7,448
Proceeds from investments matured, called or redeemed	7,064	3,031
Investments purchased	(17,018)	(7,411)
Additions to property and equipment	(65)	(160)
Net cash provided by investing activities	4,527	2,908

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	—
Proceeds from shares issued under stock plans	4	5
Treasury stock acquired — net employee share-based compensation	(24)	(10)
Net cash used in financing activities	(428)	(5)

Net (decrease) increase in cash and cash equivalents	(9,787)	3,461
Cash and cash equivalents at beginning of period	19,319	12,893
Cash and cash equivalents at end of period	$9,532	$16,354

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$697	$944
Cash paid for income taxes	$2,602	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three and six month periods ended June 30, 2021 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2021 or for any other future period.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2021 and December 31, 2020.

Fixed maturities were comprised of the following:

	June 30, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$37,393	$887	$156	$36,662
Obligations of states and political subdivisions	11,843	943	—	10,900
Corporate securities:
Utilities and telecom	30,813	3,363	29	27,479
Financial services	77,409	8,032	63	69,440
Other business – diversified	40,936	5,094	89	35,931
Other consumer – diversified	59,164	7,723	96	51,537
Total corporate securities	208,322	24,212	277	184,387
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$257,808	$26,100	$433	$232,141

	December 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,762	$1,381	$26	$29,407
Obligations of states and political subdivisions	11,802	898	—	10,904
Corporate securities:
Utilities and telecom	30,359	4,423	—	25,936
Financial services	78,258	9,811	6	68,453
Other business – diversified	41,145	5,689	15	35,471
Other consumer – diversified	61,530	9,479	47	52,098
Total corporate securities	211,292	29,402	68	181,958
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$254,106	$31,739	$94	$222,461

Bonds having an amortized cost of $10,923 and $10,670 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2021 and December 31, 2020, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $6,394 and $1,997 and included in the tables above were pledged as collateral to FHLB at June 30, 2021 and December 31, 2020, respectively.

Equity securities were comprised of the following:

	June 30, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$681	$481	$—	$200
Other business – diversified	21,222	16,589	—	4,633
Total equity securities	$21,903	$17,070	$—	$4,833

	December 31, 2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$2,111	$351	$—	$1,760
Other business – diversified	16,605	11,972	—	4,633
Total equity securities	$18,716	$12,323	$—	$6,393

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2021 and December 31, 2020 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021		December 31, 2020
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,520	$2,501	$2,041	$2,015
Due after one year through five years	22,991	21,415	18,373	17,039
Due after five years through ten years	83,491	76,075	89,892	79,993
Due after ten years	123,313	106,754	124,609	104,527
Asset backed securities	25,493	25,396	19,191	18,887
Totals	$257,808	$232,141	$254,106	$222,461

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$12,341	$156	$—	$—	$12,341	$156
Corporate securities	7,944	277	—	—	7,944	277
Total temporarily impaired securities	$20,285	$433	$—	$—	$20,285	$433

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$7,045	$26	$—	$—	$7,045	$26
Corporate securities	4,602	68	—	—	4,602	68
Total temporarily impaired securities	$11,647	$94	$—	$—	$11,647	$94

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

There were no OTTI charges recorded during the three month and six month periods ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, there were twenty-six and twenty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number of securities in an unrealized loss position during the six month period ended June 30, 2021, was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2021.

The following tables summarize realized investment gains for the three month period ended June 30, 2021 and the six month periods ended June 30, 2021 and 2020. There were no realized investment gains (losses) in the three month period ended June 30, 2020.

	Three Months Ended June 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$50	$—	$—	$50
Losses	—	—	—	—
Realized investment gains, net	$50	$—	$—	$50

	Six Months Ended June 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$171	$—	$—	$171
Losses	—	—	—	—
Realized investment gains, net	$171	$—	$—	$171

	Six Months Ended June 30, 2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$249	$—	$—	$249
Losses	—	—	—	—
Realized investment gains, net	$249	$—	$—	$249

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and six month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized and unrealized gains (losses) recognized during the period on equity securities	$4,003	$1,355	$4,747	$(7,100)
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$4,003	$1,355	$4,747	$(7,100)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $3,117 and $3,238 as of June 30, 2021 and December 31, 2020, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of June 30, 2021 and December 31, 2020.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $4,355 and $4,476, as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of two fixed maturity securities and one equity security.  As of June 30, 2021 and December 31, 2020, the value of the fixed maturities valued using Level 3 criteria was $124 and $0, respectively. As of June 30, 2021 and December 31, 2020, the value of the equity security valued using Level 3 criteria was $83 and $143, respectively. The equity security is not traded and valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$257,684	$124	$257,808
Equity securities	21,820	—	83	21,903
Cash equivalents	7,121	—	—	7,121
Total	$28,941	$257,684	$207	$286,832

As of December 31, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$254,106	$—	$254,106
Equity securities	18,573	—	143	18,716
Cash equivalents	12,010	—	—	12,010
Total	$30,583	$254,106	$143	$284,832

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2021 and December 31, 2020.

		June 30, 2021		December 31, 2020
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$9,532	$9,532	$19,319	$19,319
Fixed maturities	(1)	257,808	257,808	254,106	254,106
Equity securities	(1)	21,903	21,903	18,716	18,716
Other invested assets	Level 3	3,117	3,117	3,238	3,238
Policy loans	Level 2	1,920	1,920	1,975	1,975
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	34,259	33,738	32,297

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 5.	Liabilities for Unpaid Losses, Claims and Loss Adjustment Expenses

The roll-forward of liabilities for unpaid losses, claims and loss adjustment expenses for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021		2020
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, gross	$79,147		$81,448
Less: Reinsurance recoverable on unpaid losses	(17,600)		(18,339)
Beginning liabilities for unpaid losses, claims and loss adjustment expenses, net	61,547		63,109

Incurred related to:
Current accident year	63,836		62,262

Prior accident year development (1)	589	(2)	(2,302	)(3)
Total incurred	64,425		59,960

Paid related to:
Current accident year	33,295		33,911
Prior accident years	28,429		29,587
Total paid	61,724		63,498
Ending liabilities for unpaid losses, claims and loss adjustment expenses, net	64,248		59,571
Plus: Reinsurance recoverable on unpaid losses	17,225		16,927
Ending liabilities for unpaid losses, claims and loss adjustment expenses, gross	$81,473		$76,498

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

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2021	2020
Total incurred losses	$64,425	$59,960
Cash surrender value and matured endowments	1,692	697
Benefit reserve changes	(1,142)	2
Total insurance benefits and losses incurred	$64,975	$60,659

Note 6.	Credit Arrangements

Bank Debt

On May 12, 2021, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Credit Agreement provides for an unsecured $10 million revolving credit facility that matures on April 12, 2024. Under the Credit Agreement, the Company will pay interest on the unpaid principal balance of outstanding revolving loans at the LIBOR Rate (as defined in the Credit Agreement) plus 2.00%, subject to a LIBOR floor rate of 1.00%.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of June 30, 2021, the Company does not have any outstanding borrowings under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2021 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed June 30, 2021	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance June 30, 2021	$18,042	$15,696
Net balance December 31, 2020	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2021
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,962	20,414
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	2,862	20,414	$0.14
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$2,962	21,792	$0.14

	Three Months Ended June 30, 2020
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$6,532	20,440
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	6,432	20,440	$0.31
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$6,532	21,818	$0.30

	Six Months Ended June 30, 2021
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$2,531	20,415
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$2,332	20,415	$0.11

	Six Months Ended June 30, 2020
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,555)	20,455
Less preferred stock dividends	(199)	—
Net loss applicable to common shareholders	$(1,754)	20,455	$(0.09)

The assumed conversion of the Company’s Series D preferred stock was included in the earnings (loss) per common share calculation for the three month periods ended June 30, 2021 and 2020.  The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for the six month periods ended June 30, 2021 and 2020 since its impact would have been antidilutive.

Note 8.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Federal income tax provision at statutory rate of 21%	$788	$1,739	$673	$(409)
Dividends-received deduction	(5)	(3)	(14)	(6)
Meals & entertainment	10	6	14	13
Vested stock & club dues	(5)	3	(5)	3
Parking disallowance	4	4	8	8
Income tax expense (benefit)	$792	$1,749	$676	$(391)

The components of income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Current – Federal	$693	$2,173	$1,069	$2,302
Deferred – Federal	99	(424)	(393)	(2,693)
Total	$792	$1,749	$676	$(391)

In addition, the Company determined there were no significant tax implications as a result of the CARES Act.

Note 9.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the six months ended June 30, 2021 and June 30, 2020 was $507.

Additional information regarding the Company’s real estate operating leases is as follows:

	Six Months Ended June 30,
Other information on operating leases:	2021	2020
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$504	$475
Right-of-use assets included in other assets on the condensed consolidated balance sheet	4,493	5,159
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	5.4 years	6.4 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2021	$511
2022	1,031
2023	1,048
2024	1,065
2025	1,083
Thereafter	942
Total undiscounted lease payments	5,680
Less: present value adjustment	948
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,732

As of June 30, 2021, the Company has no operating leases that have not yet commenced.

Note 10.	Commitments and Contingencies

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

Assets	June 30, 2021	December 31, 2020
American Southern	$162,761	$158,808
Bankers Fidelity	230,595	236,197
Corporate and Other	11,130	10,182
Total assets	$404,486	$405,187

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
American Southern	$17,522	$16,896	$35,048	$32,123
Bankers Fidelity	33,680	32,871	65,220	57,744
Corporate and Other	255	(30)	264	(720)
Total revenue	$51,457	$49,737	$100,532	$89,147

Income (Loss) Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
American Southern	$2,073	$2,087	$3,563	$2,965
Bankers Fidelity	3,377	8,039	3,511	(742)
Corporate and Other	(1,696)	(1,845)	(3,867)	(4,169)
Income (loss) before income taxes	$3,754	$8,281	$3,207	$(1,946)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2021. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2021 and the comparable periods in 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Insurance premiums, net	$45,133	$46,499	$91,223	$92,049
Net investment income	2,266	1,850	4,379	3,889
Realized investment gains, net	50	—	171	249
Unrealized gains (losses) on equity securities, net	4,003	1,355	4,747	(7,100)
Other income	5	33	12	60
Total revenue	51,457	49,737	100,532	89,147
Insurance benefits and losses incurred	31,703	27,076	64,975	60,659
Commissions and underwriting expenses	12,179	10,854	24,743	23,480
Interest expense	347	414	693	890
Other expense	3,474	3,112	6,914	6,064
Total benefits and expenses	47,703	41,456	97,325	91,093
Income (loss) before income taxes	$3,754	$8,281	$3,207	$(1,946)
Net income (loss)	$2,962	$6,532	$2,531	$(1,555)

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

A reconciliation of net income (loss) to operating income (loss) for the three month and six month periods ended June 30, 2021 and the comparable periods in 2020 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2021	2020	2021	2020
	(In thousands)
Net income (loss)	$2,962	$6,532	$2,531	$(1,555)
Income tax expense (benefit)	792	1,749	676	(391)
Realized investment gains, net	(50)	—	(171)	(249)
Unrealized (gains) losses on equity securities, net	(4,003)	(1,355)	(4,747)	7,100
Non-GAAP operating income (loss)	$(299)	$6,926	$(1,711)	$4,905

On a consolidated basis, the Company had net income of $3.0 million, or $0.14 per diluted share, for the three month period ended June 30, 2021, compared to net income of $6.5 million, or $0.30 per diluted share, for the three month period ended June 30, 2020.  The Company had net income of $2.5 million, or $0.11 per diluted share, for the six month period ended June 30, 2021, compared to net loss of $1.6 million, or $0.09 per diluted share, for the six month period ended June 30, 2020.  For the three month period ended June 30, 2021, premium revenue decreased $1.4 million, or 2.9%, to $45.1 million from $46.5 million in the comparable period in 2020. For the six month period ended June 30, 2021, premium revenue decreased $0.8 million, or 0.9%, to $91.2 million from $92.0 million in the comparable period in 2020. The decrease in premium revenue was primarily attributable to a decrease in the Medicare supplement line of business in the life and health operations.

Operating income decreased $7.2 million in the three month period ended June 30, 2021 from the three month period ended June 30, 2020.  For the six month period ended June 30, 2021, operating income decreased $6.6 million from the comparable period in 2020.  The decrease in operating income was primarily due to less favorable loss experience in the life and health operations, resulting from a significant increase in the number of incurred claims within the Medicare supplement line of business.  During 2021, utilization of Medicare supplement insurance benefits has increased, returning to historical averages relative to the exceptionally low utilization experienced after the onset of the COVID-19 pandemic when many policyholders were sheltered in place.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2021 and the comparable periods in 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Gross written premiums	$33,053	$33,320	$44,515	$42,938
Ceded premiums	(1,565)	(1,451)	(3,249)	(2,845)
Net written premiums	$31,488	$31,869	$41,266	$40,093
Net earned premiums	$16,362	$15,824	$32,977	$30,746
Insurance benefits and losses incurred	10,157	10,021	21,906	19,555
Commissions and underwriting expenses	5,293	4,788	9,579	9,602
Underwriting income	$912	$1,015	$1,492	$1,589
Loss ratio	62.1%	63.3%	66.4%	63.6%
Expense ratio	32.3	30.3	29.0	31.2
Combined ratio	94.4%	93.6%	95.4%	94.8%

Gross written premiums at American Southern decreased $0.3 million, or 0.8%, during the three month period ended June 30, 2021 and increased $1.6 million, or 3.7%, during the six month period ended June 30, 2021, from the comparable periods in 2020. The decrease in gross written premiums during the three month period ended June 30, 2021 was primarily due to decreases in the automobile liability line of business resulting from a decline in gross premiums written within a certain agency, as well as retro premium adjustments.  The increase in gross written premiums during the six month period ended June 30, 2021 was primarily attributable to an increase in premiums written in the automobile physical damage line of business from existing agencies, as well as an increase in gross written premiums in the general liability line of business as a result of a new program that started in the second half of 2020. Partially offsetting the increase was a decline in premiums written in the automobile liability line of business as previously discussed.

Ceded premiums increased $0.1 million, or 7.9%, during the three month period ended June 30, 2021 and $0.4 million, or 14.2%, during the six month period ended June 30, 2021, from the comparable periods in 2020. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Also contributing to the increase in ceded premiums in 2021 was an increase in earned premiums and reinsurance rates in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2021 and the comparable periods in 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Automobile liability	$7,276	$8,223	$15,013	$15,363
Automobile physical damage	5,483	4,472	11,017	9,020
General liability	1,424	888	2,677	1,739
Surety	1,327	1,441	2,644	3,046
Other lines	852	800	1,626	1,578
Total	$16,362	$15,824	$32,977	$30,746

Net earned premiums increased $0.5 million, or 3.4%, during the three month period ended June 30, 2021, and $2.2 million, or 7.3%, during the six month period ended June 30, 2021, over the comparable periods in 2020. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from existing agencies and an increase in general liability as a result of a new program as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $0.1 million, or 1.4%, during the three month period ended June 30, 2021, and increased $2.4 million, or 12.0%, during the six month period ended June 30, 2021, over the comparable periods in 2020. As a percentage of earned premiums, insurance benefits and losses incurred were 62.1% in the three month period ended June 30, 2021, compared to 63.3% in the three month period ended June 30, 2020.  For the six month period ended June 30, 2021, this ratio increased to 66.4% from 63.6% in the comparable period in 2020.  The decrease in the loss ratio during the three month period ended June 30, 2021 was primarily attributable to an increase in earned premiums in the general liability line of business.  The increase in the loss ratio during the six month period ended June 30, 2021 was mainly due to an increase in the frequency of claims in the automobile physical damage line of business, as well as in the inland marine segment of the other line of business.

Commissions and underwriting expenses increased $0.5 million, or 10.5%, during the three month period ended June 30, 2021, and remained consistent during the six month period ended June 30, 2021, over the comparable periods in 2020. As a percentage of earned premiums, underwriting expenses were 32.3% in the three month period ended June 30, 2021, compared to 30.3% in the three month period ended June 30, 2020. For the six month period ended June 30, 2021, this ratio decreased to 29.0% from 31.2% in the comparable period in 2020.  The increase in the expense ratio during the three month period ended June 30, 2021 and the decrease in the expense ratio during the six month period ended June 30, 2021 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2021 and the comparable periods in 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Medicare supplement	$40,866	$43,787	$81,858	$88,102
Other health products	2,368	2,311	4,755	4,495
Life insurance	2,450	2,557	5,337	4,814
Gross earned premiums	45,684	48,655	91,950	97,411
Ceded premiums	(16,913)	(17,980)	(33,704)	(36,108)
Net earned premiums	28,771	30,675	58,246	61,303
Insurance benefits and losses incurred	21,546	17,055	43,069	41,104
Commissions and underwriting expenses	8,756	7,778	18,640	17,382
Total expenses	30,302	24,833	61,709	58,486
Underwriting income (loss)	$(1,531)	$5,842	$(3,463)	$2,817
Loss ratio	74.9%	55.6%	73.9%	67.1%
Expense ratio	30.4	25.4	32.0	28.4
Combined ratio	105.3%	81.0%	105.9%	95.5%

Net earned premium revenue at Bankers Fidelity decreased $1.9 million, or 6.2%, during the three month period ended June 30, 2021, and $3.1 million, or 5.0%, during the six month period ended June 30, 2021, from the comparable periods in 2020. Gross earned premiums from the Medicare supplement line of business decreased $2.9 million, or 6.7%, during the three month period ended June 30, 2021, and $6.2 million, or 7.1%, during the six month period ended June 30, 2021, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.1 million, or 2.5%, during the three month period ended June 30, 2021, and $0.3 million, or 5.8%, during the six month period ended June 30, 2021, over the comparable periods in 2020, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business decreased $0.1 million, or 4.2%, during the three month period ended June 30, 2021, due to a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Gross earned premiums from the life insurance line of business increased $0.5 million, or 10.9%, during the six month period ended June 30, 2021 over the comparable periods in 2020 due to an increase in the group life products premium, partially offset by a decrease in individual life products premium as previously mentioned.  Premiums ceded decreased $1.1 million, or 5.9%, during the three month period ended June 30, 2021 and $2.4 million, or 6.7%, during the six month period ended June 30, 2021, over the comparable periods in 2020.  The decrease in ceded premiums for the three month and six month periods ended June 30, 2021 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred increased $4.5 million, or 26.3%, during the three month period ended June 30, 2021, and $2.0 million, or 4.8%, during the six month period ended June 30, 2021, from the comparable periods in 2020.  As a percentage of earned premiums, benefits and losses were 74.9% in the three month period ended June 30, 2021, compared to 55.6% in the three month period ended June 30, 2020.  For the six month period ended June 30, 2021, this ratio increased to 73.9% from 67.1% in the comparable period in 2020.  The increase in the loss ratio for the three month and six month periods ended June 30, 2021 was primarily due to an increase in the number of claims incurred in the Medicare supplement line of business. During 2021, utilization of Medicare supplement insurance benefits has increased, returning to historical averages relative to the exceptionally low utilization experienced after the onset of the COVID-19 pandemic when many policyholders were sheltered in place.

Commissions and underwriting expenses increased $1.0 million, or 12.6%, during the three month period ended June 30, 2021, and $1.3 million, or 7.2%, during the six month period ended June 30, 2021, over the comparable periods in 2020.  As a percentage of earned premiums, underwriting expenses were 30.4% in the three month period ended June 30, 2021, compared to 25.4% in the three month period ended June 30, 2020.  For the six month period ended June 30, 2021, this ratio increased to 32.0% from 28.4% in the comparable period in 2020. The increase in the expense ratio for the three month and six month periods ended June 30, 2021 was primarily due to the amortization of deferred acquisition costs ("DAC") exceeding the level of additions to DAC. The increase in the net amortization of DAC during 2021 is primarily due to non-renewals exceeding the level of new business writings in the Medicare supplement line of business, as previously mentioned.  Partially offsetting the increase in the expense ratio was a decrease in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains (Losses)

Investment income increased $0.4 million, or 22.5%, during the three month period ended June 30, 2021, and $0.5 million, or 12.6%, during the six month period ended June 30, 2021, over the comparable periods in 2020. The increase in investment income was attributable to an increase in the equity in earnings from investments in the Company's limited partnerships and limited liability companies of $0.3 million and $0.4 million, respectively.

The Company had net realized investment gains of $0.1 million during the three month period ended June 30, 2021, compared to no realized investment gains during the three month period ended June 30, 2020.  The Company had net realized investment gains of $0.2 million in each of the six month periods ended June 30, 2021 and 2020.  The net realized investment gains during the three month and six month periods ended June 30, 2021 resulted primarily from the disposition of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized gains on equity securities of $4.0 million during the three month period ended June 30, 2021 and unrealized gains on equity securities of $1.4 million during the three month period ended June 30, 2020.  The Company recognized net unrealized gains on equity securities of $4.7 million during the six month period ended June 30, 2021 and unrealized losses on equity securities of $7.1 million during the six month period ended June 30, 2020.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.1 million, or 16.2%, during the three month period ended June 30, 2021, and $0.2 million, or 22.1%, during the six month period ended June 30, 2021, from the comparable periods in 2020. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At June 30, 2021, the Parent had approximately $3.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $1.5 million for the six month period ended June 30, 2021, compared to statutory net income of $4.7 million for the six month period ended June 30, 2020. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2021, American Southern had $50.0 million of statutory capital and surplus and Bankers Fidelity had $41.7 million of statutory capital and surplus. In 2021, dividend payments by the Parent’s insurance subsidiaries in excess of $9.6 million would require prior approval. Through June 30, 2021, the Parent received dividends of $5.4 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2021, the effective interest rate was 4.20%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of June 30, 2021, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At June 30, 2021, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2021, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement established initial credit availability of five percent of statutory admitted assets, or approximately $8 million. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  BFLIC would be required to post acceptable forms of collateral for any borrowings it makes from the FHLB.  As of June 30, 2021, BFLIC does not have any outstanding borrowings from the FHLB.

See Note 6 of the Notes to Condensed Consolidated Financial Statements for a discussion of the Company’s available credit under its new revolving credit facility.

Cash and cash equivalents decreased from $19.3 million at December 31, 2020 to $9.5 million at June 30, 2021. The decrease in cash and cash equivalents during the six month period ended June 30, 2021 was primarily attributable to net cash used in operating activities of $13.9 million. Partially offsetting the cash used in operating activities was net cash provided by investing activities of $4.5 million as a result of investment sales and maturity of securities exceeding investment purchases.

The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it expects to receive from its subsidiaries and, if needed, borrowings under its credit facilities or additional borrowings from financial institutions, will enable the Company to meet its liquidity requirements for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

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

Unforeseen infectious diseases that impact large portions of a population can have an adverse impact on mortality and morbidity, and resultant benefits and losses incurred by the Company’s life and health operations.  Accordingly, the Company does anticipate incurring higher costs, potentially similar to prior influenza seasons, as it relates to life insurance claims.  However, due to the Company's individual policyholders being subject to various degrees of shelter in place orders, the Company has experienced lower utilization of certain accident and health benefits, particularly in the Medicare supplement line of business.  As a result, and although the ultimate impact cannot be predicted with certainty at this time, the Company does not expect significant adverse development in total benefits and losses incurred in its life and health operations.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2021	—	$—	—	325,129
May 1 – May 31, 2021	—	—	—	325,129
June 1 – June 30, 2021	—	—	—	325,129
Total	—	$—	—

Item 6. Exhibits

10.1
Revolving Credit Agreement, dated as of May 12, 2021, by and between Atlantic American Corporation and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 13, 2021).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 10, 2021	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)