Form 10-K
period 2021-12-31
ATLANTIC AMERICAN CORP
filed 2022-03-25
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,207,139. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On March 16, 2022 there were 20,378,576 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Forward-Looking Statements

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Exchange Act of 1934, and Section 21E of the Securities Act of 1933, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments, expectations and trends. Forward-looking statements are inherently subject to risks and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expressed by forward-looking statements, depending on the occurrence or outcome of various factors. These factors include, among others: significant changes in general economic conditions; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the impact of COVID-19 or other public health emergencies; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. As a result, undue reliance should not be placed upon forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of subsequent developments, changes in underlying assumptions or facts or otherwise, except as may be required by law.

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

General Liability Insurance policies cover bodily injury and/or property damage liability for both premises and completed operations exposures for general classes of business.

Surety Bonds are contracts under which one party, the insurance company issuing the surety bond, guarantees to a third party that the primary party will fulfill an obligation in accordance with a contractual agreement. This obligation may involve meeting a contractual commitment, paying a debt or performing certain duties.

American Southern provides tailored business automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers inland marine and general liability coverages. Additionally, American Southern directly provides surety bond coverage for subdivision construction, school bus contracts, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2021	2020
	(In thousands)
Automobile liability	$30,453	$30,312
Automobile physical damage	22,917	18,730
General liability	5,637	3,891
Surety	5,620	5,857
Other lines	3,355	3,582
Total	$67,982	$62,372

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary life insurance, Medicare supplement and other accident and health insurance products.

Life Insurance products include non-participating, individual and group whole life insurance policies with a variety of riders and options. Policy premiums are dependent upon a number of factors, including issue age, level of coverage and selected riders or options.

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

Health insurance products, primarily Medicare supplement insurance, accounted for 91% of Bankers Fidelity’s net earned premiums in 2021 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2021, 67% were health insurance policies and 33% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2021	2020
	(In thousands)
Life insurance	$10,557	$9,270
Medicare supplement	95,314	102,680
Other accident and health	10,363	9,217
Total health insurance	105,677	111,897
Total	$116,234	$121,167

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

Life and Health Operations

Bankers Fidelity acquires its clientele through three distribution channels spread across 46 different states and two business divisions, all of which utilize commissioned, independent agents. The three distribution channels include traditional independent agents, brokers typically interested in a specific product of Bankers Fidelity and brokers who focus on sales within the group/employer benefits division, Atlantic American Employee Benefits, all of which are responsible for their own marketing and sales activities. Contracting as independent agents enables Bankers Fidelity to effectively expand or contract its sales force without incurring significant expense.

Bankers Fidelity had approximately 4,380 licensed agents contracted in both the individual and group divisions as of December 31, 2021. During 2021, approximately 660 of these licensed agents wrote policies on behalf of Bankers Fidelity.

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

Life and Health Operations

Bankers Fidelity issues a variety of products that span from the group markets to the individual markets for both life and health insurance. Products offered by Bankers Fidelity include life insurance, typically with small face amounts, Medicare supplement and other accident and health insurance. Bankers Fidelity also provides an array of group products such as accident, cancer, critical illness, hospital indemnity and life insurance that is offered to employers who are looking to provide coverage for their employees and have the related premiums deducted through payroll deductions.

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

Policyholder and Claims Services

The Company believes that prompt, efficient policyholder and claims services are essential to its continued success in marketing its insurance products (see “Competition”). Additionally, the Company believes that its insureds are particularly sensitive to claims processing time and to the accessibility of qualified staff to answer inquiries. Accordingly, the Company’s policyholder and claims services seek to offer expeditious disposition of service requests by providing toll-free access for all customers, 24-hour claim reporting services, and direct computer links with some of its largest accounts. The Company also utilizes an automatic call distribution system designed to ensure that inbound calls to customer service support groups are processed efficiently. Operational data generated from this system allows management to further refine ongoing client service programs and service representative training modules.

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

Life and Health Operations

The majority of life and health claims are filed electronically while insureds also have the ability to download claims forms and file directly. Insureds may also obtain claim forms by calling the customer service group or through Bankers Fidelity’s website.  All of these claims are entered into the system immediately upon receipt and put into a pending status until the claim can be fully processed.  To shorten claim processing time, a letter detailing all supporting documents that are required to complete a claim for a particular policy is sent to the customer along with the correct claim form. Properly documented claims are generally paid within five business days of receipt. With regard to Medicare supplement policies, the claim is either directly billed to Bankers Fidelity by the provider or sent electronically through a Medicare clearing house.

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2021, approximately 67% of the losses and claims reserves related to property and casualty and approximately 33% related to life and health. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; offset by policy reserves related to such contracts previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company establishes reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations of unpaid claims reported prior to the close of the accounting period, (b) estimates of IBNR claims based on past experience, and (c) estimates of LAE. The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the period in which such changes become known.

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

The Company’s policy is to record reserves for losses and claims in amounts which approximate actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2021 actuarial review indicated that reserves could be as much as 9.8% lower or as much as 3.5% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and loss adjustment expense (“LAE”), which are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given date, of amounts the Company expects to pay on incurred claims. All balances are reviewed periodically by the Company’s independent consulting actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of any lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

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

Life and Health Operations

Bankers Fidelity establishes liabilities for future policy benefits to meet projected obligations under policies that are in force as of the statement date. These reserves are calculated to satisfy policy and contract obligations as they are projected to come due.  Reserves for insurance policies are calculated using assumptions for interest rates, mortality rates, morbidity rates and lapse rates. These assumptions vary by the product type, the year the policy was issued, and other demographic information about the policyholder.  Variations in assumptions may be made from one issue year to another to reflect actual experience.  Assumptions that deviate significantly from actual future experience, or actual results that differ significantly from our estimates, could have a materially adverse effect on our liquidity, results of operations, or financial condition.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $250,000 excess of $100,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $500,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.7 million limit excess of $300,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $100,000. At December 31, 2021, $9.5 million of the $416.5 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2021, the liability of the reinsurer was 50% of all new Medicare supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $2.0 million of the Company’s $4.0 million of new annualized Medicare supplement premium was ceded.

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

Life and Health Operations

The life and health insurance business remains highly competitive and includes a large number of insurance companies, many of which are new entrants to the business of providing Medicare supplement and other accident and health insurance products. Bankers Fidelity has established itself as a trusted carrier of choice for its customers providing quality and sustainability for over 65 years.

In order to compete, Bankers Fidelity actively seeks opportunities in niche markets, developing long-term relationships with a select number of independent marketing organizations. Additionally, Bankers Fidelity actively promotes Atlantic American Employee Benefits, the group benefits division, as well as selective association partnerships. It competes with other insurers to attract and retain the allegiance of its independent agents through commission and sales incentive arrangements, accessibility and marketing assistance, lead programs, reputation and market expertise. Bankers Fidelity successfully competes in its chosen markets by establishing relationships with independent agents and providing proprietary marketing initiatives as well as providing outstanding service to policyholders.

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

Regulation

Like all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. The method of such regulation varies, but regulation relates generally to the licensing of insurers and their agents, the nature of and limitations on investments, approval of policy forms, reserve requirements, the standards of solvency to be met and maintained, deposits of securities for the benefit of policyholders, and periodic examinations of insurers and trade practices, among other things. The Company’s products generally are subject to rate regulation by state insurance commissioners, which require that certain minimum loss ratios be maintained. Certain states also have insurance holding company laws which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The Company’s insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Such laws vary from state to state, but typically require periodic disclosure concerning the corporation which controls the registered insurers and all subsidiaries of such corporations, as well as prior notice to, or approval by, the state insurance commissioners of intercorporate transfers of assets (including payments of dividends by the insurance subsidiaries in excess of specified amounts) within the holding company system. The Company believes it is in compliance with all such requirements.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2021, the Company was in compliance with all such requirements, and securities with an amortized cost of $11.2 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2021, Bankers Fidelity Life Insurance Company had two ratios outside the usual range as a result of net loss from operations primarily driven by the Medicare supplement line of business, as well as a decrease in reserves on individual life policies.  Bankers Fidelity Assurance Company had four ratios outside the usual range primarily as a result of net loss for the year, an increase in nonadmitted deferred tax assets to admitted assets and certain surplus ratios. American Southern Insurance Company and American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2021 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2021, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

Information Technology and Cybersecurity

The Company’s operations rely on the secure processing, storage, and transmission of confidential and personal identifiable information within various technology platforms. Cybersecurity is a high priority and the Company has made significant investments in order to prevent, detect, and respond to cyber threats. The Company continues to enhance its intrusion protection and detection technology, infrastructure and application firewalls, and network monitoring. The Company has also installed advanced endpoint threat protection technology and implemented a mandatory security awareness training program for all employees. This training is reinforced through periodic simulated phishing tests.

The Company uses a sophisticated backup and recovery situation that supports the replication of data across multiple secure data centers. It also includes a comprehensive disaster recovery plan that is continually tested to ensure capabilities to resume business in the event of a disaster. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to ensure best practices. The Company has augmented the information security program through a partnership with a leading global cybersecurity service provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

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

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	17.7%	$30,762	11.0%
States, municipalities and political subdivisions	11,644	4.2	11,802	4.2
Public utilities	13,952	4.9	13,651	4.9
All other corporate bonds	184,842	65.2	197,641	70.8
Redeemable preferred stock	250	0.1	250	0.1
Total fixed maturities(1)	260,986	92.1	254,106	91.0
Equity securities(2)	19,124	6.7	18,716	6.7
Other invested assets(3)	198	0.1	3,238	1.2
Policy loans(4)	1,858	0.7	1,975	0.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.4	1,238	0.4
Total investments	$283,442	100.0%	$279,311	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturities was $238.6 million as of December 31, 2021 and $222.5 million as of December 31, 2020.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $4.9 million as of December 31, 2021 and $6.4 million as of December 31, 2020.
(3)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $0.7 million as of December 31, 2021 and $3.8 million as of December 31, 2020.
(4)	Policy loans are valued at unpaid principal balances.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Average investments(1)	$260,240	$252,141
Net investment income	8,528	7,744
Average yield on investments	3.3%	3.1%
Realized investment gains, net	4,903	7,420

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

The Company engages a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Human Capital

The Company and its subsidiaries employed 140 people at December 31, 2021. Of the 140 people, 138 were full-time.  We believe that our ability to attract and retain highly motivated and skilled corporate employees with diverse backgrounds and experiences is critical to our continued success.  We also believe the structure of our compensation program is aligned with the interests of our shareholders and serves to reward the performance of our employees.  We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our corporate employees, including periodic surveys to obtain opinions on key topics.

We sponsor health and wellness programs in an effort to support a healthier employee base.  We also offer competitive health and wellbeing benefits to include health, dental, vision, health and flexible savings accounts, disability, life, supplemental and telemedicine.  An Employee Assistance Program (“EAP”) is provided to all full-time employees and their family members at no cost.  The EAP offers confidential telephonic counseling, referral services, legal and financial services and additional tools that offer support and solutions.   Additionally, we offer a 401(k) retirement savings plan with an employer match as well as an annual Safe Harbor Non-Elective contribution.

We strive to provide a work environment that encourages work/life balance.  Options depend on job responsibilities and may include flexible work schedules, paid time off, paid holidays and part-time employment.

We offer tuition reimbursement along with budgeted professional development opportunities in order to foster professional growth and to increase skillsets.

The Company requires all employees to be fully vaccinated against COVID-19 where allowable under the law, unless they are approved for a reasonable accommodation based on disability, medical condition or religious belief that prevents them from being vaccinated.

Financial Information by Industry Segment

American Southern and Bankers Fidelity each operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. For more information on segments, see Note 15 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table and information below set forth, for each current executive officer of the Company, his name, age (as of March 1, 2022), positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	59	Chairman of the Board, President & CEO	1992
J. Ross Franklin	44	Vice President, CFO and Corporate Secretary	2017

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

From time to time, the Company and its subsidiaries are, and expect to continue to be, involved in various claims and lawsuits arising in the ordinary course of business, both as a liability insurer defending third-party claims brought against insureds and as an insurer defending coverage claims brought against it, and in various regulatory proceedings in the states in which we do business. The Company accounts for such exposures through the establishment of loss and loss adjustment expense reserves and accrued expenses. We currently do not expect that the ultimate liability, if any, with respect to such ordinary-course claims litigation or regulatory proceedings, after consideration of provisions made for probable losses and costs of defense, will be material to the Company’s consolidated financial condition, although the results of such matters could be material to the consolidated results of operations for any given period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of March 16, 2022, there were 4,946 shareholders of record.

On March 22, 2022, the Company’s board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record as of the close of business on April 13, 2022. Payment of any dividends in the future will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2021, the Parent held unrestricted cash and investment balances of approximately $4.5 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Company by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts.  In 2021, dividend payments to the Parent by the insurance subsidiaries in excess of $5.6 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2021	—	$—	—	325,129
November 1 – November 30, 2021	—	—	—	325,129
December 1 – December 31, 2021	—	—	—	325,129
Total	—	$—	—

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Cash and investments comprised 77% of the Company’s total assets at December 31, 2021. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, and equity securities, which includes common and non-redeemable preferred stocks, as available for sale and, accordingly, at their estimated fair values. On occasion, the value of a fixed maturity investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When a fixed maturity investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s net income or other comprehensive income, depending upon the nature of the loss, in the period incurred.

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

Future policy benefits comprised 33% of the Company’s total liabilities at December 31, 2021. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and lapse rates after giving effect to possible risks of adverse deviation. The assumed mortality and lapse rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Unpaid loss and loss adjustment expenses comprised 33% of the Company’s total liabilities at December 31, 2021. This liability includes estimates for: 1) unpaid losses on claims reported prior to December 31, 2021, 2) future development on those reported claims, 3) unpaid ultimate losses on claims incurred prior to December 31, 2021 but not yet reported and 4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2021. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2021 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 11% of the Company’s total assets at December 31, 2021. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Deferred acquisition costs comprised 10% of the Company’s total assets at December 31, 2021. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2021	2020
	(In thousands)
Revenue
Property and Casualty:
American Southern	$73,868	$69,179
Life and Health:
Bankers Fidelity	125,702	127,144
Corporate and Other	(16)	(975)
Total revenue	$199,554	$195,348
Income before income taxes
Property and Casualty:
American Southern	$9,292	$10,436
Life and Health:
Bankers Fidelity	3,726	12,430
Corporate and Other	(7,716)	(7,363)
Income before income taxes	$5,302	$15,503
Net income	$4,281	$12,169

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

A reconciliation of net income, the most directly comparable GAAP measure, to operating income (loss) is as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income	$4,281	$12,169
Income tax expense	1,021	3,334
Realized investment gains, net	(4,903)	(7,420)
Unrealized (gains) losses on equity securities, net	(1,894)	3,431
Non-GAAP operating income (loss)	$(1,495)	$11,514

On a consolidated basis, the Company had net income of $4.3 million, or $0.19 per diluted share, in 2021, compared to net income of $12.2 million, or $0.56 per diluted share, in 2020. Operating loss was $1.5 million in 2021 as compared to operating income of $11.5 million in 2020. The decrease in operating income was primarily due to less favorable loss experience in the life and health operations, resulting from a significant increase in the number of claims incurred in the Medicare supplement line of business.  This increase in the number of incurred claims was primarily attributable to the increase in utilization of Medicare supplement insurance benefits, returning to historical averages relative to the exceptionally low utilization experienced after the onset of the COVID-19 pandemic when many policyholders were sheltered in place.

Total revenue was $199.6 million in 2021 as compared to $195.3 million in 2020. Premium revenue increased to $184.2 million in 2021 from $183.5 million in 2020. The increase in premium revenue was primarily due to an increase in the automobile physical damage line of business within the property and casualty operations.  Partially offsetting the increase in premium revenue was a decrease in the Medicare supplement line of business in the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS
American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Gross written premiums	$75,914	$70,256
Ceded premiums	(6,511)	(5,890)
Net written premiums	$69,403	$64,366
Net earned premiums	$67,982	$62,372
Insurance benefits and losses incurred	44,433	39,339
Commissions and underwriting expenses	20,143	19,404
Underwriting income	$3,406	$3,629
Loss ratio	65.4%	63.1%
Expense ratio	29.6	31.1
Combined ratio	95.0%	94.2%

Gross written premiums at American Southern increased $5.7 million, or 8.1%, during 2021 as compared to 2020. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business from existing agencies, as well as an increase in gross written premiums in the general liability line of business as a result of a new program that started in the second half of 2020.

Ceded premiums increased $0.6 million, or 10.5%, during 2021 as compared to 2020. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Contributing to the increase in ceded premiums was an increase in earned premiums in certain accounts within the automobile physical damage and general liability lines of business, which are subject to reinsurance. Also contributing to the ceded premium increase was a rate increase on catastrophe reinsurance.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2021	2020
	(In thousands)
Automobile liability	$30,453	$30,312
Automobile physical damage	22,917	18,730
General liability	5,637	3,891
Surety	5,620	5,857
Other lines	3,355	3,582
Total	$67,982	$62,372

Net earned premiums increased $5.6 million, or 9.0%, during 2021 as compared to 2020. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from existing agencies and an increase in general liability as a result of a new program as previously mentioned. Partially offsetting the increase in net earned premiums was a decrease in the surety line of business primarily attributable to marketplace competition, as well as a decrease in the other lines of business resulting from the termination of a program.  Premiums are earned ratably over their respective policy terms and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $5.1 million, or 12.9%, during 2021 as compared to 2020. As a percentage of premiums, insurance benefits and losses incurred were 65.4% in 2021 as compared to 63.1% in 2020. The increase in the loss ratio was primarily due to less favorable loss experience in the automobile physical damage line of business due to an increase in frequency of claims resulting from both inclement weather throughout the year and an increase in the number of insureds in 2021. Also contributing to the increase in the loss ratio was an increase in the number of claims within the surety line of business.

Commissions and underwriting expenses increased $0.7 million, or 3.8%, during 2021 as compared to 2020. As a percentage of premiums, these expenses were 29.6% in 2021 as compared to 31.1% in 2020. The decrease in the expense ratio was primarily due to the increase in earned premiums. Partially offsetting the decrease in expense ratio was American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  In 2021, variable commissions at American Southern increased $0.6 million as compared to 2020 due to improved loss ratios from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses at the higher end of the reasonable range if no other value within the range is determined to be more probable. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in the current period. At December 31, 2021, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 12.2% lower or as much as 3.1% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. Management believes that such differences will continue in future periods, but is unable to determine if or when incremental redundancies will increase or decrease until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In each of 2021 and 2020, approximately 47% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Medicare supplement	$162,400	$174,525
Other health products	10,364	9,218
Life insurance	10,624	9,348
Gross earned premiums	183,388	193,091
Ceded premiums	(67,154)	(71,924)
Net earned premiums	116,234	121,167
Insurance benefits and losses incurred	87,261	80,537
Commissions and underwriting expenses	34,715	34,177
Total expenses	121,976	114,714
Underwriting income (loss)	$(5,742)	$6,453
Loss ratio	75.1%	66.5%
Expense ratio	29.9	28.2
Combined ratio	105.0%	94.7%

Net earned premium revenue at Bankers Fidelity decreased $4.9 million, or 4.1%, during 2021 as compared to 2020. Gross earned premiums from the Medicare supplement line of business decreased $12.1 million, or 6.9%, in 2021 as compared to 2020, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $1.1 million, or 12.4%, during 2021 as compared to 2020, primarily as a result of new sales of the company’s group health and individual cancer  products. Gross earned premiums from the life insurance line of business increased $1.3 million, or 13.6%, in 2021 from 2020 due to an increase in the group life product premiums. Partially offsetting this increase was a decline in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Premiums ceded decreased $4.8 million, or 6.6%, in 2021 from 2020. The decrease in ceded premiums was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred increased $6.7 million, or 8.3%, during 2021 as compared to 2020. As a percentage of premiums, benefits and losses were 75.1% in 2021 as compared to 66.5% in 2020. The increase in the loss ratio was primarily due to an increase in the number of claims incurred in the Medicare supplement line of business. During 2021, utilization of Medicare supplement insurance benefits increased, returning to historical averages relative to the exceptionally low utilization experienced after the onset of the COVID-19 pandemic when many policyholders were sheltered in place. Also contributing to the increase in the loss ratio was an increase in both the group and individual life lines of business.

Commissions and underwriting expenses increased $0.5 million, or 1.6%, during 2021 as compared to 2020. As a percentage of earned premiums, these expenses were 29.9% in 2021 as compared to 28.2% in 2020. The increase in the expense ratio was primarily due to the amortization of deferred acquisition costs (“DAC”) exceeding the level of additions to DAC. The increase in the net amortization of DAC during 2021 is primarily due to non-renewals exceeding the level of new business writings in the Medicare supplement line of business, as previously mentioned. Also contributing to the increase in the expense ratio was an increase in expenses related to servicing the Medicare supplement line of business.

Net Investment Income and Realized Gains

Investment income increased $0.8 million, or 10.1%, in 2021 as compared to 2020. The increase in investment income was primarily attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.7 million.

The Company had net realized investment gains of $4.9 million in 2021 as compared to net realized investment gains of $7.4 million in 2020. The net realized investment gains in 2021 were primarily attributable to gains of $4.3 million from the sale of the Company’s interest in a certain limited liability company as well as gains from the sale of a number of the Company’s investments in fixed maturities. The net realized investment gains in 2020 were primarily attributable to gains of $6.9 million from the sale of the Company’s interest in a certain limited liability company as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $1.9 million and unrealized losses on equity securities of $3.4 million during the years ended December 2021 and 2020, respectively. Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.2 million, or 13.9%, in 2021 as compared to 2020. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

Income Taxes

The primary differences between the effective tax rate and the federal statutory income tax rate for 2021 resulted from the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $0.09 million in the year ended December 31, 2021. Also contributing to differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and vested stock and club dues.  Another contributing factor was the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2020 resulted from permanent differences related to meals and entertainment and vested stock and club dues.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $0.02 million in the year ended December 31, 2020.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2021, the Parent had approximately $4.5 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2021, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $91.3 million. Dividends were paid to Atlantic American by its subsidiaries totaling $8.4 million and $3.9 million in 2021 and 2020, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $7.4 million and $6.7 million in 2021 and 2020, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $6.7 million and $1.8 million were paid to the Parent under the tax sharing agreement in 2021 and 2020, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2021, the effective interest rate was 4.22%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At December 31, 2021, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17,722 at December 31, 2021 and 2020. During each of 2021 and 2020, the Company paid Series D Preferred Stock dividends of $0.4 million.

Bankers Fidelity Life Insurance Company (“BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement established initial credit availability of five percent of statutory admitted assets, or approximately $8 million. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of December 31, 2021, BFLIC has pledged bonds having an amortized cost of $5.4 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of 2021, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31 2021, the Company does not have any outstanding borrowings under the Credit Agreement.

Cash and cash equivalents increased from $19.3 million at December 31, 2020 to $24.8 million at December 31, 2021. The increase in cash and cash equivalents during 2021 was primarily attributable to an increase in cash provided by investing activities of $5.4 million as a result of investment sales and maturity of securities exceeding investment purchases. Also contributing to the increase in cash was net cash provided by operating activities of $1.1 million.  Partially offsetting the increase were dividends paid on common stock of $0.4 million and dividends paid on the Company’s Series D Preferred Stock of $0.4 million.

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

Unforeseen infectious diseases that impact large portions of a population can have an adverse impact on mortality and morbidity, and resultant benefits and losses incurred by the Company’s life and health operations.  Accordingly, the Company could incur higher costs, potentially similar to prior influenza seasons, as it relates to life insurance claims.  During 2020, the Company’s individual policyholders were subject to various degrees of shelter in place orders.  As a result, the Company experienced lower utilization of certain accident and health benefits, particularly in the Medicare supplement line of business.  However, during 2021, utilization of policyholder benefits have returned to historical averages. As a result, and although the ultimate impact cannot be predicted with certainty at this time, the Company does not expect significant adverse development in total benefits and losses incurred in its life and health operations.

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
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes and schedules (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles (GAAP).

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

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for losses and claims (claim reserves), were $85.6 million as of December 31, 2021. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (IBNR) claims based on past experience and estimates of loss adjustment expenses.

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

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for future policy benefits (policy reserves) were $87.3 million as of December 31, 2021. Policy reserves are related to life and health insurance policies and are based upon significant assumptions including future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of unexpected claim experience.  These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are generally established at contract inception.

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

/s/ Dixon Hughes Goodman, LLP
We have served as the Company’s auditor since 2018.
Atlanta, Georgia
March 25, 2022

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$24,753	$19,319
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $238,597 and $222,461)	260,986	254,106
Equity securities, at fair value (cost: $4,907 and $6,393)	19,124	18,716
Other invested assets (cost: $698 and $3,765)	198	3,238
Policy loans	1,858	1,975
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	283,442	279,311
Receivables:
Reinsurance	27,416	29,086
Insurance premiums and other, net of allowance for doubtful accounts of $188 and $198 as of 2021 and 2020, respectively	14,959	27,512
Deferred income taxes, net	1,755	—
Deferred acquisition costs	38,698	39,611
Other assets	8,719	7,804
Intangibles	2,544	2,544
Total assets	$402,286	$405,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$87,348	$90,872
Unearned premiums	27,469	27,131
Losses and claims	85,620	79,147
Other policy liabilities	1,360	1,526
Total insurance reserves and policyholder funds	201,797	198,676
Accounts payable and accrued expenses	25,465	26,412
Deferred income taxes, net	—	1,301
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	261,000	260,127
Commitments and contingencies (Note 16)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,378,576 and 20,415,243 shares outstanding as of 2021 and 2020, respectively	22,401	22,401
Additional paid-in capital	57,441	57,437
Retained earnings	51,264	47,790
Accumulated other comprehensive income	17,688	25,000
Unearned stock grant compensation	(73)	(284)
Treasury stock, at cost, 2,022,318 and 1,985,651 shares as of 2021 and 2020, respectively	(7,490)	(7,339)
Total shareholders’ equity	141,286	145,060
Total liabilities and shareholders’ equity	$402,286	$405,187

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(In thousands, except per share data)
Revenue:
Insurance premiums, net	$184,216	$183,539
Net investment income	8,528	7,744
Realized investment gains, net	4,903	7,420
Unrealized gains (losses) on equity securities, net	1,894	(3,431)
Other income	13	76
Total revenue	199,554	195,348

Benefits and expenses:
Insurance benefits and losses incurred	131,694	119,876
Commissions and underwriting expenses	47,496	46,811
Interest expense	1,387	1,610
Other expense	13,675	11,548
Total benefits and expenses	194,252	179,845

Income before income taxes	5,302	15,503
Income tax expense	1,021	3,334
Net Income	4,281	12,169
Preferred stock dividends	(399)	(399)
Net Income applicable to common shareholders	$3,882	$11,770
Earnings per common share (basic)	0.19	0.58
Earnings per common share (diluted)	$0.19	$0.56

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020
	(In thousands)
Net income	$4,281	$12,169
Other comprehensive income:
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	(8,686)	18,791
Related income tax effect	1,824	(3,946)
Subtotal	(6,862)	14,845

Less: reclassification adjustment for net realized gains included in net income	(570)	(385)
Related income tax effect	120	81
Subtotal	(450)	(304)

Total other comprehensive income (loss), net of tax	(7,312)	14,541
Total comprehensive income (loss)	$(3,031)	$26,710

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except share and per share data)	2021	2020
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,437	57,820
Restricted stock grants, net of forfeitures	—	(376)
Issuance of shares under stock plans	4	(7)
Balance, end of year	57,441	57,437
Retained earnings:
Balance, beginning of year	47,790	36,020
Net income	4,281	12,169
Dividends on common stock	(408)	—
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	51,264	47,790
Accumulated other comprehensive income:
Balance, beginning of year	25,000	10,459
Other comprehensive income (loss), net of tax	(7,312)	14,541
Balance, end of year	17,688	25,000
Unearned stock grant compensation:
Balance, beginning of year	(284)	(781)
Restricted stock grants, net of forfeitures	—	60
Amortization of unearned compensation	211	437
Balance, end of year	(73)	(284)
Treasury stock:
Balance, beginning of year	(7,339)	(7,580)
Restricted stock grants, net of forfeitures	—	316
Net shares acquired related to employee share-based compensation plans	(153)	(91)
Issuance of shares under stock plans	2	16
Balance, end of year	(7,490)	(7,339)

Total shareholders’ equity	$141,286	$145,060
Dividends declared on common stock per share	$0.02	$—
Common shares outstanding:
Balance, beginning of year	20,415,243	20,472,162
Net shares acquired under employee share-based compensation plans	(38,147)	(46,620)
Issuance of shares under stock plans	1,480	4,701
Restricted stock grants, net of forfeitures	—	(15,000)
Balance, end of year	20,378,576	20,415,243

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net Income	$4,281	$12,169
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	24,064	19,393
Acquisition costs deferred	(23,151)	(20,143)
Realized investment gains, net	(4,903)	(7,420)
Unrealized (gains) losses on equity securities, net	(1,894)	3,431
Distributions received from equity method investees	290	—
Compensation expense related to share awards	211	437
Depreciation and amortization	1,003	980
Deferred income tax benefit	(1,112)	(2,250)
Decrease in receivables, net	1,545	1,349
Increase (decrease) in insurance reserves and policyholder funds	3,121	(3,230)
(Decrease) increase in accounts payable and accrued expenses	(947)	2,324
Other, net	(1,420)	1,931
Net cash provided by operating activities	1,088	8,971

Cash flows from investing activities:
Proceeds from investments sold	29,184	18,541
Proceeds from investments matured, called or redeemed	11,515	7,117
Investments purchased	(35,292)	(27,489)
Additions to property and equipment	(107)	(233)
Net cash provided by (used in) investing activities	5,300	(2,064)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	—
Proceeds from shares issued under stock plans	6	9
Treasury stock acquired — net employee share-based compensation	(153)	(91)
Net cash used in financing activities	(954)	(481)

Net increase in cash	5,434	6,426
Cash and cash equivalents at beginning of year	19,319	12,893
Cash and cash equivalents at end of year	$24,753	$19,319

Supplemental cash flow information:
Cash paid for interest	$1,389	$1,665
Cash paid for income taxes	$3,202	$3,883
Non-cash investing activities:
Receivable from sale of other invested assets	$—	$12,678

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2021, the Parent owned four insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiary, Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company (together known as “American Southern”), in addition to one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Investments

The Company’s investments in fixed maturities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. The fair values of fixed maturities and equity securities are largely determined from publicly quoted market prices, when available, or independent broker quotations. As of December 31, 2021, the Company owned a certain equity security in the amount of $157, with a valuation that was derived from techniques in which one or more of the significant inputs are unobservable. As of December 31, 2021, the Company owned a certain fixed maturity in the amount of $250, with a valuation that was derived from techniques in which one or more of the significant inputs are unobservable. Values that are not determined using quoted market prices inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market prices. Policy loans are carried at unpaid principal balance and real estate is carried at historical cost. Other invested assets are comprised of investments in limited partnerships and limited liability companies and are accounted for using the equity method. If the value of a fixed maturity security or other invested asset declines below its cost or amortized cost, as applicable, and the decline is considered to be other than temporary, a realized loss is recorded to reduce the carrying value of the investment to its estimated fair value, which becomes the new cost basis.

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

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2024, although earlier adoption is permitted. The Company is currently evaluating the new guidance, but has not yet determined the method or timing for adoption or estimated the impact on the Company’s consolidated financial statements.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to measure all expected credit losses for financial instruments (including reinsurance recoverable and policy loans) held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Under current GAAP, entities generally recognize credit losses when it is probable that the loss has been incurred. ASU 2016-13 will remove all recognition thresholds and will require entities to recognize an allowance for credit losses equal to the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the entity expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale (“AFS”) debt securities and beneficial interests in securitized financial assets. Credit losses on AFS debt securities carried at fair value will continue to be measured as an other than temporary impairment (“OTTI”) when incurred; however, the losses will be recognized through an allowance and no longer as an adjustment to the cost basis. Recoveries of OTTI will be recognized as reversals of valuation allowances and no longer accreted as investment income through an adjustment to the investment yield. The allowance on AFS debt securities cannot cause the net carrying value to be below fair value and, therefore, it is possible that increases in fair value due to decreases in market interest rates could cause the reversal of a valuation allowance and increase net income. The new guidance will also require purchased financial assets with a more-than-insignificant amount of credit deterioration since original issuance to be recorded based on contractual amounts due and an initial allowance recorded at the date of purchase. For the Company, the amendments in ASU 2016-13 will be effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt on January 1, 2023. Implementation matters yet to be addressed include determining the impact of valuation allowances on the effective interest method for recognizing interest income from AFS debt securities as well as updating our investment accounting system functionality to adjust valuation allowances based on changes in fair value. The estimated effect on the Company’s consolidated financial statements can only be estimated based on the current investment portfolio at any given point in time, and accordingly, has not currently been determined.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2021 and December 31, 2020.

Fixed maturities were comprised of the following:

	2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	$763	$416	$49,951
Obligations of states and political subdivisions	11,644	749	—	10,895
Corporate securities:
Utilities and telecom	29,717	2,961	44	26,800
Financial services	70,921	6,759	48	64,210
Other business – diversified	40,216	4,631	106	35,691
Other consumer – diversified	57,940	7,185	103	50,858
Total corporate securities	198,794	21,536	301	177,559
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$260,986	$23,106	$717	$238,597

	2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,762	$1,381	$26	$29,407
Obligations of states and political subdivisions	11,802	898	—	10,904
Corporate securities:
Utilities and telecom	30,359	4,423	—	25,936
Financial services	78,258	9,811	6	68,453
Other business – diversified	41,145	5,689	15	35,471
Other consumer – diversified	61,530	9,479	47	52,098
Total corporate securities	211,292	29,402	68	181,958
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$254,106	$31,739	$94	$222,461

Bonds having an amortized cost of $11,169 and $10,670 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2021 and 2020, respectively, in accordance with statutory requirements.  Additionally, bonds having an amortized cost of $5,371 and $1,997 and included in the tables above were pledged as collateral to FHLB at December 31, 2021 and 2020, respectively.

	2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	799	525	—	274
Other business – diversified	18,325	13,692	—	4,633
Total equity securities	$19,124	$14,217	$—	$4,907

	2020
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	2,111	351	—	1,760
Other business – diversified	16,605	11,972	—	4,633
Total equity securities	$18,716	$12,323	$—	$6,393

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2021 and 2020 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2021		2020
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,734	$1,730	$2,041	$2,015
Due after one year through five years	24,926	23,593	18,373	17,039
Due after five years through ten years	73,725	68,338	89,892	79,993
Due after ten years	122,045	106,181	124,609	104,527
Asset backed securities	38,556	38,755	19,191	18,887
Totals	$260,986	$238,597	$254,106	$222,461

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2021 and 2020.

	2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,141	$416	$—	$—	$30,141	$416
Corporate securities	3,326	49	4,761	252	8,087	301
Total temporarily impaired securities	$33,467	$465	$4,761	$252	$38,228	$717

	2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$7,045	$26	$—	$—	$7,045	$26
Corporate securities	4,602	68	—	—	4,602	68
Total temporarily impaired securities	$11,647	$94	$—	$—	$11,647	$94

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

There were no OTTI charges recorded during the years ended December 31, 2021 and  2020.

As of December 31, 2021 and 2020, there were sixty-one and twenty securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the year ended December 31, 2021, was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2021.

Investment income was earned from the following sources:

	2021	2020
Fixed maturities	$8,640	$8,646
Equity securities	300	141
Other	(111)	(788)
	8,829	7,999
Investment expenses	301	255
Net investment income	$8,528	$7,744

A summary of realized investment gains (losses) follows:

	2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$570	$—	$4,333	$4,903
Losses	—	—	—	—
Realized investment gains, net	$570	$—	$4,333	$4,903

	2020
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$835	$88	$6,948	$7,871
Losses	(450)	(1)	—	(451)
Realized investment gains, net	$385	$87	$6,948	$7,420

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2021	2020
Sales proceeds	$9,244	$18,504
Gross gains	454	835
Gross losses	—	(450)

Proceeds from the sales of equity securities were as follows:

	2021	2020
Sales proceeds	$61	$5
Gross gains	—	—
Gross losses	—	(1)

Proceeds from the sales of other invested assets were as follows:

	2021	2020
Sales proceeds	$19,761	$—
Gross gains	4,333	6,948
Gross losses	—	—

Sales of available-for-sale securities in 2021 and 2020 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party. The transaction closed prior to December 31, 2020. The Company recorded gross realized gains on this sale of $6.9 million and proceeds of $12.7 million which settled after year end.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2021 and 2020.

	2021	2020
Net realized and unrealized gains (losses) recognized during the period on equity securities	$1,894	$(3,344)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	87
Unrealized gains (losses) on equity securities, net	$1,894	$(3,431)

The Company’s bond portfolio included 99% investment grade securities, as defined by the NAIC, at December 31, 2021.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $198 and $3,238 at December 31, 2021 and 2020, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $1,238 at December 31, 2021 and 2020.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $1,436 and $4,476, at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Company had outstanding commitments totaling $1,997, whereby the Company is committed to fund these investments and may be called by such VIEs during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one fixed maturity security and one equity security.  As of December 31, 2021 and December 31, 2020, the value of the fixed maturity valued using Level 3 criteria was $250 and $0, respectively. As of December 31, 2021 and December 31, 2020, the value of the equity security valued using Level 3 criteria was $157 and $143, respectively.   The equity security is not traded and valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

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

As of December 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$250	$260,486	$250	$260,986
Equity securities	18,967	—	157	19,124
Cash equivalents	12,713	—	—	12,713
Total	$31,930	$260,486	$407	$292,823

As of December 31, 2020, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$254,106	$—	$254,106
Equity securities	18,573	—	143	18,716
Cash equivalents	12,010	—	—	12,010
Total	$30,583	$254,106	$143	$284,832

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2021 and 2020.

	Level in	2021		2020
	Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$24,753	$24,753	$19,319	$19,319
Fixed maturities	(1)	260,986	260,986	254,106	254,106
Equity securities	(1)	19,124	19,124	18,716	18,716
Other invested assets	Level 3	198	198	3,238	3,238
Policy loans	Level 2	1,858	1,858	1,975	1,975
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior Subordinated Debentures, net	Level 2	33,738	33,728	33,738	32,297

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2021		2020
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,299	$37,312	$1,979	$36,882
Capitalization	10,690	12,461	9,910	10,233
Amortization	(10,599)	(13,465)	(9,590)	(9,803)
Balance, end of year	$2,390	$36,308	$2,299	$37,312

Note 5.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2021 and 2020.

			Amount of Insurance In Force, Net
	2021	2020	2021	2020
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$51,947	$54,442	$194,210	$199,827
Group life	1,094	91	212,783	83,533
	53,041	54,533	$406,993	$283,360
Accident and health insurance policies	34,307	36,339
	87,348	90,872
Unearned premiums	27,469	27,131
Losses, claims and loss adjustment expenses	85,620	79,147
Other policy liabilities	1,360	1,526
Total insurance reserves and policyholder funds	$201,797	$198,676

Annualized premiums for accident and health insurance policies were $101,315 and $109,430 at December 31, 2021 and 2020, respectively.

Future Policy Benefits

Liabilities for life insurance future policy benefits are based upon assumed future investment yields, mortality rates, and lapse rates after giving effect to possible risks of unexpected claim experience. The assumed mortality and lapse rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception.  The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 5.5% to 7.0% for 1977 through 1979 issues, (iii) 9.0% for 1980 through 1987 issues, (iv) 5.0% to 7.0% for 1988 through 2009 issues, (v) 4.0% for 2010 through 2012 issues, (vi) 3.5% to 4.0% for 2013 through 2020 issues, and (vii) 3.0% for 2021 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2021		2020
Balance at January 1	$79,147		$81,448
Less: Reinsurance recoverable on unpaid losses	(17,600)		(18,339)
Net balance at January 1	61,547		63,109

Incurred related to:
Current year	134,284		122,626
Prior years	(3,415	)(1)	(3,480	)(2)
Total incurred	130,869		119,146

Paid related to:
Current year	89,838		84,518
Prior years	34,648		36,190
Total paid	124,486		120,708
Net balance at December 31	67,930		61,547
Plus: Reinsurance recoverable on unpaid losses	17,690		17,600
Balance at December 31	$85,620		$79,147

(1)
Prior years’ development was primarily the result of better than expected development on prior years loss and claim reserves for certain lines of business in American Southern, somewhat offset by unfavorable development on prior years’ loss and claim reserves for the Medicare Supplement line of business in Bankers Fidelity.

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

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2021	2020
Total incurred losses	$130,869	$119,146
Cash surrender value and matured endowments	2,179	1,198
Benefit reserve changes	(1,354)	(468)
Total insurance benefits and losses incurred	$131,694	$119,876

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,										As of December 31, 2021
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$50,021	$50,996	$51,021	$50,998	$50,989	$50,987	$50,985	$50,984	$50,984	$50,984	$—	867,053
2013		56,974	56,970	57,034	57,023	57,021	57,016	57,015	57,014	57,014	—	957,374
2014			57,179	56,938	56,981	56,981	56,976	56,977	56,976	56,976	—	939,488
2015				55,482	54,939	54,993	54,990	54,984	54,985	54,985	—	898,393
2016					58,849	59,851	63,226	63,225	63,221	63,221	—	1,036,917
2017						67,960	69,655	69,643	69,635	69,633	—	1,512,362
2018							79,140	80,404	80,361	80,357	2	2,051,656
2019								88,765	87,028	86,988	10	2,244,326
2020									75,857	75,715	188	1,848,987
2021										65,267	15,070	1,560,365
										$661,140

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$42,267	$50,996	$51,021	$50,998	$50,989	$50,987	$50,985	$50,984	$50,984	$50,984
2013		47,770	56,970	57,034	57,023	57,021	57,016	57,015	57,014	57,015
2014			48,024	56,938	56,981	56,981	56,976	56,977	56,976	56,976
2015				45,430	54,876	54,993	54,990	54,984	54,985	54,985
2016					49,165	59,747	63,226	63,225	63,221	63,221
2017						57,696	69,517	69,643	69,635	69,633
2018							66,565	80,222	80,361	80,355
2019								72,333	86,856	86,978
2020									63,129	75,527
2021										50,197
										$645,871
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$15,269

The cumulative number of reported claims for the Medicare supplement line of business is the number of distinct claims incurred and submitted to Medicare for payment in the given year. Multiple payments on the same claim are not counted in the frequency information. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to use seasonality and trend-adjusted expected claims for the most recent four-month period prior to the statement date. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in claim experience and in the rate of claim processing. The IBNR liability is calculated as estimated ultimate claims less paid claims and claims in course of settlement. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. Similar approaches are used for other less significant health products, subject to modifications to account for unique aspects of the products.

Automobile Liability

	For the Years Ended December 31,										As of December 31, 2021
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$12,980	$15,007	$14,108	$13,707	$13,313	$13,343	$13,357	$13,373	$13,373	$13,366	$—	2,349
2013		18,664	20,702	21,096	21,823	21,352	21,020	20,972	20,972	20,970	—	3,270
2014			20,812	21,881	22,041	22,353	21,682	22,080	22,100	22,125	56	3,545
2015				18,521	19,857	20,017	20,007	20,086	20,680	20,849	21	3,530
2016					20,549	21,275	21,846	22,388	22,245	22,310	84	3,852
2017						22,179	24,212	23,766	25,180	26,009	164	3,793
2018							24,284	25,682	27,338	30,013	1,784	3,629
2019								25,241	24,045	25,724	2,113	3,573
2020									22,416	16,442	2,167	2,438
2021										25,887	13,147	2,422
										$223,695

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$4,627	$8,791	$11,507	$12,932	$13,197	$13,211	$13,288	$13,373	$13,373	$13,365
2013		5,144	12,193	16,782	19,407	20,382	20,982	20,972	20,972	20,970
2014			6,822	13,807	17,554	20,177	20,878	21,735	21,813	21,786
2015				6,226	11,878	14,938	17,612	19,557	20,234	20,726
2016					6,796	13,141	16,397	19,613	21,408	21,809
2017						7,401	16,317	20,221	22,778	25,023
2018							6,989	15,647	21,121	24,662
2019								7,305	14,694	19,384
2020									5,172	9,941
2021										6,242
										$183,908
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$39,787

Automobile Physical Damage

	For the Years Ended December 31,					As of December 31, 2021
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2017	2018	2019	2020	2021
2017	$6,257	$5,933	$5,857	$5,860	$5,860	$—	1,324
2018		7,805	7,530	7,447	7,430	—	1,455
2019			8,526	8,026	7,914	1	1,486
2020				10,288	10,080	16	1,629
2021					14,296	227	1,748
					$45,580

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2017	2018	2019	2020	2021
2017	$5,215	$5,914	$5,856	$5,860	$5,860
2018		6,344	7,510	7,446	7,433
2019			6,360	8,005	7,906
2020				8,347	9,952
2021					11,993
					$43,144
All outstanding liabilities before 2017, net of reinsurance					12
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$2,448

General Liability

	For the Years Ended December 31,										As of December 31, 2021
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$4,055	$1,305	$1,269	$1,270	$1,214	$1,333	$1,344	$1,377	$1,388	$1,349	$—	162
2013		3,461	728	926	817	865	820	945	904	868	—	198
2014			3,744	501	557	476	406	497	523	519	4	199
2015				4,421	1,037	1,227	1,044	867	855	855	—	146
2016					3,119	1,148	736	608	621	619	—	93
2017						1,490	488	513	738	738	10	83
2018							1,656	333	198	128	—	75
2019								1,916	707	455	101	85
2020									2,223	670	150	87
2021										2,567	1,746	59
										$8,768

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$371	$707	$847	$1,034	$1,113	$1,219	$1,260	$1,269	$1,280	$1,349
2013		104	339	579	811	791	803	805	855	867
2014			171	299	331	369	373	493	498	502
2015				98	259	464	664	863	855	855
2016					116	203	568	608	617	619
2017						75	136	365	556	696
2018							65	90	115	128
2019								41	209	242
2020									208	385
2021										364
										$6,007
All outstanding liabilities before 2012, net of reinsurance										519
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,280

Surety

	For the Years Ended December 31,										As of December 31, 2021
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$4,979	$4,767	$5,396	$5,345	$4,869	$4,880	$4,892	$4,925	$4,944	$4,993	$1	90
2013		3,060	2,007	2,743	2,947	2,866	2,809	2,765	2,757	2,753	—	60
2014			3,214	3,130	2,990	2,760	2,685	2,617	2,818	2,782	37	54
2015				1,902	1,630	1,400	1,359	1,406	1,310	1,307	5	50
2016					3,314	1,812	1,865	1,876	1,865	1,678	—	47
2017						4,677	3,671	3,799	3,629	3,514	12	63
2018							3,528	1,938	1,381	956	3	63
2019								2,130	657	630	17	30
2020									2,263	574	56	23
2021										2,936	1,948	27
										$22,123

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$2,257	$4,581	$4,856	$5,331	$4,869	$4,880	$4,878	$4,916	$4,934	$4,985
2013		323	1,010	1,369	2,763	2,789	2,749	2,765	2,757	2,753
2014			1,331	2,327	2,727	2,739	2,664	2,593	2,562	2,562
2015				641	856	1,127	1,125	1,128	1,271	1,273
2016					1,054	1,732	1,772	1,873	1,862	1,677
2017						1,971	3,255	3,523	3,545	3,442
2018							1,157	1,454	1,361	941
2019								259	395	568
2020									97	460
2021										156
										$18,817
All outstanding liabilities before 2012, net of reinsurance										85
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,391

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

The following is supplementary information about average historical claims duration as of December 31, 2021.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	82.4%	16.8%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	28.6%	30.3%	17.5%	12.0%	6.0%	2.4%	0.8%	0.2%	0.0%	-0.1%
Automobile Physical Damage	84.3%	16.1%	-1.0%	-0.1%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	21.8%	22.3%	23.1%	16.3%	8.0%	6.3%	1.1%	2.4%	1.1%	5.1%
Surety	45.7%	35.2%	10.2%	3.3%	-2.4%	-0.8%	-0.1%	0.2%	0.1%	1.0%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2021
Net outstanding liabilities
Medicare Supplement	$15,269
Automobile Liability	39,787
Automobile Physical Damage	2,448
General Liability	3,280
Surety	3,391
Other short-duration insurance lines	1,598
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	65,773

Reinsurance recoverable on unpaid losses:
Medicare Supplement	10,753
Automobile Liability	4,506
Automobile Physical Damage	274
General Liability	2,157
Total reinsurance recoverable on unpaid losses	17,690

Unallocated claims adjustment expenses	2,157

Total gross liability for unpaid losses, claims and loss adjustment expenses	$85,620

Note 6.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.6% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2021. Reinsurance recoverables of $27,310 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	2021	2020
Direct premiums written	$236,682	$239,687
Assumed premiums written	22,111	23,253
Ceded premiums written	(73,521)	(77,622)
Net premiums written	$185,272	$185,318

Direct premiums earned	$235,806	$238,209
Assumed premiums earned	22,076	23,144
Ceded premiums earned	(73,666)	(77,814)
Net premiums earned	$184,216	$183,539

Provision for benefits and losses incurred	$190,591	$175,825
Reinsurance loss recoveries	(58,897)	(55,949)
Insurance benefits and losses incurred	$131,694	$119,876

Components of reinsurance receivables at December 31, 2021 and 2020 were as follows:

	2021	2020
Recoverable on unpaid losses	$17,690	$17,600
Recoverable on unpaid benefits	8,169	9,832
Recoverable on paid losses	499	447
Ceded unearned premiums	819	963
Ceded advanced premiums	239	244
Total reinsurance receivables	$27,416	$29,086

Note 7.	Income Taxes

Total income taxes were allocated as follows:

	2021	2020
Total tax expense on income	$1,021	$3,334

Tax expense on components of shareholders’ equity:
Net unrealized gains (losses) on investment securities	(1,944)	3,865
Total tax expense (benefit)	$(923)	$7,199

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	2021	2020
Federal income tax provision	$1,112	$3,256
Statutory rate	21%	21%
Dividends-received deduction	(26)	(12)
Meals and entertainment	32	20
Vested stock and club dues	(28)	36
Parking disallowance	16	16
Adjustment for prior years’ estimates to actual	(85)	18
Income tax expense	$1,021	$3,334
Effective tax rate	19.3%	21.5%

The primary differences between the effective tax rate and the federal statutory income tax rate for 2021 resulted from the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $85 in the year ended December 31, 2021. Also contributing to differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and vested stock and club dues.  Another contributing factor was the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2020 resulted from permanent differences related to meals and entertainment and vested stock and club dues.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $18 in the year ended December 31, 2020.

Deferred tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	2021	2020
Deferred tax assets:
Deferred acquisition costs	$7,026	$4,666
Insurance reserves	2,028	2,682
Impaired assets	780	822
Bad debts and other	280	326
Total deferred tax assets	10,114	8,496
Deferred tax liabilities:
Deferred and uncollected premiums	$(561)	$(409)
Net unrealized investment gains	(7,689)	(9,235)
Other	(109)	(153)
Total deferred tax liabilities	(8,359)	(9,797)
Net deferred tax asset (liability)	$1,755	$(1,301)

The components of income tax expense were:

	2021	2020
Current – Federal	$2,133	$5,584
Deferred – Federal	(1,112)	(2,250)
Total	$1,021	$3,334

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2018, 2019 and 2020 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 8.	Credit Arrangements

The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of December 31 2021, the Company does not have any outstanding borrowings under the Credit Agreement.

Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto. At December 31, 2021, the effective interest rate was 4.22%.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2021 and 2020, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2021	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2021	$18,042	$15,696
Net balance December 31, 2020	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2021 and 2020 was $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$1,015	978
Right-of-use assets included in other assets on the consolidated balance sheet	4,143	4,832
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	4.9 years	5.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2022	$1,031
2023	1,048
2024	1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	5,169
Less: present value adjustment	791
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$4,378

As of December 31, 2021, the Company has no operating leases that have not yet commenced.

Note 10.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. In 2021, there were no restricted shares issued under the 2012 Plan. In 2020, a total of 20,000 restricted shares, with an estimated fair value of $38, were issued under the 2012 Plan and 35,000 restricted shares, with an estimated fair value of $98, were forfeited under such plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2021 and 2020 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2021 or 2020. Shares available for future grant at December 31, 2021 and 2020 were 935,200 and 935,200, respectively.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2021 and 2020 was $272 and $231, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2021 and 2020 of $549 and $520, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2021 and 2020, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2021 and 2020. During each of 2021 and 2020, the Company paid Series D Preferred Stock dividends of $399.

Note 12.	Earnings Per Common Share

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the income per common share calculations is as follows:

	For the Year Ended December 31, 2021
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,281	20,402	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$3,882	20,402	$0.19

	For the Year Ended December 31, 2020
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic Earnings Per Common Share
Net income before preferred stock dividends	$12,169	20,441	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	11,770	20,441	0.58
Diluted Earnings Per Common Share
Effect of Series D preferred stock	399	1,378
Net income applicable to common shareholders	$12,169	21,819	$0.56

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2021 since its impact would have been antidilutive.

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

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2021	2020
Bankers Fidelity, net income (loss)	$(364)	$7,712
American Southern, net income	7,688	8,575
Statutory net income	$7,324	$16,287

Bankers Fidelity, surplus	$38,625	$42,326
American Southern, surplus	52,724	50,194
Statutory surplus	$91,349	$92,520

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $8,400 and $3,900 in the years ended 2021 and 2020, respectively, from its subsidiaries. In 2021, dividend payments to the Parent by the insurance subsidiaries in excess of $5,629 would require prior approval.

Note 14.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space as well as certain investing and financing activities. At December 31, 2021, two members of the Company’s board of directors, including the Company’s Chairman, President and Chief Executive Officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2021 and 2020, the Company paid $879 and $939, respectively, under this lease. Additionally, in each of the years ended December 31, 2021 and 2020, this entity owned 1,663,809 shares of the Company’s common stock.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 11). During the years ended December 31, 2021 and 2020, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2021 and 2020, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2021 and 2020 was $18,325 and $16,606, respectively.

In each of the years ended December 31, 2021 and 2020, Gray paid the Company approximately $1,308 in insurance premiums related to certain voluntary employee benefit plans.

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

	For the Year Ended December 31, 2021
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$67,982	$116,234	$—	$—	$184,216
Insurance benefits and losses incurred	44,433	87,261	—	—	131,694
Expenses deferred	(10,690)	(12,461)	—	—	(23,151)
Amortization and depreciation expense	10,756	13,692	537	—	24,985
Other expenses	20,077	33,484	16,255	(9,092)	60,724
Total expenses	64,576	121,976	16,792	(9,092)	194,252
Underwriting income (loss)	3,406	(5,742)	—	—	(2,336)
Net investment income (loss)	3,570	5,204	1,466	(1,712)	8,528
Other income (loss)	4	9	7,380	(7,380)	13
Operating income (loss)	6,980	(529)	(7,946)	—	(1,495)
Net realized gains	2,198	2,705	—	—	4,903
Unrealized gains on equity securities	114	1,550	230	—	1,894
Income (loss) before income taxes	$9,292	$3,726	$(7,716)	$—	$5,302
Total revenues	$73,868	$125,702	$9,076	$(9,092)	$199,554
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$161,788	$227,395	$177,638	$(164,535)	$402,286

	For the Year Ended December 31, 2020
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$62,372	$121,167	$—	$—	$183,539
Insurance benefits and losses incurred	39,339	80,537	—	—	119,876
Expenses deferred	(9,910)	(10,233)	—	—	(20,143)
Amortization and depreciation expense	9,772	10,007	594	—	20,373
Other expenses	19,542	34,403	14,526	(8,732)	59,739
Total expenses	58,743	114,714	15,120	(8,732)	179,845
Underwriting income	3,629	6,453	—	—	10,082
Net investment income (loss)	3,586	4,971	1,174	(1,987)	7,744
Other income (loss)	37	11	6,773	(6,745)	76
Operating income (loss)	7,252	11,435	(7,173)	—	11,514
Net realized gains	3,389	4,031	—	—	7,420
Unrealized losses on equity securities	(205)	(3,036)	(190)	—	(3,431)
Income (loss) before income taxes	$10,436	$12,430	$(7,363)	$—	$15,503
Total revenues	$69,179	$127,144	$7,757	$(8,732)	$195,348
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$158,808	$236,197	$183,178	$(172,996)	$405,187

Note 16.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Regulatory matters

Like all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business. Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners. From time to time, and in the ordinary course of business, the Company receives notices and inquiries from state insurance departments with respect to various matters.

In November 2021, the Company was made aware by a state regulatory authority of alleged violations relating to certain sales of insurance policies and that the Company may be subject to regulatory action, including fines. Management is currently engaged in discussions with the state regulatory authorities with respect to a resolution; however, inasmuch as this matter is of recent origin, Management is unable at this time to predict the ultimate outcome.

Note 17.	Subsequent Events

On March 22, 2022, the Company’s board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record as of the close of business on April 13, 2022.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was effective as of December 31, 2021.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to certain rules of the Securities and Exchange Commission that exempt non-accelerated filers, including the Company, from such requirement.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of certain information relating to the executive officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports” (if applicable), “Executive Compensation,” “Certain Relationships and Related Transactions” and “Ratification of the Appointment of the Company’s Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s Annual Meeting of Shareholders to be held on or around May 24, 2022, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

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

Code of Business Conduct and Ethics

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

10.08
Revolving Credit Agreement, dated as of May 12, 2021, by and between Atlantic American Corporation and Truist Bank [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on May 13, 2021].

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	Consent of Dixon Hughes Goodman LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: March 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2022
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	March 25, 2022
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 25, 2022
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	March 25, 2022
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 25, 2022
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 25, 2022
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$1,718	$2,090
Investments	2,749	2,598
Investment in subsidiaries	164,535	172,996
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	1,237	—
Income taxes receivable from subsidiaries	2,171	1,683
Other assets	5,791	4,311
Total assets	$179,439	$184,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deferred tax liability, net	$—	$1,765
Other payables	4,415	4,353
Junior subordinated debentures	33,738	33,738
Total liabilities	38,153	39,856

Shareholders’ equity	141,286	145,060
Total liabilities and shareholders’ equity	$179,439	$184,916

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,380	$6,745
Distributed earnings from subsidiaries	8,400	3,900
Unrealized gains (losses) on equity securities, net	230	(191)
Other	(247)	(784)
Total revenue	15,763	9,670

GENERAL AND ADMINISTRATIVE EXPENSES	13,654	11,521

INTEREST EXPENSE	1,387	1,610
	722	(3,461)
INCOME TAX BENEFIT(1)	(2,840)	(3,623)
	3,562	162
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	719	12,007
NET INCOME	$4,281	$12,169

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$4,281	$12,169
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized (gains) losses on equity securities, net	(230)	191
Depreciation and amortization	538	594
Compensation expense related to share awards	211	437
Equity in undistributed earnings of subsidiaries, net	(719)	(12,007)
(Increase) decrease in intercompany taxes	(489)	622
Deferred income tax benefit	(1,058)	(2,446)
Increase in accounts payable and accrued expenses	63	121
Other, net	(1,966)	917
Net cash provided by operating activities	631	598

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(49)	(95)
Net cash used in investing activities	(49)	(95)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	—
Proceeds from shares issued under stock plans	6	9
Treasury stock acquired — net employee share-based compensation	(153)	(91)
Net cash used in financing activities	(954)	(481)

Net (decrease) increase in cash	(372)	22
Cash and cash equivalents at beginning of year	2,090	2,068
Cash and cash equivalents at end of year	$1,718	$2,090

Supplemental disclosure:
Cash paid for interest	$1,389	$1,665
Cash paid for income taxes	$3,202	$3,883
Intercompany tax settlement from subsidiaries	$6,734	$1,798

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2021:
Bankers Fidelity	$36,308	$115,712		$3,689	$1,360
American Southern	2,390	57,256		23,780	—
	$38,698	$172,968	(1)	$27,469	$1,360

December 31, 2020:
Bankers Fidelity	$37,312	$115,136		$4,199	$1,526
American Southern	2,299	54,883		22,932	—
	$39,611	$170,019	(2)	$27,131	$1,526

(1)	Includes future policy benefits of $87,348 and losses and claims of $85,620.
(2)	Includes future policy benefits of $90,872 and losses and claims of $79,147.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2021:
Bankers Fidelity	$116,234	$5,204	$87,261	$13,465	$21,250	$—
American Southern	67,982	3,570	44,433	10,599	9,544	69,403
Corporate & other	—	(246)	—	—	7,700	—
	$184,216	$8,528	$131,694	$24,064	$38,494	$69,403

December 31, 2020:
Bankers Fidelity	$121,167	$4,971	$80,537	$9,803	$24,374	$—
American Southern	62,372	3,586	39,339	9,590	9,814	64,366
Corporate & other	—	(813)	—	—	6,388	—
	$183,539	$7,744	$119,876	$19,393	$40,576	$64,366

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year ended December 31, 2021:
Life insurance in force	$416,480	$(9,487)	$—	$406,993

Premiums —
Bankers Fidelity	$183,382	$(67,155)	$7	$116,234	0.0%
American Southern	52,424	(6,511)	22,069	67,982	32.5%
Total premiums	$235,806	$(73,666)	$22,076	$184,216	12.0%

Year ended December 31, 2020:
Life insurance in force	$294,392	$(11,032)	$—	$283,360

Premiums —
Bankers Fidelity	$193,082	$(71,924)	$9	$121,167	0.0%
American Southern	45,127	(5,890)	23,135	62,372	37.1%
Total premiums	$238,209	$(77,814)	$23,144	$183,539	12.6%

See accompanying report of independent registered public accounting firm.

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2021	$2,390	$57,256	$23,780	$67,982	$3,570	$48,678	$(4,245)	$10,599	$40,370	$69,403

December 31, 2020	$2,299	$54,883	$22,932	$62,372	$3,586	$39,859	$(520)	$9,590	$37,645	$64,366

See accompanying report of independent registered public accounting firm.