Form 10-Q
period 2022-03-31
ATLANTIC AMERICAN CORP
filed 2022-05-11
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on April 30, 2022 was 20,403,576.

ATLANTIC AMERICAN CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements are all statements other than those of historical fact. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. Forward-looking statements are inherently subject to various risks and uncertainties and the Company’s actual results could differ materially from the results expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and other subsequent filings made by the Company from time to time with the Securities and Exchange Commission. In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$15,612	$24,753
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $239,452 and $238,597)	240,038	260,986
Equity securities, at fair value (cost: $4,906 and $4,907)	21,316	19,124
Other invested assets (cost: $918 and $698)	420	198
Policy loans	1,814	1,858
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	264,864	283,442
Receivables:
Reinsurance	27,036	27,416
Insurance premiums and other (net of allowance for doubtful accounts: $185 and $188)	11,550	14,959
Deferred income taxes, net	5,447	1,755
Deferred acquisition costs	39,875	38,698
Other assets	8,103	8,719
Intangibles	2,544	2,544
Total assets	$375,031	$402,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$85,541	$87,348
Unearned premiums	19,834	27,469
Losses and claims	85,235	85,620
Other policy liabilities	961	1,360
Total insurance reserves and policyholder funds	191,571	201,797
Accounts payable and accrued expenses	23,299	25,465
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	248,608	261,000

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,403,576 and 20,378,576	22,401	22,401
Additional paid-in capital	57,443	57,441
Retained earnings	53,599	51,264
Accumulated other comprehensive income	463	17,688
Unearned stock grant compensation	(117)	(73)
Treasury stock, at cost: 1,997,318 and 2,022,318 shares	(7,421)	(7,490)
Total shareholders’ equity	126,423	141,286
Total liabilities and shareholders’ equity	$375,031	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Insurance premiums, net	$47,081	$46,090
Net investment income	2,340	2,113
Realized investment gains (losses), net	(10)	121
Unrealized gains on equity securities, net	2,193	744
Other income	4	7
Total revenue	51,608	49,075
Benefits and expenses:
Insurance benefits and losses incurred	31,169	33,272
Commissions and underwriting expenses	12,836	12,564
Interest expense	354	346
Other expense	3,453	3,440
Total benefits and expenses	47,812	49,622
Income (loss) before income taxes	3,796	(547)
Income tax expense (benefit)	954	(116)
Net income (loss)	2,842	(431)
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$2,743	$(530)
Earnings (loss) per common share (basic)	$0.13	$(0.03)
Earnings (loss) per common share (diluted)	$0.13	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$2,842	$(431)
Other comprehensive loss:
Available-for-sale fixed maturity securities:
Gross unrealized holding loss arising in the period	(21,813)	(13,747)
Related income tax effect	4,581	2,887
Subtotal	(17,232)	(10,860)
Less: reclassification adjustment for net realized (gains) losses included in net income (loss)	10	(121)
Related income tax effect	(3)	25
Subtotal	7	(96)
Total other comprehensive loss, net of tax	(17,225)	(10,956)
Total comprehensive loss	$(14,383)	$(11,387)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; In thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,441	57,437
Restricted stock grants, net of forfeitures	2	—
Issuance of shares under stock plans	—	1
Balance, end of period	57,443	57,438
Retained earnings:
Balance, beginning of period	51,264	47,790
Net income (loss)	2,842	(431)
Dividends on common stock	(408)	(408)
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	53,599	46,852
Accumulated other comprehensive income:
Balance, beginning of period	17,688	25,000
Other comprehensive loss, net of tax	(17,225)	(10,956)
Balance, end of period	463	14,044
Unearned Stock Grant Compensation:
Balance, beginning of period	(73)	(284)
Restricted stock grants, net of forfeitures	(71)	—
Amortization of unearned compensation	27	67
Balance, end of period	(117)	(217)
Treasury Stock:
Balance, beginning of period	(7,490)	(7,339)
Restricted stock grants, net of forfeitures	69	—
Issuance of shares under stock plans	—	1
Balance, end of period	(7,421)	(7,338)
Total shareholders’ equity	$126,423	$133,235
Dividends declared on common stock per share	$0.02	$0.02
Common shares outstanding:
Balance, beginning of period	20,378,576	20,415,243
Issuance of shares under stock plans	—	539
Restricted stock grants, net of forfeitures	25,000	—
Balance, end of period	20,403,576	20,415,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,842	$(431)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Additions to) amortization of acquisition costs, net	(1,177)	1,513
Realized investment losses (gains), net	10	(121)
Unrealized gains on equity securities, net	(2,193)	(744)
Earnings from equity method investees	(2)	—
Compensation expense related to share awards	27	67
Depreciation and amortization	240	264
Deferred income tax expense (benefit)	886	(492)
Decrease in receivables, net	3,789	4,559
Decrease in insurance reserves and policyholder funds	(10,226)	(6,693)
Decrease in accounts payable and accrued expenses	(2,676)	(2,250)
Other, net	473	(1,716)
Net cash used in operating activities	(8,007)	(6,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	44	13,266
Proceeds from investments matured, called or redeemed	3,875	4,506
Investments purchased	(5,052)	(10,564)
Additions to property and equipment	(1)	(39)
Net cash (used in) provided by investing activities	(1,134)	7,169

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shares issued under stock plans	—	2
Net cash provided by financing activities	—	2

Net (decrease) increase in cash and cash equivalents	(9,141)	1,127
Cash and cash equivalents at beginning of period	24,753	19,319
Cash and cash equivalents at end of period	$15,612	$20,446

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$346	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2022 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2022 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the 2021 Annual Report, except as noted below for the adoption of new accounting standards.

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

Future Adoption of New Accounting Standards

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2021 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2022 and December 31, 2021.

Fixed maturities were comprised of the following:

	March 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$47,852	$172	$2,098	$49,778
Obligations of states and political subdivisions	11,058	228	63	10,893
Corporate securities:
Utilities and telecom	27,051	955	695	26,791
Financial services	65,895	1,868	1,250	65,277
Other business – diversified	36,107	1,255	823	35,675
Other consumer – diversified	51,832	1,701	714	50,845
Total corporate securities	180,885	5,779	3,482	178,588
Redeemable preferred stocks:
Other consumer – diversified	243	50	—	193
Total redeemable preferred stocks	243	50	—	193
Total fixed maturities	$240,038	$6,229	$5,643	$239,452

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	$763	$416	$49,951
Obligations of states and political subdivisions	11,644	749	—	10,895
Corporate securities:
Utilities and telecom	29,717	2,961	44	26,800
Financial services	70,921	6,759	48	64,210
Other business – diversified	40,216	4,631	106	35,691
Other consumer – diversified	57,940	7,185	103	50,858
Total corporate securities	198,794	21,536	301	177,559
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$260,986	$23,106	$717	$238,597

Bonds having an amortized cost of $10,879 and $11,169 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2022 and December 31, 2021, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $4,762 and $5,371 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2022 and December 31, 2021, respectively.

Equity securities were comprised of the following:

	March 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$878	$605	$—	$273
Other business – diversified	20,438	15,805	—	4,633
Total equity securities	$21,316	$16,410	$—	$4,906

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$799	525	—	274
Other business – diversified	18,325	13,692	—	4,633
Total equity securities	$19,124	$14,217	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2022 and December 31, 2021 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022		December 31, 2021
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,407	$1,403	$1,734	$1,730
Due after one year through five years	29,051	28,969	24,926	23,593
Due after five years through ten years	65,067	65,159	73,725	68,338
Due after ten years	107,568	105,175	122,045	106,181
Asset backed securities	36,945	38,746	38,556	38,755
Totals	$240,038	$239,452	$260,986	$238,597

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$33,399	$1,555	$5,041	$543	$38,440	$2,098
Obligations of states and political subdivisions	3,394	63	—	—	3,394	63
Corporate securities	65,680	2,732	4,978	750	70,658	3,482
Total temporarily impaired securities	$102,473	$4,350	$10,019	$1,293	$112,492	$5,643

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,141	$416	$—	$—	$30,141	$416
Corporate securities	3,326	49	4,761	252	8,087	301
Total temporarily impaired securities	$33,467	$465	$4,761	$252	$38,228	$717

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

There were no OTTI charges recorded during the three month periods ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, there were 141 and 61 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The increase in the number of securities in an unrealized loss position during the three month period ended March 31, 2022, was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment.  The Company does not currently intend to sell, nor does it expect to be required to sell, any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of March 31, 2022.

The following table is a summary of realized investment gains (losses) for the three month period ended March 31, 2022 and 2021.

	Three Months Ended March 31, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(10)	—	—	(10)
Realized investment losses, net	$(10)	$—	$—	$(10)

	Three Months Ended March 31, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$121	$—	$—	$121
Losses	—	—	—	—
Realized investment gains, net	$121	$—	$—	$121

The following table presents the portion of unrealized gains related to equity securities still held for the three month period ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Net realized and unrealized gains recognized during the period on equity securities	$2,193	$744
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the reporting period on equity securities, net	$2,193	$744

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $420 and $198 as of March 31, 2022 and December 31, 2021, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2022 and December 31, 2021.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $1,658 and $1,436, as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had outstanding commitments totaling $12,777 and $1,997, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of two fixed maturity securities and one equity security. As of March 31, 2022 and December 31, 2021, the value of the fixed maturities valued using Level 3 criteria was $0 and $250, respectively. As of March 31, 2022 and December 31, 2021, the value of the equity security valued using Level 3 criteria was $156 and $157, respectively. The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$240,038	$—	$240,038
Equity securities	21,160	—	156	21,316
Cash equivalents	11,534	—	—	11,534
Total	$32,694	$240,038	$156	$272,888

As of December 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$250	$260,486	$250	$260,986
Equity securities	18,967	—	157	19,124
Cash equivalents	12,713	—	—	12,713
Total	$31,930	$260,486	$407	$292,823

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021.

			March 31, 2022		December 31, 2021
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$15,612	$15,612	$24,753	$24,753
Fixed maturities		(1)	240,038	240,038	260,986	260,986
Equity securities		(1)	21,316	21,316	19,124	19,124
Other invested assets	Level 3		420	420	198	198
Policy loans	Level 2		1,814	1,814	1,858	1,858
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	33,115	33,738	33,728

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 5.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022		2021
Beginning insurance reserves for losses and claims, gross	$85,620		$79,147
Less: Reinsurance recoverable on unpaid losses	(17,690)		(17,600)
Beginning insurance reserves for losses and claims, net	67,930		61,547

Incurred related to:
Current accident year	32,542		32,928
Prior accident year development (1)	(1,523	)(2)	475	(3)
Total incurred	31,019		33,403

Paid related to:
Current accident year	10,629		10,917
Prior accident years	19,966		20,984
Total paid	30,595		31,901
Ending insurance reserves for losses and claims, net	68,354		63,049
Plus: Reinsurance recoverable on unpaid losses	16,881		18,236
Ending insurance reserves for losses and claims, gross	$85,235		$81,285

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

(2)	Prior years’ development was primarily the result of favorable development in both the life and health and the property and casualty operations.

(3)
Prior years’ development was primarily the result of unfavorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity. Partially offsetting the unfavorable development was favorable development in the property and casualty operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2022	2021
Total incurred losses	$31,019	$33,403
Cash surrender value and matured endowments	362	247
Benefit reserve changes	(212)	(378)
Total insurance benefits and losses incurred	$31,169	$33,272

Note 6.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of March 31, 2022, the Company does not have any outstanding borrowings under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2022 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2022	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2022	$18,042	$15,696
Net balance December 31, 2021	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 7.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended March 31, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,842	20,380
Less preferred stock dividends	(99)	—
Net income applicable to common shareholders	2,743	20,380	$0.13
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	99	1,378
Net income applicable to common shareholders	$2,842	21,758	$0.13

	Three Months Ended March 31, 2021
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(431)	20,415
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(530)	20,415	(0.03)

The assumed conversion of the Company’s Series D preferred stock was excluded from the loss per common share calculation for three month period ended March 31, 2021 since its impact would have been antidilutive.

Note 8.          Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. During the three month period ended March 31, 2022, a total of 25,000 restricted shares, with an estimated fair value of $69 were issued under the 2012 Plan.  During 2021, there were no restricted shares issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan for 2022 and 2021 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2022 or 2021. Shares available for future grant at March 31, 2022 and December 31, 2021 were 910,200 and 935,200, respectively.

Note 9.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2022	2021
Federal income tax provision at statutory rate of 21%	$797	$(115)
Dividends-received deduction	(6)	(9)
Meals and entertainment	10	4
Parking disallowance	4	4
Penalties and fines	149	—
Income tax expense (benefit)	$954	$(116)

The components of income tax expense (benefit) were:

	Three Months Ended March 31,
	2022	2021
Current – Federal	$68	$376
Deferred – Federal	886	(492)
Total	$954	$(116)

Note 10.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2022 and March 31, 2021 was $254.

Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2022	2021
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$255	$251
Right-of-use assets included in other assets on the condensed consolidated balance sheet	3,963	4,664
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	4.6 years	5.6 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2022	$776
2023	1,048
2024	1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	4,914
Less: present value adjustment	717
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,197

As of March 31, 2022, the Company has no operating leases that have not yet commenced.

Note 11.	Commitments and Contingencies

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

In November 2021, the Company was made aware by a state regulatory authority of alleged violations relating to certain sales of insurance policies and that the Company may be subject to regulatory action, including fines.  Subsequent to March 31, 2022, the Company agreed to settle the matter through a consent order which included a penalty that has been recorded as a liability in the financial statements as of March 31, 2022.

Note 12.	Segment Information

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2022 and 2021.

Assets	March 31, 2022	December 31, 2021
American Southern	$141,480	$161,788
Bankers Fidelity	217,617	227,395
Corporate and Other	15,934	13,103
Total assets	$375,031	$402,286

	Three Months Ended March 31,
Revenues	2022	2021
American Southern	$18,506	$17,526
Bankers Fidelity	32,889	31,540
Corporate and Other	213	9
Total revenue	$51,608	$49,075

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2022	2021
American Southern	$2,085	$1,490
Bankers Fidelity	3,451	134
Corporate and Other	(1,740)	(2,171)
Income (loss) before income taxes	$3,796	$(547)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for three month period ended March 31, 2022. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2021 Annual Report. Except as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2021 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2022 and the comparable period in 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Insurance premiums, net	$47,081	$46,090
Net investment income	2,340	2,113
Realized investment gains (losses), net	(10)	121
Unrealized gains on equity securities, net	2,193	744
Other income	4	7
Total revenue	51,608	49,075
Insurance benefits and losses incurred	31,169	33,272
Commissions and underwriting expenses	12,836	12,564
Interest expense	354	346
Other expense	3,453	3,440
Total benefits and expenses	47,812	49,622
Income (loss) before income taxes	$3,796	$(547)
Net income (loss)	$2,842	$(431)

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

A reconciliation of net income (loss) to operating income (loss) for the three month period ended March 31, 2022 and the comparable period in 2021 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2022	2021
	(In thousands)
Net income (loss)	$2,842	$(431)
Income tax expense (benefit)	954	(116)
Realized investment (gains) losses, net	10	(121)
Unrealized gains on equity securities, net	(2,193)	(744)
Non-GAAP operating income (loss)	$1,613	$(1,412)

On a consolidated basis, the Company had net income of $2.8 million, or $0.13 per diluted share, for the three month period ended March 31, 2022, compared to net loss of $0.4 million, or $0.03 per diluted share, for the three month period ended March 31, 2021.  Premium revenue for the three month period ended March 31, 2022 increased $1.0 million, or 2.2%, to $47.1 million from $46.1 million in the three month period ended March 31, 2021.   The increase in premium revenue was primarily attributable to an increase in the automobile physical damage line of business in the property and casualty operations.  Also contributing to this increase in premium revenue was an increase in the life insurance premiums in the life and health operations.

Operating income increased $3.0 million in the three month period ended March 31, 2022 from the three month period ended March 31, 2021.  The increase in operating income was primarily due to favorable loss experience in the property and casualty operations due to a decrease in the frequency and severity of claims within the automobile physical damage line of business. Also contributing to the increase in operating income was favorable loss experience in the life and health operations, primarily as a result of an increase in earned premium within the group lines of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2022 and the comparable period in 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Gross written premiums	$11,558	$11,462
Ceded premiums	(1,617)	(1,684)
Net written premiums	$9,941	$9,778
Net earned premiums	$17,343	$16,615
Insurance benefits and losses incurred	10,478	11,749
Commissions and underwriting expenses	5,943	4,286
Underwriting income	$922	$580
Loss ratio	60.4%	70.7%
Expense ratio	34.3	25.8
Combined ratio	94.7%	96.5%

Gross written premiums at American Southern increased $0.1 million, or 0.8%, during the three month period ended March 31, 2022 from the comparable period in 2021. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile physical damage line of business from existing agencies, as well as increases in the surety line of business.  Partially offsetting the increase in gross written premiums was a decrease in premiums written in the auto liability line of business and retro premium adjustments.

Ceded premiums decreased $0.1 million, or 4.0%, during the three month period ended March 31, 2022 from the comparable period in 2021. The decrease in ceded premiums in 2022 was primarily due to a decrease in ceding rates for two large programs in the auto liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2022 and the comparable period in 2021:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Automobile liability	$7,625	$7,737
Automobile physical damage	6,023	5,534
General liability	1,429	1,253
Surety	1,465	1,317
Other lines	801	774
Total	$17,343	$16,615

Net earned premiums increased $0.7 million, or 4.4%, during the three month period ended March 31, 2022 over the comparable period in 2021. The increase in net earned premiums was primarily attributable to an increase in automobile physical damage coverage resulting from existing agencies as previously mentioned.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern decreased $1.3 million, or 10.8%, during the three month period ended March 31, 2022 over the comparable period in 2021. As a percentage of earned premiums, insurance benefits and losses incurred were 60.4% in the three month period ended March 31, 2022, compared to 70.7% in the three month period ended March 31, 2021. The decrease in the loss ratio during the three month period ended March 31, 2022 was primarily due to a decrease in the frequency and severity of claims in the automobile physical damage line of business, as well as in the inland marine segment of the other line of business.

Commissions and underwriting expenses increased $1.7 million, or 38.7%, during the three month period ended March 31, 2022, over the comparable period in 2021. As a percentage of earned premiums, underwriting expenses were 34.3% in the three month period ended March 31, 2022, compared to 25.8% in the three month period ended March 31, 2021. The increase in the expense ratio during the three month period ended March 31, 2022 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2022, variable commissions at American Southern increased by $1.1 million from the comparable period in 2021 due to more favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2022 and the comparable period in 2021:

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Medicare supplement	$37,971	$40,992
Other health products	2,973	2,387
Life insurance	4,517	2,887
Gross earned premiums	45,461	46,266
Ceded premiums	(15,723)	(16,791)
Net earned premiums	29,738	29,475
Insurance benefits and losses incurred	20,691	21,523
Commissions and underwriting expenses	8,746	9,885
Total expenses	29,437	31,408
Underwriting income (loss)	$301	$(1,933)
Loss ratio	69.6%	73.0%
Expense ratio	29.4	33.5
Combined ratio	99.0%	106.5%

Net earned premium revenue at Bankers Fidelity increased $0.3 million, or 0.9%, during the three month period ended March 31, 2022, from the comparable period in 2021. Gross earned premiums from the Medicare supplement line of business decreased $3.0 million, or 7.4%, during the three month period ended March 31, 2022, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.6 million, or 24.5%, during the three month period ended March 31, 2022, over the comparable period in 2021, primarily as a result of new sales of the company’s group health products. Gross earned premiums from the life insurance line of business increased $1.6 million, or 56.5%, during the three month period ended March 31, 2022 over the comparable period in 2021 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.1 million, or 6.4%, during the three month period ended March 31, 2022, from the comparable period in 2021.  The decrease in ceded premiums for the three month period ended March 31, 2022 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $0.8 million, or 3.9%, during the three month period ended March 31, 2022, from the comparable period in 2021.  As a percentage of earned premiums, insurance benefits and losses incurred were 69.6% in the three month period ended March 31, 2022, compared to 73.0% in the three month period ended March 31, 2021.  The decrease in the loss ratio for the three month period ended March 31, 2022 was primarily due to a decrease in the number of incurred claims within the Medicare supplement line of business.

Commissions and underwriting expenses decreased $1.1 million, or 11.5%, during the three month period ended March 31, 2022, over the comparable period in 2021.  As a percentage of earned premiums, underwriting expenses were 29.4% in the three month period ended March 31, 2022, compared to 33.5% in the three month period ended March 31, 2021.  The decrease in the expense ratio for the three month period ended March 31, 2022 was primarily due to the level of additions to deferred acquisition costs (“DAC”) exceeding the amortization of DAC.

Net Investment Income and Realized Gains

Investment income increased $0.2 million, or 10.7%, during the three month period ended March 31, 2022, from the comparable period in 2021. The increase in investment income was attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.1 million.

The Company had net realized investment losses of $0.01 million during the three month period ended March 31, 2022, compared to net realized investment gains of $0.1 million during the three month period ended March 31, 2021.   The net realized investment losses during the three month period ended March 31, 2022 resulted primarily from the redemption of the Company’s investment in a fixed maturity. The net realized investment gains during the three month period ended March 31, 2021 resulted primarily from the disposition of several of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $2.2 million during the three month period ended March 31, 2022 and unrealized gains on equity securities of $0.7 million during the three month period ended March 31, 2021.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased slightly during the three month period ended March 31, 2022, from the comparable period in 2021. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2022, the Parent had approximately $3.5 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $1.3 million for the three month period ended March 31, 2022, compared to statutory net income of $2.1 million for the three month period ended March 31, 2021. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2022, American Southern had $53.4 million of statutory capital and surplus and Bankers Fidelity had $38.5 million of statutory capital and surplus. In 2022, dividend payments by the Parent’s insurance subsidiaries in excess of $5.6 million would require prior approval. Through March 31, 2022, the Parent received dividends of $1.5 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2022, the effective interest rate was 4.57%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2022, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At March 31, 2022, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2022, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.1 million, as of March 31, 2022. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of March 31, 2022, BFLIC has pledged bonds having an amortized cost of $4.8 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of 2022, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of March 31, 2022, the Company does not have any outstanding borrowings under the Credit Agreement.

Cash and cash equivalents decreased from $24.8 million at December 31, 2021 to $15.6 million at March 31, 2022. The decrease in cash and cash equivalents during the three month period ended March 31, 2022 was primarily attributable to net cash used in operating activities of $8.0 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $1.1 million as a result of investment purchases exceeding investment sales and maturity of securities.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2022	—	$—	—	325,129
February 1 – February 28, 2022	—	—	—	325,129
March 1 – March 31, 2022	—	—	—	325,129
Total	—	$—	—

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 11, 2022	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)