Form 10-Q
period 2022-06-30
ATLANTIC AMERICAN CORP
filed 2022-08-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on June 30, 2022 was 20,398,497.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$15,910	$24,753
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $238,401 and $238,597)	219,282	260,986
Equity securities, at fair value (cost: $4,906 and $4,907)	16,450	19,124
Other invested assets (cost: $5,628 and $698)	5,128	198
Policy loans	1,799	1,858
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	243,935	283,442
Receivables:
Reinsurance	26,017	27,416
Insurance premiums and other (net of allowance for doubtful accounts: $175 and $188)	29,087	14,959
Deferred income taxes, net	11,166	1,755
Deferred acquisition costs	42,244	38,698
Other assets	8,371	8,719
Intangibles	2,544	2,544
Total assets	$379,274	$402,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$85,204	$87,348
Unearned premiums	38,650	27,469
Losses and claims	87,098	85,620
Other policy liabilities	922	1,360
Total insurance reserves and policyholder funds	211,874	201,797
Accounts payable and accrued expenses	23,561	25,465
Revolving credit facility	1,000	—
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	270,173	261,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,398,497 and 20,378,576	22,401	22,401
Additional paid-in capital	57,443	57,441
Retained earnings	51,820	51,264
Accumulated other comprehensive income (loss)	(15,103)	17,688
Unearned stock grant compensation	(79)	(73)
Treasury stock, at cost: 2,002,397 and 2,022,318 shares	(7,436)	(7,490)
Total shareholders’ equity	109,101	141,286
Total liabilities and shareholders’ equity	$379,274	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Insurance premiums, net	$47,065	$45,133	$94,146	$91,223
Net investment income	2,529	2,266	4,869	4,379
Realized investment gains (losses), net	(62)	50	(72)	171
Unrealized gains (losses) on equity securities, net	(4,866)	4,003	(2,673)	4,747
Other income	3	5	7	12
Total revenue	44,669	51,457	96,277	100,532

Benefits and expenses:
Insurance benefits and losses incurred	32,753	31,703	63,922	64,975
Commissions and underwriting expenses	10,215	12,179	23,051	24,743
Interest expense	414	347	768	693
Other expense	3,402	3,474	6,855	6,914
Total benefits and expenses	46,784	47,703	94,596	97,325
Income (loss) before income taxes	(2,115)	3,754	1,681	3,207
Income tax expense (benefit)	(436)	792	518	676
Net income (loss)	(1,679)	2,962	1,163	2,531
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$(1,779)	$2,862	$964	$2,332
Earnings (loss) per common share (basic)	$(0.09)	$0.14	$0.05	$0.11
Earnings (loss) per common share (diluted)	$(0.09)	$0.14	$0.05	$0.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(1,679)	$2,962	$1,163	$2,531
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	(19,748)	7,940	(41,561)	(5,807)
Related income tax effect	4,147	(1,668)	8,728	1,219
Subtotal	(15,601)	6,272	(32,833)	(4,588)
Less: reclassification adjustment for net realized (gains) losses included in net income (loss)	43	(50)	53	(171)
Related income tax effect	(8)	11	(11)	36
Subtotal	35	(39)	42	(135)
Total other comprehensive income (loss), net of tax	(15,566)	6,233	(32,791)	(4,723)
Total comprehensive income (loss)	$(17,245)	$9,195	$(31,628)	$(2,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,443	57,438	57,441	57,437
Restricted stock grants, net of forfeitures	—	—	2	—
Issuance of shares under stock plans	—	1	—	2
Balance, end of period	57,443	57,439	57,443	57,439
Retained earnings:
Balance, beginning of period	53,599	46,852	51,264	47,790
Net income (loss)	(1,679)	2,962	1,163	2,531
Dividends on common stock	—	—	(408)	(408)
Dividends accrued on preferred stock	(100)	(100)	(199)	(199)
Balance, end of period	51,820	49,714	51,820	49,714
Accumulated other comprehensive income (loss):
Balance, beginning of period	463	14,044	17,688	25,000
Other comprehensive income (loss), net of tax	(15,566)	6,233	(32,791)	(4,723)
Balance, end of period	(15,103)	20,277	(15,103)	20,277
Unearned stock grant compensation:
Balance, beginning of period	(117)	(217)	(73)	(284)
Restricted stock grants, net of forfeitures	—	—	(71)	—
Amortization of unearned compensation	38	67	65	134
Balance, end of period	(79)	(150)	(79)	(150)
Treasury stock:
Balance, beginning of period	(7,421)	(7,338)	(7,490)	(7,339)
Restricted stock grants, net of forfeitures	—	—	69	—
Net shares acquired related to employee share-based compensation plans	(15)	(24)	(15)	(24)
Issuance of shares under stock plans	—	1	—	2
Balance, end of period	(7,436)	(7,361)	(7,436)	(7,361)

Total shareholders’ equity	$109,101	$142,375	$109,101	$142,375
Dividends declared on common stock per share	$—	$—	$0.02	$0.02
Common shares outstanding:
Balance, beginning of period	20,403,576	20,415,782	20,378,576	20,415,243
Net shares acquired under employee share-based compensation plans	(5,079)	(5,479)	(5,079)	(5,479)
Issuance of shares under stock plans	—	460	—	999
Restricted stock grants, net of forfeitures	—	—	25,000	—
Balance, end of period	20,398,497	20,410,763	20,398,497	20,410,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,163	$2,531
Adjustments to reconcile net income to net cash used in operating activities:
(Additions to) amortization of acquisition costs, net	(3,546)	1,149
Realized investment losses (gains), net	72	(171)
Unrealized (gains) losses on equity securities, net	2,673	(4,747)
Earnings from equity method investees	18	—
Compensation expense related to share awards	65	134
Depreciation and amortization	465	510
Deferred income tax benefit	(694)	(393)
Increase in receivables, net	(12,729)	(14,734)
Increase in insurance reserves and policyholder funds	10,077	7,197
Decrease in accounts payable and accrued expenses	(2,104)	(4,112)
Other, net	124	(1,250)
Net cash used in operating activities	(4,416)	(13,886)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	221	14,546
Proceeds from investments matured, called or redeemed	6,241	7,064
Investments purchased	(11,398)	(17,018)
Additions to property and equipment	(68)	(65)
Net cash (used in) provided by investing activities	(5,004)	4,527

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	—	4
Treasury stock acquired — net employee share-based compensation	(15)	(24)
Proceeds from revolving credit facility, net	1,000	—
Net cash provided by (used in) financing activities	577	(428)

Net decrease in cash and cash equivalents	(8,843)	(9,787)
Cash and cash equivalents at beginning of period	24,753	19,319
Cash and cash equivalents at end of period	$15,910	$9,532

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$726	$697
Cash paid for income taxes	$899	$2,602

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three and six month periods ended June 30, 2022 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2022 or for any other future period.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2022 and December 31, 2021.

Fixed maturities were comprised of the following:

	June 30, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$45,353	$—	$3,968	$49,321
Obligations of states and political subdivisions	9,825	179	1,244	10,890
Corporate securities:
Utilities and telecom	24,779	496	2,500	26,783
Financial services	61,193	551	5,124	65,766
Other business – diversified	31,375	108	3,350	34,617
Other consumer – diversified	46,526	88	4,393	50,831
Total corporate securities	163,873	1,243	15,367	177,997
Redeemable preferred stocks:
Other consumer – diversified	231	38	—	193
Total redeemable preferred stocks	231	38	—	193
Total fixed maturities	$219,282	$1,460	$20,579	$238,401

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	$763	$416	$49,951
Obligations of states and political subdivisions	11,644	749	—	10,895
Corporate securities:
Utilities and telecom	29,717	2,961	44	26,800
Financial services	70,921	6,759	48	64,210
Other business – diversified	40,216	4,631	106	35,691
Other consumer – diversified	57,940	7,185	103	50,858
Total corporate securities	198,794	21,536	301	177,559
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$260,986	$23,106	$717	$238,597

Bonds having an amortized cost of $11,049 and $11,169 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2022 and December 31, 2021, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $7,872 and $5,371 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta ("FHLB") at June 30, 2022 and December 31, 2021, respectively.

Equity securities were comprised of the following:

	June 30, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$721	$448	$—	$273
Other business – diversified	15,729	11,096	—	4,633
Total equity securities	$16,450	$11,544	$—	$4,906

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$799	$525	$—	$274
Other business – diversified	18,325	13,692	—	4,633
Total equity securities	$19,124	$14,217	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2022 and December 31, 2021 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022		December 31, 2021
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$4,414	$4,402	$1,734	$1,730
Due after one year through five years	29,475	30,290	24,926	23,593
Due after five years through ten years	58,472	62,750	73,725	68,338
Due after ten years	92,483	103,117	122,045	106,181
Asset backed securities	34,438	37,842	38,556	38,755
Totals	$219,282	$238,401	$260,986	$238,597

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$40,587	$3,139	$4,570	$829	$45,157	$3,968
Obligations of states and political subdivisions	6,114	1,244	—	—	6,114	1,244
Corporate securities	141,293	14,203	4,559	1,164	145,852	15,367
Total temporarily impaired securities	$187,994	$18,586	$9,129	$1,993	$197,123	$20,579

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,141	$416	$—	$—	$30,141	$416
Corporate securities	3,326	49	4,761	252	8,087	301
Total temporarily impaired securities	$33,467	$465	$4,761	$252	$38,228	$717

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

There were no OTTI charges recorded during the three month and six month periods ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, there were 227 and 61 securities, respectively, in an unrealized loss position, which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number of securities in an unrealized loss position during the six month period ended June 30, 2022 was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of June 30, 2022.

The following tables summarize realized investment gains (losses) for the three month and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(43)	—	(19)	(62)
Realized investment losses, net	$(43)	$—	$(19)	$(62)

	Three Months Ended June 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$50	$—	$—	$50
Losses	—	—	—	—
Realized investment gains, net	$50	$—	$—	$50

	Six Months Ended June 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(53)	—	(19)	(72)
Realized investment losses, net	$(53)	$—	$(19)	$(72)

	Six Months Ended June 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$171	$—	$—	$171
Losses	—	—	—	—
Realized investment gains, net	$171	$—	$—	$171

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and six month periods ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(4,866)	$4,003	$(2,673)	$4,747
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$(4,866)	$4,003	$(2,673)	$4,747

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $5,128 and $198 as of June 30, 2022 and December 31, 2021, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of June 30, 2022 and December 31, 2021.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $6,366 and $1,436, as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had outstanding commitments totaling $5,872 and $1,997, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of two fixed maturity securities and one equity security. As of June 30, 2022 and December 31, 2021, the value of the fixed maturities valued using Level 3 criteria was $0 and $250, respectively. As of June 30, 2022 and December 31, 2021, the value of the equity security valued using Level 3 criteria was $156 and $157, respectively. The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$219,282	$—	$219,282
Equity securities	16,294	—	156	16,450
Cash equivalents	10,019	—	—	10,019
Total	$26,313	$219,282	$156	$245,751

As of December 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$250	$260,486	$250	$260,986
Equity securities	18,967	—	157	19,124
Cash equivalents	12,713	—	—	12,713
Total	$31,930	$260,486	$407	$292,823

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2022 and December 31, 2021.

			June 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$15,910	$15,910	$24,753	$24,753
Fixed maturities		(1)	219,282	219,282	260,986	260,986
Equity securities		(1)	16,450	16,450	19,124	19,124
Other invested assets	Level 3		5,128	5,128	198	198
Policy loans	Level 2		1,799	1,799	1,858	1,858
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	32,489	33,738	33,728

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Internal-Use Software

On March 3, 2021, the Company entered into a hosting arrangement through a service contract with a third party software solutions vendor to provide a suite of policy, billing, claim, and customer management services.  The software is managed, hosted, supported, and delivered as a cloud-based software service product offering (software-as-a-service).  The initial term of the arrangement is five years from the effective date with a renewal term of an additional five years.

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $500 during the year ended December 31, 2021, and $958 during the six months ended June 30, 2022.  As a result, the Company has capitalized $1,458 in implementation costs in its condensed consolidated balance sheet as of June 30, 2022.  The Company expects the software will be substantially ready for its intended use during 2023.  Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the six months ended June 30, 2022.

Note 6.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022		2021
Beginning insurance reserves for losses and claims, gross	$85,620		$79,147
Less: Reinsurance recoverable on unpaid losses	(17,690)		(17,600)
Beginning insurance reserves for losses and claims, net	67,930		61,547

Incurred related to:
Current accident year	66,260		63,836
Prior accident year development (1)	(3,195	)(2)	589	(3)
Total incurred	63,065		64,425

Paid related to:
Current accident year	32,630		33,295
Prior accident years	28,754		28,429
Total paid	61,384		61,724
Ending insurance reserves for losses and claims, net	69,611		64,248
Plus: Reinsurance recoverable on unpaid losses	17,487		17,225
Ending insurance reserves for losses and claims, gross	$87,098		$81,473

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

(2)
Prior years’ development was primarily the result of favorable development in the property and casualty operations, as well as favorable development in the Medicare supplement line of business in the life and health operations.

(3)
Prior years’ development was primarily the result of unfavorable development in the loss and claim reserves for the Medicare supplement line of business in Bankers Fidelity. Partially offsetting the unfavorable development was favorable development in the property and casualty operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2022	2021
Total incurred losses	$63,065	$64,425
Cash surrender value and matured endowments	1,154	1,692
Benefit reserve changes	(297)	(1,142)
Total insurance benefits and losses incurred	$63,922	$64,975

Note 7.	Credit Arrangements

The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference  rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

Bank Debt

On May 12, 2021, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Credit Agreement provides for an unsecured $10,000 revolving credit facility that matures on April 12, 2024. Under the Credit Agreement, the Company will pay interest on the unpaid principal balance of outstanding revolving loans at the LIBOR Rate (as defined in the Credit Agreement) plus 2.00%, subject to a LIBOR floor rate of 1.00%.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of June 30, 2022, the Company had outstanding borrowings of $1,000 under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2022 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed June 30, 2022	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance June 30, 2022	$18,042	$15,696
Net balance December 31, 2021	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 8.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2022
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,679)	20,402
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(1,779)	20,402	$(0.09)

	Three Months Ended June 30, 2021
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,962	20,414
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	2,862	20,414	$0.14
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$2,962	21,792	$0.14

	Six Months Ended June 30, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Income Per Common Share:
Net income	$1,163	20,391
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$964	20,391	$0.05

	Six Months Ended June 30, 2021
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Income Per Common Share:
Net income	$2,531	20,415
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$2,332	20,415	$0.11

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented, except for the three month period ended June 30, 2021, since its impact would have been antidilutive.

Note 9.	Equity and Incentive Compensation Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. During the six month period ended June 30, 2022, a total of 25,000 restricted shares, with an estimated fair value of $69 were issued under the 2012 Plan.  During 2021, there were no restricted shares issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan during 2022 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2022 or 2021. Shares available for future grant under the 2012 Plan at December 31, 2021 were 935,200.  The 2012 Plan expired on April 30, 2022, ten years after its effective date. As such, no grants have been or will be made under the 2012 Plan on or after its expiration, but outstanding awards granted thereunder will continue in accordance with their terms.

On May 24, 2022, the Company’s shareholders approved the 2022 Equity and Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of up to 3,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards, and succeeded the 2012 Plan for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.  As of June 30, 2022, no shares have been issued under the 2022 Plan.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Federal income tax provision at statutory rate of 21%	$(444)	$788	$353	$673
Dividends-received deduction	(6)	(5)	(12)	(14)
Meals and entertainment	10	10	20	14
Vested stock and club dues	—	(5)	—	(5)
Parking disallowance	4	4	8	8
Penalties and fines	—	—	149	—
Income tax expense (benefit)	$(436)	$792	$518	$676

The components of income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Current – Federal	$1,144	$693	$1,212	$1,069
Deferred – Federal	(1,580)	99	(694)	(393)
Total	$(436)	$792	$518	$676

Note 11.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the six months ended June 30, 2022 and June 30, 2021 was $507.

Additional information regarding the Company’s real estate operating leases is as follows:

	Six Months Ended June 30,
Other information on operating leases:	2022	2021
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$512	$504
Right-of-use assets included in other assets on the condensed consolidated balance sheet	3,781	4,493
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	4.4 years	5.4 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2022	$519
2023	1,048
2024	1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	4,657
Less: present value adjustment	647
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$4,010

As of June 30, 2022, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

In November 2021, the Company was made aware by a state regulatory authority of alleged violations relating to certain sales of insurance policies and that the Company may be subject to regulatory action, including fines.  The Company agreed to settle the matter through a consent order which included a penalty that was recorded in the financial statements in March 2022.

Note 13.	Segment Information

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

Assets	June 30, 2022	December 31, 2021
American Southern	$153,533	$161,788
Bankers Fidelity	202,864	227,395
Corporate and Other	22,877	13,103
Total assets	$379,274	$402,286

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
American Southern	$19,496	$17,522	$38,002	$35,048
Bankers Fidelity	25,569	33,680	58,458	65,220
Corporate and Other	(396)	255	(183)	264
Total revenue	$44,669	$51,457	$96,277	$100,532

Income (Loss) Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
American Southern	$682	$2,073	$2,767	$3,563
Bankers Fidelity	(517)	3,377	2,934	3,511
Corporate and Other	(2,280)	(1,696)	(4,020)	(3,867)
Income (loss) before income taxes	$(2,115)	$3,754	$1,681	$3,207

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2022. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”), and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”). Each operating company is managed separately, offers different products and is evaluated on its individual performance.

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2022 and the comparable periods in 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Insurance premiums, net	$47,065	$45,133	$94,146	$91,223
Net investment income	2,529	2,266	4,869	4,379
Realized investment gains (losses), net	(62)	50	(72)	171
Unrealized gains (losses) on equity securities, net	(4,866)	4,003	(2,673)	4,747
Other income	3	5	7	12
Total revenue	44,669	51,457	96,277	100,532
Insurance benefits and losses incurred	32,753	31,703	63,922	64,975
Commissions and underwriting expenses	10,215	12,179	23,051	24,743
Interest expense	414	347	768	693
Other expense	3,402	3,474	6,855	6,914
Total benefits and expenses	46,784	47,703	94,596	97,325
Income (loss) before income taxes	$(2,115)	$3,754	$1,681	$3,207
Net income (loss)	$(1,679)	$2,962	$1,163	$2,531

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

A reconciliation of net income (loss) to operating income (loss) for the three month and six month periods ended June 30, 2022 and the comparable periods in 2021 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$(1,679)	$2,962	$1,163	$2,531
Income tax expense (benefit)	(436)	792	518	676
Realized investment (gains) losses, net	62	(50)	72	(171)
Unrealized (gains) losses on equity securities, net	4,866	(4,003)	2,673	(4,747)
Non-GAAP operating income (loss)	$2,813	$(299)	$4,426	$(1,711)

On a consolidated basis, the Company had net loss of $1.7 million, or $0.09 per diluted share, for the three month period ended June 30, 2022, compared to net income of $3.0 million, or $0.14 per diluted share, for the three month period ended June 30, 2021.  The Company had net income of $1.2 million, or $0.05 per diluted share, for the six month period ended June 30, 2022, compared to net income of $2.5 million, or $0.11 per diluted share, for the six month period ended June 30, 2021. The decrease in net income for the three month and six month periods ended June 30, 2022 was primarily attributable to the decrease in unrealized gains of $8.9 million and $7.4 million, respectively, over the comparable periods in 2021.

For the three month period ended June 30, 2022, premium revenue increased $1.9 million, or 4.3%, to $47.1 million from $45.1 million in the comparable period in 2021.  For the six month period ended June 30, 2022, premium revenue increased $2.9 million, or 3.2%, to $94.1 million from $91.2 million in the comparable period in 2021.  The increase in premium revenue was primarily attributable to an increase in business writings and price increases in certain programs within the automobile physical damage and automobile liability lines of business in the property and casualty operations.  Also contributing to this increase in premium revenue was an increase in the life insurance premiums in the life and health operations.  Partially offsetting this increase was a decrease in the Medicare supplement line of business in the life and health operations.

Operating income increased $3.1 million in the three month period ended June 30, 2022 from the three month period ended June 30, 2021.  For the six month period ended June 30, 2022, operating income increased $6.1 million from the comparable period in 2021.  The increase in operating income was primarily due to favorable loss experience in the life and health operations, resulting from an increase in earned premium within the group lines of business coupled with a decrease in the number of claims incurred in the Medicare supplement line of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2022 and the comparable periods in 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross written premiums	$39,600	$33,053	$51,158	$44,515
Ceded premiums	(1,722)	(1,565)	(3,339)	(3,249)
Net written premiums	$37,878	$31,488	$47,819	$41,266
Net earned premiums	$18,769	$16,362	$36,112	$32,977
Insurance benefits and losses incurred	14,040	10,157	24,518	21,906
Commissions and underwriting expenses	4,774	5,293	10,717	9,579
Underwriting income	$(45)	$912	$877	$1,492
Loss ratio	74.8%	62.1%	67.9%	66.4%
Expense ratio	25.4	32.3	29.7	29.0
Combined ratio	100.2%	94.4%	97.6%	95.4%

Gross written premiums at American Southern increased $6.5 million, or 19.8%, during the three month period ended June 30, 2022 and $6.6 million, or 14.9%, during the six month period ended June 30, 2022, from the comparable periods in 2021. The increase in gross written premiums during the three month and six month periods ended June 30, 2022 was primarily attributable to an increase in premiums written in the automobile physical damage and automobile liability lines of business, resulting from new business writings and price increases in certain programs.

Ceded premiums increased $0.2 million, or 10.0%, during the three month period ended June 30, 2022 and $0.1 million, or 2.8%, during the six month period ended June 30, 2022, from the comparable periods in 2021. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  Partially offsetting the increase in ceded premiums in 2022 was a decrease in ceding rates for two large programs in the automobile liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2022 and the comparable periods in 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Automobile liability	$8,560	$7,276	$16,185	$15,013
Automobile physical damage	6,447	5,483	12,470	11,017
General liability	1,430	1,424	2,859	2,677
Surety	1,503	1,327	2,968	2,644
Other lines	829	852	1,630	1,626
Total	$18,769	$16,362	$36,112	$32,977

Net earned premiums increased $2.4 million, or 14.7%, during the three month period ended June 30, 2022, and $3.1 million, or 9.5%, during the six month period ended June 30, 2022, over the comparable periods in 2021. The increase in net earned premiums was primarily attributable to an increase in business writings and price increases in certain programs within the automobile physical damage and automobile liability lines of business as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $3.9 million, or 38.2%, during the three month period ended June 30, 2022, and increased $2.6 million, or 11.9%, during the six month period ended June 30, 2022, over the comparable periods in 2021. As a percentage of earned premiums, insurance benefits and losses incurred were 74.8% in the three month period ended June 30, 2022, compared to 62.1% in the three month period ended June 30, 2021.  For the six month period ended June 30, 2022, this ratio increased to 67.9% from 66.4% in the comparable period in 2021.  The increase in the loss ratio during the three month and six month periods ended June 30, 2022 was mainly due to severity of losses reported from programs within the automobile liability line of business.  Partially offsetting this increase was a decrease in the frequency of claims in the automobile physical damage line of business.

Commissions and underwriting expenses decreased $0.5 million, or 9.8%, during the three month period ended June 30, 2022, and increased $1.1 million, or 11.9% during the six month period ended June 30, 2022, over the comparable periods in 2021. As a percentage of earned premiums, underwriting expenses were 25.4% in the three month period ended June 30, 2022, compared to 32.3% in the three month period ended June 30, 2021. For the six month period ended June 30, 2022, this ratio increased to 29.7% from 29.0% in the comparable period in 2021.  The decrease in the expense ratio during the three month period ended June 30, 2022 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended June 30, 2022, variable commissions decreased by $0.7 million from the comparable period in 2021 due to less favorable loss experience from accounts subject to variable commissions. During the six month period ended June 30, 2022, variable commissions increased by $0.4 million, respectively, from the comparable period in 2021 due to favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2022 and the comparable periods in 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Medicare supplement	$37,276	$40,866	$75,247	$81,858
Other health products	2,949	2,368	5,922	4,755
Life insurance	3,570	2,450	8,087	5,337
Gross earned premiums	43,795	45,684	89,256	91,950
Ceded premiums	(15,499)	(16,913)	(31,222)	(33,704)
Net earned premiums	28,296	28,771	58,034	58,246
Insurance benefits and losses incurred	18,713	21,546	39,404	43,069
Commissions and underwriting expenses	7,373	8,756	16,119	18,640
Total expenses	26,086	30,302	55,523	61,709
Underwriting income (loss)	$2,210	$(1,531)	$2,511	$(3,463)
Loss ratio	66.1%	74.9%	67.9%	73.9%
Expense ratio	26.1	30.4	27.8	32.0
Combined ratio	92.2%	105.3%	95.7%	105.9%

Net earned premium revenue at Bankers Fidelity decreased $0.5 million, or 1.7%, during the three month period ended June 30, 2022, and $0.2 million, or 0.4%, during the six month period ended June 30, 2022, from the comparable periods in 2021. Gross earned premiums from the Medicare supplement line of business decreased $3.6 million, or 8.8%, during the three month period ended June 30, 2022, and $6.6 million, or 8.1%, during the six month period ended June 30, 2022, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.6 million, or 24.5%, during the three month period ended June 30, 2022, and $1.2 million, or 24.5%, during the six month period ended June 30, 2022, over the comparable periods in 2021, primarily as a result of new sales of the company’s group health and individual cancer  products. Gross earned premiums from the life insurance line of business increased $1.1 million, or 45.7%, during the three month period ended June 30, 2022, and increased $2.8 million, or 51.5%, during the six month period ended June 30, 2022, over the comparable periods in 2021, primarily due to an increase in the group life products premium.  Partially offsetting this increase was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.4 million, or 8.4%, during the three month period ended June 30, 2022 and $2.5 million, or 7.4%, during the six month period ended June 30, 2022.  The decrease in ceded premiums for the three month and six month periods ended June 30, 2022 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $2.8 million, or 13.1%, during the three month period ended June 30, 2022, and $3.7 million, or 8.5%, during the six month period ended June 30, 2022, from the comparable periods in 2021.  As a percentage of earned premiums, benefits and losses were 66.1% in the three month period ended June 30, 2022, compared to 74.9% in the three month period ended June 30, 2021.  For the six month period ended June 30, 2022, this ratio decreased to 67.9% from 73.9% in the comparable period in 2021.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2022 was primarily due to a decrease in the loss ratio in the Medicare supplement line of business as a result of improved rate adequacy, as well as a decrease in the loss ratio in the group lines of business.

Commissions and underwriting expenses decreased $1.4 million, or 15.8%, during the three month period ended June 30, 2022, and $2.5 million, or 13.5%, during the six month period ended June 30, 2022, over the comparable periods in 2021.  As a percentage of earned premiums, underwriting expenses were 26.1% in the three month period ended June 30, 2022, compared to 30.4% in the three month period ended June 30, 2021.  For the six month period ended June 30, 2022, this ratio decreased to 27.8% from 32.0% in the comparable period in 2021. The decrease in the expense ratio for the three month and six month periods ended June 30, 2022 was primarily due to the level of additions to deferred acquisition costs ("DAC") exceeding the amortization of DAC.

Net Investment Income and Realized Gains (Losses)

Investment income increased $0.3 million, or 11.6%, during the three month period ended June 30, 2022, and $0.5 million, or 11.2%, during the six month period ended June 30, 2022, over the comparable periods in 2021. The increase in investment income was primarily attributable to prepayment income of $0.3 million in each of the three month and six month periods ended June 30, 2022, from the comparable periods in 2021, related to the redemption of certain fixed maturities.  Also, contributing to the increase in investment income was an increase in the equity in earnings from investments in the Company's limited liability companies of $0.04 million and $0.1 million, respectively.

The Company had net realized investment losses of $0.1 million during the three month period ended June 30, 2022, compared to net realized investment gains of $0.1 during the three month period ended June 30, 2021.  The Company had net realized investment losses of $0.1 million during the six month period ended June 30, 2022 and net realized investment gains of $0.2 during the six month period ended June 30, 2021.  The net realized investment losses during the three month and six month periods ended June 30, 2022 resulted primarily from the redemption of several of the Company’s investments in fixed maturity securities. The net realized investment gains during the three month and six month periods ended June 30, 2021 resulted from the disposition of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized losses on equity securities of $4.9 million during the three month period ended June 30, 2022 and unrealized gains on equity securities of $4.0 million during the three month period ended June 30, 2021.  The Company recognized net unrealized losses on equity securities of $2.7 million during the six month period ended June 30, 2022 and unrealized gains on equity securities of $4.7 million during the six month period ended June 30, 2021.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.1 million, or 19.3%, during the three month period ended June 30, 2022, and $0.1 million, or 10.8%, during the six month period ended June 30, 2022, from the comparable periods in 2021. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At June 30, 2022, the Parent had approximately $4.4 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.2 million for the six month period ended June 30, 2022, compared to statutory net income of $1.5 million for the six month period ended June 30, 2021. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2022, American Southern had $52.5 million of statutory capital and surplus and Bankers Fidelity had $35.9 million of statutory capital and surplus. In 2022, dividend payments by the Parent’s insurance subsidiaries in excess of $5.6 million would require prior approval. Through June 30, 2022, the Parent received dividends of $3.0 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2022, the effective interest rate was 5.56%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of June 30, 2022, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At June 30, 2022, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2022, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.2 million, as of June 30, 2022. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of June 30, 2022, BFLIC has pledged bonds having an amortized cost of $7.9 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of 2022, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of June 30, 2022, the Company had outstanding borrowings of $1.0 million under the Credit Agreement.

Cash and cash equivalents decreased from $24.8 million at December 31, 2021 to $15.9 million at June 30, 2022. The decrease in cash and cash equivalents during the six month period ended June 30, 2022 was primarily attributable to net cash used in investing activities of $5.0 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Also contributing to the decrease in cash and cash equivalents was net cash used in operating activities of $4.4 million. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities primarily as a result of proceeds from bank financing of $1.0 million.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2022	—	$—	—	325,129
May 1 – May 31, 2022	—	—	—	325,129
June 1 – June 30, 2022	—	—	—	325,129
Total	—	$—	—

Item 6. Exhibits

10.1	Atlantic American Corporation 2022 Equity and Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 the Registrant’s Current Report on Form 8-K filed May 31, 2022).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 12, 2022	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)