Form 10-Q
period 2022-09-30
ATLANTIC AMERICAN CORP
filed 2022-11-08
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on October 31, 2022 was 20,367,229.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$21,876	$24,753
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $234,510 and $238,597)	202,303	260,986
Equity securities, at fair value (cost: $4,906 and $4,907)	13,667	19,124
Other invested assets (cost: $5,628 and $698)	5,421	198
Policy loans	1,797	1,858
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	224,464	283,442
Receivables:
Reinsurance	25,224	27,416
Insurance premiums and other (net of allowance for doubtful accounts: $175 and $188)	21,934	14,959
Deferred income taxes, net	14,614	1,755
Deferred acquisition costs	41,416	38,698
Other assets	8,277	8,719
Intangibles	2,544	2,544
Total assets	$360,349	$402,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$85,089	$87,348
Unearned premiums	31,801	27,469
Losses and claims	86,578	85,620
Other policy liabilities	821	1,360
Total insurance reserves and policyholder funds	204,289	201,797
Accounts payable and accrued expenses	23,411	25,465
Revolving credit facility	1,000	—
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	262,438	261,000

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,367,229 and 20,378,576	22,401	22,401
Additional paid-in capital	57,443	57,441
Retained earnings	51,036	51,264
Accumulated other comprehensive income (loss)	(25,443)	17,688
Unearned stock grant compensation	(52)	(73)
Treasury stock, at cost: 2,033,665 and 2,022,318 shares	(7,529)	(7,490)
Total shareholders’ equity	97,911	141,286
Total liabilities and shareholders’ equity	$360,349	$402,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Insurance premiums, net	$46,380	$46,092	$140,526	$137,315
Net investment income	2,641	2,137	7,510	6,516
Realized investment gains, net	101	349	29	520
Unrealized gains (losses) on equity securities, net	(2,783)	711	(5,456)	5,458
Other income	4	1	11	13
Total revenue	46,343	49,290	142,620	149,822

Benefits and expenses:
Insurance benefits and losses incurred	30,630	35,045	94,552	100,020
Commissions and underwriting expenses	12,843	11,927	35,894	36,670
Interest expense	523	347	1,291	1,040
Other expense	3,296	3,264	10,151	10,178
Total benefits and expenses	47,292	50,583	141,888	147,908
Income (loss) before income taxes	(949)	(1,293)	732	1,914
Income tax expense (benefit)	(265)	(378)	253	298
Net income (loss)	(684)	(915)	479	1,616
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income (loss) applicable to common shareholders	$(784)	$(1,015)	$180	$1,317
Earnings (loss) per common share (basic and diluted)	$(0.04)	$(0.05)	$0.01	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(684)	$(915)	$479	$1,616
Other comprehensive loss:
Available-for-sale fixed maturity securities:
Gross unrealized holding loss arising in the period	(12,987)	(1,281)	(54,548)	(7,088)
Related income tax effect	2,727	269	11,455	1,488
Subtotal	(10,260)	(1,012)	(43,093)	(5,600)
Less: reclassification adjustment for net realized gains included in net income (loss)	(101)	(349)	(48)	(520)
Related income tax effect	21	73	10	109
Subtotal	(80)	(276)	(38)	(411)
Total other comprehensive loss, net of tax	(10,340)	(1,288)	(43,131)	(6,011)
Total comprehensive loss	$(11,024)	$(2,203)	$(42,652)	$(4,395)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,443	57,439	57,441	57,437
Restricted stock grants, net of forfeitures	—	—	2	—
Issuance of shares under stock plans	—	2	—	4
Balance, end of period	57,443	57,441	57,443	57,441
Retained earnings:
Balance, beginning of period	51,820	49,714	51,264	47,790
Net income (loss)	(684)	(915)	479	1,616
Dividends on common stock	—	—	(408)	(408)
Dividends accrued on preferred stock	(100)	(100)	(299)	(299)
Balance, end of period	51,036	48,699	51,036	48,699
Accumulated other comprehensive income (loss):
Balance, beginning of period	(15,103)	20,277	17,688	25,000
Other comprehensive loss, net of tax	(10,340)	(1,288)	(43,131)	(6,011)
Balance, end of period	(25,443)	18,989	(25,443)	18,989
Unearned stock grant compensation:
Balance, beginning of period	(79)	(150)	(73)	(284)
Restricted stock grants, net of forfeitures	—	—	(71)	—
Amortization of unearned compensation	27	50	92	184
Balance, end of period	(52)	(100)	(52)	(100)
Treasury stock:
Balance, beginning of period	(7,436)	(7,361)	(7,490)	(7,339)
Restricted stock grants, net of forfeitures	—	—	69	—
Net shares acquired related to employee share-based compensation plans	(93)	(129)	(108)	(153)
Issuance of shares under stock plans	—	—	—	2
Balance, end of period	(7,529)	(7,490)	(7,529)	(7,490)

Total shareholders’ equity	$97,911	$139,995	$97,911	$139,995
Dividends declared on common stock per share	$—	$—	$0.02	$0.02
Common shares outstanding:
Balance, beginning of period	20,398,497	20,410,763	20,378,576	20,415,243
Net shares acquired under employee share-based compensation plans	(31,268)	(32,668)	(36,347)	(38,147)
Issuance of shares under stock plans	—	481	—	1,480
Restricted stock grants, net of forfeitures	—	—	25,000	—
Balance, end of period	20,367,229	20,378,576	20,367,229	20,378,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$479	$1,616
Adjustments to reconcile net income to net cash used in operating activities:
(Additions to) amortization of acquisition costs, net	(2,718)	1,116
Realized investment gains, net	(29)	(520)
Unrealized losses (gains) on equity securities, net	5,456	(5,458)
Earnings from equity method investees	(275)	—
Compensation expense related to share awards	92	184
Depreciation and amortization	683	753
Deferred income tax benefit	(1,394)	(25)
Increase in receivables, net	(4,783)	(8,448)
Increase in insurance reserves and policyholder funds	2,492	7,081
Decrease in accounts payable and accrued expenses	(2,350)	(3,374)
Other, net	101	(2,479)
Net cash used in operating activities	(2,246)	(9,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	3,871	19,261
Proceeds from investments matured, called or redeemed	8,997	8,065
Investments purchased	(13,871)	(22,120)
Additions to property and equipment	(112)	(89)
Net cash (used in) provided by investing activities	(1,115)	5,117

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	—	6
Treasury stock acquired — net employee share-based compensation	(108)	(153)
Proceeds from revolving credit facility, net	1,000	—
Net cash provided by (used in) financing activities	484	(555)

Net decrease in cash and cash equivalents	(2,877)	(4,992)
Cash and cash equivalents at beginning of period	24,753	19,319
Cash and cash equivalents at end of period	$21,876	$14,327

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,200	$1,045
Cash paid for income taxes	$2,164	$3,202

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company and Bankers Fidelity Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three and nine month periods ended September 30, 2022 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2022 or for any other future period.

The Company’s significant accounting policies have not changed materially from those set out in the 2021 Annual Report.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of September 30, 2022 and December 31, 2021.

Fixed maturities were comprised of the following:

	September 30, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$43,069	$—	$5,950	$49,019
Obligations of states and political subdivisions	9,151	12	1,749	10,888
Corporate securities:
Utilities and telecom	21,557	69	3,789	25,277
Financial services	57,844	392	8,310	65,762
Other business – diversified	29,125	57	5,534	34,602
Other consumer – diversified	41,332	19	7,456	48,769
Total corporate securities	149,858	537	25,089	174,410
Redeemable preferred stocks:
Other consumer – diversified	225	32	—	193
Total redeemable preferred stocks	225	32	—	193
Total fixed maturities	$202,303	$581	$32,788	$234,510

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	$763	$416	$49,951
Obligations of states and political subdivisions	11,644	749	—	10,895
Corporate securities:
Utilities and telecom	29,717	2,961	44	26,800
Financial services	70,921	6,759	48	64,210
Other business – diversified	40,216	4,631	106	35,691
Other consumer – diversified	57,940	7,185	103	50,858
Total corporate securities	198,794	21,536	301	177,559
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$260,986	$23,106	$717	$238,597

Bonds having an amortized cost of $11,002 and $11,169 and included in the tables above were on deposit with insurance regulatory authorities as of September 30, 2022 and December 31, 2021, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $7,253 and $5,371 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 2022 and December 31, 2021, respectively.

Equity securities were comprised of the following:

	September 30, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$723	$450	$—	$273
Other business – diversified	12,944	8,311	—	4,633
Total equity securities	$13,667	$8,761	$—	$4,906

	December 31, 2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$799	$525	$—	$274
Other business – diversified	18,325	13,692	—	4,633
Total equity securities	$19,124	$14,217	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2022 and December 31, 2021 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022		December 31, 2021
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,878	$3,902	$1,734	$1,730
Due after one year through five years	31,232	33,213	24,926	23,593
Due after five years through ten years	50,437	57,741	73,725	68,338
Due after ten years	84,146	102,116	122,045	106,181
Asset backed securities	32,610	37,538	38,556	38,755
Totals	$202,303	$234,510	$260,986	$238,597

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$28,463	$3,153	$14,606	$2,797	$43,069	$5,950
Obligations of states and political subdivisions	7,124	1,749	—	—	7,124	1,749
Corporate securities	134,686	23,266	5,375	1,823	140,061	25,089
Total temporarily impaired securities	$170,273	$28,168	$19,981	$4,620	$190,254	$32,788

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,141	$416	$—	$—	$30,141	$416
Corporate securities	3,326	49	4,761	252	8,087	301
Total temporarily impaired securities	$33,467	$465	$4,761	$252	$38,228	$717

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

There were no OTTI charges recorded during the three month and nine month periods ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, there were 235 and 61 securities, respectively, in an unrealized loss position, which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number of securities in an unrealized loss position during the nine month period ended September 30, 2022 was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of September 30, 2022.

The following tables summarize realized investment gains for the three month and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$101	$—	$—	$101
Losses	—	—	—	—
Realized investment gains, net	$101	$—	$—	$101

	Three Months Ended September 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$349	$—	$—	$349
Losses	—	—	—	—
Realized investment gains, net	$349	$—	$—	$349

	Nine Months Ended September 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$101	$—	$—	$101
Losses	(53)	—	(19)	(72)
Realized investment gains (losses), net	$48	$—	$(19)	$29

	Nine Months Ended September 30, 2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$520	$—	$—	$520
Losses	—	—	—	—
Realized investment gains, net	$520	$—	$—	$520

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month and nine month periods ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(2,783)	$711	$(5,456)	$5,458
Less: Net realized gains (losses) recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$(2,783)	$711	$(5,456)	$5,458

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $5,421 and $198 as of September 30, 2022 and December 31, 2021, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of September 30, 2022 and December 31, 2021.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $6,659 and $1,436, as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had outstanding commitments totaling $5,872 and $1,997, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of two fixed maturity securities and one equity security. As of September 30, 2022 and December 31, 2021, the value of the fixed maturities valued using Level 3 criteria was $475 and $250, respectively. As of September 30, 2022 and December 31, 2021, the value of the equity security valued using Level 3 criteria was $157 and $157, respectively. The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of September 30, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$201,828	$475	$202,303
Equity securities	13,510	—	157	13,667
Cash equivalents	14,490	—	—	14,490
Total	$28,000	$201,828	$632	$230,460

As of December 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$250	$260,486	$250	$260,986
Equity securities	18,967	—	157	19,124
Cash equivalents	12,713	—	—	12,713
Total	$31,930	$260,486	$407	$292,823

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2022 and December 31, 2021.

			September 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$21,876	$21,876	$24,753	$24,753
Fixed maturities		(1)	202,303	202,303	260,986	260,986
Equity securities		(1)	13,667	13,667	19,124	19,124
Other invested assets	Level 3		5,421	5,421	198	198
Policy loans	Level 2		1,797	1,797	1,858	1,858
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	33,345	33,738	33,728
Revolving credit facility	Level 2		1,000	1,000	—	—

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $500 during the year ended December 31, 2021, and $1,357 during the nine months ended September 30, 2022.  As a result, the Company has capitalized $1,857 in implementation costs in its condensed consolidated balance sheet as of September 30, 2022.  The Company expects the software will be substantially ready for its intended use during 2023.  Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the nine months ended September 30, 2022.

Note 6.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022		2021
Beginning insurance reserves for losses and claims, gross	$85,620		$79,147
Less: Reinsurance recoverable on unpaid losses	(17,690)		(17,600)
Beginning insurance reserves for losses and claims, net	67,930		61,547

Incurred related to:
Current accident year	96,897		98,972
Prior accident year development (1)	(3,544	)(2)	678	(3)
Total incurred	93,353		99,650

Paid related to:
Current accident year	57,478		59,492
Prior accident years	34,647		33,060
Total paid	92,125		92,552
Ending insurance reserves for losses and claims, net	69,158		68,645
Plus: Reinsurance recoverable on unpaid losses	17,420		18,528
Ending insurance reserves for losses and claims, gross	$86,578		$87,173

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

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Nine Months Ended September 30,
	2022	2021
Total incurred losses	$93,353	$99,650
Cash surrender value and matured endowments	1,326	1,961
Benefit reserve changes	(127)	(1,591)
Total insurance benefits and losses incurred	$94,552	$100,020

Note 7.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of September 30, 2022, the Company had outstanding borrowings of $1,000 under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2022 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed September 30, 2022	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance September 30, 2022	$18,042	$15,696
Net balance December 31, 2021	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 8.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2022
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(684)	20,389
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(784)	20,389	$(0.04)

	Three Months Ended September 30, 2021
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(915)	20,401
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(1,015)	20,401	$(0.05)

	Nine Months Ended September 30, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$479	20,390
Less preferred stock dividends	(299)	—
Net income applicable to common shareholders	$180	20,390	$0.01

	Nine Months Ended September 30, 2021
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,616	20,410
Less preferred stock dividends	(299)	—
Net income applicable to common shareholders	$1,317	20,410	$0.06

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented since its impact would have been antidilutive.

Note 9.	Equity and Incentive Compensation Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance. During the nine month period ended September 30, 2022, a total of 25,000 restricted shares, with an estimated fair value of $69 were issued under the 2012 Plan.  During 2021, there were no restricted shares issued under the 2012 Plan. The estimated fair value of the restricted shares issued under the 2012 Plan during 2022 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2022 or 2021. Shares available for future grant under the 2012 Plan at December 31, 2021 were 935,200.  The 2012 Plan expired on April 30, 2022, ten years after its effective date. As such, no grants have been or will be made under the 2012 Plan on or after its expiration, but outstanding awards granted thereunder will continue in accordance with their terms.

On May 24, 2022, the Company’s shareholders approved the 2022 Equity and Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of up to 3,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards, and succeeded the 2012 Plan for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for superior performance.  As of September 30, 2022, no shares have been issued under the 2022 Plan.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Federal income tax provision at statutory rate of 21%	$(199)	$(271)	$154	$402
Dividends-received deduction	(6)	(7)	(18)	(21)
Meals and entertainment	29	8	49	22
Vested stock and club dues	(7)	(27)	(7)	(32)
Parking disallowance	4	4	12	12
Penalties and fines	—	—	149	—
Adjustment for prior years' estimates to actual	(86)	(85)	(86)	(85)
Income tax expense (benefit)	$(265)	$(378)	$253	$298

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Current – Federal	$435	$(746)	$1,647	$323
Deferred – Federal	(700)	368	(1,394)	(25)
Total	$(265)	$(378)	$253	$298

Note 11.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the nine months ended September 30, 2022 and September 30, 2021 was $761.

Additional information regarding the Company’s real estate operating leases is as follows:

	Nine Months Ended September 30,
Other information on operating leases:	2022	2021
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$772	$760
Right-of-use assets included in other assets on the condensed consolidated balance sheet	3,595	4,320
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	4.1 years	5.1 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2022	$260
2023	1,048
2024	1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	4,398
Less: present value adjustment	580
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$3,818

As of September 30, 2022, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

Assets	September 30, 2022	December 31, 2021
American Southern	$143,187	$161,788
Bankers Fidelity	191,100	227,395
Corporate and Other	26,062	13,103
Total assets	$360,349	$402,286

Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
American Southern	$18,538	$18,206	$56,540	$53,254
Bankers Fidelity	27,641	31,181	86,099	96,401
Corporate and Other	164	(97)	(19)	167
Total revenue	$46,343	$49,290	$142,620	$149,822

Income (Loss) Before Income Taxes	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
American Southern	$1,892	$1,682	$4,659	$5,245
Bankers Fidelity	(850)	(1,149)	2,084	2,362
Corporate and Other	(1,991)	(1,826)	(6,011)	(5,693)
Income (loss) before income taxes	$(949)	$(1,293)	$732	$1,914

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2022. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

The Company recently formed a new life and health insurance entity, Atlantic Capital Life Assurance Company, a wholly owned subsidiary of Bankers Fidelity Life Insurance Company.  Effective October 14, 2022, Atlantic Capital Life Assurance Company obtained its Certificate of Authority from the Office of the Commissioner of Insurance of the State of Georgia.  Management intends to seek certificates of authority in additional states and expects to commence operations sometime during 2023.

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and nine month periods ended September 30, 2022 and the comparable periods in 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Insurance premiums, net	$46,380	$46,092	$140,526	$137,315
Net investment income	2,641	2,137	7,510	6,516
Realized investment gains, net	101	349	29	520
Unrealized gains (losses) on equity securities, net	(2,783)	711	(5,456)	5,458
Other income	4	1	11	13
Total revenue	46,343	49,290	142,620	149,822
Insurance benefits and losses incurred	30,630	35,045	94,552	100,020
Commissions and underwriting expenses	12,843	11,927	35,894	36,670
Interest expense	523	347	1,291	1,040
Other expense	3,296	3,264	10,151	10,178
Total benefits and expenses	47,292	50,583	141,888	147,908
Income (loss) before income taxes	$(949)	$(1,293)	$732	$1,914
Net income (loss)	$(684)	$(915)	$479	$1,616

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

A reconciliation of net income (loss) to operating income (loss) for the three month and nine month periods ended September 30, 2022 and the comparable periods in 2021 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2022	2021	2022	2021
	(In thousands)
Net income (loss)	$(684)	$(915)	$479	$1,616
Income tax expense (benefit)	(265)	(378)	253	298
Realized investment gains, net	(101)	(349)	(29)	(520)
Unrealized (gains) losses on equity securities, net	2,783	(711)	5,456	(5,458)
Non-GAAP operating income (loss)	$1,733	$(2,353)	$6,159	$(4,064)

On a consolidated basis, the Company had net loss of $0.7 million, or $0.04 per diluted share, for the three month period ended September 30, 2022, compared to net loss of $0.9 million, or $0.05 per diluted share, for the three month period ended September 30, 2021.  The Company had net income of $0.5 million, or $0.01 per diluted share, for the nine month period ended September 30, 2022, compared to net income of $1.6 million, or $0.06 per diluted share, for the nine month period ended September 30, 2021.  The decrease in net loss for the three month period ended September 30, 2022 was primarily attributable to more favorable loss experience in the life and health operations, partially offset by a decrease in unrealized gains of $3.5 million, from the comparable period in 2021. The decrease in net income for the nine month period ended September 30, 2022 was primarily attributable to the decrease in unrealized gains of $10.9 million from the comparable period in 2021, partially offset by more favorable loss experience in the life and health operations.

For the three month period ended September 30, 2022, premium revenue increased $0.3 million, or 0.6%, to $46.4 million from $46.1 million in the comparable period in 2021.  For the nine month period ended September 30, 2022, premium revenue increased $3.2 million, or 2.3%, to $140.5 million from $137.3 million in the comparable period in 2021.  The increase in premium revenue was primarily attributable to an increase in business writings and price increases in certain programs within the automobile liability line of business in the property and casualty operations.  Also contributing to this increase in premium revenue was an increase in group life insurance premiums in the life and health operations.  Partially offsetting this increase was a decrease in the Medicare supplement line of business in the life and health operations.

Operating income increased $4.1 million in the three month period ended September 30, 2022 from the three month period ended September 30, 2021.  For the nine month period ended September 30, 2022, operating income increased $10.2 million from the comparable period in 2021.  The increase in operating income was primarily due to favorable loss experience in the life and health operations, resulting from an increase in earned premium within the group lines of business coupled with a decrease in the number of claims incurred in the Medicare supplement line of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2022 and the comparable periods in 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Gross written premiums	$12,400	$13,945	$63,558	$58,460
Ceded premiums	(1,583)	(1,625)	(4,922)	(4,874)
Net written premiums	$10,817	$12,320	$58,636	$53,586
Net earned premiums	$17,641	$17,320	$53,753	$50,297
Insurance benefits and losses incurred	12,031	11,651	36,549	33,557
Commissions and underwriting expenses	4,615	4,873	15,332	14,452
Underwriting income	$995	$796	$1,872	$2,288
Loss ratio	68.2%	67.3%	68.0%	66.7%
Expense ratio	26.2	28.1	28.5	28.7
Combined ratio	94.4%	95.4%	96.5%	95.4%

Gross written premiums at American Southern decreased $1.5 million, or 11.1%, during the three month period ended September 30, 2022 and increased $5.1 million, or 8.7%, during the nine month period ended September 30, 2022, from the comparable periods in 2021. The decrease in gross written premiums during the three month period ended September 30, 2022 was primarily attributable to the decrease in premiums written in the automobile physical damage line of business.  The increase in gross written premiums during the nine month period ended September 30, 2022 was primarily attributable to an increase in premiums written in the automobile liability line of business, resulting from new business writings and price increases in certain programs.

Ceded premiums decreased slightly during the three month period ended September 30, 2022 and increased slightly during the nine month period ended September 30, 2022, from the comparable periods in 2021. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  However, during the three month period ended September 30, 2022, the decrease in ceded premiums was primarily due to the decrease in the automobile physical damage line of business, coupled with a decrease in ceding rates for two large programs in the automobile liability line of business.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2022 and the comparable periods in 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Automobile liability	$9,546	$7,616	$25,731	$22,629
Automobile physical damage	4,179	5,992	16,649	17,009
General liability	1,532	1,463	4,391	4,140
Surety	1,485	1,404	4,453	4,048
Other lines	899	845	2,529	2,471
Total	$17,641	$17,320	$53,753	$50,297

Net earned premiums increased $0.3 million, or 1.9%, during the three month period ended September 30, 2022, and $3.5 million, or 6.9%, during the nine month period ended September 30, 2022, over the comparable periods in 2021. The increase in net earned premiums was primarily attributable to an increase in business writings and price increases in certain programs within the automobile liability line of business as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $0.4 million, or 3.3%, during the three month period ended September 30, 2022, and increased $3.0 million, or 8.9%, during the nine month period ended September 30, 2022, over the comparable periods in 2021. As a percentage of earned premiums, insurance benefits and losses incurred were 68.2% in the three month period ended September 30, 2022, compared to 67.3% in the three month period ended September 30, 2021.  For the nine month period ended September 30, 2022, this ratio increased to 68.0% from 66.7% in the comparable period in 2021.  The increase in the loss ratio during the three month and nine month periods ended September 30, 2022 was mainly due to severity of losses reported from programs within the automobile liability line of business.  Partially offsetting this increase was a decrease in the frequency of claims in the automobile physical damage line of business.

Commissions and underwriting expenses decreased $0.3 million, or 5.3%, during the three month period ended September 30, 2022, and increased $0.9 million, or 6.1% during the nine month period ended September 30, 2022, over the comparable periods in 2021. As a percentage of earned premiums, underwriting expenses were 26.2% in the three month period ended September 30, 2022, compared to 28.1% in the three month period ended September 30, 2021. For the nine month period ended September 30, 2022, this ratio decreased to 28.5% from 28.7% in the comparable period in 2021.  The decrease in the expense ratio during the three month and nine month periods ended September 30, 2022 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2022 and the comparable periods in 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Medicare supplement	$36,766	$40,372	$112,013	$122,230
Other health products	3,392	2,777	9,314	7,532
Life insurance	3,994	2,378	12,081	7,715
Gross earned premiums	44,152	45,527	133,408	137,477
Ceded premiums	(15,413)	(16,755)	(46,635)	(50,459)
Net earned premiums	28,739	28,772	86,773	87,018
Insurance benefits and losses incurred	18,599	23,394	58,003	66,463
Commissions and underwriting expenses	9,893	8,936	26,012	27,576
Total expenses	28,492	32,330	84,015	94,039
Underwriting income (loss)	$247	$(3,558)	$2,758	$(7,021)
Loss ratio	64.7%	81.3%	66.8%	76.4%
Expense ratio	34.4	31.1	30.0	31.7
Combined ratio	99.1%	112.4%	96.8%	108.1%

Net earned premium revenue at Bankers Fidelity remained consistent during the three month period ended September 30, 2022, and decreased $0.2 million, or 0.3%, during the nine month period ended September 30, 2022, from the comparable periods in 2021. Gross earned premiums from the Medicare supplement line of business decreased $3.6 million, or 8.9%, during the three month period ended September 30, 2022, and $10.2 million, or 8.4%, during the nine month period ended September 30, 2022, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.6 million, or 22.1%, during the three month period ended September 30, 2022, and $1.8 million, or 23.7%, during the nine month period ended September 30, 2022, over the comparable periods in 2021, primarily as a result of new sales of the company’s group health and individual cancer  products. Gross earned premiums from the life insurance line of business increased $1.6 million, or 68.0%, during the three month period ended September 30, 2022, and increased $4.4 million, or 56.6%, during the nine month period ended September 30, 2022, over the comparable periods in 2021, primarily due to an increase in the group life products premium.  Partially offsetting this increase was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.3 million, or 8.0%, during the three month period ended September 30, 2022 and $3.8 million, or 7.6%, during the nine month period ended September 30, 2022, from the comparable periods in 2021.  The decrease in ceded premiums for the three month and nine month periods ended September 30, 2022 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $4.8 million, or 20.5%, during the three month period ended September 30, 2022, and $8.5 million, or 12.7%, during the nine month period ended September 30, 2022, from the comparable periods in 2021.  As a percentage of earned premiums, benefits and losses were 64.7% in the three month period ended September 30, 2022, compared to 81.3% in the three month period ended September 30, 2021.  For the nine month period ended September 30, 2022, this ratio decreased to 66.8% from 76.4% in the comparable period in 2021.  The decrease in the loss ratio for the three month and nine month periods ended September 30, 2022 was primarily due to a decrease in the loss ratio in the Medicare supplement line of business as a result of improved rate adequacy, partially offset by an increase in the loss ratio in the group lines of business.

Commissions and underwriting expenses increased $1.0 million, or 10.7%, during the three month period ended September 30, 2022, and decreased $1.6 million, or 5.7%, during the nine month period ended September 30, 2022, over the comparable periods in 2021.  As a percentage of earned premiums, underwriting expenses were 34.4% in the three month period ended September 30, 2022, compared to 31.1% in the three month period ended September 30, 2021.  For the nine month period ended September 30, 2022, this ratio decreased to 30.0% from 31.7% in the comparable period in 2021. The increase in the expense ratio for the three month period ended September 30, 2022 was primarily due to an increase in commission expense and insurance servicing costs resulting from new sales within the group life line of business.  The decrease in the expense ratio for the  nine month period ended September 30, 2022 was primarily due to the level of additions to deferred acquisition costs ("DAC") exceeding the amortization of DAC.

Net Investment Income and Realized Gains

Investment income increased $0.5 million, or 23.6%, during the three month period ended September 30, 2022, and $1.0 million, or 15.3%, during the nine month period ended September 30, 2022, over the comparable periods in 2021. The increase in investment income in each of the three month and nine month periods ended September 30, 2022, from the comparable periods in 2021, was primarily attributable to the increase in the equity in earnings from investments in the Company's limited liability companies of $0.3 million and $0.4 million, respectively.   Also, contributing to the increase in investment income during the nine month period ended September 30, 2022 from the comparable period in 2021 was prepayment income of $0.3 million related to the redemption of certain fixed maturities.

The Company had net realized investment gains of $0.1 million during the three month period ended September 30, 2022, compared to net realized investment gains of $0.3 million during the three month period ended September 30, 2021.  The Company had net realized investment gains of nil during the nine month period ended September 30, 2022 and net realized investment gains of $0.5 million during the nine month period ended September 30, 2021.  The net realized investment gains during the three month and nine month periods ended September 30, 2022 resulted primarily from the disposition of several of the Company's investments in fixed maturity securities, partially offset by the redemption of certain fixed maturity securities. The net realized investment gains during the three month and nine month periods ended September 30, 2021 resulted from the disposition of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized losses on equity securities of $2.8 million during the three month period ended September 30, 2022 and unrealized gains on equity securities of $0.7 million during the three month period ended September 30, 2021.  The Company recognized net unrealized losses on equity securities of $5.5 million during the nine month period ended September 30, 2022 and unrealized gains on equity securities of $5.5 million during the nine month period ended September 30, 2021.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.2 million, or 50.7%, during the three month period ended September 30, 2022, and $0.3 million, or 24.1%, during the nine month period ended September 30, 2022, from the comparable periods in 2021. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At September 30, 2022, the Parent had approximately $3.8 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $5.7 million for the nine month period ended September 30, 2022, compared to statutory net income of $0.8 million for the nine month period ended September 30, 2021. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2022, American Southern had $53.0 million of statutory capital and surplus and Bankers Fidelity had $35.3 million of statutory capital and surplus. In 2022, dividend payments by the Parent’s insurance subsidiaries in excess of $5.6 million would require prior approval. Through September 30, 2022, the Parent received dividends of $4.5 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2022, the effective interest rate was 7.07%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of September 30, 2022, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At September 30, 2022, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2022, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.0 million, as of September 30, 2022. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of September 30, 2022, BFLIC has pledged bonds having an amortized cost of $7.3 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of September 30, 2022, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Credit Agreement provides for an unsecured $10.0 million revolving credit facility that matures on April 12, 2024. Under the Credit Agreement, the Company will pay interest on the unpaid principal balance of outstanding revolving loans at the LIBOR Rate (as defined in the Credit Agreement) plus 2.00%, subject to a LIBOR floor rate of 1.00%.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of September 30, 2022, the Company had outstanding borrowings of $1.0 million under the Credit Agreement.

Cash and cash equivalents decreased from $24.8 million at December 31, 2021 to $21.9 million at September 30, 2022. The decrease in cash and cash equivalents during the nine month period ended September 30, 2022 was primarily attributable to net cash used in operating activities of $2.2 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $1.1 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities of $0.5 million primarily as a result of proceeds from bank financing.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended September 30, 2022. No purchases of common stock were made by or on behalf of the Company pursuant to the Repurchase Plan during the periods described below.  Total number of shares purchased represents the number of shares of common stock that were withheld by the Company to satisfy employee’s income tax withholding and remittance obligations in connection with the vesting of employee restricted stock grants.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2022	—	$—	—	325,129
August 1 – August 31, 2022	—	—	—	325,129
September 1 – September 30, 2022	31,268	2.98	—	325,129
Total	31,268	$2.98	—

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 8, 2022	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)