Form 10-K
period 2022-12-31
ATLANTIC AMERICAN CORP
filed 2023-06-30
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,809,906. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On June 12, 2023, there were 20,404,699 of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

As disclosed in the Company’s Form 12b-25 filed on April 3, 2023 and Form 12b-25 filed on May 22, 2023, the Company was unable to file  its Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”), and its Quarterly Report on Form 10-Q for the three month period ended March 31, 2023 (the “Form 10-Q”), respectively, within the prescribed time periods because the Company required additional time to finalize its actuarial valuation procedures and related financial statement balances within the Company’s life and health segment, Bankers Fidelity.  The need for additional time resulted from a change in the systems used to perform the actuarial valuations, as further described below.

During the fourth quarter of 2022, Bankers Fidelity commenced a conversion of the actuarial valuation system for its Medicare Supplement line of business.  In connection with the implementation of the new system, parallel valuation procedures were performed using the new system (the “New System”) and were compared to the legacy system (the “Legacy System”) for historical periods.  As part of that process, the Company concluded that additional time was required in order to undertake and finalize analyses of the valuation procedures, assumptions and results, and the related financial statement balances. Due to the scope of the review and the time and effort required to complete the implementation of the New System and analyze the resulting valuations, the Company was unable to timely file this Form 10-K and the Form 10-Q.

After the Company completed the implementation of the New System and the associated valuation procedures and analyses during the first half of 2023, the Company was able to complete the preparation of its financial statements and this Form 10-K and the Form 10-Q, respectively, which are being filed concurrently on the date hereof, and there were no changes to any of the Company’s historical financial statements.  In connection with the foregoing, and the related evaluations of the Company’s internal control over financial reporting, the Company’s management identified certain deficiencies in internal control that management believes rise to the level of a material weakness, and management took steps to implement changes to remediate those deficiencies during the periods covered by this Form 10-K and the Form 10-Q, all as described under Part II, Item 9A. “Controls and Procedures” in this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments, expectations and trends. Forward-looking statements are inherently subject to risks and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expressed by forward-looking statements, depending on the occurrence or outcome of various factors. These factors include, among others: the effects of macroeconomic conditions and general economic uncertainty; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; our ability to remediate the identified material weakness in our internal control over financial reporting; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the potential impact of public health emergencies, such as COVID-19; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; and risks related to cybersecurity matters, such as breaches of our computer network or the loss of unauthorized access to the data we maintain. As a result, undue reliance should not be placed upon forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of subsequent developments, changes in underlying assumptions or facts or otherwise, except as may be required by law.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. The Parent’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”) within the life and health insurance industry. Each of American Southern and Bankers Fidelity is managed separately based upon the type of products it offers, and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2022	2021
	(In thousands)
Automobile liability	$33,981	$30,453
Automobile physical damage	21,069	22,917
General liability	5,871	5,637
Surety	6,039	5,620
Other lines	3,316	3,355
Total	$70,276	$67,982

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

Health insurance products, primarily Medicare supplement insurance, accounted for 86% of Bankers Fidelity’s net earned premiums in 2022 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2022, 58% were health insurance policies and 42% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2022	2021
	(In thousands)
Life insurance	$15,805	$10,557
Medicare supplement	86,970	95,314
Other accident and health	12,389	10,363
Total health insurance	99,359	105,677
Total	$115,164	$116,234

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

Bankers Fidelity had approximately 4,337 licensed agents contracted in both the individual and group divisions as of December 31, 2022. During 2022, approximately 476 of these licensed agents wrote policies on behalf of Bankers Fidelity.

Bankers Fidelity’s marketing and distribution strategy revolves around five pillars: Diversification, Differentiation, Quality, Retention and Profitability.

Diversification. Through unique product offerings such as the Vantage Flex Plus®, a hospital indemnity plan, and Vantage Recovery®, short-term care product and a group whole life product featuring a chronic illness rider, the Company is able to offer its distributors an array of products to sell that stand out from the competition. As the Company continues to expand its geographical footprint with agents and products, one of its main objectives is to have a healthy mix of all of its product lines nationwide.

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

The individual products are underwritten on a non-medical basis using a simplified issue approach by which an application containing a variety of health related questions is submitted. Applications for insurance are reviewed to determine the face amount, age, medical history and any other necessary information. Bankers Fidelity utilizes information obtained directly from the insured, the medical claims data, prescription utilization reports as well as telephone interviews to determine whether an applicant meets the Company’s underwriting criteria. Bankers Fidelity may also utilize medical records and investigative services to supplement and substantiate information, as necessary.

The group products are underwritten and assessed at the group level for financial risk.  The underwriting will utilize several factors to determine this risk such as the industry, demographics, enrollment strategies, employee access, locations of offices and any regulatory or legislative changes that could impact the decisions. The spread of risk is also reviewed which analyzes the content of the employees within the group which includes the spread of gender, ages, salaries and occupations.   This information is used to quote an appropriate benefits package, pricing, waiting periods and rates for the group entity.

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

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2022, approximately 72% of the losses and claims reserves related to property and casualty and approximately 28% related to life and health. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; offset by policy reserves related to such contracts previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company establishes reserves for claims based upon: (a) management’s estimate of ultimate liability and claims adjusters’ evaluations of unpaid claims reported prior to the close of the accounting period, (b) estimates of incurred but not reported (“IBNR”) claims based on past experience, and (c) estimates of losses and loss adjustment expense (“LAE”). The estimated liability is periodically reviewed and updated, and changes to the estimated liability are recorded in the statement of operations in the period in which such changes become known.

For long-tail lines of business, the emergence of paid losses and case reserves is less credible in the early periods, and accordingly may not be indicative of ultimate losses. For these lines, methods which incorporate a development pattern assumption are given less weight in calculating IBNR for the early periods of loss emergence because such a low percentage of ultimate losses are reported in that time frame. Accordingly, for any given accident year, the rate at which losses on long-tail lines of business emerge in the early periods is generally not as reliable an indication of ultimate losses as it would be for shorter-tail lines of business. The estimation of reserves for these lines of business in the early periods of loss emergence is therefore largely influenced by statistical analyses and application of prior accident years’ loss ratios, after considering changes to earned pricing, loss costs, mix of business, ceded reinsurance and other factors that are expected to affect the estimated ultimate losses. For later periods of loss emergence, methods which incorporate a development pattern assumption are given more weight in estimating ultimate losses. For short-tail lines of business, the emergence of paid loss and case reserves is more credible in the early periods and is more likely to be indicative of ultimate losses. The method used to set reserves for these lines of business is based upon utilization of a historical development pattern for reported losses. IBNR reserves for the current year are set as the difference between the estimated fully developed ultimate losses for each year, less the established, related case reserves and cumulative related payments. IBNR reserves for prior accident years are similarly determined, again relying on an indicated, historical development pattern for reported losses.

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

The Company’s policy is to record reserves for losses and claims in amounts that represent actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2022 actuarial review indicated that reserves could be as much as 10.1% lower or as much as 10.0% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

Property and Casualty Operations

American Southern maintains loss reserves representing estimates of amounts necessary for payment of losses and LAE, which are not discounted. IBNR reserves are also maintained for future development. These loss reserves are estimates, based on known facts and circumstances at a given date, of amounts the Company expects to pay on incurred claims. All balances are reviewed periodically by the Company’s independent consulting actuary. Reserves for LAE are intended to cover the ultimate costs of settling claims, including investigation and defense of any lawsuits resulting from such claims. Loss reserves for reported claims are based on a case-by-case evaluation of the type of claim involved, the circumstances surrounding the claim, and the policy provisions relating to the type of loss along with anticipated future development. The LAE for claims reported and claims not reported is based on historical statistical data and anticipated future development. Inflation and other factors which may affect claim payments are implicitly reflected in the reserving process through analysis and consideration of cost trends and reviews of historical reserve results.

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

Life and Health Operations

Bankers Fidelity establishes reserves for future policy benefits to meet projected obligations under policies that are in force as of the statement date. These reserves are calculated to satisfy policy and contract obligations as they are projected to come due.  Reserves for insurance policies are calculated using assumptions for interest rates, mortality rates, disablement rates, and lapse rates. These assumptions vary by the product type, the year the policy was issued, and other demographic information about the policyholder.  Variations in assumptions may be made from one issue year to another to reflect actual experience.  Assumptions that deviate significantly from actual future experience, or actual results that differ significantly from our estimates, could have a materially adverse effect on our liquidity, results of operations, or financial condition.

See Note 6 of Notes to Consolidated Financial Statements for more information on insurance reserves and policyholder funds.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $500,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.5 million limit excess of $500,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $200,000. At December 31, 2022, $9.6 million of the $670.6 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2022, the liability of the reinsurer was 50% of all new Medicare supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $1.0 million of the Company’s $2.0 million of new annualized Medicare supplement premium was ceded.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2022, the Company was in compliance with all such requirements, and securities with an amortized cost of $12.3 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2022, Bankers Fidelity Assurance Company had three ratios outside the usual range, primarily as a result of net loss for the year, certain surplus ratios and Non-admitted Assets to Admitted Assets. The net loss at Bankers Fidelity Assurance Company is primarily related to federal income taxes incurred which resulted in a corresponding decrease in surplus levels for the year as well as a growing Deferred Tax Asset which is a Non-admitted.  Atlantic Capital Life Assurance Company had one ratio outside the usual range primarily due to the fact that the Change in Asset Mix was automatically considered unusual because the prior year value was zero, as the company was not in existence during the prior year.  Bankers Fidelity Life Insurance Company, American Southern Insurance Company and American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2022 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2022, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

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

The Company uses a sophisticated backup and recovery methodology that supports the replication of data across multiple secure data centers. It also includes a comprehensive disaster recovery plan that is continually tested to help enable us to resume business in the event of a disaster. The Company’s technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to promote best practices. The Company has augmented the information security program through a partnership with a leading global cybersecurity service provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

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

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$44,412	19.4%	$50,298	17.7%
States, municipalities and political subdivisions	9,187	4.1	11,644	4.2
Public utilities	10,284	4.5	13,952	4.9
All other corporate bonds	144,623	63.2	184,842	65.2
Redeemable preferred stock	223	0.1	250	0.1
Total fixed maturities(1)	208,729	91.3	260,986	92.1
Equity securities(2)	11,562	5.0	19,124	6.7
Other invested assets(3)	5,386	2.4	198	0.1
Policy loans(4)	1,759	0.8	1,858	0.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.4
Total investments	$228,712	100.0%	$283,442	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturities was $236.8 million as of December 31, 2022 and $238.6 million as of December 31, 2021.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $4.9 million as of December 31, 2022 and $4.9 million as of December 31, 2021.
(3)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $5.6 million as of December 31, 2022 and $0.7 million as of December 31, 2021.
(4)	Policy loans are valued at unpaid principal balances.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Average investments(1)	$270,636	$260,240
Net investment income	9,932	8,528
Average yield on investments	3.7%	3.3%
Realized investment gains, net	30	4,903

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

The Company engages a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Human Capital

The Company and its subsidiaries employed 142 people at December 31, 2022. Of the 142 people, 141 were full-time.  We believe that our ability to attract and retain highly motivated and skilled employees with diverse backgrounds and experiences is critical to our continued success.  We also believe the structure of our compensation program is aligned with the interests of our shareholders and serves to reward the performance of our employees.  We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our employees, including periodic surveys to obtain opinions on key topics.

We sponsor health and wellness programs in an effort to promote a healthier employee base.  We also offer competitive health and wellbeing benefits to include health, dental, vision, health and flexible savings accounts, disability, life, supplemental and telemedicine.  An Employee Assistance Program (“EAP”) is provided to all full-time employees and their family members at no cost.  The EAP offers confidential telephonic counseling, referral services, legal and financial services and additional tools that offer support and solutions.   Additionally, we offer a 401(k) retirement savings plan with an employer match as well as an annual Safe Harbor Non-Elective contribution.

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

Financial Information by Industry Segment

American Southern and Bankers Fidelity each operate with relative autonomy and each company is evaluated on its individual performance. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. For more information on segments, see Note 16 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table and information below set forth, for each current executive officer of the Company, his name, age (as of June 1, 2023), positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	61	Chairman of the Board, President & CEO	1992
J. Ross Franklin	45	Vice President, CFO and Corporate Secretary	2017

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

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date. The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. In December 2022, Delta Life Insurance Company, the owner of the building, transferred title to the building to 4370 Peachtree LLC. Each of Delta Life Insurance Company and 4370 Peachtree LLC is controlled by an affiliate of the Company.

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

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of June 12, 2023, there were 4,467 shareholders of record.

From time to time, the Company’s board of directors may declare dividends on the Company’s common stock. Payment of any dividends will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2022, the Parent held unrestricted cash and investment balances of approximately $5.0 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts.  In 2022, dividend payments to the Parent by the insurance subsidiaries in excess of $8.7 million would require prior approval. Pending the filing of this Form 10-K, the Company has not declared and paid an annual dividend during 2023.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2022	—	$—	—	325,129
November 1 – November 30, 2022	—	—	—	325,129
December 1 – December 31, 2022	—	—	—	325,129
Total	—	$—	—

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) in the property and casualty insurance industry, and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”) in the life and health insurance industry. Each operating company is managed separately, offers different products and is evaluated on its individual performance.

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

Cash and investments comprised 70% of the Company’s total assets at December 31, 2022. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, as available for sale, and equity securities, which includes common and non-redeemable preferred stocks, at their estimated fair values. Due to market and other considerations, the value of a fixed maturity investment may decline to a value below its amortized purchase price and remain at such value for an extended period of time. When a fixed maturity investment’s indicated fair value has declined below its cost basis for a period of time, the Company evaluates such investment for an other than temporary impairment. The evaluation for an other than temporary impairment is a quantitative and qualitative process, which is subject to risks and uncertainties in the determination of whether declines in the fair value of investments are other than temporary. Potential risks and uncertainties include, among other things, changes in general economic conditions, an issuer’s financial condition or near term recovery prospects and the effects of changes in interest rates. In evaluating a potential impairment, the Company considers, among other factors, management’s intent and ability to hold the securities until price recovery, the nature of the investment and the expectation of prospects for the issuer and its industry, the status of an issuer’s continued satisfaction of its obligations in accordance with their contractual terms, and management’s expectation as to the issuer’s ability and intent to continue to do so, as well as ratings actions that may affect the issuer’s credit status. If an other than temporary impairment is deemed to exist, then the Company will write down the amortized cost basis of the investment to its estimated fair value. While any such write down does not impact the reported value of the investment in the Company’s balance sheet, it is reflected as a realized investment loss in the Company’s net income or other comprehensive income, depending upon the nature of the loss, in the period incurred.

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

Future policy benefits comprised 32% of the Company’s total liabilities at December 31, 2022. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and lapse rates after giving effect to possible risks of adverse deviation. The assumed mortality and lapse rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Unpaid loss and loss adjustment expenses comprised 33% of the Company’s total liabilities at December 31, 2022. This liability includes estimates for: (1) unpaid losses on claims reported prior to December 31, 2022, (2) future development on those reported claims, (3) unpaid ultimate losses on claims incurred prior to December 31, 2022 but not yet reported and (4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2022. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2022 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 11% of the Company’s total assets at December 31, 2022. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Deferred acquisition costs comprised 12% of the Company’s total assets at December 31, 2022. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2022	2021
	(In thousands)
Revenue
Property and Casualty:
American Southern	$73,949	$73,868
Life and Health:
Bankers Fidelity	114,015	125,702
Corporate and Other	(113)	(16)
Total revenue	$187,851	$199,554
Income before income taxes
Property and Casualty:
American Southern	$6,613	$9,292
Life and Health:
Bankers Fidelity	3,812	3,726
Corporate and Other	(8,329)	(7,716)
Income before income taxes	$2,096	$5,302
Net income	$1,525	$4,281

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

A reconciliation of net income, the most directly comparable GAAP measure, to operating income (loss) is as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income	$1,525	$4,281
Income tax expense	571	1,021
Realized investment gains, net	(30)	(4,903)
Unrealized (gains) losses on equity securities, net	7,562	(1,894)
Non-GAAP operating income (loss)	$9,628	$(1,495)

On a consolidated basis, the Company had net income of $1.5 million, or $0.06 per diluted share, in 2022, compared to net income of $4.3 million, or $0.19 per diluted share, in 2021. The decrease in net income was primarily due to a decrease in unrealized gains on equity securities of $9.5 million.  Partially offsetting this decrease was a decrease in the insurance benefits and losses incurred of $8.2 million. Operating income was $9.6 million in 2022 as compared to operating loss of $1.5 million in 2021. The increase in operating income was primarily due to more favorable loss experience in the life and health operations, resulting from a significant decrease in the number of claims incurred in the Medicare supplement line of business.  Partially offsetting the increase in operating income was a less favorable loss experience in the property and casualty operations due to severity of losses reported from programs within the automobile liability line of business.

Total revenue was $187.9 million in 2022 as compared to $199.6 million in 2021. Premium revenue increased to $185.4 million in 2022 from $184.2 million in 2021. The increase in premium revenue was primarily attributable to an increase in life insurance premiums within the life and health operations.  Also contributing to the increase in premium revenue were business writings and price increases in certain programs within the automobile liability line of business within the property and casualty operations.  Partially offsetting the increase in premium revenue was a decrease in the Medicare supplement line of business in the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS
American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Gross written premiums	$79,218	$75,914
Ceded premiums	(6,547)	(6,511)
Net written premiums	$72,671	$69,403
Net earned premiums	$70,276	$67,982
Insurance benefits and losses incurred	47,175	44,433
Commissions and underwriting expenses	20,161	20,143
Underwriting income	$2,940	$3,406
Loss ratio	67.1%	65.4%
Expense ratio	28.7	29.6
Combined ratio	95.8%	95.0%

Gross written premiums at American Southern increased $3.3 million, or 4.4%, during 2022 as compared to 2021. The increase in gross written premiums was primarily attributable to an increase in premiums written in the automobile liability line of business, resulting from new business writings and price increases in certain programs. Partially offsetting the increase in gross written premiums was a decrease in premiums written in the automobile physical damage line of business due to a reduction in the number of agencies, as well as a decrease in premiums written in the general liability line of business due to reduced premiums from existing agencies.

Ceded premiums increased slightly during 2022 as compared to 2021. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2022	2021
	(In thousands)
Automobile liability	$33,981	$30,453
Automobile physical damage	21,069	22,917
General liability	5,871	5,637
Surety	6,039	5,620
Other lines	3,316	3,355
Total	$70,276	$67,982

Net earned premiums increased $2.3 million, or 3.4%, during 2022 as compared to 2021. The increase in net earned premiums was primarily attributable to an increase in business writings and price increases in certain programs within the automobile liability line of business as previously mentioned. Partially offsetting the increase in net earned premiums was a decrease in earned premiums in the automobile physical damage line of business due to a reduction in the number of existing agencies.  Premiums are earned ratably over their respective policy terms and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $2.7 million, or 6.2%, during 2022 as compared to 2021. As a percentage of premiums, insurance benefits and losses incurred were 67.1% in 2022 as compared to 65.4% in 2021. The increase in the loss ratio was mainly due to severity of losses reported from programs within the automobile liability line of business.  Partially offsetting this increase was a decrease in the frequency of claims in the automobile physical damage line of business.

Commissions and underwriting expenses remained constant during 2022 as compared to 2021. As a percentage of premiums, these expenses were 28.7% in 2022 as compared to 29.6% in 2021. The decrease in the expense ratio was primarily due to the increase in earned premiums.  Partially offsetting the decrease in expense ratio was American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  In 2022, variable commissions at American Southern increased $0.7 million as compared to 2021 due to improved loss ratios from certain accounts subject to variable commissions.

In establishing reserves, American Southern initially reserves for losses based on management’s best estimate within a reasonable range. Selection of such an initial loss estimate is an attempt by management to give recognition that initial claims information received generally is not conclusive with respect to legal liability, is generally not comprehensive with respect to magnitude of loss and generally, based on historical experience, will develop more adversely as time passes and more information becomes available. However, as a result, American Southern generally experiences reserve redundancies when analyzing the development of prior year losses in the current period. At December 31, 2022, the range of estimates developed in connection with the loss reserves for American Southern indicated that reserves could be as much as 12.1% lower or as much as 12.2% higher. Development from prior years’ reserves has historically reduced the current year loss ratio; however, such reduction in the current year loss ratio is generally offset by the reserves established in the current year for current period losses. Management believes that such differences will continue in future periods, but is unable to determine if or when incremental redundancies will increase or decrease until the underlying losses are ultimately settled.

Contingent commissions, if contractually applicable, are ultimately payable to participating agents based on the underlying profitability of a particular insurance contract or a group of insurance contracts, and are periodically evaluated and accrued as earned. In each of 2022 and 2021, approximately 38% of American Southern’s earned premium provides for contractual commission arrangements which compensate the company’s agents in relation to the loss ratios of the business they write. By structuring its business in this manner, American Southern provides its agents with an economic incentive to place profitable business with American Southern. In periods in which loss reserves reflect favorable development from prior years’ reserves, there is generally a highly correlated increase in commission expense also related to the prior year business. Accordingly, favorable loss development from prior years, while anticipated to continue in future periods, is not an indicator of significant additional profitability in the current year.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Medicare supplement	$148,747	$162,400
Other health products	12,389	10,364
Life insurance	15,867	10,624
Gross earned premiums	177,003	183,388
Ceded premiums	(61,839)	(67,154)
Net earned premiums	115,164	116,234
Insurance benefits and losses incurred	76,281	87,261
Commissions and underwriting expenses	33,922	34,715
Total expenses	110,203	121,976
Underwriting income (loss)	$4,961	$(5,742)
Loss ratio	66.2%	75.1%
Expense ratio	29.5	29.9
Combined ratio	95.7%	105.0%

Net earned premium revenue at Bankers Fidelity decreased $1.1 million, or 0.9%, during 2022 as compared to 2021. Gross earned premiums from the Medicare supplement line of business decreased $13.7 million, or 8.4%, in 2022 as compared to 2021, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $2.0 million, or 19.5%, during 2022 as compared to 2021, primarily as a result of new sales of the company’s group health and individual cancer  products. Gross earned premiums from the life insurance line of business increased $5.2 million, or 49.4%, in 2022 from 2021 due to an increase in the group life product premiums. Partially offsetting this increase was a decline in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Premiums ceded decreased $5.3 million, or 7.9%, in 2022 from 2021. The decrease in ceded premiums was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $11.0 million, or 12.6%, during 2022 as compared to 2021. As a percentage of premiums, benefits and losses were 66.2% in 2022 as compared to 75.1% in 2021. The decrease in the loss ratio was primarily due to improved rate adequacy and a decrease in the number of claims incurred in the Medicare supplement line of business. Also contributing to the decrease in loss ratio was a decrease in both the group and individual lines of business.  These decreases were marginally offset by increased loss ratios on the group accident and health lines of business.

Commissions and underwriting expenses decreased $0.8 million, or 2.3%, during 2022 as compared to 2021. As a percentage of earned premiums, these expenses were 29.5% in 2022 as compared to 29.9% in 2021. The decrease in the expense ratio was primarily due to the additions to deferred acquisition costs (“DAC”) exceeding the amortization of DAC. The increase in additions to DAC was primarily related to the growth in sales of the group lines of business, primarily group life. Offsetting the DAC benefit were increased commissions related to the aforementioned growth in group sales coupled with increased servicing costs related to our growing group lines of business.

Net Investment Income and Realized Gains

Investment income increased $1.4 million, or 16.5%, in 2022 as compared to 2021. The increase in investment income was primarily attributable to an increase in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.5 million.  Also contributing to the increase in investment income was prepayment income of $0.3 million related to the redemption of certain fixed maturities.

The Company had net realized investment gains of $0.03 million in 2022 as compared to net realized investment gains of $4.9 million in 2021. The net realized investment gains in 2022 were primarily attributable to gains from the sale of fixed maturities. The net realized investment gains in 2021 were primarily attributable to gains of $4.3 million from the sale of the Company’s interest in a certain limited liability company as well as gains from the sale of a number of the Company’s investments in fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $7.6 million and unrealized gains on equity securities of $1.9 million during the years ended December 2022 and 2021, respectively. Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.6 million, or 40.7%, in 2022 as compared to 2021. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

Income Taxes

The primary difference between the effective tax rate and the federal statutory income tax rate for 2022 resulted from a permanent difference related to penalties and fines incurred of $0.1 million.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $0.1 million in the year ended December 31, 2022. Other contributing factors to the differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2021 resulted from the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $0.1 million in the year ended December 31, 2021. Also contributing to differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and vested stock and club dues.  Another contributing factor was the DRD.

Liquidity and Capital Resources

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period, but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets, as well as borrowings from time to time under our revolving credit facility. The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and operating expenses as needed.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2022, the Parent had approximately $5.0 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2022, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $89.7 million. Dividends were paid to Atlantic American by its subsidiaries totaling $7.2 million and $8.4 million in 2022 and 2021, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $7.6 million and $7.4 million in 2022 and 2021, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $3.9 million and $6.7 million were paid to the Parent under the tax sharing agreement in 2022 and 2021, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2022, the effective interest rate was 8.73%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At December 31, 2022, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17.7 thousand at December 31, 2022 and 2021. During each of 2022 and 2021, the Company paid Series D Preferred Stock dividends of $0.4 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $7.9 million, as of December 31, 2022. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of December 31, 2022, BFLIC has pledged bonds having an amortized cost of $7.2 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of December 31, 2022, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of December 31, 2022, the Company had outstanding borrowings of $2.0 million under the Credit Agreement.

Cash and cash equivalents increased from $24.8 million at December 31, 2021 to $28.9 million at December 31, 2022. The increase in cash and cash equivalents during 2022 was primarily attributable to an increase in net cash provided by operating activities of $6.5 million. Also contributing to the increase in cash and cash equivalents were proceeds from the revolving credit facility of $2.0 million. Partially offsetting the increase in cash and cash equivalents was net cash used in investing activities of $3.4 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Also partially offsetting the increase were dividends paid on common stock of $0.4 million and dividends paid on the Company’s Series D Preferred Stock of $0.4 million.

The Company believes that existing cash balances as well as the dividends, fees, and tax-sharing payments it expects to receive from its subsidiaries and, if needed, additional borrowings from financial institutions, will enable the Company to meet its liquidity requirements for the next 12 months and thereafter for the foreseeable future. Management is not aware of any current recommendations by regulatory authorities, which, if implemented, would have a material adverse effect on the Company’s liquidity, capital resources or operations.

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
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively, referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

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

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for losses and claims (claim reserves), were $87.5 million as of December 31, 2022. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (IBNR) claims based on past experience and estimates of loss adjustment expenses.

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

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)

As reflected on the consolidated balance sheet and discussed in Note 5 to the financial statements, the Company’s insurance reserves for future policy benefits (policy reserves) were $85.6 million as of December 31, 2022. Policy reserves are related to life and health insurance policies and are based upon significant assumptions including future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of unexpected claim experience.  These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are generally established at contract inception.

The principal considerations for our determination that the valuation of policy reserves is a critical audit matter are the high degree of judgment required to assess certain assumptions that impact policy reserves and the complexity of the actuarial calculations.

Addressing the matter involved performing the following audit procedures, among others:

•	Involving our actuarial specialists to assist in our procedures in:
o	Evaluating whether the methodology applied by management is consistent in the aggregate with the methodology compliant with US GAAP;
o
Assessing the significant assumptions used by management for new insurance contracts issued during the current year by comparing the significant assumptions noted above to historical experience, observable market data or management’s estimates of prospective changes to these assumptions;

o	Reviewing benefit reserve replication workbooks prepared by management for a sample of contracts; and
o	Evaluating management’s loss recognition testing of aggregate reserve sufficiency.
•	Testing the completeness and accuracy of data used by management in developing assumptions on a sample basis.

Actuarial System Conversion

During the fourth quarter of 2022, the Company commenced a conversion of the actuarial system for its Medicare Supplement line of business.  The system generates data used in several financial statement accounts including reinsurance receivables, deferred acquisition costs (DAC), future policy benefits, unearned premiums, insurance benefits and losses incurred and commission and underwriting expenses.

The principal considerations for our determination that the actuarial system conversion is a critical audit matter included auditing the financial statement accounts affected by the system conversion required increased auditor effort and significant auditor judgement, including the assistance of actuarial specialists, to design and execute the incremental audit procedures over the importation of policy and other data from the old system to the new system and the configuration of the new system. Also included in our principal considerations for determining this as a critical audit matter was the identified material weakness associated with certain ineffective process level controls over the development, testing, and implementation of its actuarial models used to estimate certain balances in its Medicare Supplement line of business.

Addressing the matter involved the following audit procedures, among others:

•	Obtaining an understanding of the processes and controls implemented by management to:
o	Ensure the proper implementation of the new actuarial valuation system;
o	Ensure data was imported into the new actuarial valuation system completely and accurately; and
o	Ensure that the outputs from the new actuarial valuation system were accurate.
•	Testing the completeness and accuracy of the data used by management in the new actuarial valuation system on a sample basis.
•	Involving our actuarial specialists to assist in our procedures in:
o	Evaluating whether the methodology and assumptions applied by management in the new valuation system was consistent in the aggregate with the methodology compliant with GAAP;
o	Reviewing benefit reserve and DAC replication workbooks prepared by management for a sample of contracts; and
o	Comparing and analyzing the outputs from the new actuarial valuation system to the outputs from the legacy actuarial valuation system.

We have served as the Company’s auditor since 2018.

/s/ FORVIS, LLP (Formerly, Dixon Hughes Goodman LLP)

Atlanta, GA
June 30, 2023

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$28,863	$24,753
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $236,766 and $238,597)	208,729	260,986
Equity securities, at fair value (cost: $4,907 and $4,907)	11,562	19,124
Other invested assets (cost: $5,628 and $698)	5,386	198
Policy loans	1,759	1,858
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	228,712	283,442
Receivables:
Reinsurance	25,913	27,416
Insurance premiums and other, net of allowance for doubtful accounts of $177 and $188 as of 2022 and 2021, respectively	15,386	14,959
Deferred income taxes, net	14,163	1,755
Deferred acquisition costs	42,281	38,698
Other assets	9,202	8,719
Intangibles	2,544	2,544
Total assets	$367,064	$402,286

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$85,564	$87,348
Unearned premiums	28,348	27,469
Losses and claims	87,484	85,620
Other policy liabilities	1,255	1,360
Total insurance reserves and policyholder funds	202,651	201,797
Accounts payable and accrued expenses	26,473	25,465
Revolving credit facility	2,009	—
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	264,871	261,000
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,407,229 and 20,378,576 shares outstanding as of 2022 and 2021, respectively	22,401	22,401
Additional paid-in capital	57,425	57,441
Retained earnings	51,982	51,264
Accumulated other comprehensive income (loss)	(22,149)	17,688
Unearned stock grant compensation	(132)	(73)
Treasury stock, at cost, 1,993,665 and 2,022,318 shares as of 2022 and 2021, respectively	(7,389)	(7,490)
Total shareholders’ equity	102,193	141,286
Total liabilities and shareholders’ equity	$367,064	$402,286

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(In thousands, except per share data)
Revenue:
Insurance premiums, net	$185,440	$184,216
Net investment income	9,932	8,528
Realized investment gains, net	30	4,903
Unrealized gains (losses) on equity securities, net	(7,562)	1,894
Other income	11	13
Total revenue	187,851	199,554

Benefits and expenses:
Insurance benefits and losses incurred	123,456	131,694
Commissions and underwriting expenses	46,713	47,496
Interest expense	1,952	1,387
Other expense	13,634	13,675
Total benefits and expenses	185,755	194,252

Income before income taxes	2,096	5,302
Income tax expense	571	1,021
Net income	1,525	4,281
Preferred stock dividends	(399)	(399)
Net income applicable to common shareholders	$1,126	$3,882
Earnings per common share (basic and diluted)	$0.06	$0.19

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
	(In thousands)
Net income	$1,525	$4,281
Other comprehensive loss:
Available-for-sale fixed maturity securities:
Gross unrealized holding loss arising in the period	(50,377)	(8,686)
Related income tax effect	10,579	1,824
Subtotal	(39,798)	(6,862)

Less: reclassification adjustment for net realized gains included in net income	(49)	(570)
Related income tax effect	10	120
Subtotal	(39)	(450)

Total other comprehensive loss, net of tax	(39,837)	(7,312)
Total comprehensive loss	$(38,312)	$(3,031)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except share and per share data)	2022	2021
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,441	57,437
Restricted stock grants, net of forfeitures	(16)	—
Issuance of shares under stock plans	—	4
Balance, end of year	57,425	57,441
Retained earnings:
Balance, beginning of year	51,264	47,790
Net income	1,525	4,281
Dividends on common stock	(408)	(408)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	51,982	51,264
Accumulated other comprehensive income (loss):
Balance, beginning of year	17,688	25,000
Other comprehensive loss, net of tax	(39,837)	(7,312)
Balance, end of year	(22,149)	17,688
Unearned stock grant compensation:
Balance, beginning of year	(73)	(284)
Restricted stock grants, net of forfeitures	(193)	—
Amortization of unearned compensation	134	211
Balance, end of year	(132)	(73)
Treasury stock:
Balance, beginning of year	(7,490)	(7,339)
Restricted stock grants, net of forfeitures	209	—
Net shares acquired related to employee share-based compensation plans	(108)	(153)
Issuance of shares under stock plans	—	2
Balance, end of year	(7,389)	(7,490)

Total shareholders’ equity	$102,193	$141,286
Dividends declared on common stock per share	$0.02	$0.02
Common shares outstanding:
Balance, beginning of year	20,378,576	20,415,243
Net shares acquired under employee share-based compensation plans	(36,347)	(38,147)
Issuance of shares under stock plans	—	1,480
Restricted stock grants, net of forfeitures	65,000	—
Balance, end of year	20,407,229	20,378,576

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net Income	$1,525	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	19,445	24,064
Acquisition costs deferred	(23,028)	(23,151)
Realized investment gains, net	(30)	(4,903)
Unrealized losses (gains) on equity securities, net	7,562	(1,894)
(Earnings) loss from equity method investees	(241)	290
Compensation expense related to share awards	134	211
Depreciation and amortization	890	1,003
Deferred income tax benefit	(1,819)	(1,112)
Decrease in receivables, net	1,076	1,545
Increase in insurance reserves and policyholder funds	854	3,121
Increase (decrease) in accounts payable and accrued expenses	1,008	(947)
Other, net	(923)	(1,420)
Net cash provided by operating activities	6,453	1,088

Cash flows from investing activities:
Proceeds from investments sold	3,902	29,184
Proceeds from investments matured, called or redeemed	9,806	11,515
Investments purchased	(17,010)	(35,292)
Additions to property and equipment	(126)	(107)
Net cash (used in) provided by investing activities	(3,428)	5,300

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	—	6
Treasury stock acquired — net employee share-based compensation	(108)	(153)
Proceeds from revolving credit facility, net	2,000	—
Net cash provided by (used in) financing activities	1,085	(954)

Net increase in cash	4,110	5,434
Cash and cash equivalents at beginning of year	24,753	19,319
Cash and cash equivalents at end of year	$28,863	$24,753

Supplemental cash flow information:
Cash paid for interest	$1,794	$1,389
Cash paid for income taxes	$2,764	$3,202

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2022, the Parent owned five insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiaries, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company.  American Southern Insurance Company also wholly-owned three non-insurance subsidiaries, Premier Adjusting and Claim Services, Inc., Automobile Safety Management, Inc. and Automated Systems of Georgia, Inc. (together with American Southern Insurance Company and American Safety Insurance Company known as “American Southern”). In addition, the Parent owned one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $100,000 to $500,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.5 million limit excess of $500,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual in the case of life insurance policies is $200,000. At December 31, 2022, $9.6 million of the $670.6 million of life insurance in force at Bankers Fidelity was reinsured under a mix of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2022, the liability of the reinsurer was 50% of all new Medicare supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $1.0 million of the Company’s $2.0 million of new annualized Medicare supplement premium was ceded.

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

Future Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2024 as reference rate reform activities occur. The Company is currently assessing the effect of adopting this guidance on its financial condition and results of operations.

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for interim and annual reporting periods beginning after December 15, 2024, although earlier adoption is permitted. The Company is currently evaluating the new guidance, but has not yet determined the method. The Company will adopt on January 1, 2025.

Financial Instruments – Credit Losses. In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables, premium and other receivables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

The updated guidance also amends the previous other-than-temporary impairment model for available-for-sale debt securities by requiring the recognition of impairments relating to credit losses through an allowance account and limits the amount of credit loss to the difference between a security’s amortized cost basis and its fair value. In addition, the length of time a security has been in an unrealized loss position will no longer impact the determination of whether a credit loss exists.

The Company adopted the updated guidance as of January 1, 2023. The updated guidance was applied by a cumulative effect adjustment to the opening balance of retained earnings as of January 1, 2023, the beginning of the period of adoption. The adoption of this guidance resulted in the recognition of an after-tax cumulative effect adjustment of $0.1 million to reflect the impact of recognizing expected credit losses, as compared to incurred credit losses recognized under the previous guidance. This adjustment is primarily associated with reinsurance recoverables, premium and other receivables. The cumulative effect adjustment decreased retained earnings as of January 1, 2023 and increased the allowance for estimated uncollectible reinsurance.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2022 and December 31, 2021.

Fixed maturities were comprised of the following:

	2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$44,412	$5	$5,926	$50,333
Obligations of states and political subdivisions	9,187	4	1,702	10,885
Corporate securities:
Utilities and telecom	22,090	120	3,299	25,269
Financial services	59,054	397	7,085	65,742
Other business – diversified	31,058	161	4,689	35,586
Other consumer – diversified	42,705	35	6,089	48,759
Total corporate securities	154,907	713	21,162	175,356
Redeemable preferred stocks:
Other consumer – diversified	223	31	—	192
Total redeemable preferred stocks	223	31	—	192
Total fixed maturities	$208,729	$753	$28,790	$236,766

	2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,298	$763	$416	$49,951
Obligations of states and political subdivisions	11,644	749	—	10,895
Corporate securities:
Utilities and telecom	29,717	2,961	44	26,800
Financial services	70,921	6,759	48	64,210
Other business – diversified	40,216	4,631	106	35,691
Other consumer – diversified	57,940	7,185	103	50,858
Total corporate securities	198,794	21,536	301	177,559
Redeemable preferred stocks:
Other consumer – diversified	250	58	—	192
Total redeemable preferred stocks	250	58	—	192
Total fixed maturities	$260,986	$23,106	$717	$238,597

Bonds having an amortized cost of $12,333 and $11,169 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2022 and 2021, respectively, in accordance with statutory requirements.  Additionally, bonds having an amortized cost of $7,221 and $5,371 and included in the tables above were pledged as collateral to FHLB at December 31, 2022 and 2021, respectively.

	2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	790	516	—	274
Other business – diversified	10,772	6,139	—	4,633
Total equity securities	$11,562	$6,655	$—	$4,907

	2021
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	799	525	—	274
Other business – diversified	18,325	13,692	—	4,633
Total equity securities	$19,124	$14,217	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2022 and 2021 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2022		2021
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$3,776	$3,797	$1,734	$1,730
Due after one year through five years	40,150	42,174	24,926	23,593
Due after five years through ten years	44,044	49,711	73,725	68,338
Due after ten years	87,719	103,095	122,045	106,181
Asset backed securities	33,040	37,989	38,556	38,755
Totals	$208,729	$236,766	$260,986	$238,597

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2022 and 2021.

	2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,763	$2,410	$19,259	$3,516	$43,022	$5,926
Obligations of states and political subdivisions	8,183	1,702	—	—	8,183	1,702
Corporate securities	127,928	16,214	14,514	4,948	142,442	21,162
Total temporarily impaired securities	$159,874	$20,326	$33,773	$8,464	$193,647	$28,790

	2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$30,141	$416	$—	$—	$30,141	$416
Corporate securities	3,326	49	4,761	252	8,087	301
Total temporarily impaired securities	$33,467	$465	$4,761	$252	$38,228	$717

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

There were no OTTI charges recorded during the years ended December 31, 2022 and  2021.

As of December 31, 2022 and 2021, there were 237 and 61 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the financial services, other diversified business and other diversified consumer sectors. The increase in the number and value of securities in an unrealized loss position during the year ended December 31, 2022, was primarily attributable to a decline in market values in certain of the Company’s fixed maturity securities as a result of a rising interest rate environment.  The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position. Based upon the Company’s expected continuation of receipt of contractually required principal and interest payments and its intent and ability to retain the securities until price recovery, as well as the Company’s evaluation of other relevant factors, including those described above, the Company has deemed these securities to be temporarily impaired as of December 31, 2022.

Investment income was earned from the following sources:

	2022	2021
Fixed maturities	$9,141	$8,640
Equity securities	327	300
Other	729	(111)
	10,197	8,829
Investment expenses	265	301
Net investment income	$9,932	$8,528

A summary of realized investment gains (losses) follows:

	2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$101	$—	$1	$102
Losses	(52)	—	(20)	(72)
Realized investment gains, net	$49	$—	$(19)	$30

	2021
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$570	$—	$4,333	$4,903
Losses	—	—	—	—
Realized investment gains, net	$570	$—	$4,333	$4,903

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2022	2021
Sales proceeds	$3,649	$9,244
Gross gains	101	454
Gross losses	—	—

Proceeds from the sales of equity securities were as follows:

	2022	2021
Sales proceeds	$1	$61
Gross gains	—	—
Gross losses	—	—

Proceeds from the sales of other invested assets were as follows:

	2022	2021
Sales proceeds	$161	$19,761
Gross gains	1	4,333
Gross losses	(20)	—

Sales of available-for-sale securities in 2022 and 2021 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2022 and 2021.

	2022	2021
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(7,562)	$1,894
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) on equity securities, net	$(7,562)	$1,894

The Company’s bond portfolio included 99% investment grade securities, as defined by the NAIC, at December 31, 2022.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $5,386 and $198 at December 31, 2022 and 2021, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 at December 31, 2022 and 2021.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $6,624 and $1,436, at December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had outstanding commitments totaling $5,872 and $1,997, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one fixed maturity security and one equity security.  As of December 31, 2022 and December 31, 2021, the value of the fixed maturity valued using Level 3 criteria was $0 and $250, respectively. As of December 31, 2022 and December 31, 2021, the value of the equity security valued using Level 3 criteria was $156 and $157, respectively.   The equity security is not traded and valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

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

As of December 31, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$208,729	$—	$208,729
Equity securities	11,406	—	156	11,562
Cash equivalents	18,861	—	—	18,861
Total	$30,267	$208,729	$156	$239,152

As of December 31, 2021, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$250	$260,486	$250	$260,986
Equity securities	18,967	—	157	19,124
Cash equivalents	12,713	—	—	12,713
Total	$31,930	$260,486	$407	$292,823

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2022 and 2021.

	Level in	2022		2021
	Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$28,863	$28,863	$24,753	$24,753
Fixed maturities	(1)	208,729	208,729	260,986	260,986
Equity securities	(1)	11,562	11,562	19,124	19,124
Other invested assets	Level 3	5,386	5,386	198	198
Policy loans	Level 2	1,759	1,759	1,858	1,858
Investments in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,810	33,738	33,728
Revolving credit facility	Level 2	2,009	2,009	—	—

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2022		2021
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,390	$36,308	$2,299	$37,312
Capitalization	10,161	12,867	10,690	12,461
Amortization	(10,150)	(9,295)	(10,599)	(13,465)
Balance, end of year	$2,401	$39,880	$2,390	$36,308

Note 5.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $2,522 and $500 during the years ended December 31, 2022 and 2021, respectively.  As a result, the Company has capitalized $3,022 in implementation costs in other assets in its condensed consolidated balance sheet as of December 31, 2022.  The Company expects the software will be substantially ready for its intended use during 2023.  Accordingly, the Company has not recorded any amortization expense related to software implementation costs for year ended December 31, 2022.

Note 6.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2022 and 2021.

			Amount of Insurance In Force, Net
	2022	2021	2022	2021
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$50,660	$51,947	$186,863	$194,210
Group life	2,533	1,094	474,150	212,783
	53,193	53,041	$661,013	$406,993
Accident and health insurance policies	32,371	34,307
	85,564	87,348
Unearned premiums	28,348	27,469
Losses, claims and loss adjustment expenses	87,484	85,620
Other policy liabilities	1,255	1,360
Total insurance reserves and policyholder funds	$202,651	$201,797

Annualized premiums for accident and health insurance policies were $89,471 and $101,315 at December 31, 2022 and 2021, respectively.

Future Policy Benefits

Liabilities for future benefits on life and accident and health policies are based upon assumed future investment yields, mortality rates, morbidity rates, and lapse rates after giving effect to possible risks of unexpected adverse claim experience. The assumed mortality, morbidity, and lapse rates are based upon the Company’s experience and are modified as necessary to reflect anticipated trends and are generally established at contract inception. The assumptions include a margin for adverse experience development.  The interest rates assumed for life, accident and health future policy benefits are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 5.5% to 7.0% for 1977 through 1979 issues, (iii) 9.0% for 1980 through 1987 issues, (iv) 5.0% to 7.0% for 1988 through 2009 issues, (v) 4.0% for 2010 through 2012 issues, (vi) 3.5% to 4.0% for 2013 through 2020 issues, and (vii) 3.0% for 2021 and 2022 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2022		2021
Balance at January 1	$85,620		$79,147
Less: Reinsurance recoverable on unpaid losses	(17,690)		(17,600)
Net balance at January 1	67,930		61,547

Incurred related to:
Current year	125,754		134,284
Prior years	(4,228	)(1)	(3,415	)(2)
Total incurred	121,526		130,869

Paid related to:
Current year	82,002		89,838
Prior years	37,617		34,648
Total paid	119,619		124,486
Net balance at December 31	69,837		67,930
Plus: Reinsurance recoverable on unpaid losses	17,647		17,690
Balance at December 31	$87,484		$85,620

(1)
Prior years’ development was primarily the result of better than expected development on prior year’s loss and claim reserves for the Medicare Supplement line of business in Bankers Fidelity, as well as the surety line of business in American Southern.

(2)
Prior years’ development was primarily the result of better than expected development on prior year’s loss and claim reserves for certain lines of business in American Southern, somewhat offset by unfavorable development on prior years’ loss and claim reserves for the Medicare Supplement line of business in Bankers Fidelity.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2022	2021
Total incurred losses	$121,526	$130,869
Cash surrender value and matured endowments	1,598	2,179
Benefit reserve changes	332	(1,354)
Total insurance benefits and losses incurred	$123,456	$131,694

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,										As of December 31, 2022
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$56,974	$56,970	$57,034	$57,023	$57,021	$57,016	$57,015	$57,014	$57,014	$57,014	$—	867
2014		57,179	56,938	56,981	56,981	56,976	56,977	56,976	56,976	56,976	—	957
2015			55,482	54,939	54,993	54,990	54,984	54,985	54,985	54,985	—	939
2016				58,849	59,851	63,226	63,225	63,221	63,221	63,221	—	898
2017					67,960	69,655	69,643	69,635	69,633	69,633	—	1,037
2018						79,140	80,404	80,361	80,357	80,351	—	1,512
2019							88,765	87,028	86,988	86,986	1	2,052
2020								75,857	75,715	75,730	20	2,245
2021									65,267	61,579	228	1,852
2022										58,777	12,666	1,768
										$665,252

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$47,770	$56,970	$57,034	$57,023	$57,021	$57,016	$57,015	$57,014	$57,015	$57,014
2014		48,024	56,938	56,981	56,981	56,976	56,977	56,976	56,976	56,976
2015			45,430	54,876	54,993	54,990	54,984	54,985	54,985	54,985
2016				49,165	59,747	63,226	63,225	63,221	63,221	63,221
2017					57,696	69,517	69,643	69,635	69,633	69,633
2018						66,565	80,222	80,361	80,355	80,351
2019							72,333	86,856	86,978	86,985
2020								63,129	75,527	75,710
2021									50,197	61,350
2022										46,111
										$652,336
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,916

The cumulative number of reported claims for the Medicare Supplement line of business is the number of distinct claims incurred and submitted to the Centers for Medicare and Medicaid Services for payment in the given year. Multiple payments on the same claim are not counted in the frequency information. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to reflect seasonality and trend-adjusted expected claims for the most recent four-month period prior to the statement date. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in claim experience and changes in the rate of claim processing. The IBNR is calculated as the estimated ultimate claims less the total of paid claims through the valuation date and claims in the course of settlement as of the valuation date. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. For other accident and health products that have very small claim volumes, similar approaches are used and modified to reflect the unique aspects of the products.

Automobile Liability

	For the Years Ended December 31,										As of December 31, 2022
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$18,664	$20,702	$21,096	$21,823	$21,352	$21,020	$20,972	$20,972	$20,970	$20,958	$—	3,278
2014		20,812	21,881	22,041	22,353	21,682	22,080	22,100	22,125	22,165	35	3,558
2015			18,521	19,857	20,017	20,007	20,086	20,680	20,849	20,955	9	3,537
2016				20,549	21,275	21,846	22,388	22,245	22,310	22,448	—	3,862
2017					22,179	24,212	23,766	25,180	26,009	26,153	74	3,813
2018						24,284	25,682	27,338	30,013	30,464	466	3,650
2019							25,241	24,045	25,724	28,042	1,725	3,599
2020								22,416	16,442	20,137	1,815	2,494
2021									25,887	21,172	2,415	2,707
2022										28,860	14,911	2,532
										$241,354

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$5,144	$12,193	$16,782	$19,407	$20,382	$20,982	$20,972	$20,972	$20,970	$20,958
2014		6,822	13,807	17,554	20,177	20,878	21,735	21,813	21,786	21,958
2015			6,226	11,878	14,938	17,612	19,557	20,234	20,726	20,904
2016				6,796	13,141	16,397	19,613	21,408	21,809	22,448
2017					7,401	16,317	20,221	22,778	25,023	25,712
2018						6,989	15,647	21,121	24,662	27,671
2019							7,305	14,694	19,384	22,868
2020								5,172	9,941	14,693
2021									6,242	13,918
2022										7,023
										$198,153
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$43,201

Automobile Physical Damage

	For the Years Ended December 31,					As of December 31, 2022
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2018	2019	2020	2021	2022
2018	$7,805	$7,530	$7,447	$7,430	$7,461	$—	1,461
2019		8,526	8,026	7,914	7,881	1	1,493
2020			10,288	10,080	10,047	3	1,634
2021				14,296	13,385	10	1,880
2022					10,962	232	1,617
					$49,736

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2018	2019	2020	2021	2022
2018	$6,344	$7,510	$7,446	$7,433	$7,461
2019		6,360	8,005	7,906	7,867
2020			8,347	9,952	10,008
2021				11,993	13,277
2022					8,475
					$47,088
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$2,648

General Liability

	For the Years Ended December 31,										As of December 31, 2022
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$3,461	$728	$926	$817	$865	$820	$945	$904	$868	$867	$—	199
2014		3,744	501	557	476	406	497	523	519	511	3	203
2015			4,421	1,037	1,227	1,044	867	855	855	870	4	148
2016				3,119	1,148	736	608	621	619	620	—	94
2017					1,490	488	513	738	738	839	23	84
2018						1,656	333	198	128	183	—	76
2019							1,916	707	455	515	60	89
2020								2,223	670	657	93	89
2021									2,567	1,329	327	94
2022										2,770	1,780	77
										$9,161

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$104	$339	$579	$811	$791	$803	$805	$855	$867	$867
2014		171	299	331	369	373	493	498	502	502
2015			98	259	464	664	863	855	855	854
2016				116	203	568	608	617	619	620
2017					75	136	365	556	696	741
2018						65	90	115	128	183
2019							41	209	242	354
2020								208	385	462
2021									364	646
2022										402
										$5,631
All outstanding liabilities before 2013, net of reinsurance										296
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,826

Surety

	For the Years Ended December 31,										As of December 31, 2022
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$3,060	$2,007	$2,743	$2,947	$2,866	$2,809	$2,765	$2,757	$2,753	$2,751	$—	60
2014		3,214	3,130	2,990	2,760	2,685	2,617	2,818	2,782	2,852	48	54
2015			1,902	1,630	1,400	1,359	1,406	1,310	1,307	1,280	—	50
2016				3,314	1,812	1,865	1,876	1,865	1,678	1,670	—	47
2017					4,677	3,671	3,799	3,629	3,514	3,440	6	63
2018						3,528	1,938	1,381	956	767	1	64
2019							2,130	657	630	513	11	31
2020								2,263	574	465	—	23
2021									2,936	1,455	318	35
2022										3,202	1,476	36
										$18,395

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
2013	$323	$1,010	$1,369	$2,763	$2,789	$2,749	$2,765	$2,757	$2,753	$2,751
2014		1,331	2,327	2,727	2,739	2,664	2,593	2,562	2,562	2,568
2015			641	856	1,127	1,125	1,128	1,271	1,273	1,279
2016				1,054	1,732	1,772	1,873	1,862	1,677	1,670
2017					1,971	3,255	3,523	3,545	3,442	3,402
2018						1,157	1,454	1,361	941	760
2019							259	395	568	446
2020								97	460	464
2021									156	803
2022										970
										$15,113
All outstanding liabilities before 2013, net of reinsurance										31
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$3,313

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

The following is supplementary information about average historical claims duration as of December 31, 2022.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	82.4%	16.9%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	27.2%	29.9%	17.6%	12.2%	7.3%	2.9%	1.4%	0.2%	0.4%	-0.1%
Automobile Physical Damage	83.1%	15.5%	-0.5%	-0.3%	0.4%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	20.1%	20.7%	21.9%	16.5%	11.6%	5.9%	0.3%	2.1%	0.7%	0.0%
Surety	49.2%	38.0%	10.1%	-3.0%	-4.8%	-1.0%	-0.2%	0.1%	0.0%	-0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2022
Net outstanding liabilities
Medicare Supplement	$12,916
Automobile Liability	43,201
Automobile Physical Damage	2,648
General Liability	3,826
Surety	3,313
Other short-duration insurance lines	1,212
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	67,116

Reinsurance recoverable on unpaid losses:
Medicare Supplement	9,382
Automobile Liability	5,086
Automobile Physical Damage	334
General Liability	2,451
Other short-duration insurance lines	394
Total reinsurance recoverable on unpaid losses	17,647

Unallocated claims adjustment expenses	2,721

Total gross liability for unpaid losses, claims and loss adjustment expenses	$87,484

Note 7.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.7% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2022. Reinsurance recoverables of $25,824 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	For the Year Ended December 31, 2022
	American Southern	Bankers Fidelity	Total
Direct premiums written	$52,404	$176,119	$228,523
Assumed premiums written	26,814	9	26,823
Ceded premiums written	(6,547)	(61,701)	(68,248)
Net premiums written	$72,671	$114,427	$187,098

Direct premiums earned	$51,844	$176,995	$228,839
Assumed premiums earned	24,978	8	24,986
Ceded premiums earned	(6,546)	(61,839)	(68,385)
Net premiums earned	$70,276	$115,164	$185,440

Provision for benefits and losses incurred	$49,568	$124,478	$174,046
Reinsurance loss recoveries	(2,393)	(48,197)	(50,590)
Insurance benefits and losses incurred	$47,175	$76,281	$123,456

	For the Year Ended December 31, 2021
	American Southern	Bankers Fidelity	Total
Direct premiums written	$53,815	$182,867	$236,682
Assumed premiums written	22,099	12	22,111
Ceded premiums written	(6,511)	(67,010)	(73,521)
Net premiums written	$69,403	$115,869	$185,272

Direct premiums earned	$52,424	$183,382	$235,806
Assumed premiums earned	22,069	7	22,076
Ceded premiums earned	(6,511)	(67,155)	(73,666)
Net premiums earned	$67,982	$116,234	$184,216

Provision for benefits and losses incurred	$46,500	$144,091	$190,591
Reinsurance loss recoveries	(2,067)	(56,830)	(58,897)
Insurance benefits and losses incurred	$44,433	$87,261	$131,694

Components of reinsurance receivables at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses	$8,265	$9,382	$17,647
Recoverable on unpaid benefits	—	6,788	6,788
Recoverable on paid losses	—	618	618
Ceded unearned premiums	—	681	681
Ceded advanced premiums	—	179	179
Total reinsurance receivables	$8,265	$17,648	$25,913

	December 31, 2021
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses	$6,937	$10,753	$17,690
Recoverable on unpaid benefits	—	8,169	8,169
Recoverable on paid losses	—	499	499
Ceded unearned premiums	—	819	819
Ceded advanced premiums	—	239	239
Total reinsurance receivables	$6,937	$20,479	$27,416

Note 8.	Income Taxes

Total income taxes were allocated as follows:

	2022	2021
Total tax expense on income	$571	$1,021

Tax benefit on components of shareholders’ equity:
Net unrealized losses on investment securities	(10,589)	(1,944)
Total tax benefit	$(10,018)	$(923)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	2022	2021
Federal income tax provision at the statutory rate	$440	$1,112
Statutory rate	21%	21%
Dividends-received deduction	(24)	(26)
Meals and entertainment	61	32
Vested stock and club dues	14	(28)
Parking disallowance	17	16
Penalties and fines	149	—
Adjustment for prior years’ estimates to actual	(86)	(85)
Income tax expense	$571	$1,021
Effective tax rate	27.2%	19.3%

The primary difference between the effective tax rate and the federal statutory income tax rate for 2022 resulted from a permanent difference related to penalties and fines incurred of $149.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate were the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $86 in the year ended December 31, 2022. Other contributing factors to the differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and the dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

The primary differences between the effective tax rate and the federal statutory income tax rate for 2021 resulted from the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $85 in the year ended December 31, 2021. Also contributing to differences between the effective tax rate and the federal statutory income tax rate were permanent differences related to meals and entertainment and vested stock and club dues. Another contributing factor was the DRD.

Deferred tax assets and liabilities at December 31, 2022 and 2021 were comprised of the following:

	2022	2021
Deferred tax assets:
Deferred acquisition costs	$7,953	$7,026
Net unrealized investment losses	4,489	—
Insurance reserves	1,597	2,028
Impaired assets	791	780
Bad debts and other	252	280
Total deferred tax assets	15,082	10,114
Deferred tax liabilities:
Deferred and uncollected premiums	$(835)	$(561)
Net unrealized investment gains	—	(7,689)
Other	(84)	(109)
Total deferred tax liabilities	(919)	(8,359)
Net deferred tax asset (liability)	$14,163	$1,755

The components of income tax expense were:

	2022	2021
Current – Federal	$2,390	$2,133
Deferred – Federal	(1,819)	(1,112)
Total	$571	$1,021

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2019, 2020 and 2021 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 9.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31 2022, the Company had outstanding borrowings of $2,009 under the Credit Agreement.

Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of Atlantic American; and (iii) engaging in those activities necessary or incidental thereto. At December 31, 2022, the effective interest rate was 8.73%.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2022 and 2021, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2022	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2022	$18,042	$15,696
Net balance December 31, 2021	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2022 and 2021 was $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$1,031	1,015
Right-of-use assets included in other assets on the consolidated balance sheet	3,405	4,143
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	3.9 years	4.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2023	$1,048
2024	1,065
2025	1,083
2026	942
2027	—
Thereafter	—
Total undiscounted lease payments	4,138
Less: present value adjustment	515
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$3,623

As of December 31, 2022, the Company has no operating leases that have not yet commenced.

Note 11.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for performance and service. During the year ended 2022, a total of 25,000 restricted shares, with an estimated fair value of $71 were issued under the 2012 Plan.  During 2021, there were no restricted shares issued under the 2012 Plan.  The estimated fair value of the restricted shares issued under the 2012 Plan during 2022 was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2012 Plan in 2022 or 2021. Shares available for future grant under the 2012 Plan at December 31, 2021 were 935,200.  The 2012 Plan expired on April 30, 2022, ten years after its effective date.  As such, no grants have been or will be made under the 2012 Plan on or after its expiration, but outstanding awards granted thereunder will continue in accordance with their terms.

On May 24, 2022, the Company’s shareholders approved the 2022 Equity and Incentive Compensation Plan (the “2022 Plan”). The 2022 Plan authorizes the grant of up to 3,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards, and succeeded the 2012 Plan for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for performance and service. During the year ended 2022, a total of 40,000 restricted shares, with an estimated fair value of $122 were issued under the 2022 Plan. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. Shares available for future grant under the 2022 Plan at December 31, 2022 were 2,960,000.
401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2022 and 2021 was $255 and $272, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2022 and 2021 of $569 and $549, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

Note 12.	Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2022 and 2021, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2022 and 2021. During each of 2022 and 2021, the Company paid Series D Preferred Stock dividends of $399.

Note 13.	Earnings Per Common Share

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the income per common share calculations is as follows:

	For the Year Ended December 31, 2022
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$1,525	20,390	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$1,126	20,390	$0.06

	For the Year Ended December 31, 2021
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$4,281	20,402	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$3,882	20,402	$0.19

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2022 and 2021 since its impact would have been antidilutive.

Note 14.	Statutory Reporting

The assets, liabilities and results of operations have been reported on the basis of GAAP, which varies in some respects from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP are that under SAP: (i) carrying value of certain investments differ on a GAAP versus SAP basis, such as fixed maturities that are shown at amortized cost for SAP versus fair value for GAAP (ii) certain assets that are non-admitted assets are eliminated from the balance sheet; (iii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iv) the provision that is made for deferred income taxes is different than under GAAP; (v) the timing of establishing certain reserves is different than under GAAP; (vi) reinsurance is shown net on balance sheet for SAP and (vii) certain valuation allowances attributable to certain investments are required under SAP such as asset valuation reserve and interest maintenance reserve.

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and capital and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2022	2021
Bankers Fidelity, net income (loss)	$3,865	$(364)
American Southern, net income	5,743	7,688
Statutory net income	$9,608	$7,324

Bankers Fidelity, capital and surplus	$36,672	$38,625
American Southern, capital and surplus	53,023	52,724
Statutory capital and surplus	$89,695	$91,349

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $7,200 and $8,400 in the years ended 2022 and 2021, respectively, from its subsidiaries. In 2022, dividend payments to the Parent by the insurance subsidiaries in excess of $8,739 would require prior approval.

Note 15.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space, certain investing and financing activities, as well as inconsequential administrative and consulting services. At December 31, 2022, two members of the Company’s board of directors, including the Company’s Chairman, President and Chief Executive Officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2022 and 2021, the Company paid $880 and $879, respectively, under this lease.  In December 2022, Delta Life Insurance Company, the owner of the building, transferred title to the building to 4370 Peachtree LLC. Each of Delta Life Insurance Company and 4370 Peachtree LLC is controlled by an affiliate of the Company.  Additionally, as of December 31, 2021, Delta Life Insurance Company owned 1,663,809 shares of the Company’s common stock. No shares of the Company’s common stock were owned by Delta Life Insurance Company as of December 31, 2022.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 12). During the years ended December 31, 2022 and 2021, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2022 and 2021, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2022 and 2021 was $10,772 and $18,325, respectively.

In each of the years ended December 31, 2022 and 2021, Gray paid the Company approximately $1,708 and $1,308 in insurance premiums related to certain voluntary employee benefit plans.

Note 16.	Segment Information

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

	For the Year Ended December 31, 2022
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$70,276	$115,164	$—	$—	$185,440
Insurance benefits and losses incurred	47,175	76,281	—	—	123,456
Expenses deferred	(10,161)	(12,867)	—	—	(23,028)
Amortization and depreciation expense	10,240	9,452	498	—	20,190
Other expenses	20,082	37,337	17,432	(9,714)	65,137
Total expenses	67,336	110,203	17,930	(9,714)	185,755
Underwriting income	2,940	4,961	—	—	7,901
Net investment income (loss)	4,147	5,414	2,461	(2,090)	9,932
Other income (loss)	3	8	7,624	(7,624)	11
Subtotal	7,090	10,383	(7,845)	—	9,628
Net realized gains (losses)	(28)	58	—	—	30
Unrealized losses on equity securities	(449)	(6,629)	(484)	—	(7,562)
Income (loss) before income taxes	$6,613	$3,812	$(8,329)	$—	$2,096
Total revenues	$73,949	$114,015	$9,601	$(9,714)	$187,851
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$144,455	$195,028	$140,661	$(113,080)	$367,064

	For the Year Ended December 31, 2021
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$67,982	$116,234	$—	$—	$184,216
Insurance benefits and losses incurred	44,433	87,261	—	—	131,694
Expenses deferred	(10,690)	(12,461)	—	—	(23,151)
Amortization and depreciation expense	10,756	13,692	537	—	24,985
Other expenses	20,077	33,484	16,255	(9,092)	60,724
Total expenses	64,576	121,976	16,792	(9,092)	194,252
Underwriting income (loss)	3,406	(5,742)	—	—	(2,336)
Net investment income (loss)	3,570	5,204	1,466	(1,712)	8,528
Other income (loss)	4	9	7,380	(7,380)	13
Subtotal	6,980	(529)	(7,946)	—	(1,495)
Net realized gains	2,198	2,705	—	—	4,903
Unrealized gains on equity securities	114	1,550	230	—	1,894
Income (loss) before income taxes	$9,292	$3,726	$(7,716)	$—	$5,302
Total revenues	$73,868	$125,702	$9,076	$(9,092)	$199,554
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$161,788	$227,395	$177,638	$(164,535)	$402,286

Note 17.	Commitments and Contingencies

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

Note 18.	Subsequent Events

None.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was not effective as of December 31, 2022, as a result of the material weakness described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation, we identified certain deficiencies in internal control that we believe rise to the level of a material weakness.  Specifically, management determined that certain process controls over the development, testing, and implementation of our actuarial models used to estimate certain values in the Medicare supplement line of business within our life and health segment were not effective and the related management review controls did not operate at an appropriate level of precision to identify anomalies in results timely enough to allow management to respond without delays in our financial reporting process.  Notwithstanding these deficiencies, management believes that, as a result of the actions taken by management to address and correct these deficiencies prior to the completion and filing of this Annual Report on Form 10-K, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  As a result, there were no changes to any of our historical financial statements.

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

Changes in Internal Control Over Financial Reporting

The Company has implemented changes in processes that include enhanced controls over the development, testing, and implementation of actuarial models, and additional controls over the reporting of the financial information that is obtained from these models.  Specifically, the Company has taken the following actions:

•	Developed enhanced documentation of the product parameters and assumptions used in actuarial models and enhanced controls over their testing and implementation in the models.
•	Improved reconciliations of the policyholder data between the source administrative systems and the actuarial models.
•	Implemented additional controls over the reporting processes including enhanced analytical procedures and establishing a second independent reviewer.
•	Hired additional actuarial staff to assist with actuarial model implementation and actuarial valuation.

Except for the changes described above, which were initiated during the quarter ended December 31, 2022, and continued into the six months ending June 30, 2023, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud within a company have been detected.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth the names, ages, positions, and biographies as of June 1, 2023 of the members of the Company’s Board of Directors and the Company’s executive officers:

Name	Age	Position with the Company
Hilton H. Howell, Jr	61	Chairman of the Board, President and Chief Executive Officer
Robin R. Howell	58	Director
Mark E. Preisinger	63	Director
Joseph M. Scheerer	48	Director
Scott G. Thompson	78	Director
D. Keehln Wheeler	62	Director
J. Ross Franklin	45	Vice President, Chief Financial Officer and Secretary

The biographies below contain information regarding, as applicable, the person’s service to the Company, business, educational, and other professional experience, director positions with any other “publicly traded” company held currently or at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, during the last ten years, and for Directors, the experiences, qualifications, attributes or skills that caused the Board to determine that the person should be nominated to serve as a Director of the Company. The Company believes that the backgrounds and qualifications of its Directors, considered as a group at any time, should provide diverse business and professional capabilities, along with the experience, knowledge and other abilities that will allow the Board to effectively fulfill its responsibilities.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995 and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. During his tenure with the Company, Mr. Howell has also served in various capacities for the Company’s subsidiaries. He is actively engaged in key decision making of each of the Company’s operating subsidiaries and has longstanding relationships with not only the Company’s employees but a significant number of the Company’s subsidiaries’ independent agents. He has been a Director of the Company since October 1992 and, beginning in February 2009, assumed the role of Chairman of the Board of Directors. Mr. Howell also serves as the executive chairman and chief executive officer, and a director, of Gray Television, Inc., a leading media company.  Given the  size of the Company and the scope of its operations, the Board of Directors has concluded that Mr. Howell, due to his high level of involvement, can serve effectively in the dual role of Chairman of the Board and President and Chief Executive Officer. In addition to being very familiar with our Company, Mr. Howell is also a former attorney, which background provides additional perspective to the decisions facing not only our Company but also the Board of Directors. Mr. Howell has also been actively involved in various segments of the insurance industry throughout his career, resulting in significant depth and breadth of industry knowledge, which is beneficial to the Board of Directors. Mr. Howell is the son-in-law of Harriett J. Robinson, a greater than 5% holder of the outstanding shares of Common Stock of the Company, and is also Mrs. Howell’s husband.

Mrs. Howell has been a Director of the Company since May 2012.  She has served as Vice President and a Director of both Delta Life Insurance Company and Delta Fire & Casualty Insurance Company since 1992.  Mrs. Howell also serves on the board of Gray Television, Inc.  She is a former Chairman of the Board of Farmer’s and Merchant’s Bank and a former director of Premier Bancshares, Inc. She received a BA in Economics from the University of Virginia and a Masters of Business Administration from the University of Texas at Austin, and she has held a number of management and oversight roles in various businesses in which her family maintains an interest. Mrs. Howell is active in the community, including having served as Chair of the Board of Directors and Executive Committee of the High Museum of Art, on the Governing Board of the Woodruff Arts Center, and as a member of the Forward Arts Foundation. Mrs. Howell’s experience in board matters and the insurance industry and involvement at the executive level in various businesses is invaluable to the Board, and her numerous civic, social and academic associations provides valuable insight for the Company and elevates the Company’s profile in the community. Mrs. Howell is the wife of Mr. Howell and the daughter of Mrs. Robinson.

Mr. Preisinger has been a Director of the Company since March 2016.  He is the Director of Corporate Governance for The Coca-Cola Company, a total beverage company with products sold in more than 200 countries and territories.  In this capacity his responsibilities include coordinating engagement between the company and its institutional and retail shareholders, with a primary focus on corporate governance, environmental and social issues. He joined The Coca-Cola Company in 1984 and has managed a variety of domestic and international assignments for the business. Mr. Preisinger serves on the Advisory Board for the Ira M. Millstein Center for Global Markets and Corporate Ownership at Columbia Law School and is an Emeritus member of the Advisory Board of the Weinberg Center for Corporate Governance at the University of Delaware. He is a past member of the New York Stock Exchange Listed Company Advisory Board and the Board of Governors of the International Corporate Governance Network.  He is also a past Co-Chairman of the Council of Institutional Investors and he has been listed on the NACD 100 most influential people in the boardroom. The Board believes Mr. Preisinger’s significant experience and insight into executive and corporate governance matters will greatly benefit the Board and complement its perspectives.

Mr. Scheerer has been a Director of the Company since December 2014.  Mr. Scheerer is the Chief Executive Officer of Stonybrook Capital, LLC, which was founded in 2012 and is a specialist merchant bank focused on the insurance industry.  Mr. Scheerer is also an active investor in the insurance sector, and is a frequent speaker on the state of the insurance and reinsurance industries. Mr. Scheerer  previously served on the board of directors of Insurance Acquisition Corporation and on its compensation committee.  He is also the chairman of the investment and advisory committee of the Inter-Atlantic Stonybrook Insurance Technology fund.  Mr. Scheerer graduated from the University of Pennsylvania with a Bachelor of Arts in Economics and International Relations.  His extensive knowledge of the insurance industry provides valuable insight and perspective to the Board and is also a benefit and resource for management.

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

Mr. Wheeler has been a Director of the Company since June 2015. He is the Founder and Chief Executive Officer of MaxMedia, a digital media marketing and branding agency based in Atlanta, Georgia which he founded in 1996.  Mr. Wheeler has founded, or was a member of the board of, a number of successful companies.  Mr. Wheeler’s prior board experience and his executive leadership and success in various digital media marketing and branding experiences provide additional expanded perspectives to the Board of Directors.

Mr. Franklin has been Vice President, Chief Financial Officer and Secretary of the Company since November 2017, and prior thereto served as Interim Chief Financial Officer from August 2017 to November 2017. Since 2000 he has held various roles of increasing responsibility with Atlantic American and its subsidiaries, previously serving as Vice President, Accounting and Treasurer of Bankers Fidelity since 2009.

Board Leadership and Structure, and Risk Oversight

The Company is a “controlled company” and has historically experienced limited turnover in its senior management and Board of Directors. The Company maintains a board leadership structure under which our President and Chief Executive Officer (“CEO”) also serves as the Chairman of the Board of Directors. We believe that the Company, like many other publicly-traded and private companies, is well-served by this leadership structure. Having one person serve as both CEO and Chairman of the Board demonstrates for our employees, agents, suppliers, customers and other shareholders that our Company is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations and guiding our strategic efforts. We believe having a single leader for both the Company and the Board of Directors eliminates the potential for confusion or duplication of efforts, and provides clear direction and leadership for our Company. We believe that having one person serve as CEO and Chairman of the Board is appropriate and in the best interests of our Company and our shareholders at this time.

The Board has not formally designated a lead independent director and believes that as a result thereof, executive sessions of the Board, which are attended solely by independent directors, result in an open and free flow of discussion of any and all matters that any director may believe relevant to the Company and/or its management.

The Company believes that its leadership structure appropriately allows all directors to effectively participate in the provision of risk oversight. While the Board maintains oversight responsibility for the management of the Company’s risks, it has delegated oversight responsibility for certain areas of potential exposure to its committees. The Audit Committee oversees the accounting and financial reporting processes of the Company, as well as legal and compliance matters and risk management. The Audit Committee charter provides that the Audit Committee is responsible for overseeing the internal controls of the Company along with its adherence to compliance and regulatory requirements. The Audit Committee also reviews and approves all transactions with related parties. On at least a quarterly basis, the Company’s Assistant Vice President of Internal Audit provides a comprehensive report to the Audit Committee regarding the Company’s risk management activities. While the Audit Committee has been delegated primary responsibility for overseeing risk management, our entire Board of Directors is actively involved in overseeing this function for the Company. The full Board also engages in periodic discussion with the CEO, Chief Financial Officer (“CFO”), executive management of each of the Company’s operating subsidiaries and other corporate officers as the Board may deem appropriate or desirable. In addition to the roles performed by the Audit Committee, the Stock Option and Compensation Committee considers, evaluates and oversees potential risks that may arise through the implementation of our compensation programs and engages directly with all Board members, as and if necessary. We do not believe our compensation programs encourage unnecessary or excessive risk taking.

The Company believes that its leadership structure promotes effective Board oversight of risk management because the Board directly, and through its various committees, is regularly provided by management the information necessary to appropriately monitor, evaluate and assess the Company’s overall risk management.

Pursuant to our bylaws (the “Bylaws”), any director who is an “independent director” under the listing standards of the NASDAQ Stock Market (the “NASDAQ Rules”) and not a member of the family of the controlling shareholder of the Company shall offer to resign from the Board upon reaching age 72 and not be eligible to stand for reelection to the Board following such individual having reached age 72, absent a waiver from such requirement, which waiver may only be granted by affirmative vote of the majority of the members of the Board, not including the affected member.

Committees of the Board of Directors

As a result of the level of beneficial ownership of our Common Stock by members of the Robinson and Howell families and their affiliates, the Company meets the definition of a “controlled company” as defined pursuant to Rule 5615(c)(1) of the NASDAQ Rules. Accordingly, the Company is exempt from certain requirements of the NASDAQ Rules, including the requirement that a majority of its Board of Directors be independent, as defined in such rules, the requirement that director nominees be selected, or recommended for the board’s selection, by either a majority of the independent directors or a nominating committee comprised solely of independent directors, and certain requirements relating to the determination of executive officer compensation. Notwithstanding this, however, the Board of Directors has determined that the following individuals are independent pursuant to the NASDAQ Rules for purposes of serving as a member of the Board of Directors: Mark E. Preisinger, Joseph M. Scheerer and D. Keehln Wheeler.

The Board of Directors of the Company has three standing committees: the Executive Committee, the Stock Option and Compensation Committee and the Audit Committee.

The Executive Committee consists of Messrs. Howell and Wheeler, and Mrs. Howell. The Executive Committee’s function is to act in the place and stead of the Board of Directors to the extent permitted by law on matters which require Board action between meetings of the Board of Directors. The Executive Committee met once during 2022.

The Stock Option and Compensation Committee consists of Messrs. Wheeler, Scheerer and Preisinger (Chairman), who are each independent pursuant to the NASDAQ Rules.  The Stock Option and Compensation Committee’s function is to establish the number of equity incentive awards to be granted to officers and key employees and the annual salaries and bonus amounts payable to executive officers of the Company. The Stock Option and Compensation Committee met or acted by written consent two times during 2022. Due to its status as a “controlled company” pursuant to NASDAQ Rules and the related historically low turnover among Board and Committee members, as well as among the Company’s executive officers, the Board has not foreseen a need to adopt a written charter to govern the Stock Option and Compensation Committee’s functions or to engage a compensation consultant.  The committee maintains the sole authority to fulfill its responsibilities and has not delegated any responsibilities except that the Committee may from time to time authorize one or more officers of the Company to designate employees (other than executive officers of the Company) to receive awards under the Company’s 2022 Equity and Incentive Compensation Plan (the “2022 Plan”) and to determine the size of such awards, subject to the limitations set forth in the 2022 Plan.  During the course of the committee’s decision process regarding compensation for the executive officers, the committee may seek input from Mr. Howell with respect to the performance of the other officers and other factors to consider in making compensation decisions.

The Audit Committee is currently composed of Messrs. Wheeler (Chairman), Scheerer and Preisinger.  The Audit Committee oversees the Company’s (i) financial reports and other financial information; (ii) systems of internal controls regarding finance, accounting, legal compliance and ethics; and (iii) auditing, accounting and financial reporting processes.

The Board of Directors has determined that all members of the Audit Committee are independent for purposes of being an Audit Committee member, and financially literate, as such terms are defined in the NASDAQ Rules and the rules of the SEC. In addition, the Board of Directors has determined that Mr. Scheerer is an “audit committee financial expert” as defined by the SEC in Item 407(d) of Regulation S-K.  In making such determination, the Board took into consideration, among other things, the express provision in Item 407(d) of Regulation S-K that the determination that a person is an audit committee financial expert shall not impose any greater responsibility or liability on that person than the responsibility and liability imposed on such person as a member of the Audit Committee, nor shall it affect the duties and obligations of other Audit Committee members or the Board of Directors. The Audit Committee has a written charter which sets out its authority and responsibilities, a copy of which is available on the Company’s website, www.atlam.com. The Audit Committee met four times during 2022.

Due to its status as a controlled company pursuant to NASDAQ Rules and the related historically small turnover of its members, the Board has not historically foreseen the need to establish a separate nominating committee or adopt a written charter to govern the director nomination process. The Company’s controlling shareholder and the Board of Directors have generally addressed the need to retain members and fill vacancies after discussion among current members, or the members of the Executive Committee, if necessary in lieu of the full Board, and the Company’s management, with the input from the Company’s controlling shareholder. The Board of Directors does not have any specific qualifications that are required to be met by director candidates and does not have a formal process for identifying and evaluating director candidates.

Additionally, the Board of Directors does not have a formal policy with respect to the consideration of any director candidates recommended by shareholders and, for the foregoing reasons, has determined that it is appropriate not to have such a formal policy at this time. The Board of Directors, however, will give due consideration to director candidates recommended by shareholders. Any shareholder that wishes to nominate a director candidate should submit complete information as to the identity and qualifications of the director candidate to the Board of Directors, including all information that would be required to be disclosed about that person in a proxy statement relating to the election of directors, at the address and in the manner set forth below for communication with the Board.

Executive sessions of the independent members of the Board of Directors are held as needed and determined by those Directors at the conclusion of each of the regular board meetings, but no less than annually at the first regular Board meeting in each calendar year.

The Board of Directors met four times in 2022. Each current Director attended all of the meetings of the Board and its committees of which he or she was a member during 2022. The Company does not have a formal policy regarding Director attendance at its annual meetings, but attendance by the Directors is encouraged and expected. At the Company’s 2022 annual meeting of shareholders, all of the Company’s directors were in attendance.

Shareholders may communicate with members of the Board of Directors by mail addressed to the full Board of Directors, a specific member of the Board of Directors or a particular committee of the Board of Directors, at Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act (as defined below) requires our directors and executive officers, and persons who beneficially own more than 10% of our Common Stock, to file with the SEC reports of ownership and changes in ownership of our equity securities. Based upon review of such reports and written representations from such persons, we believe all filing requirements were complied with in a timely manner during 2022, except for one late Form 4 filed on December 19, 2022 by Joseph M. Scheerer reporting the acquisition of a grant of restricted stock.

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

ITEM 11.	EXECUTIVE COMPENSATION

2022 Summary Compensation Table

There is shown below information concerning the annual compensation for services in all capacities to the Company and its subsidiaries for the fiscal years ended December 31, 2022 and 2021 by the: (i) Chairman, President and Chief Executive Officer of the Company and (ii) the Chief Financial Officer of the Company, who are the only executive officers of the Company (together, the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)	All Other Compensation ($)		Total ($)(2)

Hilton H. Howell, Jr.	2022	550,000	800,000	-0-	122,516	(3)	1,472,516
Chairman of the Board,	2021	541,667	675,000	-0-	102,166		1,318,833
President and CEO

J. Ross Franklin	2022	363,825	300,000	-0-	52,751	(4)	716,576
Vice President,	2021	341,250	250,000	-0-	50,762		642,012
CFO and Secretary

(1)	Discretionary bonuses awarded by the Stock Option and Compensation Committee.

(2)	For Mr. Howell, does not include amounts he may be deemed to have received pursuant to certain related party transactions described below under “Certain Relationships and Related Person Transactions.”

(3)
Includes fees paid in cash for serving as a director of the Company and subsidiaries of $95,000 ($50,000 of which would otherwise be reported in the “Fees Earned or Paid in Cash” column of the 2022 Director Compensation Table below) and 401(k) plan employer contributions of $27,450.

(4)	Includes fees paid in cash for serving as a director of subsidiaries of $18,000 and 401(k) plan employer contributions of $33,855.

Additional Narrative Disclosure

Retirement Benefits

The Company offers a tax-qualified 401(k) plan to its employees, under which participating employees may contribute a portion of their eligible compensation into their plan accounts. Each of the named executive officers was eligible to participate in the 401(k) plan during fiscal 2022. The Company makes matching contributions under the 401(k) plan equal to 35% of up to the first 6% of employee contributions, subject to tax-based limitations.

Severance and Change in Control Compensation

The Company does not have any arrangements in place with the named executive officers that provide for payments in connection with their termination of service or a change in control of the Company.

Outstanding Equity Awards at 2022 Fiscal Year-End

The named executive officers did not hold any outstanding equity awards as of December 31, 2022.

Stock Awards
Name	# of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: # of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Hilton H. Howell, Jr.	-	-	-	-
J. Ross Franklin	-	-	-	-

Pay Versus Performance Disclosure

Pay Versus Performance(1)
Year (a)	Summary Compensation Table (“SCT”) Total for PEO (b)	Compensation Actually Paid to PEO (c)(2)	Average Summary Compensation Table Total for Non-PEO Named Executive Officers (d)	Average Compensation Actually Paid to Non-PEO Named Executive Officers (e)(2)	Value of Initial Fixed $100 Investment Based On:	Net Income (in thousands) (g)(4)
					Total Shareholder Return (f)(3)
2022	$1,472,516	$1,486,916	$716,576	$721,976	$114.85	$1,525
2021	$1,318,833	$1,381,765	$642,012	$665,612	$119.59	$4,281

(1)
Hilton H. Howell, Jr. was our principal executive officer (“PEO”) for the full year for each of 2022 and 2021.  For each of 2022 and 2021, our only non-PEO named executive officer was J. Ross Franklin.  Throughout this Pay Versus Performance Disclosure, we refer to certain “average” amounts for the non-PEO named executive officers, in accordance with SEC rules.  However, in each such instance, the amounts disclosed are solely with respect to Mr. Franklin.

(2)
For each of 2022 and 2021 (each, a “Covered Year”), in determining both the compensation actually paid (“CAP”) to our PEO and the average CAP to our non-PEO named executive officers for purposes of this Pay Versus Performance table (“PVP Table”), we deducted from or added back to the total amounts of compensation reported in column (b) or column (d) for such Covered Year the following amounts:

Item and Value Added (Deducted)	2022	2021
For Mr. Howell:
- SCT “Stock Awards” column value	—	—
- SCT “Option Awards” column value	—	—
+ year-end fair value of outstanding equity awards granted in Covered Year	—	—
+/- change in fair value of outstanding equity awards granted in prior years	—	$10,400
+ vesting date fair value of equity awards granted and vested in Covered Year	—	—
+/- change in fair value of prior-year equity awards vested in Covered Year	$13,867	$51,465
- prior year-end fair value of prior-year equity awards forfeited in Covered Year	—	—
+ includable dividends/earnings on equity awards during Covered Year	$533	$1,067
For Non-PEO Named Executive Officers (Average):
- SCT “Stock Awards” column value	—	—
- SCT “Option Awards” column value	—	—
+ year-end fair value of outstanding equity awards granted in Covered Year	—	—
+/- change in fair value of outstanding equity awards granted in prior years	—	$3,900
+ vesting date fair value of equity awards granted and vested in Covered Year	—	—
+/- change in fair value of prior-year equity awards vested in Covered Year	$5,200	$19,300
- prior year-end fair value of prior-year equity awards forfeited in Covered Year	—	—
+ includable dividends/earnings on equity awards during Covered Year	$200	$400

(3)
For each Covered Year, our total shareholder return was calculated as the yearly percentage change in our cumulative total shareholder return on our common stock, par value $1.00 per share, measured as the quotient of (a) the sum of (i) the cumulative amount of dividends for a period beginning with our closing price on the NASDAQ Global Market on December 31, 2020 through and including the last day of the fiscal year covered (each one-year and two-year period, the “Measurement Period”), assuming dividend reinvestment, plus (ii) the difference between our closing stock price at the end versus the beginning of the Measurement Period, divided by (b) our closing share price at the beginning of the Measurement Period.  Each of these yearly percentage changes was then applied to a deemed fixed investment of $100 at the beginning of the Measurement Period to produce the Covered Year-end values of such investment as of the end of 2022 and 2021, as applicable.  Because Covered Years are presented in the table in reverse chronological order (from top to bottom), the table should be read from bottom to top for purposes of understanding cumulative returns over time.

(4)	Net income is calculated in accordance with United States Generally Accepted Accounting Principles.

The following charts provide, across the Covered Years, descriptions of the relationships between (1) the CAP to the PEO and the average of the CAP to our non-PEO named executive officers (in each case as set forth in the PVP Table above) and (2) each of the performance measures set forth in columns (f) and (g) of the PVP Table above.

Compensation of Directors

Effective in November 2022, the Company increased its compensation program for members of the Board from a cash payment of $10,000 per Board meeting and $1,000 per committee meeting attended, to $20,000 for each Board meeting attended, whether in person or telephonically, and $2,000 for each committee meeting attended, whether in person or telephonically.  In addition, Directors are reimbursed for actual expenses incurred in connection with attending meetings of the Board and/or committees of the Board. Pursuant to the Company’s 2022 Plan, Directors are eligible to receive stock options to purchase shares of Common Stock and other equity awards.  In 2022, each of our non-employee Directors received a grant of restricted stock valued at $30,600, which vested in full on May 8, 2023.

The following table provides information about the compensation paid or granted for services as a director of the Company for the year ended December 31, 2022. Mr. Howell also served as a director of the Company during 2022.  He did not receive any stock awards for such service, but did receive cash fees for his attendance at Board meetings.  See the “Summary Compensation Table” above for information on the total compensation paid to Mr. Howell for all services provided to the Company and its subsidiaries.

2022 Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	All Other Compensation ($)		Total ($)
Robin R. Howell	50,000	30,600	-0-		80,600	(2)
Mark E. Preisinger	55,000	30,600	-0-		85,600
Joseph M. Scheerer	55,000	30,600	-0-		85,600
Scott G. Thompson	50,000	-0-	-0-	(3)	50,000
D. Keehln Wheeler	55,000	30,600	-0-		85,600

(1)
Grant date fair value of stock awards calculated in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. For a discussion of assumptions underlying the value of equity incentive awards, see note 10 of the notes to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  As of December 31, 2022, each of the Company’s non-employee directors held 10,000 shares of restricted stock.

(2)	Does not include amounts deemed received pursuant to certain related transactions and described below in “Certain Relationships and Related Person Transactions.”

(3)	For Mr. Thompson, excludes compensation received as an employee of a subsidiary of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2022, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	2,960,000
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	2,960,000

(1)	All the Company’s equity compensation plans have been approved by the Company’s shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth ownership information regarding our outstanding equity securities as of June 12, 2023 by: (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock of the Company; (ii) each Director; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all of the Company’s Directors and executive officers as a group. The address of each such person and entities controlled by such person is: c/o Atlantic American Corporation, 4370 Peachtree Road, N.E., Atlanta, Georgia 30319.

	Common Stock(1)			Series D Preferred Stock(1)
Name of Stockholder	Number of Shares		Percent of Class	Number of Shares		Percent of Class

Harriett J. Robinson	15,217,583	(2)	74.57%	55,000	(2)	100%
Hilton H. Howell, Jr.	835,119	(3)	4.09%	-		-
Robin R. Howell	3,988,356	(4)	19.54%	-		-
Mark E. Preisinger	20,000	(5)	*	-		-
Joseph M. Scheerer	30,000	(5)	*	-		-
Scott G. Thompson	145,959		*	-		-
D. Keehln Wheeler	30,000	(5)	*	-		-
J. Ross Franklin	36,979		*	-		-
All directors and executive officers as a group (8 persons)	16,315,640	(6)	79.95%	55,000		100%

*Represents less than one percent.

(1)
All shares of stock are owned “beneficially” as set forth in the rules of the SEC. Under those rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of, or to direct the disposition of, such security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership (such as by exercise of options) within 60 days. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may disclaim any beneficial interest.  Except as indicated in other notes to this table, directors and executive officers possessed sole voting and investment power with respect to all shares of stock referred to in the table. Except upon the occurrence of certain events, shares of Series D preferred stock, par value $1.00 per share (the “Series D Preferred Stock”), are not entitled to any vote, whereas each share of Common Stock entitles its holder to one vote. The shares of Series D Preferred Stock are not currently convertible, but may become convertible into shares of Common Stock under certain conditions.

(2)
Includes: 8,047,048 shares of Common Stock held in trust for her children, with respect to which she serves as trustee; 919,721 shares of Common Stock held in trust for her grandchildren, with respect to which she serves as trustee; 5,120,555 shares of Common Stock owned by Gulf Capital Services, LLLP; and 55,000 shares of Series D Preferred Stock owned by Delta Life Insurance Company (“Delta Life”); all of which entities are controlled by Mrs. Robinson.

(3)
Includes: 283,772 shares held pursuant to the Company’s 401(k) Plan; and 34,075 shares owned directly or indirectly by his wife, excluding shares held in a trust for her benefit over which she does not have voting or dispositive power.

(4)
Includes: 3,954,281 shares held in a trust for her benefit over which Harriett J. Robinson serves as trustee; 2,175 shares held in an individual retirement account; and 10,000 shares of restricted stock as to which the holder has voting, but not dispositive power.  Does not include any shares held by Mr. Howell (see note 3 above).

(5)	Includes 10,000 shares of restricted stock as to which the holder has voting, but not dispositive power.

(6)	See notes 2 through 5 above.

The information required to be disclosed in this Item 12 by Item 201(d) of Regulation S-K is included in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company currently leases space for its principal offices, as well as the principal offices of certain of its subsidiaries, from 4370 Peachtree LLC. 4370 Peachtree LLC is controlled by Harriett J. Robinson, a former member of our Board of Directors. During 2022, the Company leased such space from Delta Life.  In December of 2022, ownership of the office building was transferred from Delta Life to 4370 Peachtree LLC.  In addition, Mr. Howell and Mrs. Howell are officers, directors and/or shareholders in Delta Life.  Under the terms of the lease, the Company pays annual rent of approximately $0.5 million, plus a pro rata share of all real estate taxes, general maintenance and service expenses and insurance costs with respect to the office building and related facilities. The lease does not have a set termination date, but is terminable by either party with at least twelve months advance notice.  In 2022, the Company paid approximately $0.9 million to Delta Life under the terms of the lease.

In 2022, Gray Television, Inc. (“Gray”) paid the Company approximately $1.7 million in insurance premiums related to certain voluntary employee benefits plans.  Mr. Howell is the executive chairman and chief executive officer, and a director, and Mrs. Howell is a director, of Gray.

The Company has outstanding 55,000 shares of its Series D Preferred Stock, all of which is owned by Delta Life. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the Board of Directors of the Company) and are cumulative; in certain circumstances may be convertible into an aggregate of approximately 1,378,000 shares of Common Stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible.  The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $17,722 at December 31, 2022.  During 2022, the Company paid Series D Preferred Stock dividends of $0.4 million.

Information regarding the independence of the members of our Board of Directors is contained above under the heading “ITEM 10. Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm for the  Company’s 2022 fiscal year end was FORVIS, LLP (“FORVIS”) and for the 2021 fiscal year was Dixon Hughes Goodman LLP (“DHG”).  DHG, the Company’s prior independent registered public accounting firm, completed its previously announced merger with BKD, LLP, effective June 1, 2022. Following the merger, the combined firm now operates under the name FORVIS.

Amounts paid to, or billed by, the Company’s independent registered public accounting firms, during the two most recent fiscal years by category were as follows:

Audit Fees

The Company has paid or expects to pay FORVIS (as successor to DHG) approximately $726,000, in the aggregate, for professional services it rendered for the audit of the Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2022 and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q filed during the fiscal year ended December 31, 2022.  The Company paid DHG approximately $450,000, in the aggregate, for professional services it rendered for the audit of the Company’s consolidated financial statements and audits of subsidiary company statutory reports for the fiscal year ended December 31, 2021 and the reviews of the interim financial statements included in our quarterly reports on Form 10-Q during the fiscal year ended December 31, 2021.

Audit-Related Fees

The Company has paid or expects to pay FORVIS (as successor to DHG) approximately $30,000 to audit the December 31, 2022 financial statements of The Atlantic American Corporation 401(k) Retirement Savings Plan (the “Plan”).  During the fiscal year ended December 31, 2022, the Company paid DHG approximately $28,000 to audit the December 31, 2021 financial statements of the Plan. During the fiscal year ended December 31, 2021, the Company paid DHG approximately $26,000 for the audit of the December 31, 2020 financial statements of the Plan.

Tax Fees

There were no tax fees paid to FORVIS or DHG in 2022 or 2021.

All Other Fees

Neither FORVIS nor DHG provided any other category of products and services to the Company during the fiscal years ended December 31, 2022 or 2021 and, accordingly, no other fees were paid thereto in either 2022 or 2021.

The Audit Committee considers whether the provision of non-audit services by the Company’s independent registered public accounting firm is compatible with maintaining auditor independence. All audit and non-audit services to be performed by the Company’s independent registered public accounting firm must be, and for 2022 and 2021 were, approved in advance by the Audit Committee. Pursuant to the Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy (the “Policy”) and as permitted by SEC rules, the Audit Committee may delegate pre-approval authority to any of its members, provided that any service approved in this manner is reported to the full Audit Committee at its next meeting.

The Policy provides for a general pre-approval of certain specifically enumerated services that are to be provided within specified fee levels. With respect to requests to provide specifically enumerated services not specifically pre-approved pursuant to such general grant, such requests must be submitted to the Audit Committee by both the independent registered public accounting firm and the CFO, and must include a joint statement as to whether, in their view, the request is consistent with SEC rules on auditor independence. Such requests must also be specific as to the nature of the proposed service, the proposed fee and any other details the Audit Committee may request.

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

10.07	Assignment and Assumption of Leases and Contracts, dated as of December 21, 2022, by and between Delta Life Insurance Company and 4370 Peachtree LLC.
10.08**
Employment and Transition Agreement with Fixed Determination Date, dated as of June 14, 2017 by and between John G. Sample, Jr. and the registrant [incorporated by reference to Exhibit 10.07 to the registrant’s Form 10-K for the year ended December 31, 2017].

10.09
Revolving Credit Agreement, dated as of May 12, 2021, by and between Atlantic American Corporation and Truist Bank [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on May 13, 2021].

10.10**	Atlantic American Corporation 2022 Equity and Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 31, 2022].
14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	Consent of FORVIS LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*
The registrant agrees to furnish to the Commission upon request a copy of any instruments defining the rights of security holders of the registrant that may be omitted from filing in accordance with the Commission’s rules and regulations.

**	Management contract, compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer

Date: June 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	June 30, 2023
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2023
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	June 30, 2023
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	June 30, 2023
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	June 30, 2023
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	June 30, 2023
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	June 30, 2023
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$2,680	$1,718
Investments	2,278	2,749
Investment in subsidiaries	113,079	164,535
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	14,163	1,237
Income taxes receivable from subsidiaries	1,951	2,171
Other assets	6,681	5,791
Total assets	$142,070	$179,439

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other payables	$4,130	$4,415
Revolving credit facility	2,009	—
Junior subordinated debentures	33,738	33,738
Total liabilities	39,877	38,153

Shareholders’ equity	102,193	141,286
Total liabilities and shareholders’ equity	$142,070	$179,439

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
	(In thousands)
REVENUE
Fee income from subsidiaries	$7,624	$7,380
Distributed earnings from subsidiaries	7,200	8,400
Unrealized gains (losses) on equity securities, net	(484)	230
Other	93	(247)
Total revenue	14,433	15,763

GENERAL AND ADMINISTRATIVE EXPENSES	13,583	13,654

INTEREST EXPENSE	1,952	1,387
	(1,102)	722
INCOME TAX BENEFIT(1)	(3,934)	(2,840)
	2,832	3,562
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES, NET	(1,307)	719
NET INCOME	$1,525	$4,281

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$1,525	$4,281
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized losses (gains) on equity securities, net	484	(230)
Depreciation and amortization	515	538
Compensation expense related to share awards	134	211
Earnings from equity method investees	(294)	—
Equity in undistributed earnings of subsidiaries, net	1,307	(719)
Decrease (increase) in intercompany taxes	220	(489)
Deferred income tax benefit	(2,336)	(1,058)
(Decrease) increase in accounts payable and accrued expenses	(285)	63
Other, net	(1,348)	(1,966)
Net cash (used in) provided by operating activities	(78)	631

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(45)	(49)
Net cash used in investing activities	(45)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from shares issued under stock plans	—	6
Proceeds from revolving credit facility, net	2,000	—
Treasury stock acquired — net employee share-based compensation	(108)	(153)
Net cash provided by (used in) financing activities	1,085	(954)

Net increase (decrease) in cash	962	(372)
Cash and cash equivalents at beginning of year	1,718	2,090
Cash and cash equivalents at end of year	$2,680	$1,718

Supplemental disclosure:
Cash paid for interest	$1,794	$1,389
Cash paid for income taxes	$2,764	$3,202
Intercompany tax settlement from subsidiaries	$3,946	$6,734

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2022:
Bankers Fidelity	$39,880	$110,238		$2,814	$1,255
American Southern	2,401	62,810		25,534	—
	$42,281	$173,048	(1)	$28,348	$1,255

December 31, 2021:
Bankers Fidelity	$36,308	$115,712		$3,689	$1,360
American Southern	2,390	57,256		23,780	—
	$38,698	$172,968	(2)	$27,469	$1,360

(1)	Includes future policy benefits of $85,564 and losses and claims of $87,484.
(2)	Includes future policy benefits of $87,348 and losses and claims of $85,620.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2022:
Bankers Fidelity	$115,164	$5,414	$76,281	$9,295	$24,627	$—
American Southern	70,276	4,147	47,175	10,150	10,011	72,671
Corporate & other	—	371	—	—	8,216	—
	$185,440	$9,932	$123,456	$19,445	$42,854	$72,671

December 31, 2021:
Bankers Fidelity	$116,234	$5,204	$87,261	$13,465	$21,250	$—
American Southern	67,982	3,570	44,433	10,599	9,544	69,403
Corporate & other	—	(246)	—	—	7,700	—
	$184,216	$8,528	$131,694	$24,064	$38,494	$69,403

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year ended December 31, 2022:
Life insurance in force	$670,610	$(9,597)	$—	$661,013

Premiums —
Bankers Fidelity	$176,995	$(61,839)	$8	$115,164	0.0%
American Southern	51,844	(6,546)	24,978	70,276	35.5%
Total premiums	$228,839	$(68,385)	$24,986	$185,440	13.5%

Year ended December 31, 2021:
Life insurance in force	$416,480	$(9,487)	$—	$406,993

Premiums —
Bankers Fidelity	$183,382	$(67,155)	$7	$116,234	0.0%
American Southern	52,424	(6,511)	22,069	67,982	32.5%
Total premiums	$235,806	$(73,666)	$22,076	$184,216	12.0%

See accompanying report of independent registered public accounting firm.

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2022	$2,401	$62,810	$25,534	$70,276	$4,147	$48,692	$(1,517)	$10,150	$42,948	$72,671

December 31, 2021	$2,390	$57,256	$23,780	$67,982	$3,570	$48,678	$(4,245)	$10,599	$40,370	$69,403

See accompanying report of independent registered public accounting firm.