Form 10-Q
period 2023-03-31
ATLANTIC AMERICAN CORP
filed 2023-06-30
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on June 12, 2023 was 20,404,699.

ATLANTIC AMERICAN CORPORATION

EXPLANATORY NOTE

As disclosed in the Company’s Form 12b-25 filed on April 3, 2023 and Form 12b-25 filed on May 22, 2023, the Company was unable to file its Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), and  its Quarterly Report on Form 10-Q for the three month period ended March 31, 2023 (this “Form 10-Q”), respectively, within the prescribed time periods because the Company required additional time to finalize its actuarial valuation procedures and related financial statement balances within the Company’s life and health segment, Bankers Fidelity.  The need for additional time resulted from a change in the systems used to perform the actuarial valuations, as further described below.

During the fourth quarter of 2022, Bankers Fidelity commenced a conversion of the actuarial valuation system for its Medicare Supplement line of business.  In connection with the implementation of the new system, parallel valuation procedures were performed using the new system (the “New System”) and were compared to the legacy system (the “Legacy System”) for historical periods.  As part of that process, the Company concluded that additional time was required in order to undertake and finalize analyses of the valuation procedures, assumptions and results, and the related financial statement balances. Due to the scope of the review and the time and effort required to complete the implementation of the New System and analyze the resulting valuations, the Company was unable to timely file the Form 10-K and this Form 10-Q.

After the Company completed the implementation of the New System and the associated valuation procedures and analyses during the first half of 2023, the Company was able to complete the preparation of its financial statements and the Form 10-K and this Form 10-Q, which are being filed concurrently on the date hereof, and there were no changes to any of the Company’s historical financial statements.  In connection with the foregoing, and the related evaluations of the Company’s internal control over financial reporting, the Company’s management identified certain deficiencies in internal control that management believes rise to the level of a material weakness, and management took steps to implement changes to remediate those deficiencies during the periods covered by the Form 10-K and this Form 10-Q, all as described under Part I, Item 4. “Controls and Procedures” in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements are all statements other than those of historical fact. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. Forward-looking statements are inherently subject to various risks and uncertainties and the Company’s actual results could differ materially from the results expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and other subsequent filings made by the Company from time to time with the Securities and Exchange Commission. In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$13,548	$28,863
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $241,342 and $236,766; no allowance for credit losses)	218,038	208,729
Equity securities, at fair value (cost: $4,904 and $4,907)	9,181	11,562
Other invested assets (cost: $5,628 and $5,628)	5,372	5,386
Policy loans	1,792	1,759
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	235,659	228,712
Receivables:
Reinsurance (net of allowance for uncollectible reinsurance of $69 and $0)	24,916	25,913
Insurance premiums and other (net of allowance for expected credit losses $197 and net of allowance for doubtful accounts $177)	11,555	15,386
Deferred income taxes, net	13,721	14,163
Deferred acquisition costs	42,259	42,281
Other assets	9,393	9,202
Intangibles	2,544	2,544
Total assets	$353,595	$367,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$84,667	$85,564
Unearned premiums	19,400	28,348
Losses and claims	86,250	87,484
Other policy liabilities	926	1,255
Total insurance reserves and policyholder funds	191,243	202,651
Accounts payable and accrued expenses	21,235	26,473
Revolving credit facility	3,000	2,009
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	249,216	264,871

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,404,699 and 20,407,229	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	50,362	51,982
Accumulated other comprehensive income	(18,410)	(22,149)
Unearned stock grant compensation	(59)	(132)
Treasury stock, at cost: 1,996,195 and 1,993,665 shares	(7,395)	(7,389)
Total shareholders’ equity	104,379	102,193
Total liabilities and shareholders’ equity	$353,595	$367,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Insurance premiums, net	$46,100	$47,081
Net investment income	2,541	2,340
Realized investment losses, net	—	(10)
Unrealized gains (losses) on equity securities, net	(2,375)	2,193
Other income	3	4
Total revenue	46,269	51,608
Benefits and expenses:
Insurance benefits and losses incurred	30,460	31,169
Commissions and underwriting expenses	12,918	12,836
Interest expense	750	354
Other expense	3,959	3,453
Total benefits and expenses	48,087	47,812
Income (loss) before income taxes	(1,818)	3,796
Income tax expense (benefit)	(372)	954
Net income (loss)	(1,446)	2,842
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$(1,545)	$2,743
Earnings (loss) per common share (basic and diluted)	$(0.08)	$0.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(1,446)	$2,842
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	4,733	(21,813)
Related income tax effect	(994)	4,581
Subtotal	3,739	(17,232)
Less: reclassification adjustment for net realized losses included in net income (loss)	—	10
Related income tax effect	—	(3)
Subtotal	—	7
Total other comprehensive income (loss), net of tax	3,739	(17,225)
Total comprehensive income (loss)	$2,293	$(14,383)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; In thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,441
Restricted stock grants, net of forfeitures	—	2
Balance, end of period	57,425	57,443
Retained earnings:
Balance, beginning of period	51,982	51,264
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	(75)	—
Net income (loss)	(1,446)	2,842
Dividends on common stock	—	(408)
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	50,362	53,599
Accumulated other comprehensive income (loss):
Balance, beginning of period	(22,149)	17,688
Other comprehensive income (loss), net of tax	3,739	(17,225)
Balance, end of period	(18,410)	463
Unearned Stock Grant Compensation:
Balance, beginning of period	(132)	(73)
Restricted stock grants, net of forfeitures	—	(71)
Amortization of unearned compensation	73	27
Balance, end of period	(59)	(117)
Treasury Stock:
Balance, beginning of period	(7,389)	(7,490)
Restricted stock grants, net of forfeitures	—	69
Net shares acquired related to employee share-based compensation plans	(6)	—
Balance, end of period	(7,395)	(7,421)
Total shareholders’ equity	$104,379	$126,423
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of period	20,407,229	20,378,576
Net shares acquired under employee share-based compensation plans	(2,530)	—
Restricted stock grants, net of forfeitures	—	25,000
Balance, end of period	20,404,699	20,403,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,446)	$2,842
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of (additions to) acquisition costs, net	22	(1,177)
Realized investment losses, net	—	10
Unrealized losses (gains) on equity securities, net	2,375	(2,193)
Losses (earnings) from equity method investees	15	(2)
Compensation expense related to share awards	73	27
Depreciation and amortization	188	240
Deferred income tax (benefit) expense	(552)	886
Decrease in receivables, net	4,828	3,789
Decrease in insurance reserves and policyholder funds	(11,408)	(10,226)
Decrease in accounts payable and accrued expenses	(5,338)	(2,676)
Other, net	(367)	473
Net cash used in operating activities	(11,610)	(8,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	9	44
Proceeds from investments matured, called or redeemed	1,769	3,875
Investments purchased	(6,418)	(5,052)
Additions to property and equipment	(59)	(1)
Net cash used in investing activities	(4,699)	(1,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired — net employee share-based compensation	(6)	—
Proceeds from revolving credit facility, net	1,000	—
Net cash provided by financing activities	994	—

Net decrease in cash and cash equivalents	(15,315)	(9,141)
Cash and cash equivalents at beginning of period	28,863	24,753
Cash and cash equivalents at end of period	$13,548	$15,612

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$759	$346

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month period ended March 31, 2023 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2023 or for any other future period.

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

Adoption of New Accounting Standards

Financial Instruments – Credit Losses. In June 2016, the FASB issued accounting standards update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The updated guidance applies a new credit loss model (current expected credit losses or CECL) for determining credit-related impairments for financial instruments measured at amortized cost (including reinsurance recoverables, premium and other receivables) and requires an entity to estimate the credit losses expected over the life of an exposure or pool of exposures. The estimate of expected credit losses should consider historical information, current information, as well as reasonable and supportable forecasts, including estimates of prepayments. The expected credit losses, and subsequent adjustments to such losses, are recorded through an allowance account that is deducted from the amortized cost basis of the financial asset, with the net carrying value of the financial asset presented on the consolidated balance sheet at the amount expected to be collected.

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

Impact of Adoption on Condensed Consolidated Balance Sheet

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at January 1, 2023 and March 31, 2023, and the changes in the allowance for estimated uncollectible reinsurance for the three months ended March 31, 2023.

	At and for the three months ended, March 31, 2023
(in thousands)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, beginning of period	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	75
Current period change for estimated uncollectible reinsurance	—	(6)
Write-offs of uncollectible reinsurance recoverables	—	—
Balance, end of period	$24,916	$69

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at January 1, 2023 and March 31, 2023, and the changes in the allowance for doubtful accounts/expected credit losses for the three months ended March 31, 2023.

	At and for the three months ended, March 31, 2023
(in thousands)	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Doubtful Accounts/Expected Credit Losses
Balance, beginning of period	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	—
Current period change for expected credit losses	—	20
Write-offs of uncollectible insurance premiums and other receivables	—	—
Balance, end of period	$11,555	$197

Future Adoption of New Accounting Standards

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2022 Annual Report.

Accounting Policies

The following accounting policies have been updated to reflect the Company’s adoption of Financial Instruments - Credit Losses, as described above.

Credit Impairments of Fixed Maturities

The Company’s investments in fixed maturities, which include bonds and redeemable preferred stocks, are classified as “available-for-sale” and, accordingly, are carried at fair value with the after-tax difference from amortized cost, less Allowance for Credit Losses (“ACL”), as adjusted if applicable, reflected in shareholders’ equity as a component of accumulated other comprehensive income or loss. The Company’s equity securities, which include common and non-redeemable preferred stocks, are carried at fair value with changes in fair value reported in net income. The fair values of fixed maturities and equity securities are largely determined from publicly quoted market prices, when available, or independent broker quotations. Values that are not determined using quoted market prices inherently involve a greater degree of judgment and uncertainty and therefore ultimately greater price volatility than the value of securities with publicly quoted market prices.

Prior to January 1, 2023, the Company applied other than temporary impairment (“OTTI”) guidance for securities in an unrealized loss position. An OTTI was recognized in earnings within realized investment gains (losses) when it was anticipated that the amortized cost would not be recovered. When either: (i) the Company had the intent to sell the security, or (ii) it was more likely than not that the Company would be required to sell the security before recovery, the reduction of amortized cost and the OTTI recognized in earnings was the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions existed, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected was recognized as a reduction of amortized cost and an OTTI in earnings. If the estimated fair value was less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors was recorded in OCI.

On January 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within realized investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a credit loss by establishing an ACL with a corresponding charge to earnings in realized investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

Reinsurance Recoverables

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

Amounts currently recoverable under reinsurance agreements are included in reinsurance receivables and amounts currently payable are included in other liabilities. Assets and liabilities relating to reinsurance agreements with the same reinsurer may be recorded net on the balance sheet, if a right of offset exists within the reinsurance agreement. In the event that reinsurers do not meet their obligations to the Company under the terms of the reinsurance agreements, reinsurance recoverable balances could become uncollectible. In such instances, reinsurance recoverable balances are stated net of allowances for uncollectible reinsurance.

Insurance Premiums and Other Receivables

Receivables amounts due from insureds and agents are evaluated periodically for collectibility. Allowances for expected credit losses are established, as and when a loss has been determined probable, against the related receivable. An allowance for expected credit loss is recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical and expected experience.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2023 and December 31, 2022.

Fixed maturities were comprised of the following:

	March 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$49,729	$25	$5,324	$—	$55,028
Obligations of states and political subdivisions	9,545	30	1,367	—	10,882
Corporate securities:
Utilities and telecom	22,747	230	2,744	—	25,261
Financial services	59,765	456	6,422	—	65,731
Other business – diversified	32,176	225	3,620	—	35,571
Other consumer – diversified	43,844	52	4,884	—	48,676
Total corporate securities	158,532	963	17,670	—	175,239
Redeemable preferred stocks:
Other consumer – diversified	232	39	—	—	193
Total redeemable preferred stocks	232	39	—	—	193
Total fixed maturities	$218,038	$1,057	$24,361	$—	$241,342

	December 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$44,412	$5	$5,926	$50,333
Obligations of states and political subdivisions	9,187	4	1,702	10,885
Corporate securities:
Utilities and telecom	22,090	120	3,299	25,269
Financial services	59,054	397	7,085	65,742
Other business – diversified	31,058	161	4,689	35,586
Other consumer – diversified	42,705	35	6,089	48,759
Total corporate securities	154,907	713	21,162	175,356
Redeemable preferred stocks:
Other consumer – diversified	223	31	—	192
Total redeemable preferred stocks	223	31	—	192
Total fixed maturities	$208,729	$753	$28,790	$236,766

Bonds having an amortized cost of $11,576 and $12,333 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2023 and December 31, 2022, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $7,761 and $7,221 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2023 and December 31, 2022, respectively.

Equity securities were comprised of the following:

	March 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$768	$497	$—	$271
Other business – diversified	8,413	3,780	—	4,633
Total equity securities	$9,181	$4,277	$—	$4,904

	December 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$790	$516	$—	$274
Other business – diversified	10,772	6,139	—	4,633
Total equity securities	$11,562	$6,655	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2023 and December 31, 2022 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,615	$2,625	$3,776	$3,797
Due after one year through five years	54,206	56,694	40,150	42,174
Due after five years through ten years	39,358	43,465	44,044	49,711
Due after ten years	85,702	97,844	87,719	103,095
Asset backed securities	36,157	40,714	33,040	37,989
Totals	$218,038	$241,342	$208,729	$236,766

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$9,917	$227	$35,838	$5,097	$45,755	$5,324
Obligations of states and political subdivisions	—	—	5,991	1,367	5,991	1,367
Corporate securities	21,274	525	125,555	17,145	146,829	17,670
Total temporarily impaired securities	$31,191	$752	$167,384	$23,609	$198,575	$24,361

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,763	$2,410	$19,259	$3,516	$43,022	$5,926
Obligations of states and political subdivisions	8,183	1,702	—	—	8,183	1,702
Corporate securities	127,928	16,214	14,514	4,948	142,442	21,162
Total temporarily impaired securities	$159,874	$20,326	$33,773	$8,464	$193,647	$28,790

Analysis of Securities in Unrealized Loss Positions

As of March 31, 2023 and December 31, 2022, there were 243 and 237 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

For any of its fixed maturity securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company‘s resources to securities with real credit-related concerns that could impact the ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuers’ specific credit profile.

For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer’s capital structure, covenant protections, or other relevant features. From these reviews, the Company evaluates the issuers’ continued ability to service the Company’s investment through payment of interest and principal.

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company, and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no ACL on its available-for-sale fixed maturities as of March 31, 2023.

The following table is a summary of realized investment gains (losses) for the three month period ended March 31, 2023 and 2022.

Three Months Ended March 31, 2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	—	—	—	—
Realized investment losses, net	$—	$—	$—	$—

	Three Months Ended March 31, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(10)	—	—	(10)
Realized investment gains, net	$(10)	$—	$—	$(10)

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month period ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(2,375)	$2,193
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$(2,375)	$2,193

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $5,372 and $5,386 as of March 31, 2023 and December 31, 2022, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2023 and December 31, 2022.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $6,610 and $6,624, as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had outstanding commitments totaling $5,872, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of March 31, 2023 and December 31, 2022, the value of the equity security valued using Level 3 criteria was $154 and $156, respectively. The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of March 31, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$218,038	$—	$218,038
Equity securities	9,027	—	154	9,181
Cash equivalents	9,884	—	—	9,884
Total	$18,911	$218,038	$154	$237,103

As of December 31, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$208,729	$—	$208,729
Equity securities	11,406	—	156	11,562
Cash equivalents	18,861	—	—	18,861
Total	$30,267	$208,729	$156	$239,152

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2023 and December 31, 2022.

			March 31, 2023		December 31, 2022
	Level in Fair Value Hierarchy (1)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1		$13,548	$13,548	$28,863	$28,863
Fixed maturities		(1)	218,038	218,038	208,729	208,729
Equity securities		(1)	9,181	9,181	11,562	11,562
Other invested assets	Level 3		5,372	5,372	5,386	5,386
Policy loans	Level 2		1,792	1,792	1,759	1,759
Investment in unconsolidated trusts	Level 2		1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2		33,738	33,585	33,738	33,810
Revolving credit facility	Level 2		3,000	3,000	2,009	2,009

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $592 and $8 during the three months ended March 31, 2023 and 2022, respectively.  As a result, the Company has capitalized $3,614 in implementation costs in other assets within its condensed consolidated balance sheet as of March 31, 2023.  The Company expects the software will be substantially ready for its intended use in the three months ended September 30, 2023.  Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months ended March 31, 2023.

Note 6.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31,
	2023		2022
Beginning insurance reserves for losses and claims, gross	$87,484		$85,620
Less: Reinsurance recoverable on unpaid losses	(17,647)		(17,690)
Beginning insurance reserves for losses and claims, net	69,837		67,930

Incurred related to:
Current accident year	30,836		32,542
Prior accident year development (1)	(638	)(2)	(1,523	)(3)
Total incurred	30,198		31,019

Paid related to:
Current accident year	9,174		10,629
Prior accident years	21,504		19,966
Total paid	30,678		30,595
Ending insurance reserves for losses and claims, net	69,357		68,354
Plus: Reinsurance recoverable on unpaid losses	16,893		16,881
Ending insurance reserves for losses and claims, gross	$86,250		$85,235

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

(3)	Prior years’ development was primarily the result of favorable development in both the life and health and the property and casualty operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2023	2022
Total incurred losses	$30,198	$31,019
Cash surrender value and matured endowments	257	362
Benefit reserve changes	5	(212)
Total insurance benefits and losses incurred	$30,460	$31,169

Note 7.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of March 31, 2023, the Company had outstanding borrowings of $3,000 under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2023 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2023	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2023	$18,042	$15,696
Net balance December 31, 2022	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 8.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended March 31, 2023
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,446)	20,407
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(1,545)	20,407	$(0.08)

	Three Months Ended March 31, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$2,842	20,380
Less preferred stock dividends	(99)	—
Net income applicable to common shareholders	2,743	20,380	$0.13
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	99	1,378
Net income applicable to common shareholders	$2,842	21,758	$0.13

The assumed conversion of the Company’s Series D preferred stock was excluded from the loss per common share calculation for three month period ended March 31, 2023, since its impact would have been antidilutive.

Note 9.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2023	2022
Federal income tax provision at statutory rate of 21%	$(382)	$797
Dividends-received deduction	(7)	(6)
Meals and entertainment	12	10
Vested stock and club dues	1	—
Parking disallowance	4	4
Penalties and fines	—	149
Income tax expense (benefit)	$(372)	$954

The components of income tax expense (benefit) were:

	Three Months Ended March 31,
	2023	2022
Current – Federal	$180	$68
Deferred – Federal	(552)	886
Total	$(372)	$954

Note 10.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2023 and March 31, 2022 was $254.

Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2023	2022
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$260	$255
Right-of-use assets included in other assets on the condensed consolidated balance sheet	3,213	3,963
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	3.6 years	4.6 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2023	$789
2024	1,065
2025	1,083
2026	942
2027	—
Thereafter	—
Total undiscounted lease payments	3,879
Less: present value adjustment	455
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$3,424

As of March 31, 2023, the Company has no operating leases that have not yet commenced.

Note 11.	Commitments and Contingencies

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

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2023 and 2022.

Assets	March 31, 2023	December 31, 2022
American Southern	$193,215	$144,455
Bankers Fidelity	134,246	195,028
Corporate and Other	26,134	27,581
Total assets	$353,595	$367,064

	Three Months Ended March 31,
Revenues	2023	2022
American Southern	$28,190	$18,506
Bankers Fidelity	18,200	32,889
Corporate and Other	(121)	213
Total revenue	$46,269	$51,608

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2023	2022
American Southern	$(330)	$2,085
Bankers Fidelity	1,352	3,451
Corporate and Other	(2,840)	(1,740)
Income (loss) before income taxes	$(1,818)	$3,796

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for three month period ended March 31, 2023. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Atlantic American is an insurance holding company whose operations are conducted primarily through its insurance subsidiaries: American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”). Each operating company is managed separately, offers different products and is evaluated on its individual performance.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2022 Annual Report. Except as disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2022 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2023 and the comparable period in 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Insurance premiums, net	$46,100	$47,081
Net investment income	2,541	2,340
Realized investment losses, net	—	(10)
Unrealized gains (losses) on equity securities, net	(2,375)	2,193
Other income	3	4
Total revenue	46,269	51,608
Insurance benefits and losses incurred	30,460	31,169
Commissions and underwriting expenses	12,918	12,836
Interest expense	750	354
Other expense	3,959	3,453
Total benefits and expenses	48,087	47,812
Income (loss) before income taxes	$(1,818)	$3,796
Net income (loss)	$(1,446)	$2,842

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

A reconciliation of net income (loss) to operating income (loss) for the three month period ended March 31, 2023 and the comparable period in 2022 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2023	2022
	(In thousands)
Net income (loss)	$(1,446)	$2,842
Income tax expense (benefit)	(372)	954
Realized investment losses, net	—	10
Unrealized (gains) losses on equity securities, net	2,375	(2,193)
Non-GAAP operating income (loss)	$557	$1,613

On a consolidated basis, the Company had net loss of $1.4 million, or $(0.08) per diluted share, for the three month period ended March 31, 2023, compared to net income of $2.8 million, or $0.13 per diluted share, for the three month period ended March 31, 2022.  The decrease in net income for the first quarter of 2023 was primarily the result of a $4.6 million decrease in unrealized gains on equity securities due to fluctuations in market values.  Premium revenue for the three month period ended March 31, 2023 decreased $1.0 million, or 2.1%, to $46.1 million from $47.1 million in the three month period ended March 31, 2022.   The decrease in premium revenue was primarily attributable to a decrease in the Medicare supplement insurance premiums in the life and health operations. Also contributing to this decrease in premium revenue was a decrease in the automobile physical damage line of business in the property and casualty operations.

Operating income decreased $1.1 million in the three month period ended March 31, 2023 from the three month period ended March 31, 2022.  The decrease in operating income was primarily due to unfavorable loss experience in the property and casualty operations due to an increase in the frequency and severity of claims within the automobile liability line of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2023 and the comparable period in 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Gross written premiums	$9,430	$11,558
Ceded premiums	(1,497)	(1,617)
Net written premiums	$7,933	$9,941
Net earned premiums	$17,211	$17,343
Insurance benefits and losses incurred	12,660	10,478
Commissions and underwriting expenses	4,189	5,943
Underwriting income	$362	$922
Loss ratio	73.6%	60.4%
Expense ratio	24.3	34.3
Combined ratio	97.9%	94.7%

Gross written premiums at American Southern decreased $2.1 million, or 18.4%, during the three month period ended March 31, 2023 from the comparable period in 2022. The decrease in gross written premiums was primarily attributable to a decrease in premiums written in the automobile physical damage line of business due to a reduction in the number of agencies.  Partially offsetting the decrease in gross written premiums was an increase in premiums written in the automobile liability line of business due to price increases in certain programs.

Ceded premiums decreased $0.1 million, or 7.4%, during the three month period ended March 31, 2023 from the comparable period in 2022. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2023 and the comparable period in 2022:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Automobile liability	$9,320	$7,625
Automobile physical damage	4,247	6,023
General liability	1,432	1,429
Surety	1,565	1,465
Other lines	647	801
Total	$17,211	$17,343

Net earned premiums decreased $0.1 million, or 0.8%, during the three month period ended March 31, 2023 over the comparable period in 2022. The decrease in net earned premiums was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a reduction in the number of agencies as previously mentioned, partially offset by the increase in the automobile liability line of business.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $2.2 million, or 20.8%, during the three month period ended March 31, 2023 over the comparable period in 2022. As a percentage of earned premiums, insurance benefits and losses incurred were 73.6% in the three month period ended March 31, 2023, compared to 60.4% in the three month period ended March 31, 2022. The increase in the loss ratio during the three month period ended March 31, 2023 was primarily due to an increase in the frequency and severity of claims in the automobile liability line of business, as well as in the surety line of business.  Partially offsetting the increase in the loss ratio was a decrease in losses related to the automobile physical damage line of business due to a decrease in exposure.

Commissions and underwriting expenses decreased $1.8 million, or 29.5%, during the three month period ended March 31, 2023, over the comparable period in 2022. As a percentage of earned premiums, underwriting expenses were 24.3% in the three month period ended March 31, 2023, compared to 34.3% in the three month period ended March 31, 2022. The decrease in the expense ratio during the three month period ended March 31, 2023 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2023, variable commissions at American Southern decreased by $1.1 million from the comparable period in 2022 due to more unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2023 and the comparable period in 2022:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Medicare supplement	$34,252	$37,971
Other health products	3,278	2,973
Life insurance	5,568	4,517
Gross earned premiums	43,098	45,461
Ceded premiums	(14,209)	(15,723)
Net earned premiums	28,889	29,738
Insurance benefits and losses incurred	17,800	20,691
Commissions and underwriting expenses	10,720	8,746
Total expenses	28,520	29,437
Underwriting income	$369	$301
Loss ratio	61.6%	69.6%
Expense ratio	37.1	29.4
Combined ratio	98.7%	99.0%

Net earned premium revenue at Bankers Fidelity decreased $0.8 million, or 2.9%, during the three month period ended March 31, 2023, from the comparable period in 2022. Gross earned premiums from the Medicare supplement line of business decreased $3.7 million, or 9.8%, during the three month period ended March 31, 2023, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.3 million, or 10.3%, during the three month period ended March 31, 2023, over the comparable period in 2022, primarily as a result of new sales of the company’s group health products and individual cancer product. Gross earned premiums from the life insurance line of business increased $1.1 million, or 23.3%, during the three month period ended March 31, 2023 over the comparable period in 2022 due to an increase in the group life products premium. Partially offsetting the increase in gross earned premiums from the life insurance line was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.5 million, or 9.6%, during the three month period ended March 31, 2023, from the comparable period in 2022.  The decrease in ceded premiums for the three month period ended March 31, 2023 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $2.9 million, or 14.0%, during the three month period ended March 31, 2023, from the comparable period in 2022.  As a percentage of earned premiums, insurance benefits and losses incurred were 61.6% in the three month period ended March 31, 2023, compared to 69.6% in the three month period ended March 31, 2022.  The decrease in the loss ratio for the three month period ended March 31, 2023 was primarily due to improved rate adequacy and a decrease in the number of incurred claims within the Medicare supplement line of business.  This decrease was marginally offset by increased loss ratios on the other health lines of business.

Commissions and underwriting expenses increased $2.0 million, or 22.6%, during the three month period ended March 31, 2023, over the comparable period in 2022.  As a percentage of earned premiums, underwriting expenses were 37.1% in the three month period ended March 31, 2023, compared to 29.4% in the three month period ended March 31, 2022.  The increase in the expense ratio for the three month period ended March 31, 2023 was primarily due to an increase in administrative costs related to the growth in the group lines of business, coupled with increased Medicare supplement servicing costs.

Net Investment Income and Realized Gains

Investment income increased $0.2 million, or 8.6%, during the three month period ended March 31, 2023, from the comparable period in 2022. The increase in investment income was primarily attributable to a rising interest rate environment which has contributed to an increase in income received within the investment portfolio.

The Company had net realized investment losses of nil during the three month period ended March 31, 2023, compared to net realized investment losses of $0.01 million during the three month period ended March 31, 2022.   The net realized investment losses during the three month period ended March 31, 2022 resulted primarily from the redemption of the Company’s investment in a fixed maturity. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $2.4 million during the three month period ended March 31, 2023 and unrealized gains on equity securities of $2.2 million during the three month period ended March 31, 2022.  Changes in unrealized gains (losses) on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.4 million, or 111.9%, during the three month period ended March 31, 2023, from the comparable period in 2022. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) are directly related to LIBOR.  The Company is preparing for the expected discontinuation of LIBOR by identifying, assessing and monitoring risks associated with LIBOR transition. Preparation includes taking steps to update operational processes to support alternative reference rates and models, as well as evaluating legacy contracts for any changes that may be required, including the determination of applicable fallbacks.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2023, the Parent had approximately $3.8 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $1.1 million for the three month period ended March 31, 2023, compared to statutory net income of $1.3 million for the three month period ended March 31, 2022. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2023, American Southern had $53.3 million of statutory capital and surplus and Bankers Fidelity had $32.4 million of statutory capital and surplus. In 2023, dividend payments by the Parent’s insurance subsidiaries in excess of $8.7 million would require prior approval. Through March 31, 2023, the Parent received dividends of $1.8 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2023, the effective interest rate was 8.97%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2023, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At March 31, 2023, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2023, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Bankers Fidelity Life Insurance Company (“BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $7.9 million, as of March 31, 2023. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of March 31, 2023, BFLIC has pledged bonds having an amortized cost of $7.8 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of March 31, 2023, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of March 31, 2023, the Company had outstanding borrowings of $3.0 million under the Credit Agreement.

Cash and cash equivalents decreased from $28.9 million at December 31, 2022 to $13.5 million at March 31, 2023. The decrease in cash and cash equivalents during the three month period ended March 31, 2023 was primarily attributable to net cash used in operating activities of $11.6 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $4.7 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities of $1.0 million primarily as a result of proceeds from bank financing.

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

Material Weakness in Internal Control Over Financial Reporting

As disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, we have identified certain deficiencies in internal control that we believe rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that certain process controls over the development, testing, and implementation of our actuarial models used to estimate certain values in the Medicare supplement line of business within our life and health segment were not effective and the related management review controls did not operate at an appropriate level of precision to identify anomalies in results timely enough to allow management to respond without delays in our financial reporting process.  Notwithstanding these deficiencies, management believes that, as a result of the actions taken by management to address and correct these deficiencies prior to the completion and filing of this Quarterly Report on Form 10-Q, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  As a result, there were no changes to any of our previously-released financial statements.

Changes in Internal Control Over Financial Reporting

The Company has implemented changes in processes that include enhanced controls over the development, testing, and implementation of actuarial models, and additional controls over the reporting of the financial information that is obtained from these models.  Specifically, the Company has taken the following actions:

•	Developed enhanced documentation of the product parameters and assumptions used in actuarial models and enhanced controls over their testing and implementation in the models.

•	Improved reconciliations of the policyholder data between the source administrative systems and the actuarial models.
•	Implemented additional controls over the reporting processes, including enhanced analytical procedures and establishing a second independent reviewer.
•	Hired additional actuarial staff to assist with actuarial model implementation and actuarial valuation.

Except for the changes described above, which were initiated during the quarter ended December 31, 2022, and continued into the six months ending June 30, 2023, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2023	—	$—	—	325,129
February 1 – February 28, 2023	—	—	—	325,129
March 1 – March 31, 2023	—	—	—	325,129
Total	—	$—	—

Item 6. Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: June 30, 2023	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)