Form 10-Q
period 2023-06-30
ATLANTIC AMERICAN CORP
filed 2023-08-08
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on July 31, 2023 was 20,402,288.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$24,247	$28,863
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $235,013 and $236,766; no allowance for credit losses)	208,472	208,729
Equity securities, at fair value (cost: $4,905 and $4,907)	9,679	11,562
Other invested assets (cost: $6,982 and $5,628)	6,724	5,386
Policy loans	1,811	1,759
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	227,962	228,712
Receivables:
Reinsurance (net of allowance for uncollectible reinsurance of $66 and $0)	22,261	25,913
Insurance premiums and other (net of allowance for expected credit losses $213 and net of allowance for doubtful accounts $177)	30,825	15,386
Deferred income taxes, net	15,149	14,163
Deferred acquisition costs	41,211	42,281
Other assets	8,756	9,202
Intangibles	2,544	2,544
Total assets	$372,955	$367,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$84,506	$85,564
Unearned premiums	37,875	28,348
Losses and claims	85,984	87,484
Other policy liabilities	939	1,255
Total insurance reserves and policyholder funds	209,304	202,651
Accounts payable and accrued expenses	23,427	26,473
Revolving credit facility	3,000	2,009
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	269,469	264,871

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,402,288 and 20,407,229	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	52,006	51,982
Accumulated other comprehensive income	(20,967)	(22,149)
Unearned stock grant compensation	(33)	(132)
Treasury stock, at cost: 1,998,606 and 1,993,665 shares	(7,401)	(7,389)
Total shareholders’ equity	103,486	102,193
Total liabilities and shareholders’ equity	$372,955	$367,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Insurance premiums, net	$46,060	$47,065	$92,160	$94,146
Net investment income	2,559	2,529	5,100	4,869
Realized investment gains (losses), net	70	(62)	70	(72)
Unrealized gains (losses) on equity securities, net	494	(4,866)	(1,881)	(2,673)
Other income	5	3	8	7
Total revenue	49,188	44,669	95,457	96,277

Benefits and expenses:
Insurance benefits and losses incurred	29,365	32,753	59,825	63,922
Commissions and underwriting expenses	12,848	10,215	25,766	23,051
Interest expense	807	414	1,557	768
Other expense	3,951	3,402	7,910	6,855
Total benefits and expenses	46,971	46,784	95,058	94,596
Income (loss) before income taxes	2,217	(2,115)	399	1,681
Income tax expense (benefit)	473	(436)	101	518
Net income (loss)	1,744	(1,679)	298	1,163
Preferred stock dividends	(100)	(100)	(199)	(199)
Net income (loss) applicable to common shareholders	$1,644	$(1,779)	$99	$964
Earnings (loss) per common share (basic)	$0.08	$(0.09)	$—	$0.05
Earnings (loss) per common share (diluted)	$0.08	$(0.09)	$—	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$1,744	$(1,679)	$298	$1,163
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	(3,167)	(19,748)	1,566	(41,561)
Related income tax effect	665	4,147	(329)	8,728
Subtotal	(2,502)	(15,601)	1,237	(32,833)
Less: reclassification adjustment for net realized gains (losses) included in net income (loss)	(70)	43	(70)	53
Related income tax effect	15	(8)	15	(11)
Subtotal	(55)	35	(55)	42
Total other comprehensive income (loss), net of tax	(2,557)	(15,566)	1,182	(32,791)
Total comprehensive income (loss)	$(813)	$(17,245)	$1,480	$(31,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,443	57,425	57,441
Restricted stock grants, net of forfeitures	—	—	—	2
Balance, end of period	57,425	57,443	57,425	57,443
Retained earnings:
Balance, beginning of period	50,362	53,599	51,982	51,264
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	—	(75)	—
Net income (loss)	1,744	(1,679)	298	1,163
Dividends on common stock	—	—	—	(408)
Dividends accrued on preferred stock	(100)	(100)	(199)	(199)
Balance, end of period	52,006	51,820	52,006	51,820
Accumulated other comprehensive income (loss):
Balance, beginning of period	(18,410)	463	(22,149)	17,688
Other comprehensive income (loss), net of tax	(2,557)	(15,566)	1,182	(32,791)
Balance, end of period	(20,967)	(15,103)	(20,967)	(15,103)
Unearned stock grant compensation:
Balance, beginning of period	(59)	(117)	(132)	(73)
Restricted stock grants, net of forfeitures	—	—	—	(71)
Amortization of unearned compensation	26	38	99	65
Balance, end of period	(33)	(79)	(33)	(79)
Treasury stock:
Balance, beginning of period	(7,395)	(7,421)	(7,389)	(7,490)
Restricted stock grants, net of forfeitures	—	—	—	69
Net shares acquired related to employee share-based compensation plans	(6)	(15)	(12)	(15)
Balance, end of period	(7,401)	(7,436)	(7,401)	(7,436)

Total shareholders’ equity	$103,486	$109,101	$103,486	$109,101
Dividends declared on common stock per share	$—	$—	$—	$0.02

Common shares outstanding:
Balance, beginning of period	20,404,699	20,403,576	20,407,229	20,378,576
Net shares acquired under employee share-based compensation plans	(2,411)	(5,079)	(4,941)	(5,079)
Restricted stock grants, net of forfeitures	—	—	—	25,000
Balance, end of period	20,402,288	20,398,497	20,402,288	20,398,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$298	$1,163
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of (additions to) acquisition costs, net	1,070	(3,546)
Realized investment (gains) losses, net	(70)	72
Unrealized losses on equity securities, net	1,881	2,673
Losses from equity method investees	16	18
Compensation expense related to share awards	99	65
Depreciation and amortization	357	465
Deferred income tax benefit	(1,300)	(694)
Increase in receivables, net	(11,787)	(12,729)
Increase in insurance reserves and policyholder funds	6,653	10,077
Decrease in accounts payable and accrued expenses	(3,246)	(2,104)
Other, net	1,133	124
Net cash used in operating activities	(4,896)	(4,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	3,685	221
Proceeds from investments matured, called or redeemed	7,675	6,241
Investments purchased	(12,000)	(11,398)
Additions to property and equipment	(68)	(68)
Net cash used in investing activities	(708)	(5,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	—	(408)
Treasury stock acquired — net employee share-based compensation	(12)	(15)
Proceeds from revolving credit facility, net	1,000	1,000
Net cash provided by financing activities	988	577

Net decrease in cash and cash equivalents	(4,616)	(8,843)
Cash and cash equivalents at beginning of period	28,863	24,753
Cash and cash equivalents at end of period	$24,247	$15,910

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,547	$726
Cash paid for income taxes	$776	$899

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). The Company’s financial condition and results of operations and cash flows as of and for the three month and six month periods ended June 30, 2023 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2023 or for any other future period.

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

Adoption of New Accounting Standards

Reference Rate Reform. In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). This guidance provides optional expedients and exceptions for applying GAAP to investments, derivatives, or other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. Along with the optional expedients, the amendments include a general principle that permits an entity to consider contract modifications due to reference reform to be an event that does not require contract re-measurement at the modification date or reassessment of a previous accounting determination. Additionally, a company may make a one-time election to sell, transfer, or both sell and transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform and that were classified as held to maturity before January 1, 2020. This standard may be elected over time through December 31, 2024 as reference rate reform activities occur. The Company adopted the guidance as of June 30, 2023. The adoption of the guidance had no significant impact on the Company’s financial condition and results of operations.

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

Impact of Adoption on Condensed Consolidated Balance Sheet

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at January 1, 2023 and June 30, 2023, and the changes in the allowance for estimated uncollectible reinsurance for the six months ended June 30, 2023.

	At and for the six months ended June 30, 2023
(in thousands)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, beginning of period	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	75
Current period change for estimated uncollectible reinsurance	—	(9)
Write-offs of uncollectible reinsurance recoverables	—	—
Balance, end of period	$22,261	$66

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at January 1, 2023 and June 30, 2023, and the changes in the allowance for doubtful accounts/expected credit losses for the six months ended June 30, 2023.

	At and for the six months ended June 30, 2023
(in thousands)	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Doubtful Accounts/Expected Credit Losses
Balance, beginning of period	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	—
Current period change for expected credit losses	—	36
Write-offs of uncollectible insurance premiums and other receivables	—	—
Balance, end of period	$30,825	$213

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

On January 1, 2023, the Company adopted accounting standards update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective approach. Under ASU 2016-13, for securities in an unrealized loss position, a credit loss is recognized in earnings within realized investment gains (losses) when it is anticipated that the amortized cost will not be recovered. When either: (i) the Company has the intent to sell the security; or (ii) it is more likely than not that the Company will be required to sell the security before recovery, the reduction of amortized cost and the loss recognized in earnings is the entire difference between the security’s amortized cost and estimated fair value. If neither of these conditions exists, the difference between the amortized cost of the security and the present value of projected future cash flows expected to be collected is recognized as a credit loss by establishing an ACL with a corresponding charge to earnings in realized investment gains (losses). However, the ACL is limited by the amount that the fair value is less than the amortized cost. This limitation is known as the “fair value floor.” If the estimated fair value is less than the present value of projected future cash flows expected to be collected, this portion of the decline in value related to other-than-credit factors (“noncredit loss”) is recorded in OCI.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, ACL and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of June 30, 2023 and December 31, 2022.

Fixed maturities were comprised of the following:

	June 30, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$48,880	$1	$5,948	$—	$54,827
Obligations of states and political subdivisions	8,148	—	1,370	—	9,518
Corporate securities:
Utilities and telecom	20,195	86	3,146	—	23,255
Financial services	57,242	439	6,948	—	63,751
Other business – diversified	31,871	173	4,107	—	35,805
Other consumer – diversified	41,909	42	5,797	—	47,664
Total corporate securities	151,217	740	19,998	—	170,475
Redeemable preferred stocks:
Other consumer – diversified	227	34	—	—	193
Total redeemable preferred stocks	227	34	—	—	193
Total fixed maturities	$208,472	$775	$27,316	$—	$235,013

	December 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$44,412	$5	$5,926	$50,333
Obligations of states and political subdivisions	9,187	4	1,702	10,885
Corporate securities:
Utilities and telecom	22,090	120	3,299	25,269
Financial services	59,054	397	7,085	65,742
Other business – diversified	31,058	161	4,689	35,586
Other consumer – diversified	42,705	35	6,089	48,759
Total corporate securities	154,907	713	21,162	175,356
Redeemable preferred stocks:
Other consumer – diversified	223	31	—	192
Total redeemable preferred stocks	223	31	—	192
Total fixed maturities	$208,729	$753	$28,790	$236,766

Bonds having an amortized cost of $11,766 and $12,333 and included in the tables above were on deposit with insurance regulatory authorities as of June 30, 2023 and December 31, 2022, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $7,548 and $7,221 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at June 30, 2023 and December 31, 2022, respectively.

Equity securities were comprised of the following:

	June 30, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$842	$570	$—	$272
Other business – diversified	8,837	4,204	—	4,633
Total equity securities	$9,679	$4,774	$—	$4,905

	December 31, 2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$790	$516	$—	$274
Other business – diversified	10,772	6,139	—	4,633
Total equity securities	$11,562	$6,655	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at June 30, 2023 and December 31, 2022 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$123	$125	$3,776	$3,797
Due after one year through five years	56,828	59,924	40,150	42,174
Due after five years through ten years	35,227	39,835	44,044	49,711
Due after ten years	81,244	95,113	87,719	103,095
Asset backed securities	35,050	40,016	33,040	37,989
Totals	$208,472	$235,013	$208,729	$236,766

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$11,404	$287	$36,608	$5,661	$48,012	$5,948
Obligations of states and political subdivisions	2,143	18	6,005	1,352	8,148	1,370
Corporate securities	16,587	554	126,125	19,444	142,712	19,998
Total temporarily impaired securities	$30,134	$859	$168,738	$26,457	$198,872	$27,316

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,763	$2,410	$19,259	$3,516	$43,022	$5,926
Obligations of states and political subdivisions	8,183	1,702	—	—	8,183	1,702
Corporate securities	127,928	16,214	14,514	4,948	142,442	21,162
Total temporarily impaired securities	$159,874	$20,326	$33,773	$8,464	$193,647	$28,790

Analysis of Securities in Unrealized Loss Positions

As of June 30, 2023 and December 31, 2022, there were 248 and 237 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

For any of its fixed maturity securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to align and allocate the Company’s resources to securities with real credit-related concerns that could impact the ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuers’ specific credit profile.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no ACL on its available-for-sale fixed maturities as of June 30, 2023.

The following tables summarize realized investment gains (losses) for the three month and six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$70	$—	$—	$70
Losses	—	—	—	—
Realized investment losses, net	$70	$—	$—	$70

	Three Months Ended June 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(43)	—	(19)	(62)
Realized investment gains, net	$(43)	$—	$(19)	$(62)

	Six Months Ended June 30, 2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$70	$—	$—	$70
Losses	—	—	—	—
Realized investment gains, net	$70	$—	$—	$70

	Six Months Ended June 30, 2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	(53)	—	(19)	(72)
Realized investment gains, net	$(53)	$—	$(19)	$(72)

The following table presents the change in unrealized gains (losses) related to equity securities still held for the three month and six month periods ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized and unrealized gains (losses) recognized during the period on equity securities	$494	$(4,866)	$(1,881)	$(2,673)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$494	$(4,866)	$(1,881)	$(2,673)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,724 and $5,386 as of June 30, 2023 and December 31, 2022, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of June 30, 2023 and December 31, 2022.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,962 and $6,624, as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had outstanding commitments totaling $4,518 and $5,872, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of June 30, 2023 and December 31, 2022, the value of the equity security valued using Level 3 criteria was $154 and $156, respectively. The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

As of June 30, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$208,472	$—	$208,472
Equity securities	9,525	—	154	9,679
Cash equivalents	15,051	—	—	15,051
Total	$24,576	$208,472	$154	$233,202

As of December 31, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$208,729	$—	$208,729
Equity securities	11,406	—	156	11,562
Cash equivalents	18,861	—	—	18,861
Total	$30,267	$208,729	$156	$239,152

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2023 and December 31, 2022.

		June 30, 2023		December 31, 2022
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$24,247	$24,247	$28,863	$28,863
Fixed maturities	(1)	208,472	208,472	208,729	208,729
Equity securities	(1)	9,679	9,679	11,562	11,562
Other invested assets	Level 3	6,724	6,724	5,386	5,386
Policy loans	Level 2	1,811	1,811	1,759	1,759
Investment in unconsolidated trusts	Level 2	1,238	1,238	1,238	1,238

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	32,724	33,738	33,810
Revolving credit facility	Level 2	3,000	3,000	2,009	2,009

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $628 and $958 during the six months ended June 30, 2023 and 2022, respectively.  As a result, the Company has capitalized $3,650 in implementation costs in other assets within its condensed consolidated balance sheet as of June 30, 2023.  The Company expects the software will be substantially ready for its intended use in the three months ended September 30, 2023.  Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the six months ended June 30, 2023.

Note 6.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the six months ended June 30, 2023 and 2022 is as follows:

	Six Months Ended June 30,
	2023		2022
Beginning insurance reserves for losses and claims, gross	$87,484		$85,620
Less: Reinsurance recoverable on unpaid losses	(17,647)		(17,690)
Beginning insurance reserves for losses and claims, net	69,837		67,930

Incurred related to:
Current accident year	57,320		66,260
Prior accident year development (1)	1,636	(2)	(3,195	)(3)
Total incurred	58,956		63,065

Paid related to:
Current accident year	25,834		32,630
Prior accident years	33,019		28,754
Total paid	58,853		61,384
Ending insurance reserves for losses and claims, net	69,940		69,611
Plus: Reinsurance recoverable on unpaid losses	16,044		17,487
Ending insurance reserves for losses and claims, gross	$85,984		$87,098

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

(2)	Prior years’ development was primarily the result of unfavorable development in the property and casualty operations due to inflationary factors.

(3)
Prior years’ development was primarily the result of favorable development in the property and casualty operations, as well as favorable development in the Medicare supplement line of business in the life and health operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Six Months Ended June 30,
	2023	2022
Total incurred losses	$58,956	$63,065
Cash surrender value and matured endowments	812	1,154
Benefit reserve changes	57	(297)
Total insurance benefits and losses incurred	$59,825	$63,922

Note 7.	Credit Arrangements

As expected, discontinuation of LIBOR occurred on June 30, 2023 (“LIBOR Cessation Date”) and will affect the rates used in the Company’s Credit Arrangements after that date. On March 15, 2022, the U.S. Congress enacted the Adjustable Interest Rate LIBOR Act (the “LIBOR Act”) to address LIBOR’s cessation and to establish a clear and uniform process for replacing the overnight and one-, three-, six- and 12-month tenors of USD LIBOR in existing contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate (“tough legacy contracts”).  Further, the Board of Governors of the Federal Reserve System (the “Board”) has issued regulations, 12 C.F.R. Part 253, “Regulations Implementing the Adjustable Interest Rate LIBOR Act (Regulation ZZ)” together with the LIBOR Act, constitute the “Federal LIBOR Legislation,” which relates to the LIBOR transition.

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

On June 28, 2023, the Company received a LIBOR cessation notice from the Lender detailing the replacement rates that would be used effective immediately after the LIBOR Cessation Date of June 30, 2023, as provided for in the Credit Agreement. The use of an alternate benchmark rate selected by the Lender (“Benchmark Replacement”) in place of LIBOR will not be used until the first reset date under the terms of the Credit Agreement following the LIBOR Cessation Date. The Benchmark Replacement that will be used is the Term Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited (“CME”) and provides an indicative, forward-looking measurement of the SOFR based on market expectations implied from leading derivatives markets.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of June 30, 2023, the Company had outstanding borrowings of $3,000 under the Credit Agreement.

Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company; and (iii) engaging in those activities necessary or incidental thereto.

On May 1, 2023, the Company received notice from its trustee and administrator of the statutory business trusts, that Federal LIBOR Legislation (discussed above) provides that the benchmark rate for tough legacy contracts, such as the statutory trusts contracts, will be replaced by operation of law on the first London banking day after June 30, 2023 with a benchmark replacement selected by the Board, as adjusted by the applicable spread adjustment recommended by the Board. The trustee and administrator has determined that our contracts will be replaced with 3-month CME Term SOFR plus applicable tenor spread of 0.26161 percent.

The financial structure of each of Atlantic American Statutory Trust I and II as of June 30, 2023 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed June 30, 2023	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance June 30, 2023	$18,042	$15,696
Net balance December 31, 2022	$18,042	$15,696
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	LIBOR + 4.00%	LIBOR + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 8.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended June 30, 2023
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,744	20,404
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	1,644	20,404	0.08
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$1,744	21,782	$0.08

	Three Months Ended June 30, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,679)	20,402
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(1,779)	20,402	$(0.09)

	Six Months Ended June 30, 2023
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$298	20,406
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$99	20,406	$—

	Six Months Ended June 30, 2022
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$1,163	20,391
Less preferred stock dividends	(199)	—
Net income applicable to common shareholders	$964	20,391	$0.05

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for all periods presented, except for the three month period ended June 30, 2023, since its impact would have been antidilutive.

Note 9.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Federal income tax provision at statutory rate of 21%	$466	$(444)	$84	$353
Dividends-received deduction	(10)	(6)	(17)	(12)
Meals and entertainment	11	10	23	20
Vested stock and club dues	2	—	3	—
Parking disallowance	4	4	8	8
Penalties and fines	—	—	—	149
Income tax expense (benefit)	$473	$(436)	$101	$518

The components of income tax expense (benefit) were:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Current – Federal	$1,221	$1,144	$1,401	$1,212
Deferred – Federal	(748)	(1,580)	(1,300)	(694)
Total	$473	$(436)	$101	$518

Note 10.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the six months ended June 30, 2023 and June 30, 2022 was $507.

Additional information regarding the Company’s real estate operating leases is as follows:

	Six Months Ended June 30,
Other information on operating leases:	2023	2022
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$520	$512
Right-of-use assets included in other assets on the condensed consolidated balance sheet	3,016	3,781
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	3.4 years	4.4 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2023	$528
2024	1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	3,618
Less: present value adjustment	397
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$3,221

As of June 30, 2023, the Company has no operating leases that have not yet commenced.

Note 11.	Commitments and Contingencies

Litigation

From time to time, the Company is, and expects to continue to be, involved in various claims and lawsuits incidental to and in the ordinary course of its business. In the opinion of management, any such known claims are not expected to have a material effect on the financial condition or results of operations of the Company.

Regulatory Matters

Like all domestic insurance companies, the Company’s insurance subsidiaries are subject to regulation and supervision in the jurisdictions in which they do business.  Statutes typically delegate regulatory, supervisory, and administrative powers to state insurance commissioners.  From time to time, and in the ordinary course of business, the Company receives notices and inquiries from state insurance departments with respect to various matters. In the opinion of management, any such known regulatory matters are not expected to have a material effect on the financial condition or results of operations of the Company.

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

Assets	June 30, 2023	December 31, 2022
American Southern	$151,902	$144,455
Bankers Fidelity	192,456	195,028
Corporate and Other	28,597	27,581
Total assets	$372,955	$367,064

Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
American Southern	$18,965	$19,496	$37,165	$38,002
Bankers Fidelity	30,193	25,569	58,383	58,458
Corporate and Other	30	(396)	(91)	(183)
Total revenue	$49,188	$44,669	$95,457	$96,277

Income (Loss) Before Income Taxes	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
American Southern	$2,716	$682	$2,386	$2,767
Bankers Fidelity	1,851	(517)	3,203	2,934
Corporate and Other	(2,350)	(2,280)	(5,190)	(4,020)
Income (loss) before income taxes	$2,217	$(2,115)	$399	$1,681

Note 13.	Subsequent Events

On August 8, 2023, the Company’s board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record as of the close of business on August 22, 2023.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and six month periods ended June 30, 2023. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and six month periods ended June 30, 2023 and the comparable periods in 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Insurance premiums, net	$46,060	$47,065	$92,160	$94,146
Net investment income	2,559	2,529	5,100	4,869
Realized investment gains (losses), net	70	(62)	70	(72)
Unrealized gains (losses) on equity securities, net	494	(4,866)	(1,881)	(2,673)
Other income	5	3	8	7
Total revenue	49,188	44,669	95,457	96,277
Insurance benefits and losses incurred	29,365	32,753	59,825	63,922
Commissions and underwriting expenses	12,848	10,215	25,766	23,051
Interest expense	807	414	1,557	768
Other expense	3,951	3,402	7,910	6,855
Total benefits and expenses	46,971	46,784	95,058	94,596
Income (loss) before income taxes	$2,217	$(2,115)	$399	$1,681
Net income (loss)	$1,744	$(1,679)	$298	$1,163

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

A reconciliation of net income (loss) to operating income for the three month and six month periods ended June 30, 2023 and the comparable periods in 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of Non-GAAP Financial Measure	2023	2022	2023	2022
	(In thousands)
Net income (loss)	$1,744	$(1,679)	$298	$1,163
Income tax expense (benefit)	473	(436)	101	518
Realized investment gains (losses), net	(70)	62	(70)	72
Unrealized (gains) losses on equity securities, net	(494)	4,866	1,881	2,673
Non-GAAP operating income	$1,653	$2,813	$2,210	$4,426

On a consolidated basis, the Company had net income of $1.7 million, or $0.08 per diluted share, for the three month period ended June 30, 2023, compared to net loss of $1.7 million, or $0.09 per diluted share, for the three month period ended June 30, 2022.  The Company had net income of $0.3 million, or $0.00 per diluted share, for the six month period ended June 30, 2023, compared to net income of $1.2 million, or $0.05 per diluted share, for the six month period ended June 30, 2022.  The increase in net income for the three month period ended June 30, 2023  was primarily the result of a $5.4 million increase in unrealized gains on equity securities due to fluctuations in market values in addition to more favorable loss experience in the life and health operations, from the comparable period in 2022. The decrease in net income for the six month period ended June 30, 2023 was primarily attributable to ancillary costs related to the new actuarial valuation system, coupled with an increase in administrative costs related to the growth in the group lines of business within the life and health operations.

For the three month period ended June 30, 2023, premium revenue decreased $1.0 million, or 2.1%, to $46.1 million from $47.1 million in the comparable period in 2022.  For the six month period ended June 30, 2023, premium revenue decreased $2.0 million, or 2.1%, to $92.2 million from $94.1 million in the comparable period in 2022.  The decrease in premium revenue was primarily attributable to a decrease in premium revenue in the automobile physical damage line of business in the property and casualty operations. Also contributing to this decrease was a decrease in the Medicare supplement insurance premiums in the life and health operations.

Operating income decreased $1.2 million in the three month period ended June 30, 2023 from the three month period ended June 30, 2022.  For the six month period ended June 30, 2023, operating income decreased $2.2 million from the comparable period in 2022.  The decrease in operating income for the three and six month periods ended June 30, 2023 was primarily attributable to ancillary costs related to the new actuarial valuation system, coupled with an increase in administrative costs related to the growth in the group lines of business within the life and health operations, as mentioned above.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2023 and the comparable periods in 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross written premiums	$38,075	$39,600	$47,505	$51,158
Ceded premiums	(1,478)	(1,722)	(2,975)	(3,339)
Net written premiums	$36,597	$37,878	$44,530	$47,819
Net earned premiums	$17,880	$18,769	$35,091	$36,112
Insurance benefits and losses incurred	13,548	14,040	26,208	24,518
Commissions and underwriting expenses	4,382	4,774	8,571	10,717
Underwriting income (loss)	$(50)	$(45)	$312	$877
Loss ratio	75.8%	74.8%	74.7%	67.9%
Expense ratio	24.5	25.4	24.4	29.7
Combined ratio	100.3%	100.2%	99.1%	97.6%

Gross written premiums at American Southern decreased $1.5 million, or 3.9%, during the three month period ended June 30, 2023 and decreased $3.7 million, or 7.1%, during the six month period ended June 30, 2023, from the comparable periods in 2022. The decrease in gross written premiums during the three month and six month periods ended June 30, 2023 was primarily attributable to the decrease in premiums written in the automobile physical damage line of business due to a reduction in the number of agencies.  Partially offsetting the decrease in gross written premiums was an increase in premiums written in the automobile liability line of business due to price increases in certain programs.

Ceded premiums decreased $0.2 million, or 14.2%, during the three month period ended June 30, 2023 and decreased $0.4 million, or 10.9%, during the six month period ended June 30, 2023, from the comparable periods in 2022. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.

The following presents American Southern’s net earned premiums by line of business for the three month and six month periods ended June 30, 2023 and the comparable periods in 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Automobile liability	$10,495	$8,560	$19,815	$16,185
Automobile physical damage	3,793	6,447	8,040	12,470
General liability	1,419	1,430	2,851	2,859
Surety	1,539	1,503	3,104	2,968
Other lines	634	829	1,281	1,630
Total	$17,880	$18,769	$35,091	$36,112

Net earned premiums decreased $0.9 million, or 4.7%, during the three month period ended June 30, 2023, and $1.0 million, or 2.8%, during the six month period ended June 30, 2023, over the comparable periods in 2022. The decrease in net earned premiums was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a reduction in the number of agencies as previously mentioned, partially offset by the increase in the automobile liability line of business.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern decreased $0.5 million, or 3.5%, during the three month period ended June 30, 2023, and increased $1.7 million, or 6.9%, during the six month period ended June 30, 2023, over the comparable periods in 2022. As a percentage of earned premiums, insurance benefits and losses incurred were 75.8% in the three month period ended June 30, 2023, compared to 74.8% in the three month period ended June 30, 2022.  For the six month period ended June 30, 2023, this ratio increased to 74.7% from 67.9% in the comparable period in 2022.  The increase in the loss ratio during the three month and six month periods ended June 30, 2023 was mainly due to an increase in the frequency and severity of claims in the automobile liability line of business, as well as in the surety line of business.  Partially offsetting the increase in the loss ratio was a decrease in losses related to the automobile physical damage line of business due to a decrease in exposure.

Commissions and underwriting expenses decreased $0.4 million, or 8.2%, during the three month period ended June 30, 2023, and $2.1 million, or 20.0% during the six month period ended June 30, 2023, over the comparable periods in 2022. As a percentage of earned premiums, underwriting expenses were 24.5% in the three month period ended June 30, 2023, compared to 25.4% in the three month period ended June 30, 2022. For the six month period ended June 30, 2023, this ratio decreased to 24.4% from 29.7% in the comparable period in 2022.  The decrease in the expense ratio during the three month and six month periods ended June 30, 2023 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and six month periods ended June 30, 2023 and the comparable periods in 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Medicare supplement	$33,606	$37,276	$67,858	$75,247
Other health products	4,104	2,949	7,382	5,922
Life insurance	4,504	3,570	10,072	8,087
Gross earned premiums	42,214	43,795	85,312	89,256
Ceded premiums	(14,034)	(15,499)	(28,243)	(31,222)
Net earned premiums	28,180	28,296	57,069	58,034
Insurance benefits and losses incurred	15,817	18,713	33,617	39,404
Commissions and underwriting expenses	10,843	7,373	21,563	16,119
Total expenses	26,660	26,086	55,180	55,523
Underwriting income	$1,520	$2,210	$1,889	$2,511
Loss ratio	56.1%	66.1%	58.9%	67.9%
Expense ratio	38.5	26.1	37.8	27.8
Combined ratio	94.6%	92.2%	96.7%	95.7%

Net earned premium revenue at Bankers Fidelity decreased $0.1 million, or 0.4%, during the three month period ended June 30, 2023, and $1.0 million, or 1.7%, during the six month period ended June 30, 2023, from the comparable periods in 2022. Gross earned premiums from the Medicare supplement line of business decreased $3.7 million, or 9.8%, during the three month period ended June 30, 2023, and $7.4 million, or 9.8%, during the six month period ended June 30, 2023, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $1.2 million, or 39.2%, during the three month period ended June 30, 2023, and $1.5 million, or 24.7%, during the six month period ended June 30, 2023, over the comparable periods in 2022, primarily as a result of new sales of the company’s group health and individual cancer  products. Gross earned premiums from the life insurance line of business increased $0.9 million, or 26.2%, during the three month period ended June 30, 2023, and increased $2.0 million, or 24.5%, during the six month period ended June 30, 2023, over the comparable periods in 2022, primarily due to an increase in the group life products premium.  Partially offsetting this increase was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.5 million, or 9.5%, during the three month period ended June 30, 2023 and $3.0 million, or 9.5%, during the six month period ended June 30, 2023, from the comparable periods in 2022.  The decrease in ceded premiums for the three month and six month periods ended June 30, 2023 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $2.9 million, or 15.5%, during the three month period ended June 30, 2023, and $5.8 million, or 14.7%, during the six month period ended June 30, 2023, from the comparable periods in 2022.  As a percentage of earned premiums, benefits and losses were 56.1% in the three month period ended June 30, 2023, compared to 66.1% in the three month period ended June 30, 2022.  For the six month period ended June 30, 2023, this ratio decreased to 58.9% from 67.9% in the comparable period in 2022.  The decrease in the loss ratio for the three month and six month periods ended June 30, 2023 was primarily due to improved rate adequacy and a decrease in the number of incurred claims within the Medicare supplement line of business.  This decrease was marginally offset by increased loss ratios on the other health lines of business.

Commissions and underwriting expenses increased $3.5 million, or 47.1%, during the three month period ended June 30, 2023, and $5.4 million, or 33.8%, during the six month period ended June 30, 2023, over the comparable periods in 2022.  As a percentage of earned premiums, underwriting expenses were 38.5% in the three month period ended June 30, 2023, compared to 26.1% in the three month period ended June 30, 2022.  For the six month period ended June 30, 2023, this ratio increased to 37.8% from 27.8% in the comparable period in 2022. The increase in the expense ratio for the three and six month periods ended June 30, 2023 was primarily due to an increase in administrative costs related to the growth in the group lines of business, coupled with increased Medicare supplement servicing costs.

Net Investment Income and Realized Gains (Losses)

Investment income remained consistent during the three month period ended June 30, 2023, and increased $0.2 million, or 4.7%, during the six month period ended June 30, 2023, over the comparable period in 2022. The increase in investment income in the six month period ended June 30, 2023, from the comparable periods in 2022, was primarily attributable to a rising interest rate environment which has contributed to an increase in income received within the investment portfolio.

The Company had net realized investment gains of $0.1 million during the three month period ended June 30, 2023, compared to net realized investment losses of $0.1 million during the three month period ended June 30, 2022.  The Company had net realized investment gains of $0.1 during the six month period ended June 30, 2023 and net realized investment losses of $0.1 million during the six month period ended June 30, 2022.  The net realized investment gains during the three month and six month periods ended June 30, 2023 resulted primarily from the disposition of several of the Company’s investments in fixed maturity securities. The net realized investment losses during the three month and six month periods ended June 30, 2022 resulted from the redemption of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period, with certain exceptions. The Company recognized net unrealized gains on equity securities of $0.5 million during the three month period ended June 30, 2023 and unrealized losses on equity securities of $4.9 million during the three month period ended June 30, 2022.  The Company recognized net unrealized losses on equity securities of $1.9 million during the six month period ended June 30, 2023 and unrealized losses on equity securities of $2.7 million during the six month period ended June 30, 2022.  Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.4 million, or 94.9%, during the three month period ended June 30, 2023, and $0.8 million, or 102.7%, during the six month period ended June 30, 2023, from the comparable periods in 2022. Changes in interest expense were primarily due to changes in the London Interbank Offered Rate (“LIBOR”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility are directly related to LIBOR.  As expected, discontinuation of LIBOR occurred on June 30, 2023, which will affect the rates used in the Company’s credit arrangements after that date. The U.S. Congress enacted the Adjustable Interest Rate LIBOR Act (the “LIBOR Act”) to address LIBOR’s cessation and the Board of Governors of the Federal Reserve System (the “Board”) has issued regulations, 12 C.F.R. Part 253, “Regulations Implementing the Adjustable Interest Rate LIBOR Act (Regulation ZZ)” together with the LIBOR Act, constitute the “Federal LIBOR Legislation,” which relates to the LIBOR transition. The trustee and administrator of the Junior Subordinated Debentures has informed the Company that according to these laws, they have replaced the LIBOR rate for the debentures with a benchmark replacement rate and applicable spread adjustment recommended by the Board. For more details about the LIBOR transition see Note 7 (Credit Arrangements).

Liquidity and Capital Resources

The primary cash needs of the Company are for the payment of claims and operating expenses, maintaining adequate statutory capital and surplus levels, and meeting debt service requirements. Current and expected patterns of claim frequency and severity may change from period to period but generally are expected to continue within historical ranges. The Company’s primary sources of cash are written premiums, investment income and proceeds from the sale and maturity of its invested assets. The Company believes that, within each operating company, total invested assets will be sufficient to satisfy all policy liabilities and that cash inflows from investment earnings, future premium receipts and reinsurance collections will be adequate to fund the payment of claims and operating expenses as needed for the next 12 months and beyond.

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At June 30, 2023, the Parent had approximately $5.3 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.1 million for the six month period ended June 30, 2023, compared to statutory net income of $2.2 million for the six month period ended June 30, 2022. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At June 30, 2023, American Southern had $52.0 million of statutory capital and surplus and Bankers Fidelity had $35.7 million of statutory capital and surplus. In 2023, dividend payments by the Parent’s insurance subsidiaries in excess of $8.7 million would require prior approval. Through June 30, 2023, the Parent received dividends of $3.6 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of three-month LIBOR plus an applicable margin. The margin ranges from 4.00% to 4.10%. At June 30, 2023, the effective interest rate was 9.45%. As previously discussed, in Footnote 7 (Credit Arrangements) and in the Interest Expense section above, LIBOR was discontinued on June 30, 2023 and a new benchmark rate to be used after June 30, 2023, has been determined by the trustee and administrator of the statutory trusts based on a benchmark replacement selected by the Board. The Benchmark Replacement that will be used is the Term Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited (“CME”) and provides an indicative, forward-looking measurement of the SOFR based on market expectations implied from leading derivatives markets. It has been determined that our contracts will be replaced with 3-month CME Term SOFR plus applicable tenor spread of 0.26161 percent. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of June 30, 2023, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At June 30, 2023, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At June 30, 2023, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.2 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $7.8 million, as of June 30, 2023. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of June 30, 2023, BFLIC has pledged bonds having an amortized cost of $7.5 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of June 30, 2023, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a Revolving Credit Agreement (the “Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Credit Agreement provides for an unsecured $10.0 million revolving credit facility that matures on April 12, 2024. Under the Credit Agreement, the Company paid interest on the unpaid principal balance of outstanding revolving loans at the LIBOR Rate (as defined in the Credit Agreement) plus 2.00%, subject to a LIBOR floor rate of 1.00%. On June 28, 2023, the Company received notification from the Lender detailing replacement rates that would be used after the LIBOR cessation date of June 30, 2023, as provided in the Credit Agreement. Please see Note 7 (Credit Agreements) for more details about the LIBOR replacement.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of June 30, 2023, the Company had outstanding borrowings of $3.0 million under the Credit Agreement.

Cash and cash equivalents decreased from $28.9 million at December 31, 2022 to $24.2 million at June 30, 2023. The decrease in cash and cash equivalents during the six month period ended June 30, 2023 was primarily attributable to net cash used in operating activities of $4.9 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $0.7 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities of $1.0 million primarily as a result of proceeds from bank financing.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting described below.

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

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, we identified certain deficiencies in internal control that we believe rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that certain process controls over the development, testing, and implementation of our actuarial models used to estimate certain values in the Medicare supplement line of business within our life and health segment were not effective and the related management review controls did not operate at an appropriate level of precision to identify anomalies in results timely enough to allow management to respond without delays in our financial reporting process for the quarter and year ended December 31, 2022 and the quarter ended March 31, 2023.  Notwithstanding these deficiencies, management believes that, as a result of the actions taken by management to address and correct these deficiencies prior to the completion and filing of the relevant periodic reports for those periods, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  As a result, there were no changes to any of our previously-released financial statements.

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

Except for the changes described above, which were initiated during the quarter ended December 31, 2022, and continued into the six months ending June 30, 2023, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
April 1 – April 30, 2023	—	$—	—	325,129
May 1 – May 31, 2023	—	—	—	325,129
June 1 – June 30, 2023	—	—	—	325,129
Total	—	$—	—

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: August 8, 2023	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)