Form 10-K
period 2023-12-31
ATLANTIC AMERICAN CORP
filed 2024-04-01
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $7,887,231. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On February 29, 2024, there were 20,402,288 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments, expectations and trends. Forward-looking statements are inherently subject to risks and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expressed by forward-looking statements, depending on the occurrence or outcome of various factors. These factors include, among others: the effects of macroeconomic conditions and general economic uncertainty; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; our ability to remediate the identified material weakness in our internal control over financial reporting; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the potential impact of public health emergencies, such as COVID-19; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; information technology system failures or network disruptions; and risks related to cybersecurity matters, such as breaches of our computer network or those of other parties or the loss of or unauthorized access to the data we maintain. As a result, undue reliance should not be placed upon forward-looking statements, which speak only as of the date they are made.  The Company undertakes no obligation to publicly update any forward-looking statements as a result of subsequent developments, changes in underlying assumptions or facts or otherwise, except as may be required by law.

PART I

Item 1.	Business

The Company

Atlantic American Corporation, a Georgia corporation incorporated in 1968 (the “Parent” or “Company”), is a holding company that operates through its subsidiaries in well-defined specialty markets within the life and health and property and casualty insurance industries. The Parent’s principal operating subsidiaries are American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) within the property and casualty insurance industry and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”) within the life and health insurance industry. Each of American Southern and Bankers Fidelity is managed separately based upon the type of products it offers and is evaluated on its individual performance. The Company’s strategy is to focus on well-defined geographic, demographic and/or product niches within the insurance marketplace. Each of American Southern and Bankers Fidelity operates with relative autonomy, which structure is designed to allow for quick reaction to market opportunities.

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

Property and Casualty Operations

American Southern comprises the Company’s property and casualty operations and its primary product lines are as follows:

Commercial Automobile Insurance policies provide bodily injury and/or property damage liability coverage, uninsured motorist coverage and physical damage coverage for commercial accounts.

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

American Southern provides tailored commercial automobile insurance coverage, on a multi-year contract basis, to state governments, local municipalities and other large motor pools and fleets (“block accounts”) that can be specifically rated and underwritten. The size of the block accounts insured by American Southern are generally such that individual class experience can be determined, which allows for customized policy terms and rates. American Southern is licensed to do business in 32 states and the District of Columbia. While the majority of American Southern’s premiums are derived from its automobile lines of business, American Southern also offers general liability and other lines such as inland marine coverage. Additionally, American Southern directly provides surety bond coverage for subdivision construction, school bus contracts, as well as performance and payment bonds.

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2023	2022
	(In thousands)
Automobile liability	$38,821	$33,981
Automobile physical damage	15,046	21,069
General liability	5,758	5,871
Surety	6,303	6,039
Other lines	2,515	3,316
Total	$68,443	$70,276

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

Other Accident and Health Insurance coverages include several individual and group policies providing for the payment of standard benefits in connection with the treatment of diagnosed cancer and other critical illnesses, as well as a number of other policies providing short-term nursing facility care, accident only, hospital indemnity and disability coverages.

Health insurance products, primarily Medicare supplement insurance, accounted for 83% of Bankers Fidelity’s net earned premiums in 2023 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2023, 63% were health insurance policies and 37% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2023	2022
	(In thousands)
Life insurance	$18,584	$15,805
Medicare supplement	77,425	86,970
Other accident and health	14,373	12,389
Total health insurance	91,798	99,359
Total	$110,382	$115,164

Marketing

Property and Casualty Operations

A portion of American Southern’s business is marketed through a small number of specialized, experienced independent agents. American Southern’s agent selection process is actively managed by internal marketing personnel with oversight from management. Senior management carefully reviews all new programs prior to acceptance. American Southern solicits business through multiple channels.  Most of American Southern’s agents are paid an up-front commission with the potential for additional commissions by participating in a profit sharing arrangement that is directly linked to the profitability of the underlying business. American Southern also solicits business from governmental entities. As an experienced writer of insurance policies for certain governmental programs, the company actively pursues this market on a direct basis. Much of this business is priced by means of competitive bid situations. As a result, there can be no assurance with respect to the ultimate profitability or ability of the Company to obtain or retain such business at the time of a specific contract renewal.

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

Bankers Fidelity had approximately 4,639 licensed agents contracted in both the individual and group divisions as of December 31, 2023. During 2023, approximately 454 of these licensed agents wrote policies on behalf of Bankers Fidelity.

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

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2023, approximately 73% of the losses and claims reserves related to property and casualty and approximately 27% related to life and health. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; offset by policy reserves related to such contracts previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g. paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts that represent actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2023 actuarial review indicated that reserves could be as much as 16.9% lower or as much as 18.3% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

Life and Health Operations

Bankers Fidelity establishes reserves for future policy benefits to meet projected obligations under policies that are in force as of the statement date. These reserves are calculated to satisfy policy and contract obligations as they are projected to come due.  Reserves for insurance policies are calculated using assumptions for interest rates, mortality rates, disablement rates, benefit utilization rates, and lapse rates. These assumptions vary by the product type, the year the policy was issued, and certain policyholder demographic information.  Changes in assumptions may be made from one issue year to another to reflect actual experience.  Actual future experience that deviates significantly from the assumptions, or actual results that differ significantly from our estimates, could have a materially adverse effect on our liquidity, results of operations, or financial condition.

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

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Current limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $150,000 to $500,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.5 million limit excess of $500,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200,000. As of December 31, 2023, $8.3 million of the $814.2 million of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2023, the liability of the reinsurer was 50% of all new Medicare Supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $0.8 million of the Company’s $1.5 million of new annualized Medicare Supplement premium was ceded.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2023, the Company was in compliance with all such requirements, and securities with an amortized cost of $14.6 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2023, Bankers Fidelity Assurance Company had three ratios outside the usual range, primarily as a result of net loss for the year, certain surplus ratios and Non-admitted Assets to Admitted Assets. The net loss at Bankers Fidelity Assurance Company is primarily related to federal income taxes incurred which resulted in a corresponding decrease in surplus levels for the year as well as a growing Deferred Tax Asset which is a Non-admitted.  Atlantic Capital Life Assurance Company had one ratio outside the normal range, Change in Asset Mix.  The Change in Asset Mix was the result of Atlantic Capital Life Assurance Company investing its cash and cash equivalents from prior year into bonds.  Bankers Fidelity Life Insurance Company, American Southern Insurance Company and American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2023 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2023, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,059	21.1%	$44,412	19.4%
States, municipalities and political subdivisions	8,106	3.4	9,187	4.1
Public utilities	9,530	4.0	10,284	4.5
All other corporate bonds	150,319	63.4	144,623	63.2
Redeemable preferred stock	205	0.1	223	0.1
Total fixed maturities(1)	218,219	92.0	208,729	91.3
Equity securities(2)	9,413	4.0	11,562	5.0
Other invested assets(3)	6,381	2.8	5,386	2.4
Policy loans(4)	1,778	0.7	1,759	0.8
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$237,067	100.0%	$228,712	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturities was $238.6 million as of December 31, 2023 and $236.8 million as of December 31, 2022.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $4.9 million as of December 31, 2023 and 2022.
(3)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $7.0 million as of December 31, 2023 and $5.6 million as of December 31, 2022.
(4)	Policy loans are valued at unpaid principal balances.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Average investments(1)	$275,995	$270,636
Net investment income	10,058	9,932
Average yield on investments	3.6%	3.7%
Realized investment gains, net	70	30

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

The Company engages a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Human Capital

The Company and its subsidiaries employed 155 people at December 31, 2023. Of the 155 people, 154 were full-time.  We believe that our ability to attract and retain highly motivated and skilled employees with diverse backgrounds and experiences is critical to our continued success.  We also believe the structure of our compensation program is aligned with the interests of our shareholders and serves to reward the performance of our employees.  We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our employees, including periodic surveys to obtain opinions on key topics.

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

Executive Officers of the Registrant

The table and information below set forth, for each current executive officer of the Company, his name, age (as of March 1, 2024), positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	61	Chairman of the Board, President & CEO	1992
J. Ross Franklin	46	Vice President, CFO and Corporate Secretary	2017

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Risk Management and Strategy

The Company’s operations rely on the secure processing, storage, and transmission of confidential and personal identifiable information within various technology platforms. Cybersecurity is a high priority and the Company has made significant investments in its processes and programs designed to prevent, detect, and respond to and recover from cybersecurity threats. We also have processes in place to help ensure compliance with our information security program with respect to our use of third-party service providers.  Such processes and programs are a part of the Company’s overall risk management and compliance programs. The Company continues to enhance its intrusion protection and detection technology, infrastructure and application firewalls, and network monitoring. The Company has also installed advanced endpoint threat protection technology and implemented a mandatory security awareness training program for all employees.  This training is reinforced through periodic simulated phishing tests to assess our employees’ responses to suspicious emails.

The Company uses a sophisticated backup and recovery methodology that supports the replication of data across multiple secure data centers. It also includes a comprehensive disaster recovery plan that is continually tested and designed to help enable us to resume business in the event of a disaster or cybersecurity incident. Through recurring internal and external audits, controls are regularly reviewed, tested, and enhanced to promote best practices. The Company has augmented our information security program through a partnership with a leading global cybersecurity service provider to review and implement additional services such as Security Event Monitoring, Advanced Endpoint Threat Detection, Incident Management Retainer Services, and Strategic Advisory Services focused on Chief Information Security Officer (CISO) duties such as counter-threat intelligence.

Our information security program also includes a cybersecurity Incident Response Plan (“IRP”) that is designed to help protect the integrity, availability and confidentiality of information, prevent loss of service, and comply with legal requirements. The IRP specifies the process for identifying and reporting an incident, initial investigation, risk classification, documentation and communication of incidents, responder procedures, incident reporting, and ongoing training. The IRP also includes processes for determining the materiality of the incident, including the assessment of relevant qualitative and quantitative factors. In the event we identify a potential cybersecurity, privacy or other data security issue, we have defined procedures for responding to such issues, including procedures that address when and how to engage with Company management, our board of directors, third-party advisors and other stakeholders.

The Company also maintains dedicated cyber liability insurance for breach event costs including: post breach event remediation costs; cybercrime coverage (including financial fraud, telecommunications fraud, and phishing attacks); and coverage for system failure, bricking loss, and physical damage. The policy also provides coverage for lost revenue due to a damaged reputation from a cyber breach.

We do not believe any risks from cybersecurity threats have materially affected or are reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.

Governance

Our board of directors recognizes the important role of information security and mitigating cybersecurity and other data security threats. Although our full board of directors maintains ultimate responsibility with respect to risk management oversight, our board has delegated oversight of the Company’s information security program and matters of cybersecurity to the Audit Committee of the board of directors. The Company’s senior officers, including its Chief Information Officer, are responsible for the operation of the information security program and regularly communicate with the Audit Committee on the state of the program, risks faced by the Company and the Company’s risk mitigation efforts related thereto.

In addition, the Company’s information technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Our data security employees have backgrounds in cybersecurity and data protection, including prior relevant experience in the industry and industry standard certifications.

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

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of March 13, 2024, there were 1,286 shareholders of record.

On April 1, 2024, the Company announced that the board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record at the close of business on April 12, 2024. On August 8, 2023, the Company announced that the board of directors declared an annual cash dividend of $0.02 per share, which was paid on September 12, 2023 to shareholders of record as of August 22, 2023.

The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2023, the Parent held unrestricted cash and investment balances of approximately $4.7 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts.  In 2024, dividend payments to the Parent by the insurance subsidiaries in excess of $8.8 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2023	—	$—	—	325,129
November 1 – November 30, 2023	—	—	—	325,129
December 1 – December 31, 2023	—	—	—	325,129
Total	—	$—	—

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2023 and 2022. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein.

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

Cash and investments comprised 70% of the Company’s total assets at December 31, 2023. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, as available for sale, and equity securities, which includes common and non-redeemable preferred stocks, at their estimated fair values.

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

Future policy benefits comprised 34% of the Company’s total liabilities at December 31, 2023. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and lapse rates after giving effect to possible risks of adverse deviation. The assumed mortality and lapse rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Unpaid loss and loss adjustment expenses comprised 32% of the Company’s total liabilities at December 31, 2023. This liability includes estimates for: (1) unpaid losses on claims reported prior to December 31, 2023, (2) future development on those reported claims, (3) unpaid ultimate losses on claims incurred prior to December 31, 2023 but not yet reported and (4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2023. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2023 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 12% of the Company’s total assets at December 31, 2023. Insured and agent balances are evaluated periodically for collectibility. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Deferred acquisition costs comprised 12% of the Company’s total assets at December 31, 2023. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenue
Property and Casualty:
American Southern	$72,846	$73,949
Life and Health:
Bankers Fidelity	114,199	114,015
Corporate and Other	(252)	(113)
Total revenue	$186,793	$187,851
Income (loss) before income taxes
Property and Casualty:
American Southern	$5,085	$6,613
Life and Health:
Bankers Fidelity	4,722	3,812
Corporate and Other	(10,372)	(8,329)
Income (loss) before income taxes	$(565)	$2,096
Net income (loss)	$(171)	$1,525

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

A reconciliation of net income, the most directly comparable GAAP measure, to operating income is as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net income (loss)	$(171)	$1,525
Income tax expense (benefit)	(394)	571
Realized investment gains, net	(70)	(30)
Unrealized losses on equity securities, net	2,177	7,562
Non-GAAP operating income	$1,542	$9,628

On a consolidated basis, the Company had net loss of $0.2 million, or $0.03 per diluted share, in 2023, compared to net income of $1.5 million, or $0.06 per diluted share, in 2022. The decrease in net income was primarily due to a decrease in earned premiums, as well as an increase in losses and expenses as a percentage of premiums.  Also contributing to the decrease in net income is an increase in debt service costs due to rising interest rates.  Partially offsetting this decrease was a decline in unrealized losses on equity securities.

Total revenue was $186.8 million in 2023 as compared to $187.9 million in 2022. Premium revenue decreased to $178.8 million in 2023 from $185.4 million in 2022. The decrease in premium revenue was primarily attributable to a decrease in Medicare supplement insurance premiums within the life and health operations.  Also contributing to the decrease in premium revenue was a decrease in earned premiums in the automobile physical damage line of business due to a reduction in the number of programs.  Partially offsetting the decrease in premium revenue was an increase in earned premiums in the automobile liability line of business due mainly to rate increases and a retrospective premium adjustment in a governmental program.

Operating income was $1.5 million in 2023 as compared to $9.6 million in 2022. The decrease in operating income was primarily due to a decline in premium revenue and an increase in losses and expenses as a percentage of premiums, as discussed above.  Partially offsetting the decline in operating income was more favorable loss experience in the life and health operations, resulting from improved rate adequacy and a decrease in the number of incurred claims within the Medicare supplement line of business.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS
American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Gross written premiums	$77,567	$79,218
Ceded premiums	(5,902)	(6,547)
Net written premiums	$71,665	$72,671
Net earned premiums	$68,443	$70,276
Insurance benefits and losses incurred	51,015	47,175
Commissions and underwriting expenses	16,746	20,161
Underwriting income	$682	$2,940
Loss ratio	74.5%	67.1%
Expense ratio	24.5	28.7
Combined ratio	99.0%	95.8%

Gross written premiums at American Southern decreased $1.7 million, or 2.1%, during 2023 as compared to 2022. The decrease in gross written premiums was primarily attributable to the decrease in premiums written in the automobile physical damage line of business due to a reduction in the number of agencies. Partially offsetting the decrease in gross written premiums was an increase in premiums written in the automobile liability line of business resulting from new business, rate increases, and retrospective premium adjustments.

Ceded premiums decreased $0.6 million, or 9.9%, during 2023 as compared to 2022. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.  The decrease in ceded premiums was primarily attributable to the decrease in earned premiums in the automobile physical damage line of business, as well as decreased ceding rates due to increased retention.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2023	2022
	(In thousands)
Automobile liability	$38,821	$33,981
Automobile physical damage	15,046	21,069
General liability	5,758	5,871
Surety	6,303	6,039
Other lines	2,515	3,316
Total	$68,443	$70,276

Net earned premiums decreased $1.8 million, or 2.6%, during 2023 as compared to 2022. The decrease in net earned premiums was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a reduction in the number of agencies as previously mentioned. Also contributing to the decrease was a decline in earned premiums in the inland marine line of business resulting from reduced cargo production. Partially offsetting the decrease in net earned premiums was an increase in earned premiums in the automobile liability line of business due mainly to rate increases and a retrospective premium adjustment in a governmental program. Premiums are earned ratably over their respective policy terms and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

The performance of a property and casualty insurance company is often measured by its combined ratio. The combined ratio represents the percentage of losses, loss adjustment expenses and other expenses that are incurred for each dollar of premium earned by the company. A combined ratio of under 100% represents an underwriting profit while a combined ratio of over 100% indicates an underwriting loss. The combined ratio is divided into two components, the loss ratio (the ratio of losses and loss adjustment expenses incurred to premiums earned) and the expense ratio (the ratio of expenses incurred to premiums earned).

Insurance benefits incurred at American Southern increased $3.8 million, or 8.1%, during 2023 as compared to 2022. As a percentage of premiums, insurance benefits and losses incurred were 74.5% in 2023 as compared to 67.1% in 2022. The increase in the loss ratio was mainly due to overall inflation on claims and increased severity of losses reported from certain governmental programs within the automobile liability line of business. Also contributing to the increase in the loss ratio were increased losses in the general liability line of business from artisan contractor business. Partially offsetting the increase in the loss ratio was a decrease in losses related to the automobile physical damage line of business due to a decrease in exposure.

Commissions and underwriting expenses decreased $3.4 million, or 16.9%, during 2023 as compared to 2022. As a percentage of premiums, these expenses were 24.5% in 2023 as compared to 28.7% in 2022. The decrease in the expense ratio was primarily due to the decrease in fixed and variable commissions.  Fixed commissions decreased as a result of the decline in written premiums during 2023.  Also contributing to the decrease in expense ratio was American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  In 2023, variable commissions at American Southern decreased $1.4 million as compared to 2022 due to an increase in loss ratios from certain accounts subject to variable commissions.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2023	2022
	(Dollars in thousands)
Medicare supplement	$133,343	$148,747
Other health products	14,373	12,389
Life insurance	18,659	15,867
Gross earned premiums	166,375	177,003
Ceded premiums	(55,993)	(61,839)
Net earned premiums	110,382	115,164
Insurance benefits and losses incurred	71,485	76,281
Commissions and underwriting expenses	37,992	33,922
Total expenses	109,477	110,203
Underwriting income	$905	$4,961
Loss ratio	64.8%	66.2%
Expense ratio	34.4	29.5
Combined ratio	99.2%	95.7%

Net earned premium revenue at Bankers Fidelity decreased $4.8 million, or 4.2%, during 2023 as compared to 2022. Gross earned premiums from the Medicare supplement line of business decreased $15.4 million, or 10.4%, in 2023 as compared to 2022, due primarily to non-renewals exceeding the level of new business writings as the existing block of business has incurred rate increases. Other health product premiums increased $2.0 million, or 16.0%, during 2023 as compared to 2022, primarily as a result of new sales of the company’s group health and individual cancer products. Gross earned premiums from the life insurance line of business increased $2.8 million, or 17.6%, in 2023 from 2022 due to an increase in the group life product premiums. Partially offsetting this increase was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Premiums ceded decreased $5.8 million, or 9.5%, in 2023 from 2022. The decrease in ceded premiums was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred decreased $4.8 million, or 6.3%, during 2023 as compared to 2022. As a percentage of premiums, benefits and losses were 64.8% in 2023 as compared to 66.2% in 2022. The decrease in the loss ratio was primarily due to improved rate adequacy and a decrease in the number of incurred claims within the Medicare supplement line of business. Also contributing to the decrease in loss ratio was an improvement in the other health lines profitability.  These decreases were offset by higher incurred claims on our life lines of business.

Commissions and underwriting expenses increased $4.1 million, or 12.0%, during 2023 as compared to 2022. As a percentage of earned premiums, these expenses were 34.4% in 2023 as compared to 29.5% in 2022. The increase in the expense ratio was primarily due to an increase in administrative costs related to growth in the group and individual health lines of business, coupled with increased Medicare supplement servicing costs.

Net Investment Income and Realized Gains

Investment income increased $0.1 million, or 1.3%, in 2023 as compared to 2022.  The increase in investment income was primarily attributable to an increase in investment income related to fixed maturities and equity securities.  Partially offsetting this increase was a decrease in the equity in earnings from investments in the Company's limited partnerships and limited liability companies of $0.6 million.

The Company had net realized investment gains of $0.1 million in 2023 as compared to net realized investment gains of $0.03 million in 2022. The net realized investment gains in 2023 and 2022 were primarily attributable to gains from the sale of fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Losses on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $2.2 million and $7.6 million during the years ended December 2023 and 2022, respectively. Changes in unrealized gains on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $1.3 million, or 67.5%, in 2023 as compared to 2022. Changes in interest expense were primarily due to changes in the Term Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited (“CME”), as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility are directly related to SOFR. As expected, discontinuation of London Interbank Offered Rate (“LIBOR”) occurred on June 30, 2023 and affected the rates used in the Company’s credit arrangements after that date. The U.S. Congress enacted the Adjustable Interest Rate LIBOR Act (the "LIBOR Act") to address LIBOR’s cessation and the Board of Governors of the Federal Reserve System issued regulations, 12 C.F.R. Part 253, “Regulations Implementing the Adjustable Interest Rate LIBOR Act (Regulation ZZ),” which relate to the LIBOR transition.

Income Taxes

The primary difference between the effective tax rate and the federal statutory income tax rate for 2023 resulted from the adjustment for prior years’ estimates to actual of $0.3 million in the year ended December 31, 2023, which included the return to provision adjustment that is generally updated at the completion of the third quarter of each fiscal year and an adjustment for partnership valuation. Also contributing to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to meals and entertainment.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2023, the Parent had approximately $4.7 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2023, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $90.1 million. Dividends were paid to Atlantic American by its subsidiaries totaling $8.4 million and $7.2 million in 2023 and 2022, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $8.7 million and $7.6 million in 2023 and 2022, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $4.0 million and $3.9 million were paid to the Parent under the tax sharing agreement in 2023 and 2022, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161 percent plus an applicable margin. The margin ranges from 4.00% to 4.10%. At December 31, 2023, the effective interest rate was 9.69%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At December 31, 2023, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17.7 thousand at December 31, 2023 and 2022. During each of 2023 and 2022, the Company paid Series D Preferred Stock dividends of $0.4 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.0 million, as of December 31, 2023. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of December 31, 2023, BFLIC has pledged bonds having an amortized cost of $9.6 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of December 31, 2023, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of December 31, 2023, the Company had outstanding borrowings of $3.0 million under the Credit Agreement.

Cash and cash equivalents decreased from $28.9 million at December 31, 2022 to $28.3 million at December 31, 2023. The decrease in cash and cash equivalents during 2023 was primarily attributable to a decrease in  net cash used in investing activities of $3.4 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was an increase in net cash provided by operating activities of $2.6 million.

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

New Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, in establishing its premiums, the Company attempts to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income. During 2023, inflation was a factor in increased loss experience within the Company’s automobile liability line of business.

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
Atlanta, GA

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Atlantic American Corporation and subsidiaries (the “Company”) as of December 31, 2023, and 2022, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively, referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)
As reflected on the consolidated balance sheet and discussed in Note 6 to the financial statements, the Company’s insurance reserves for losses and claims (claim reserves), were $87.5 million as of December 31, 2023. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (IBNR) claims based on past experience and estimates of loss adjustment expenses.

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

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)
As reflected on the consolidated balance sheet and discussed in Note 6 to the financial statements, the Company’s insurance reserves for future policy benefits (policy reserves) were $92.5 million as of December 31, 2023. Policy reserves are related to life and health insurance policies and are based upon significant assumptions including future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of unexpected claim experience. These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are generally established at contract inception.

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

We have served as the Company’s auditor since 2018.

/s/ FORVIS, LLP

Atlanta, GA
April 1, 2024

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$28,301	$28,863
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $238,626 and $236,766; no allowance for credit losses)	218,219	208,729
Equity securities, at fair value (cost: $4,936 and $4,907)	9,413	11,562
Other invested assets (cost: $6,982 and $5,628)	6,381	5,386
Policy loans	1,778	1,759
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	237,067	228,712
Receivables:
Reinsurance (net of allowance for uncollectible reinsurance of $61 and $0)	21,103	25,913
Insurance premiums and other (net of allowance for expected credit losses $217 and net of allowance for doubtful accounts $177)	23,690	15,386
Deferred income taxes, net	15,682	14,163
Deferred acquisition costs	43,850	42,281
Other assets	9,028	9,202
Intangibles	2,544	2,544
Total assets	$381,265	$367,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$92,495	$85,564
Unearned premiums	31,317	28,348
Losses and claims	87,478	87,484
Other policy liabilities	1,132	1,255
Total insurance reserves and policyholder funds	212,422	202,651
Accounts payable and accrued expenses	24,811	26,473
Revolving credit facility	3,019	2,009
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	273,990	264,871
Commitments and contingencies (Note 17)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,402,288 and 20,407,229 shares outstanding as of 2023 and 2022, respectively	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	50,929	51,982
Accumulated other comprehensive loss	(16,121)	(22,149)
Unearned stock grant compensation	(13)	(132)
Treasury stock, at cost, 1,998,606 and 1,993,665 shares as of 2023 and 2022, respectively	(7,401)	(7,389)
Total shareholders’ equity	107,275	102,193
Total liabilities and shareholders’ equity	$381,265	$367,064

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(In thousands, except per share data)
Revenue:
Insurance premiums, net	$178,825	$185,440
Net investment income	10,058	9,932
Realized investment gains, net	70	30
Unrealized losses on equity securities, net	(2,177)	(7,562)
Other income	17	11
Total revenue	186,793	187,851

Benefits and expenses:
Insurance benefits and losses incurred	122,500	123,456
Commissions and underwriting expenses	46,124	46,713
Interest expense	3,269	1,952
Other expense	15,465	13,634
Total benefits and expenses	187,358	185,755

Income (loss) before income taxes	(565)	2,096
Income tax expense (benefit)	(394)	571
Net income (loss)	(171)	1,525
Preferred stock dividends	(399)	(399)
Net income (loss) applicable to common shareholders	$(570)	$1,126
Earnings (loss) per common share (basic and diluted)	(0.03)	0.06

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022
	(In thousands)
Net income (loss)	$(171)	$1,525
Other comprehensive gain (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	7,700	(50,377)
Related income tax effect	(1,617)	10,579
Subtotal	6,083	(39,798)

Less: reclassification adjustment for net realized gains included in net income	(70)	(49)
Related income tax effect	15	10
Subtotal	(55)	(39)

Total other comprehensive income (loss), net of tax	6,028	(39,837)
Total comprehensive income (loss)	$5,857	$(38,312)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except share and per share data)	2023	2022
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,425	57,441
Restricted stock grants, net of forfeitures	—	(16)
Balance, end of year	57,425	57,425
Retained earnings:
Balance, beginning of year	51,982	51,264
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	(75)	—
Net income (loss)	(171)	1,525
Dividends on common stock	(408)	(408)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	50,929	51,982
Accumulated other comprehensive income (loss):
Balance, beginning of year	(22,149)	17,688
Other comprehensive income (loss), net of tax	6,028	(39,837)
Balance, end of year	(16,121)	(22,149)
Unearned stock grant compensation:
Balance, beginning of year	(132)	(73)
Restricted stock grants, net of forfeitures	—	(193)
Amortization of unearned compensation	119	134
Balance, end of year	(13)	(132)
Treasury stock:
Balance, beginning of year	(7,389)	(7,490)
Restricted stock grants, net of forfeitures	—	209
Net shares acquired related to employee share-based compensation plans	(12)	(108)
Balance, end of year	(7,401)	(7,389)

Total shareholders’ equity	$107,275	$102,193
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of year	20,407,229	20,378,576
Net shares acquired under employee share-based compensation plans	(4,941)	(36,347)
Restricted stock grants, net of forfeitures	—	65,000
Balance, end of year	20,402,288	20,407,229

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net Income (loss)	$(171)	$1,525
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	16,440	19,445
Acquisition costs deferred	(18,009)	(23,028)
Realized investment gains, net	(70)	(30)
Unrealized losses on equity securities, net	2,177	7,562
Losses (earnings) from equity method investees	360	(241)
Compensation expense related to share awards	119	134
Provision for credit losses	26	—
Depreciation and amortization	652	890
Deferred income tax benefit	(3,121)	(1,819)
(Increase) decrease in receivables, net	(3,520)	1,076
Increase in insurance reserves and policyholder funds	9,771	854
(Decrease) increase in accounts payable and accrued expenses	(1,662)	1,008
Other, net	(370)	(923)
Net cash provided by operating activities	2,622	6,453

Cash flows from investing activities:
Proceeds from investments sold	5,044	3,902
Proceeds from investments matured, called or redeemed	9,744	9,806
Investments purchased	(18,073)	(17,010)
Additions to property and equipment	(80)	(126)
Net cash used in investing activities	(3,365)	(3,428)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Treasury stock acquired — net employee share-based compensation	(12)	(108)
Proceeds from revolving credit facility, net	1,000	2,000
Net cash provided by financing activities	181	1,085

Net (decrease) increase in cash	(562)	4,110
Cash and cash equivalents at beginning of year	28,863	24,753
Cash and cash equivalents at end of year	$28,301	$28,863

Supplemental cash flow information:
Cash paid for interest	$3,227	$1,794
Cash paid for income taxes	$2,582	$2,764

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)

Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2023, the Parent owned five insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiaries, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company.  American Southern Insurance Company also wholly-owned three non-insurance subsidiaries, Premier Adjusting and Claim Services, Inc., Automobile Safety Management, Inc. and Automated Systems of Georgia, Inc. (together with American Southern Insurance Company and American Safety Insurance Company known as “American Southern”). In addition, the Parent owned one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Insurance Premiums and Other Receivables

Receivables amounts due from reinsurers, insureds and agents are evaluated periodically for collectibility. Allowances for expected credit losses are established, as and when a loss has been determined probable, against the related receivable. An allowance for expected credit loss is recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical and expected experience.

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

Policy loans are carried at unpaid principal balance and are fully collateralized by the cash surrender value of the underlying insurance contract.  Real estate is carried at historical cost and is evaluated for impairment when circumstances would indicate that fair value may be less than carrying value.

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns, which are included in other invested assets on the balance sheet and are accounted for using the equity method. The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. Also included in the Company’s VIEs are investments in unconsolidated trusts, which are presented on the balance sheet and carried at cost. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company reviews its investments in other invested assets for impairment no less frequently than quarterly and monitors the performance throughout the year.  If the Company becomes aware of an impairment of an other invested asset at the balance sheet date, it will recognize an impairment by recording a reduction in the carrying value of the other invested asset with a corresponding charge to net investment income.

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

Impact of Adoption on Condensed Consolidated Balance Sheet

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at January 1, 2023 and December 31, 2023, and the changes in the allowance for estimated uncollectible reinsurance for the year ended December 31, 2023.

	Year ended December 31, 2023
(in thousands)	Reinsurance Recoverables, Net of Allowance for Estimated Uncollectible Reinsurance	Allowance for Estimated Uncollectible Reinsurance
Balance, beginning of period	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		75
Current period change for estimated uncollectible reinsurance		(14)
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$21,103	$61

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at January 1, 2023 and December 31, 2023, and the changes in the allowance for doubtful accounts/expected credit losses for the year ended December 31, 2023.

	Year ended December 31, 2023
(in thousands)	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Doubtful Accounts/Expected Credit Losses
Balance, beginning of period	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		—
Current period change for expected credit losses		40
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$23,690	$217

Future Adoption of New Accounting Standards

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025, although earlier adoption is permitted.  The Company is currently evaluating the new guidance, but has not yet determined the method. The Company will adopt on January 1, 2025.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting- An Amendment for Improvements to Reportable Segment Disclosures (Topic 280). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendment; introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM); extends certain annual disclosures to interim periods; clarifies single reportable segment entities must apply ASC 280 in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. The amendments in this update do not change or remove existing disclosure requirements. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. The Company is evaluating the new guidance and any effect it will have on the Company’s financials.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The amendment requires that all entities disclose on an annual basis the following information about income taxes paid; the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). All entities also are required to disclose; income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU, which also includes certain other amendments to improve the effectiveness of income tax disclosures, is effective for public business entities for annual periods beginning after Dec. 15, 2024. The Company is evaluating the new guidance and any effect it will have on the Company’s financials.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2023 and December 31, 2022.

Fixed maturities were comprised of the following:

	2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,059	$63	$4,944	$—	$54,940
Obligations of states and political subdivisions	8,106	15	1,424	—	9,515
Corporate securities:
Utilities and telecom	21,309	143	2,582	—	23,748
Financial services	59,584	560	4,931	—	63,955
Other business – diversified	34,386	403	2,940	—	36,923
Other consumer – diversified	44,570	87	4,870	—	49,353
Total corporate securities	159,849	1,193	15,323	—	173,979
Redeemable preferred stocks:
Other consumer – diversified	205	13	—	—	192
Total redeemable preferred stocks	205	13	—	—	192
Total fixed maturities	$218,219	$1,284	$21,691	$—	$238,626

	2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$44,412	$5	$5,926	$50,333
Obligations of states and political subdivisions	9,187	4	1,702	10,885
Corporate securities:
Utilities and telecom	22,090	120	3,299	25,269
Financial services	59,054	397	7,085	65,742
Other business – diversified	31,058	161	4,689	35,586
Other consumer – diversified	42,705	35	6,089	48,759
Total corporate securities	154,907	713	21,162	175,356
Redeemable preferred stocks:
Other consumer – diversified	223	31	—	192
Total redeemable preferred stocks	223	31	—	192
Total fixed maturities	$208,729	$753	$28,790	$236,766

Bonds having an amortized cost of $14,647 and $12,333 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2023 and 2022, respectively, in accordance with statutory requirements. Additionally, bonds having an amortized cost of $9,584 and $7,221 and included in the tables above were pledged as collateral to FHLB at December 31, 2023 and 2022, respectively.

	2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	924	621	—	303
Communications	8,489	3,856	—	4,633
Total equity securities	$9,413	$4,477	$—	$4,936

	2022
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	790	516	—	274
Communications	10,772	6,139	—	4,633
Total equity securities	$11,562	$6,655	$—	$4,907

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2023 and 2022 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2023		2022
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$1,715	$1,750	$3,776	$3,797
Due after one year through five years	60,423	62,423	40,150	42,174
Due after five years through ten years	33,596	36,752	44,044	49,711
Due after ten years	86,857	97,984	87,719	103,095
Asset backed securities	35,628	39,717	33,040	37,989
Totals	$218,219	$238,626	$208,729	$236,766

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2023 and 2022.

	2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,194	$37	$39,476	$4,907	$44,670	$4,944
Obligations of states and political subdivisions	1,145	3	5,936	1,421	7,081	1,424
Corporate securities	539	13	138,283	15,310	138,822	15,323
Total temporarily impaired securities	$6,878	$53	$183,695	$21,638	$190,573	$21,691

	2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$23,763	$2,410	$19,259	$3,516	$43,022	$5,926
Obligations of states and political subdivisions	8,183	1,702	—	—	8,183	1,702
Corporate securities	127,928	16,214	14,514	4,948	142,442	21,162
Total temporarily impaired securities	$159,874	$20,326	$33,773	$8,464	$193,647	$28,790

Analysis of Securities in Unrealized Loss Positions

As of December 31, 2023 and 2022, there were 311 and 237 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

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

For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all reasonably available sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations (NRSROs), as well as the specific characteristics of the security it owns including seniority in the issuer’s capital structure, covenant protections, or other relevant features. From these reviews, the Company evaluates the issuers’ continued ability to service the Company’s investment through payment of interest and principal.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no ACL on its available-for-sale fixed maturities as of December 31, 2023. The Company did not record any other than temporary impairments as of December 31, 2022.

Investment income was earned from the following sources:

	2023	2022
Fixed maturities	$9,333	$9,141
Equity securities	332	327
Other	646	729
	10,311	10,197
Investment expenses	253	265
Net investment income	$10,058	$9,932

A summary of realized investment gains (losses) follows:

	2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$70	$—	$—	$70
Losses	—	—	—	—
Realized investment gains, net	$70	$—	$—	$70

	2022
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$101	$—	$1	$102
Losses	(52)	—	(20)	(72)
Realized investment gains (losses), net	$49	$—	$(19)	$30

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2023	2022
Sales proceeds	$5,035	$3,649
Gross gains	70	101
Gross losses	—	—

Proceeds from the sales of equity securities were as follows:

	2023	2022
Sales proceeds	$2	$1
Gross gains	—	—
Gross losses	—	—

Proceeds from the sales of other invested assets were as follows:

	2023	2022
Sales proceeds	$—	$161
Gross gains	—	1
Gross losses	—	(20)

Sales of available-for-sale securities in 2023 and 2022 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party in 2022.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2023 and 2022.

	2023	2022
Net realized and unrealized gains (losses) recognized during the period on equity securities	$(2,177)	$(7,562)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) on equity securities, net	$(2,177)	$(7,562)

The Company’s bond portfolio included 99% investment grade securities, as defined by the NAIC, at December 31, 2023 and 2022.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,381 and $5,386 at December 31, 2023 and 2022, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 at December 31, 2023 and 2022.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,619 and $6,624, at December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had outstanding commitments totaling $4,518 and $5,872, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The reduction in the Company’s outstanding commitments was a result of an additional investment of $1,354 in the partnership.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of December 31, 2023 and December 31, 2022, the value of the equity security valued using Level 3 criteria was $185 and $156, respectively.   The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

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

Policy Loans. Policy loans, which are categorized as Level 3 fair value measurements, are carried at the unpaid principal balances.

Junior Subordinated Debentures. The fair value is estimated based on observable interest rates and yields for debt instruments having similar characteristics.

As of December 31, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$218,219	$—	$218,219
Equity securities	9,228	—	185	9,413
Cash equivalents	14,834	—	—	14,834
Total	$24,062	$218,219	$185	$242,466

As of December 31, 2022, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$208,729	$—	$208,729
Equity securities	11,406	—	156	11,562
Cash equivalents	18,861	—	—	18,861
Total	$30,267	$208,729	$156	$239,152

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2023 and 2022.

	Level in	2023		2022
	Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$28,301	$28,301	$28,863	$28,863
Fixed maturities	Level 2	218,219	218,219	208,729	208,729
Equity securities	(1)	9,413	9,413	11,562	11,562
Policy loans	Level 3	1,778	1,778	1,759	1,759

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,670	33,738	33,810
Revolving credit facility	Level 2	3,019	3,019	2,009	2,009

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 4.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2023		2022
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,401	$39,880	$2,390	$36,308
Capitalization	8,689	9,320	10,161	12,867
Amortization	(8,390)	(8,050)	(10,150)	(9,295)
Balance, end of year	$2,700	$41,150	$2,401	$39,880

Note 5.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $1,545 and $2,522 during the years ended December 31, 2023 and 2022, respectively. The Company has capitalized $4,567 and $3,022 in implementation costs in other assets in its condensed consolidated balance sheet as of December 31, 2023 and 2022, respectively.  The Company expects the software will be substantially ready for its intended use during 2024. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for years ended December 31, 2023 and 2022.

Note 6.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2023 and 2022.

			Amount of Insurance In Force, Net
	2023	2022	2023	2022
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$50,040	$50,660	$172,907	$186,863
Group life	11,917	2,533	633,017	474,150
	61,957	53,193	$805,924	$661,013
Accident and health insurance policies	30,538	32,371
	92,495	85,564
Unearned premiums	31,317	28,348
Losses, claims and loss adjustment expenses	87,478	87,484
Other policy liabilities	1,132	1,255
Total insurance reserves and policyholder funds	$212,422	$202,651

Annualized premiums for accident and health insurance policies were $84,127 and $89,471 at December 31, 2023 and 2022, respectively.

Future Policy Benefits

Liabilities for future benefits on life insurance policies and accident and health insurance policies are based on assumed investment yields, mortality rates, disablement rates, benefit utilization rates, and lapse rates after giving effect to possible risks of unexpected adverse claim experience. The mortality, disablement rates, benefit utilization rates, and lapse assumptions are based upon the Company’s experience and incorporate a margin for adverse experience development.  These assumptions are modified as necessary to reflect anticipated trends and are generally established at contract inception.  The interest rates assumed, which reflect future investment yields at the time policies are issued, are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 5.5% to 7.0% for 1977 through 1979 issues, (iii) 9.0% for 1980 through 1987 issues, (iv) 5.0% to 7.0% for 1988 through 2009 issues, and (v) 3.0% to 4.0% for 2010 through 2023 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2023		2022
Balance at January 1	$87,484		$85,620
Less: Reinsurance recoverable on unpaid losses	(17,647)		(17,690)
Net balance at January 1	69,837		67,930

Incurred related to:
Current year	113,246		125,754
Prior years	1,418	(1)	(4,228	)(2)
Total incurred	114,664		121,526

Paid related to:
Current year	67,484		82,002
Prior years	44,217		37,617
Total paid	111,701		119,619
Net balance at December 31	72,800		69,837
Plus: Reinsurance recoverable on unpaid losses	14,678		17,647
Balance at December 31	$87,478		$87,484

(1)	Prior years’ development was primarily the result of unfavorable development in the automobile liability line of business in the property and casualty operations due to inflationary factors.

(2)
Prior years’ development was primarily the result of favorable development in the Medicare supplement line of business in the life and health operations, as well as favorable development in the surety line of business in the property and casualty operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2023	2022
Total incurred losses	$114,664	$121,526
Cash surrender value and matured endowments	1,323	1,598
Benefit reserve changes	6,513	332
Total insurance benefits and losses incurred	$122,500	$123,456

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,										As of December 31, 2023
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$57,179	$56,938	$56,981	$56,981	$56,976	$56,977	$56,976	$56,976	$56,976	$56,976	$—	940
2015		55,482	54,939	54,993	54,990	54,984	54,985	54,985	54,985	54,985	—	898
2016			58,849	59,851	63,226	63,225	63,221	63,221	63,221	63,221	—	1,037
2017				67,960	69,655	69,643	69,635	69,633	69,633	69,632	—	1,512
2018					79,140	80,404	80,361	80,357	80,351	80,348	—	2,052
2019						88,765	87,028	86,988	86,986	86,980	—	2,246
2020							75,857	75,715	75,730	75,730	14	1,853
2021								65,267	61,579	61,785	52	1,771
2022									58,777	56,047	239	2,103
2023										48,367	11,979	1,864
										$654,071

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$48,024	$56,938	$56,981	$56,981	$56,976	$56,977	$56,976	$56,976	$56,976	$56,976
2015		45,430	54,876	54,993	54,990	54,984	54,985	54,985	54,985	54,985
2016			49,165	59,747	63,226	63,225	63,221	63,221	63,221	63,221
2017				57,696	69,517	69,643	69,635	69,633	69,633	69,633
2018					66,565	80,222	80,361	80,355	80,351	80,348
2019						72,333	86,856	86,978	86,985	86,980
2020							63,129	75,527	75,710	75,715
2021								50,197	61,350	61,733
2022									46,111	55,808
2023										36,388
										$641,787
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,284

The cumulative number of reported claims for the Medicare Supplement line of business is the number of distinct claims incurred and submitted to the Centers for Medicare and Medicaid Services (or its designee) for payment in the given year. Multiple payments on the same claim are not counted in the claim frequency data. Estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method modified to reflect seasonality by trend-adjusting expected claims for the most recent four-month period prior to the statement date. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in claim experience and changes in the rate of claim processing. The IBNR is calculated as the estimated ultimate claims less the total of paid claims through the valuation date and claims in the course of settlement as of the valuation date. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. For other accident and health products that have very small claim volumes, similar approaches are used and modified to reflect the unique aspects of the products.

Automobile Liability

	For the Years Ended December 31,										As of December 31, 2023
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$20,812	$21,881	$22,041	$22,353	$21,682	$22,080	$22,100	$22,125	$22,165	$22,095	$—	3,560
2015		18,521	19,857	20,017	20,007	20,086	20,680	20,849	20,955	21,021	—	3,537
2016			20,549	21,275	21,846	22,388	22,245	22,310	22,448	22,448	—	3,862
2017				22,179	24,212	23,766	25,180	26,009	26,153	26,231	1	3,813
2018					24,284	25,682	27,338	30,013	30,464	31,135	323	3,651
2019						25,241	24,045	25,724	28,042	28,513	397	3,606
2020							22,416	16,442	20,137	21,164	1,010	2,517
2021								25,887	21,172	24,957	1,899	2,774
2022									28,860	27,293	3,093	2,845
2023										33,266	16,714	2,558
										$258,123

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$6,822	$13,807	$17,554	$20,177	$20,878	$21,735	$21,813	$21,786	$21,958	$22,095
2015		6,226	11,878	14,938	17,612	19,557	20,234	20,726	20,904	21,021
2016			6,796	13,141	16,397	19,613	21,408	21,809	22,448	22,448
2017				7,401	16,317	20,221	22,778	25,023	25,712	26,222
2018					6,989	15,647	21,121	24,662	27,671	29,201
2019						7,305	14,694	19,384	22,868	26,126
2020							5,172	9,941	14,693	18,133
2021								6,242	13,918	19,230
2022									7,023	18,010
2023										9,068
										$211,554
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$46,569

Automobile Physical Damage

	For the Years Ended December 31,					As of December 31, 2023
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2019	2020	2021	2022	2023
2019	$8,526	$8,026	$7,914	$7,881	$7,873	$1	1,495
2020		10,288	10,080	10,047	10,024	3	1,642
2021			14,296	13,385	13,305	4	1,900
2022				10,962	10,648	33	1,756
2023					6,460	96	1,401
					$48,310

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2019	2020	2021	2022	2023
2019	$6,360	$8,005	$7,906	$7,867	$7,866
2020		8,347	9,952	10,008	9,992
2021			11,993	13,277	13,257
2022				8,475	10,368
2023					5,397
					$46,880
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,430

General Liability

	For the Years Ended December 31,										As of December 31, 2023
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,744	$501	$557	$476	$406	$497	$523	$519	$511	$514	$2	207
2015		4,421	1,037	1,227	1,044	867	855	855	870	870	—	149
2016			3,119	1,148	736	608	621	619	620	620	—	94
2017				1,490	488	513	738	738	839	777	—	84
2018					1,656	333	198	128	183	183	—	76
2019						1,916	707	455	515	909	117	95
2020							2,223	670	657	363	(66)	89
2021								2,567	1,329	1,328	215	102
2022									2,770	2,380	634	122
2023										2,887	1,906	87
										$10,831

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$171	$299	$331	$369	$373	$493	$498	$502	$502	$505
2015		98	259	464	664	863	855	855	854	854
2016			116	203	568	608	617	619	620	620
2017				75	136	365	556	696	741	777
2018					65	90	115	128	183	183
2019						41	209	242	354	404
2020							208	385	462	539
2021								364	646	813
2022									402	1,169
2023										125
										$5,989
All outstanding liabilities before 2014, net of reinsurance										341
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$5,183

Surety

	For the Years Ended December 31,										As of December 31, 2023
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$3,214	$3,130	$2,990	$2,760	$2,685	$2,617	$2,818	$2,782	$2,852	$2,592	$4	54
2015		1,902	1,630	1,400	1,359	1,406	1,310	1,307	1,280	1,279	—	50
2016			3,314	1,812	1,865	1,876	1,865	1,678	1,670	1,666	—	47
2017				4,677	3,671	3,799	3,629	3,514	3,440	3,448	8	67
2018					3,528	1,938	1,381	956	767	750	—	64
2019						2,130	657	630	513	507	11	32
2020							2,263	574	465	460	—	23
2021								2,936	1,455	1,497	—	35
2022									3,202	2,339	72	50
2023										2,634	1,590	108
										$17,172

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$1,331	$2,327	$2,727	$2,739	$2,664	$2,593	$2,562	$2,562	$2,568	$2,570
2015		641	856	1,127	1,125	1,128	1,271	1,273	1,279	1,279
2016			1,054	1,732	1,772	1,873	1,862	1,677	1,670	1,666
2017				1,971	3,255	3,523	3,545	3,442	3,402	3,400
2018					1,157	1,454	1,361	941	760	749
2019						259	395	568	446	444
2020							97	460	464	459
2021								156	803	1,496
2022									970	2,191
2023										98
										$14,352
All outstanding liabilities before 2014, net of reinsurance										33
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$2,853

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

The following is supplementary information about average historical claims duration as of December 31, 2023.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	81.9%	17.1%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	26.9%	29.8%	17.3%	12.6%	8.3%	3.3%	1.9%	0.2%	0.7%	0.6%
Automobile Physical Damage	83.5%	16.1%	-0.3%	-0.3%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	21.9%	22.2%	21.2%	14.6%	13.1%	5.7%	1.4%	0.2%	0.0%	0.6%
Surety	50.4%	41.5%	14.5%	-10.6%	-5.1%	-1.1%	-0.4%	0.1%	0.1%	0.1%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2023
Net outstanding liabilities
Medicare Supplement	$12,284
Automobile Liability	46,569
Automobile Physical Damage	1,430
General Liability	5,183
Surety	2,853
Other short-duration insurance lines	2,391
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	70,710

Reinsurance recoverable on unpaid losses:
Medicare Supplement	8,263
Automobile Liability	3,870
Automobile Physical Damage	303
General Liability	2,242
Other short-duration insurance lines	—
Total reinsurance recoverable on unpaid losses	14,678

Unallocated claims adjustment expenses	2,090

Total gross liability for unpaid losses, claims and loss adjustment expenses	$87,478

Note 7.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.7% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2023. Reinsurance recoverables of $21,041 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

Property and Casualty Operations

American Southern’s basic reinsurance treaties generally cover all claims in excess of specified per occurrence limitations. Limits per occurrence within the reinsurance treaties are as follows: Inland marine and commercial automobile physical damage - $225,000 excess of $125,000 retention; and automobile liability and general liability - excess coverage of $2.0 million less retentions that may vary from $150,000 to $500,000 depending on the account. American Southern maintains a property catastrophe treaty with a $5.5 million limit excess of $500,000 retention. American Southern also issues individual surety bonds with face amounts generally up to $1.5 million, and limited to $5.0 million in aggregate per account, that are not reinsured.

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200,000. As of December 31, 2023, $8.3 million of the $814.2 million of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2023, the liability of the reinsurer was 50% of all new Medicare Supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $0.8 million of the Company’s $1.5 million of new annualized Medicare Supplement premium was ceded.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	For the Year Ended December 31, 2023
	American Southern	Bankers Fidelity	Total
Direct premiums written	$49,580	$166,093	$215,673
Assumed premiums written	27,987	29	28,016
Ceded premiums written	(5,902)	(55,933)	(61,835)
Net premiums written	$71,665	$110,189	$181,854

Direct premiums earned	$46,349	$166,368	$212,717
Assumed premiums earned	27,996	7	28,003
Ceded premiums earned	(5,902)	(55,993)	(61,895)
Net premiums earned	$68,443	$110,382	$178,825

Provision for benefits and losses incurred	$52,899	$110,995	$163,894
Reinsurance loss recoveries	(1,884)	(39,510)	(41,394)
Insurance benefits and losses incurred	$51,015	$71,485	$122,500

	For the Year Ended December 31, 2022
	American Southern	Bankers Fidelity	Total
Direct premiums written	$52,404	$176,119	$228,523
Assumed premiums written	26,814	9	26,823
Ceded premiums written	(6,547)	(61,701)	(68,248)
Net premiums written	$72,671	$114,427	$187,098

Direct premiums earned	$51,844	$176,995	$228,839
Assumed premiums earned	24,978	8	24,986
Ceded premiums earned	(6,546)	(61,839)	(68,385)
Net premiums earned	$70,276	$115,164	$185,440

Provision for benefits and losses incurred	$49,568	$124,478	$174,046
Reinsurance loss recoveries	(2,393)	(48,197)	(50,590)
Insurance benefits and losses incurred	$47,175	$76,281	$123,456

Components of reinsurance receivables at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses, net of allowance	$6,415	$8,263	$14,678
Recoverable on unpaid benefits	—	5,470	5,470
Recoverable on paid losses	—	108	108
Ceded unearned premiums	—	621	621
Ceded advanced premiums	—	226	226
Total reinsurance receivables	$6,415	$14,688	$21,103

	December 31, 2022
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses	$8,265	$9,382	$17,647
Recoverable on unpaid benefits	—	6,788	6,788
Recoverable on paid losses	—	618	618
Ceded unearned premiums	—	681	681
Ceded advanced premiums	—	179	179
Total reinsurance receivables	$8,265	$17,648	$25,913

Note 8.	Income Taxes

Total income taxes were allocated as follows:

	2023	2022
Total tax expense (benefit) on income	$(394)	$571

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized income (losses) on investment securities	1,602	(10,589)
Total tax expense (benefit)	$1,208	$(10,018)

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax expense (benefit) is as follows:

	2023	2022
Federal income tax provision at the statutory rate	$(119)	$440
Statutory rate	21%	21%
Dividends-received deduction	(24)	(24)
Meals and entertainment	15	61
Vested stock and club dues	16	14
Parking disallowance	17	17
Penalties and fines	—	149
Adjustment for prior years’ estimates to actual	(299)	(86)
Income tax expense (benefit)	$(394)	$571
Effective tax rate	69.7%	27.2%

The primary difference between the effective tax rate and the federal statutory income tax rate for 2023 resulted from the adjustment for prior years’ estimates to actual of $299 in the year ended December 31, 2023, which included the return to provision adjustment that is generally updated at the completion of the third quarter of each fiscal year and an adjustment for partnership valuation. Also contributing to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to meals and entertainment.

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

Deferred tax assets and liabilities at December 31, 2023 and 2022 were comprised of the following:

	2023	2022
Deferred tax assets:
Deferred acquisition costs	$8,808	$7,953
Net unrealized investment losses	3,342	4,489
Insurance reserves	2,898	1,597
Impaired assets	791	791
Bad debts and other	337	252
Net operating loss	559	—
Total deferred tax assets	16,735	15,082
Deferred tax liabilities:
Deferred and uncollected premiums	$(1,053)	$(835)
Net unrealized investment gains	—	—
Other	—	(84)
Total deferred tax liabilities	(1,053)	(919)
Net deferred tax asset	$15,682	$14,163

The components of income tax expense (benefit) were:

	2023	2022
Current – Federal	$2,727	$2,390
Deferred – Federal	(3,121)	(1,819)
Total	$(394)	$571

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2020, 2021 and 2022 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 9.	Credit Arrangements

As expected, discontinuation of London Interbank Offered Rate (“LIBOR”) occurred on June 30, 2023 (“LIBOR Cessation Date”) and affected the rates used in the Company’s credit arrangements after that date. On March 15, 2022, the U.S. Congress enacted the Adjustable Interest Rate LIBOR Act (the “LIBOR Act”) to address LIBOR’s cessation and to establish a clear and uniform process for replacing the overnight and one-, three-, six- and 12-month tenors of USD LIBOR in existing contracts that do not provide for the use of a clearly defined or practicable replacement benchmark rate (“tough legacy contracts”).  Further, the Board of Governors of the Federal Reserve System issued regulations, 12 C.F.R. Part 253, “Regulations Implementing the Adjustable Interest Rate LIBOR Act (Regulation ZZ),” which relate to the LIBOR transition.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31, 2023 and 2022, the Company had outstanding borrowings of $3,019 and $2,009, respectively, under the Credit Agreement.

Junior Subordinated Debentures

The Company has two unconsolidated Connecticut statutory business trusts, which exist for the exclusive purposes of: (i) issuing trust preferred securities (“Trust Preferred Securities”) representing undivided beneficial interests in the assets of the trusts; (ii) investing the gross proceeds of the Trust Preferred Securities in junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) of the Company; and (iii) engaging in those activities necessary or incidental thereto. At December 31, 2023, the effective interest rate was 9.69%.

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

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2023 and 2022, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2023	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2023	$18,042	$15,696
Net balance December 31, 2022	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2023 and 2022 was $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$1,048	1,031
Right-of-use assets included in other assets on the consolidated balance sheet	2,614	3,405
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	2.9 years	3.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2024	$1,065
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	3,090
Less: present value adjustment	293
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$2,797

As of December 31, 2023, the Company has no operating leases that have not yet commenced.

Note 11.	Benefit Plans

Equity Incentive Plan

On May 1, 2012, the Company’s shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”). The 2012 Plan authorized the grant of up to 2,000,000 stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units and other awards for the purpose of providing the Company’s non-employee directors, consultants, officers and other employees incentives and rewards for performance and service. The 2012 Plan expired on April 30, 2022, ten years after its effective date.  As such, no grants have been or will be made under the 2012 Plan on or after its expiration, but outstanding awards granted thereunder will continue in accordance with their terms.

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

During the year ended 2023, there were no restricted shares issued under the 2022 Plan. During the year ended 2022, a total of 40,000 restricted shares, with an estimated fair value of $122 were issued under the 2022 Plan, and a total of 25,000 restricted shares, with an estimated fair value of $71 were issued under the 2012 Plan. The estimated fair value of the restricted shares issued was based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2022 Plan in 2023 or 2022. There were no stock options granted or outstanding under the 2012 Plan in 2022.

Shares available for future grant under the 2022 Plan at December 31, 2023 and 2022 were 2,960,000.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2023 and 2022 was $283 and $255, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2023 and 2022 of $629 and $569, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2023 and 2022, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2023 and 2022. During each of 2023 and 2022, the Company paid Series D Preferred Stock dividends of $399.

Note 13.	Earnings Per Common Share

Basic earnings per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the income per common share calculations is as follows:

	For the Year Ended December 31, 2023
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(171)	20,404	-
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(570)	20,404	$(0.03)

	For the Year Ended December 31, 2022
	Income	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share
Net income before preferred stock dividends	$1,525	20,390	-
Less preferred stock dividends	(399)	—
Net income applicable to common shareholders	$1,126	20,390	$0.06

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2023 and 2022 since its impact would have been antidilutive.

Note 14.	Statutory Reporting

The assets, liabilities and results of operations have been reported on the basis of GAAP, which varies in some respects from statutory accounting practices (“SAP”) prescribed or permitted by insurance regulatory authorities. The principal differences between SAP and GAAP are that under SAP: (i) carrying value of certain investments differ on a GAAP versus SAP basis, such as fixed maturities that are shown at amortized cost for SAP versus fair value for GAAP (ii)  certain assets that are non-admitted assets are eliminated from the balance sheet; (iii) acquisition costs for policies are expensed as incurred, while they are deferred and amortized over the estimated life of the policies under GAAP; (iv) the provision that is made for deferred income taxes is different than under GAAP; (v) the timing and methodology of establishing certain reserves is different than under GAAP; (vi) reinsurance is shown net on balance sheet for SAP and (vii) certain valuation allowances attributable to certain investments are required under SAP such as asset valuation reserve and interest maintenance reserve.

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and capital and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2023	2022
Bankers Fidelity, net income	$7,017	$3,865
American Southern, net income	3,964	5,743
Statutory net income	$10,981	$9,608

Bankers Fidelity, capital and surplus	$38,299	$36,672
American Southern, capital and surplus	51,774	53,023
Statutory capital and surplus	$90,073	$89,695

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $8,400 and $7,200 in the years ended 2023 and 2022, respectively, from its subsidiaries. In 2024, dividend payments to the Parent by the insurance subsidiaries in excess of $8,757 would require prior approval.

Note 15.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space, certain investing and financing activities, as well as inconsequential administrative and consulting services. At December 31, 2023, two members of the Company’s board of directors, including the Company’s Chairman, President and Chief Executive Officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity. During the years ended December 31, 2023 and 2022, the Company paid $1,199 and $880, respectively, under this lease.   In December 2022, Delta Life Insurance Company, the owner of the building, transferred title to the building to 4370 Peachtree LLC. Each of Delta Life Insurance Company and 4370 Peachtree LLC is controlled by an affiliate of the Company.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 12). During the years ended December 31, 2023 and 2022, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Television, Inc. (“Gray”). As of December 31, 2023 and 2022, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2023 and 2022 was $8,490 and $10,772, respectively.

In each of the years ended December 31, 2023 and 2022, Gray paid the Company approximately $2,050 and $1,708 in insurance premiums related to certain voluntary employee benefit plans.

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

	For the Year Ended December 31, 2023
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$68,443	$110,382	$—	$—	$178,825
Insurance benefits and losses incurred	51,015	71,485	—	—	122,500
Expenses deferred	(8,689)	(9,320)	—	—	(18,009)
Amortization and depreciation expense	8,389	8,050	509	—	16,948
Other expenses	17,046	39,262	21,875	(12,264)	65,919
Total expenses	67,761	109,477	22,384	(12,264)	187,358
Underwriting income	682	905	—	—	1,587
Net investment income (loss)	4,507	5,755	3,325	(3,529)	10,058
Other income (loss)	7	7	8,738	(8,735)	17
Subtotal	5,196	6,667	(10,321)	—	1,542
Net realized gains	—	70	—	—	70
Unrealized losses on equity securities	(111)	(2,015)	(51)	—	(2,177)
Income (loss) before income taxes	$5,085	$4,722	$(10,372)	$—	$(565)
Total revenues	$72,846	$114,199	$12,012	$(12,264)	$186,793
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$149,236	$203,079	$146,585	$(117,635)	$381,265

	For the Year Ended December 31, 2022
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$70,276	$115,164	$—	$—	$185,440
Insurance benefits and losses incurred	47,175	76,281	—	—	123,456
Expenses deferred	(10,161)	(12,867)	—	—	(23,028)
Amortization and depreciation expense	10,240	9,452	498	—	20,190
Other expenses	20,082	37,337	17,432	(9,714)	65,137
Total expenses	67,336	110,203	17,930	(9,714)	185,755
Underwriting income	2,940	4,961	—	—	7,901
Net investment income (loss)	4,147	5,414	2,461	(2,090)	9,932
Other income (loss)	3	8	7,624	(7,624)	11
Subtotal	7,090	10,383	(7,845)	—	9,628
Net realized gains (losses)	(28)	58	—	—	30
Unrealized losses on equity securities	(449)	(6,629)	(484)	—	(7,562)
Income (loss) before income taxes	$6,613	$3,812	$(8,329)	$—	$2,096
Total revenues	$73,949	$114,015	$9,601	$(9,714)	$187,851
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$144,455	$195,028	$140,661	$(113,080)	$367,064

Note 17.	Commitments and Contingencies

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

Note 18.	Subsequent Events

On April 1, 2024, the Company announced that the board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record at the close of business on April 12, 2024.

On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027 and (c) requires that the Company maintain a consolidated net worth of not less than $64.2 million. Except as modified by the Amendment, the existing terms of the Credit Agreement remain in effect.

On February 21, 2024, a third-party service provider the Company utilizes for certain medical network claims data identified a cybersecurity incident, resulting in disruption of services.  In response to the incident the Company examined our data and systems thoroughly and has not detected any breach of our systems.  Subsequent to the incident, the Company transitioned to an alternative service provider as a permanent solution. We do not believe the cybersecurity incident at our third-party service provider materially affected or is reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.

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

Management’s Report on Internal Control Over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was not effective as of December 31, 2023, as a result of the material weakness described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of management’s evaluation, we identified certain deficiencies in internal control that we believe rise to the level of a material weakness.  Specifically, management determined that the design of the controls surrounding the process of reviewing insurance reserves and deferred acquisition costs within the Company’s life and health segment was not effective.  This deficiency in design did not enable the timely detection of anomalies in these values at the level of precision necessary to detect misstated values that may be material.

Notwithstanding these deficiencies, management believes that, because of the actions taken by management in identifying, and to address and correct, these deficiencies prior to the completion and filing of this Annual Report on Form 10-K, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  As a result, there were no changes to any of our historical financial statements.

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is currently in the process of remediating the material weakness as described above, which remediation efforts began in the quarter ended March 31, 2024 and include developing and implementing enhanced controls related to the review of values that are estimated using actuarial models.  The enhancements include implementing reviews at the product level where management evaluates, for each of the Company’s life and health products, the components of underwriting income and how they interrelate.  In addition, calculations that are independent from the actuarial models will, once fully developed, validate that the product parameters and actuarial assumptions are completely and accurately reflected within the actuarial models.

The Company has also initiated the development of an array of analytical reports that will help facilitate the timely detection of anomalous values within the Company’s life and health segment.  It is currently expected that these reports will be operational by September 30, 2024.  These reports will include reconciliations of actuarial values from quarter to quarter, utilizing values estimated via the actuarial models and values that are produced by accounting processes.

Inherent Limitations on Effectiveness of Controls

No system of controls, no matter how well designed and implemented, can provide absolute assurance that the objectives of the system of controls are met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and any instances of fraud within a company have been detected.

Item 9B.	Other Information

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of certain information relating to the executive officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports” (if applicable), “Executive Compensation,” “Certain Relationships and Related Person Transactions" and “Ratification of the Appointment of the Company's Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2023, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	$—	2,960,000
Equity compensation plans not approved by security holders(1)	—	—	—
Total	—	$—	2,960,000

(1)	All of the Company’s equity compensation plans have been approved by the Company’s shareholders.

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

10.10**	Atlantic American Corporation 2022 Equity and Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 31, 2022].
14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
21.1	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	Consent of FORVIS LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Atlantic American Corporation Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: April 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 1, 2024
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2024
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	April 1, 2024
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	April 1, 2024
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	April 1, 2024
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	April 1, 2024
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	April 1, 2024
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2023	2022
	(In thousands)
Cash and cash equivalents	$2,774	$2,680
Investments	1,930	2,278
Investment in subsidiaries	117,637	113,079
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	15,682	14,163
Income taxes receivable from subsidiaries	1,988	1,951
Other assets	6,733	6,681
Total assets	$147,982	$142,070

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other payables	$3,949	$4,130
Revolving credit facility	3,019	2,009
Junior subordinated debentures	33,738	33,738
Total liabilities	40,706	39,877

Shareholders’ equity	107,276	102,193
Total liabilities and shareholders’ equity	$147,982	$142,070

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
	(In thousands)
Revenue
Fee income from subsidiaries	$8,738	$7,624
Distributed earnings from subsidiaries	8,400	7,200
Unrealized losses on equity securities, net	(51)	(484)
Other	(455)	93
Total revenue	16,632	14,433

General and administrative expenses	15,336	13,583

Interest expense	3,269	1,952
	(1,973)	(1,102)
Income tax benefit(1)	(4,802)	(3,934)
	2,829	2,832
Equity in undistributed earnings of subsidiaries, net	(3,000)	(1,307)
Net income (loss)	$(171)	$1,525

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net Income (loss)	$(171)	$1,525
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized losses on equity securities, net	51	484
Depreciation and amortization	509	515
Compensation expense related to share awards	119	134
Loss (earnings) from equity method investees	294	(294)
Equity in undistributed earnings of subsidiaries, net	3,000	1,307
(Increase) decrease in intercompany taxes	(37)	220
Deferred income tax benefit	(3,123)	(2,336)
Decrease in accounts payable and accrued expenses	(181)	(285)
Other, net	(509)	(1,348)
Net cash used in operating activities	(48)	(78)

Cash flows from investing activities:
Additions to property and equipment	(39)	(45)
Net cash used in investing activities	(39)	(45)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from revolving credit facility, net	1,000	2,000
Treasury stock acquired — net employee share-based compensation	(12)	(108)
Net cash provided by financing activities	181	1,085

Net increase in cash	94	962
Cash and cash equivalents at beginning of year	2,680	1,718
Cash and cash equivalents at end of year	$2,774	$2,680

Supplemental disclosure:
Cash paid for interest	$3,227	$1,794
Cash paid for income taxes	$2,582	$2,764
Intercompany tax settlement from subsidiaries	$4,031	$3,946

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2023:
Bankers Fidelity	$41,150	$116,141		$2,561	$1,132
American Southern	2,700	63,832		28,756	—
	$43,850	$179,973	(1)	$31,317	$1,132

December 31, 2022:
Bankers Fidelity	$39,880	$110,238		$2,814	$1,255
American Southern	2,401	62,810		25,534	—
	$42,281	$173,048	(2)	$28,348	$1,255

(1)	Includes future policy benefits of $92,495 and losses and claims of $87,478.
(2)	Includes future policy benefits of $85,564 and losses and claims of $87,484.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income (Loss)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2023:
Bankers Fidelity	$110,382	$5,755	$71,485	$8,050	$29,942	$—
American Southern	68,443	4,507	51,015	8,390	8,356	71,665
Corporate & other	—	(204)	—	—	10,120	—
	$178,825	$10,058	$122,500	$16,440	$48,418	$71,665

December 31, 2022:
Bankers Fidelity	$115,164	$5,414	$76,281	$9,295	$24,627	$—
American Southern	70,276	4,147	47,175	10,150	10,011	72,671
Corporate & other	—	371	—	—	8,216	—
	$185,440	$9,932	$123,456	$19,445	$42,854	$72,671

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year ended December 31, 2023:
Life insurance in force	$814,241	$(8,317)	$—	$805,924

Premiums —
Bankers Fidelity	$166,368	$(55,993)	$7	$110,382	0.0%
American Southern	46,349	(5,902)	27,996	68,443	40.9%
Total premiums	$212,717	$(61,895)	$28,003	$178,825	15.7%

Year ended December 31, 2022:
Life insurance in force	$670,610	$(9,597)	$—	$661,013

Premiums —
Bankers Fidelity	$176,995	$(61,839)	$8	$115,164	0.0%
American Southern	51,844	(6,546)	24,978	70,276	35.5%
Total premiums	$228,839	$(68,385)	$24,986	$185,440	13.5%

See accompanying report of independent registered public accounting firm.

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2023	$2,700	$63,832	$28,756	$68,443	$4,507	$47,658	$3,357	$8,390	$48,144	$71,665

December 31, 2022	$2,401	$62,810	$25,534	$70,276	$4,147	$48,692	$(1,517)	$10,150	$42,948	$72,671

See accompanying report of independent registered public accounting firm.