Form 10-Q
period 2024-03-31
ATLANTIC AMERICAN CORP
filed 2024-05-14
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on March 31, 2024 was 20,399,758.

ATLANTIC AMERICAN CORPORATION

FORWARD-LOOKING STATEMENTS

This report contains and references certain information that constitutes forward-looking statements as that term is defined in the federal securities laws. Forward-looking statements are all statements other than those of historical fact. Such forward-looking statements are made based upon management’s current assessments of various risks and uncertainties, as well as assumptions made in accordance with the “safe harbor” provisions of the federal securities laws. Forward-looking statements are inherently subject to various risks and uncertainties and the Company’s actual results could differ materially from the results expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and other subsequent filings made by the Company from time to time with the Securities and Exchange Commission. In addition, other risks and uncertainties not known by us, or that we currently determine to not be material, may materially adversely affect our financial condition, results of operations or cash flows. The Company undertakes no obligation to update any forward-looking statement as a result of subsequent developments, changes in underlying assumptions or facts, or otherwise, except as may be required by law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$21,189	$28,301
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $241,315 and $238,626; no allowance for credit losses)	218,420	218,219
Equity securities, at fair value (cost: $4,940 and $4,936)	9,303	9,413
Other invested assets (cost: $6,982 and $6,982)	6,278	6,381
Policy loans	1,810	1,778
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	237,087	237,067
Receivables:
Reinsurance (net of allowance for expected credit losses of $56 and $61)	20,935	21,103
Insurance premiums and other (net of allowance for expected credit losses of $216 and $217)	14,696	23,690
Deferred income taxes, net	16,712	15,682
Deferred acquisition costs	43,167	43,850
Other assets	9,421	9,028
Intangibles	2,544	2,544
Total assets	$365,751	$381,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$93,680	$92,495
Unearned premiums	20,723	31,317
Losses and claims	88,449	87,478
Other policy liabilities	970	1,132
Total insurance reserves and policyholder funds	203,822	212,422
Accounts payable and accrued expenses	21,364	24,811
Revolving credit facility	4,024	3,019
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	262,948	273,990

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,399,758 and 20,402,288	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	48,425	50,929
Accumulated other comprehensive loss	(18,087)	(16,121)
Unearned stock grant compensation	(8)	(13)
Treasury stock, at cost: 2,001,136 and 1,998,606 shares	(7,408)	(7,401)
Total shareholders’ equity	102,803	107,275
Total liabilities and shareholders’ equity	$365,751	$381,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Insurance premiums, net	$44,552	$46,100
Net investment income	2,556	2,541
Unrealized losses on equity securities, net	(114)	(2,375)
Other income	3	3
Total revenue	46,997	46,269
Benefits and expenses:
Insurance benefits and losses incurred	31,925	30,460
Commissions and underwriting expenses	12,666	12,918
Interest expense	855	750
Other expense	4,057	3,959
Total benefits and expenses	49,503	48,087
Loss before income taxes	(2,506)	(1,818)
Income tax benefit	(508)	(372)
Net loss	(1,998)	(1,446)
Preferred stock dividends	(99)	(99)
Net loss applicable to common shareholders	$(2,097)	$(1,545)
Loss per common share (basic and diluted)	$(0.10)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(1,998)	$(1,446)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	(2,488)	4,733
Related income tax effect	522	(994)
Subtotal	(1,966)	3,739
Total other comprehensive income (loss), net of tax	(1,966)	3,739
Total comprehensive income (loss)	$(3,964)	$2,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; In thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,425
Balance, end of period	57,425	57,425
Retained earnings:
Balance, beginning of period	50,929	51,982
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	(75)
Net loss	(1,998)	(1,446)
Dividends on common stock	(407)	—
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	48,425	50,362
Accumulated other comprehensive loss:
Balance, beginning of period	(16,121)	(22,149)
Other comprehensive income (loss), net of tax	(1,966)	3,739
Balance, end of period	(18,087)	(18,410)
Unearned stock grant compensation:
Balance, beginning of period	(13)	(132)
Amortization of unearned compensation	5	73
Balance, end of period	(8)	(59)
Treasury stock:
Balance, beginning of period	(7,401)	(7,389)
Net shares acquired related to employee share-based compensation plans	(7)	(6)
Balance, end of period	(7,408)	(7,395)
Total shareholders’ equity	$102,803	$104,379
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of period	20,402,288	20,407,229
Net shares acquired under employee share-based compensation plans	(2,530)	(2,530)
Balance, end of period	20,399,758	20,404,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,998)	$(1,446)
Adjustments to reconcile net loss income to net cash used in operating activities:
Amortization of acquisition costs, net	683	22
Unrealized losses on equity securities, net	114	2,375
Losses from equity method investees	103	15
Compensation expense related to share awards	5	73
Provision for credit losses	(6)	—
Depreciation and amortization	113	188
Deferred income tax benefit	(508)	(552)
Decrease in receivables, net	9,168	4,828
Decrease in insurance reserves and policyholder funds	(8,600)	(11,408)
Decrease in accounts payable and accrued expenses	(3,950)	(5,338)
Other, net	(443)	(367)
Net cash used in operating activities	(5,319)	(11,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	—	9
Proceeds from investments matured, called or redeemed	2,857	1,769
Investments purchased	(5,604)	(6,418)
Additions to property and equipment	(39)	(59)
Net cash used in investing activities	(2,786)	(4,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired — net employee share-based compensation	(7)	(6)
Proceeds from revolving credit facility, net	1,000	1,000
Net cash provided by financing activities	993	994

Net decrease in cash and cash equivalents	(7,112)	(15,315)
Cash and cash equivalents at beginning of period	28,301	28,863
Cash and cash equivalents at end of period	$21,189	$13,548

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$856	$759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). For more information regarding Significant Accounting Policies, see the “Summary of Significant Accounting Policies” section of Note 1 of Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company’s financial condition and results of operations and cash flows as of and for the three month  period ended March 31, 2024 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2024 or for any other future period.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.  To the extent that the Company changes its accounting for, or presentation of, items in the financial statements, the presentation of such amounts in prior periods is changed to conform to the current period presentation, if appropriate, and disclosed, if material.

Note 2.	Recently Issued Accounting Standards

Future Adoption of New Accounting Standards

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2023 Annual Report.

Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2024 and December 31, 2023.

Fixed maturities were comprised of the following:

	March 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$49,277	$53	$5,119	$—	$54,343
Obligations of states and political subdivisions	8,133	9	1,388	—	9,512
Corporate securities:
Utilities and telecom	21,854	80	2,939	—	24,713
Financial services	60,733	549	5,175	—	65,359
Other business – diversified	34,105	242	3,541	—	37,404
Other consumer – diversified	44,091	31	5,731	—	49,791
Total corporate securities	160,783	902	17,386	—	177,267
Redeemable preferred stocks:
Other consumer – diversified	227	34	—	—	193
Total redeemable preferred stocks	227	34	—	—	193
Total fixed maturities	$218,420	$998	$23,893	$—	$241,315

	December 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,059	$63	$4,944	$—	$54,940
Obligations of states and political subdivisions	8,106	15	1,424	—	9,515
Corporate securities:
Utilities and telecom	21,309	143	2,582	—	23,748
Financial services	59,584	560	4,931	—	63,955
Other business – diversified	34,386	403	2,940	—	36,923
Other consumer – diversified	44,570	87	4,870	—	49,353
Total corporate securities	159,849	1,193	15,323	—	173,979
Redeemable preferred stocks:
Other consumer – diversified	205	13	—	—	192
Total redeemable preferred stocks	205	13	—	—	192
Total fixed maturities	$218,219	$1,284	$21,691	$—	$238,626

Bonds having an amortized cost of $14,676 and $14,647 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2024 and December 31, 2023, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $226 as of March 31, 2024 and December 31, 2023. Additionally, bonds having an amortized cost of $9,498 and $9,584 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2024 and December 31, 2023, respectively.

Equity securities were comprised of the following:

	March 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,054	$747	$—	$307
Communications	8,249	3,616	—	4,633
Total equity securities	$9,303	$4,363	$—	$4,940

	December 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$924	$621	$—	$303
Communications	8,489	3,856	—	4,633
Total equity securities	$9,413	$4,477	$—	$4,936

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2024 and December 31, 2023 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$6,795	$6,887	$1,715	$1,750
Due after one year through five years	56,898	59,181	60,423	62,423
Due after five years through ten years	32,680	35,968	33,596	36,752
Due after ten years	87,772	100,890	86,857	97,984
Asset backed securities	34,275	38,389	35,628	39,717
Totals	$218,420	$241,315	$218,219	$238,626

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,161	$44	$37,250	$5,075	$42,411	$5,119
Obligations of states and political subdivisions	1,130	16	5,985	1,372	7,115	1,388
Corporate securities	11,793	161	136,344	17,225	148,137	17,386
Total temporarily impaired securities	$18,084	$221	$179,579	$23,672	$197,663	$23,893

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,194	$37	$39,476	$4,907	$44,670	$4,944
Obligations of states and political subdivisions	1,145	3	5,936	1,421	7,081	1,424
Corporate securities	539	13	138,283	15,310	138,822	15,323
Total temporarily impaired securities	$6,878	$53	$183,695	$21,638	$190,573	$21,691

Analysis of Securities in Unrealized Loss Positions

As of March 31, 2024 and December 31, 2023, there were 224 and 222 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

For any of its fixed maturity securities with significant declines in fair value, the Company performs detailed analyses to identify whether the drivers of the declines are due to general market drivers, such as the recent rise in interest rates, or due to credit-related factors. Identifying the drivers of the declines in fair value helps to focus the Company’s attention on securities with credit-related concerns that could impact the ultimate collection of principal and interest. For any significant declines in fair value determined to be non-interest rate or market related, the Company performs a more focused review of the related issuer’s specific credit profile.

For corporate issuers, the Company evaluates their assets, business profile including industry dynamics and competitive positioning, financial statements and other available financial data. For non-corporate issuers, the Company analyzes all reasonably available sources of credit support, including issuer-specific factors. The Company utilizes information available in the public domain and, for certain private placement issuers, from consultations with the issuers directly. The Company also considers ratings from Nationally Recognized Statistical Rating Organizations, as well as the specific characteristics of the security it owns including seniority in the issuer’s capital structure, covenant protections, or other relevant features. From these reviews, the Company evaluates the issuers’ continued ability to service the Company’s investment through payment of interest and principal.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit-related factors and as a result, a credit allowance will be estimated.  The Company had no allowance for expected credit losses on its available-for-sale fixed maturities as of March 31, 2024 and December 31, 2023.

There were no realized investment gains for the three month periods ended March 31, 2024 and 2023.

The following table presents the portion of unrealized losses related to equity securities still held for the three month period ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net realized and unrealized losses recognized during the period on equity securities	$(114)	$(2,375)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the reporting period on equity securities, net	$(114)	$(2,375)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,278 and $6,381 as of March 31, 2024 and December 31, 2023, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2024 and December 31, 2023.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,516 and $7,619, as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had outstanding commitments totaling $4,518, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of March 31, 2024 and December 31, 2023, the value of the equity security valued using Level 3 criteria was $189 and $185, respectively.

As of March 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$218,420	$—	$218,420
Equity securities	9,114	—	189	9,303
Cash equivalents	13,309	—	—	13,309
Total	$22,423	$218,420	$189	$241,032

As of December 31, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$218,219	$—	$218,219
Equity securities	9,228	—	185	9,413
Cash equivalents	14,834	—	—	14,834
Total	$24,062	$218,219	$185	$242,466

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2024 and December 31, 2023.

		March 31, 2024		December 31, 2023
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$21,189	$21,189	$28,301	$28,301
Fixed maturities	Level 2	218,420	218,420	218,219	218,219
Equity securities	(1)	9,303	9,303	9,413	9,413
Policy loans	Level 3	1,810	1,810	1,778	1,778

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	34,508	33,738	33,670
Revolving credit facility	Level 2	4,024	4,024	3,019	3,019

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and for the three months ended March 31, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$21,103	$61
Current period change for expected credit losses	—	(5)
Write-offs of uncollectible reinsurance recoverables	—	—
Balance, end of period	$20,935	$56

	At and for the three months ended March 31, 2023
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	75
Current period change for expected credit losses	—	(6)
Write-offs of uncollectible reinsurance recoverables	—	—
Balance, end of period	$24,916	$69

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at March 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the three months ended March 31, 2024 and 2023.

	At and for the three months ended March 31, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,690	$217
Current period change for expected credit losses		(1)
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$14,696	$216

	At and for the three months ended March 31, 2023
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	—
Current period change for expected credit losses	—	20
Write-offs of uncollectible insurance premiums and other receivables	—	—
Balance, end of period	$11,555	$197

Note 6.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected ten year term of the hosting arrangement, when the software is substantially ready for its intended use.  The Company incurred and capitalized implementation costs of $970 and $592 during the three months ended March 31, 2024 and 2023, respectively. As a result, the Company has capitalized $5,537 and $3,614 in implementation costs in other assets within its condensed consolidated balance sheet as of March 31, 2024 and 2023, respectively. The Company expects the software will be substantially ready for its intended use in the second half of 2024. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months ended March 31, 2024 and 2023.

Note 7.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024		2023
Beginning insurance reserves for losses and claims, gross	$87,478		$87,484
Less: Reinsurance recoverable on unpaid losses	(14,678)		(17,647)
Beginning insurance reserves for losses and claims, net	72,800		69,837

Incurred related to:
Current accident year	30,748		30,836
Prior accident year development	(591	)(1)	(638	)(2)
Total incurred	30,157		30,198

Paid related to:
Current accident year	6,806		9,174
Prior accident years	23,261		21,504
Total paid	30,067		30,678
Ending insurance reserves for losses and claims, net	72,890		69,357
Plus: Reinsurance recoverable on unpaid losses	15,559		16,893
Ending insurance reserves for losses and claims, gross	$88,449		$86,250

(1)
Prior years’ development was primarily the result of favorable development in the property and casualty operations, partially offset by unfavorable development in the Medicare supplement line of business in the life and health operations.

(2)
Prior years’ development was primarily the result of favorable development in the property and casualty operations, as well as favorable development in the Medicare supplement line of business in the life and health operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2024	2023
Total incurred losses	$30,157	$30,198
Cash surrender value and matured endowments	265	257
Benefit reserve changes	1,503	5
Total insurance benefits and losses incurred	$31,925	$30,460

Note 8.	Credit Arrangements

Bank Debt

On May 12, 2021, the Company entered into a Revolving Credit Agreement with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10,000 revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the “Amendment”) to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, and (c) requires that the Company maintain a consolidated net worth of not less than $64.2 million. Except as modified by the Amendment, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintained a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings including accrued interest of $4,024 and $3,019, respectively, under the Credit Agreement.

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

The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2024 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2024	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2024	$18,042	$15,696
Net balance December 31, 2023	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 9.	Loss Per Common Share

A reconciliation of the numerator and denominator used in the loss per common share calculations is as follows:

	Three Months Ended March 31, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,998)	20,402
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(2,097)	20,402	$(0.10)

	Three Months Ended March 31, 2023
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,446)	20,407
Less preferred stock dividends	(99)	—
Net loss applicable to common shareholders	$(1,545)	20,407	$(0.08)

The assumed conversion of the Company’s Series D preferred stock was excluded from the loss per common share calculation for three month periods ended March 31, 2024 and 2023, since its impact would have been antidilutive.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax benefit is as follows:

	Three Months Ended March 31,
	2024	2023
Federal income tax provision at statutory rate of 21%	$(526)	$(382)
Dividends-received deduction	(6)	(7)
Meals and entertainment	19	12
Vested stock and club dues	1	1
Parking disallowance	4	4
Income tax benefit	$(508)	$(372)

The components of income tax benefit were:

	Three Months Ended March 31,
	2024	2023
Current – Federal	$—	$180
Deferred – Federal	(508)	(552)
Total	$(508)	$(372)

Note 11.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2024 and March 31, 2023 was $254.

Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2024	2023
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$264	$260
Right-of-use assets included in other assets on the condensed consolidated balance sheet	2,407	3,213
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	2.6 years	3.6 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2024	$802
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	2,827
Less: present value adjustment	247
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$2,580

As of March 31, 2024, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

The Parent’s primary insurance subsidiaries, American Southern and Bankers Fidelity, operate in two principal business units, each focusing on specific products. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each business unit is managed independently and is evaluated on its individual performance. The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2024 and 2023.

Assets	March 31, 2024	December 31, 2023
American Southern	$133,919	$149,236
Bankers Fidelity	200,084	203,079
Corporate and Other	31,748	28,950
Total assets	$365,751	$381,265

	Three Months Ended March 31,
Revenues	2024	2023
American Southern	$18,858	$18,200
Bankers Fidelity	28,171	28,190
Corporate and Other	(32)	(121)
Total revenue	$46,997	$46,269

	Three Months Ended March 31,
Income (Loss) Before Income Taxes	2024	2023
American Southern	$1,507	$1,352
Bankers Fidelity	(1,287)	(330)
Corporate and Other	(2,726)	(2,840)
Loss before income taxes	$(2,506)	$(1,818)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for three month period ended March 31, 2024. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2023 Annual Report. Except as disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2023 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net loss for the three month period ended March 31, 2024 and the comparable period in 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Insurance premiums, net	$44,552	$46,100
Net investment income	2,556	2,541
Unrealized losses on equity securities, net	(114)	(2,375)
Other income	3	3
Total revenue	46,997	46,269
Insurance benefits and losses incurred	31,925	30,460
Commissions and underwriting expenses	12,666	12,918
Interest expense	855	750
Other expense	4,057	3,959
Total benefits and expenses	49,503	48,087
Loss before income taxes	$(2,506)	$(1,818)
Net loss	$(1,998)	$(1,446)

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

A reconciliation of net loss to operating income (loss) for the three month period ended March 31, 2024 and the comparable period in 2023 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2024	2023
	(In thousands)
Net loss	$(1,998)	$(1,446)
Income tax benefit	(508)	(372)
Unrealized losses on equity securities, net	114	2,375
Non-GAAP operating income (loss)	$(2,392)	$557

On a consolidated basis, the Company had net loss of $2.0 million, or $(0.10) per diluted share, for the three month period ended March 31, 2024, compared to net loss of $1.4 million, or $(0.08) per diluted share, for the three month period ended March 31, 2023.  The increase in net loss for the first quarter of 2024 was primarily the result of a decrease in premium revenue in the life and health operations coupled with unfavorable loss experience in the life and health operations.

Premium revenue for the three month period ended March 31, 2024 decreased $1.5 million, or 3.4%, to $44.6 million from $46.1 million in the three month period ended March 31, 2023.  The decrease in premium revenue was primarily attributable to a decrease in the Medicare supplement insurance premiums in the life and health operations.

Operating income decreased $2.9 million in the three month period ended March 31, 2024 from the three month period ended March 31, 2023.  The decrease in operating income was primarily due to unfavorable loss experience in the life and health operations due to an increase in incurred losses in the group life and Medicare supplement lines of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2024 and the comparable period in 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Gross written premiums	$8,470	$9,430
Ceded premiums	(1,450)	(1,497)
Net written premiums	$7,020	$7,933
Net earned premiums	$17,878	$17,211
Insurance benefits and losses incurred	12,813	12,660
Commissions and underwriting expenses	4,538	4,189
Underwriting income	$527	$362
Loss ratio	71.7%	73.6%
Expense ratio	25.4	24.3
Combined ratio	97.1%	97.9%

Gross written premiums at American Southern decreased $1.0 million, or 10.2%, during the three month period ended March 31, 2024 from the comparable period in 2023. The decrease in gross written premiums was primarily attributable to the decrease in premiums written in the automobile physical damage line of business due to an overall decline in the trucking industry. Partially offsetting the decrease in gross written premiums was an increase in premiums written in the automobile liability line of business resulting from retrospective premium adjustments.

Ceded premiums decreased slightly during the three month period ended March 31, 2024 from the comparable period in 2023. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2024 and the comparable period in 2023:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Automobile liability	$10,924	$9,320
Automobile physical damage	3,371	4,247
General liability	1,495	1,432
Surety	1,519	1,565
Other lines	569	647
Total	$17,878	$17,211

Net earned premiums increased $0.7 million, or 3.9%, during the three month period ended March 31, 2024 over the comparable period in 2023. The increase in net earned premiums was primarily attributable to an increase in earned premiums in the automobile liability line of business due to an increase in the number of programs.  Partially offsetting the increase in net earned premiums was a decrease in earned premiums in the automobile physical damage line of business due to an overall decline in the trucking industry as previously mentioned.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $0.2 million, or 1.2%, during the three month period ended March 31, 2024 over the comparable period in 2023. As a percentage of earned premiums, insurance benefits and losses incurred were 71.7% in the three month period ended March 31, 2024, compared to 73.6% in the three month period ended March 31, 2023. The decrease in the loss ratio during the three month period ended March 31, 2024 was primarily due to a decrease in losses in the general liability line of business, resulting from favorable reserve development.  Also contributing to the decrease in the loss ratio was a decrease in loss adjustment expenses related to a decline in claims costs, as well as a decline in the surety line of business resulting from the loss of one program. Partially offsetting the decrease was an increase in the frequency and severity of claims in the automobile liability line of business.

Commissions and underwriting expenses increased $0.3 million, or 8.3%, during the three month period ended March 31, 2024, over the comparable period in 2023. As a percentage of earned premiums, underwriting expenses were 25.4% in the three month period ended March 31, 2024, compared to 24.3% in the three month period ended March 31, 2023. The increase in the expense ratio during the three month period ended March 31, 2024 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2024, variable commissions at American Southern increased by $0.3 million from the comparable period in 2023 due to a favorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2024 and the comparable period in 2023:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Medicare supplement	$31,311	$34,252
Other health products	3,153	3,278
Life insurance	5,339	5,568
Gross earned premiums	39,803	43,098
Ceded premiums	(13,129)	(14,209)
Net earned premiums	26,674	28,889
Insurance benefits and losses incurred	19,112	17,800
Commissions and underwriting expenses	10,346	10,720
Total expenses	29,458	28,520
Underwriting income (loss)	$(2,784)	$369
Loss ratio	71.7%	61.6%
Expense ratio	38.8	37.1
Combined ratio	110.5%	98.7%

Net earned premium revenue at Bankers Fidelity decreased $2.2 million, or 7.7%, during the three month period ended March 31, 2024, from the comparable period in 2023. Gross earned premiums from the Medicare supplement line of business decreased $2.9 million, or 8.6%, during the three month period ended March 31, 2024, due primarily to non-renewals exceeding the level of new business writings as the existing block of business has incurred rate increases. Other health product premiums decreased $0.1 million, or 3.8%, during the three month period ended March 31, 2024, over the comparable period in 2023, primarily as a result of a decline in new sales of the company’s group health products, partially offset by an increase in new sales of the company's individual cancer product. Gross earned premiums from the life insurance line of business decreased $0.2 million, or 4.1%, during the three month period ended March 31, 2024 over the comparable period in 2023 due to a decrease in the individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Premiums ceded decreased $1.1 million, or 7.6%, during the three month period ended March 31, 2024, from the comparable period in 2023.  The decrease in ceded premiums for the three month period ended March 31, 2024 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred increased $1.3 million, or 7.4%, during the three month period ended March 31, 2024, from the comparable period in 2023.  As a percentage of earned premiums, insurance benefits and losses incurred were 71.7% in the three month period ended March 31, 2024, compared to 61.6% in the three month period ended March 31, 2023.  The increase in the loss ratio for the three month period ended March 31, 2024 was primarily due to an increase in incurred losses in the group life and Medicare supplement lines of business. This increase was marginally offset by decreased loss ratios in the individual life lines of business.

Commissions and underwriting expenses decreased $0.4 million, or 3.5%, during the three month period ended March 31, 2024, over the comparable period in 2023.  As a percentage of earned premiums, underwriting expenses were 38.8% in the three month period ended March 31, 2024, compared to 37.1% in the three month period ended March 31, 2023.  The increase in the expense ratio was primarily due to an increase in administrative costs related to the group and individual health lines of business.

Net Investment Income and Realized Gains

Investment income increased slightly during the three month period ended March 31, 2024, from the comparable period in 2023. The increase in investment income was primarily attributable to an increase in investment income related to fixed maturities and equity securities.  Partially offsetting this increase was a decrease in the equity in earnings from investments in the Company's limited partnerships and limited liability companies of $0.1 million.

The Company had no net realized investment gains during each of the three month periods ended March 31, 2024 and 2023. Management continually evaluates the Company’s investment portfolio and makes adjustments for impairments and/or divests investments as may be determined to be appropriate.

Unrealized Losses on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $0.1 million during the three month period ended March 31, 2024 and unrealized losses on equity securities of $2.4 million during the three month period ended March 31, 2023.  Changes in unrealized gains (losses) on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.1 million, or 14.0%, during the three month period ended March 31, 2024, from the comparable period in 2023. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility are directly related to SOFR.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2024, the Parent had approximately $5.9 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net loss of $1.6 million for the three month period ended March 31, 2024, compared to statutory net income of $1.1 million for the three month period ended March 31, 2023. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2024, American Southern had $52.4 million of statutory capital and surplus and Bankers Fidelity had $32.6 million of statutory capital and surplus. In 2024, dividend payments by the Parent’s insurance subsidiaries in excess of $8.8 million would require prior approval. Through March 31, 2024, the Parent received dividends of $2.7 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161 percent plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2024, the effective interest rate was 9.64%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2024, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At March 31, 2024, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2024, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.2 million, as of March 31, 2024. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB. As of March 31, 2024, BFLIC has pledged bonds having an amortized cost of $9.5 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of March 31, 2024, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a Revolving Credit Agreement with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10.0 million revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, and (c) requires that the Company maintain a consolidated net worth of not less than $64.2 million. Except as modified by the Amendment, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintained a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of March 31, 2024 and December 31, 2023, the Company had outstanding borrowings including accrued interest of $4.0 million and $3.0 million, respectively, under the Credit Agreement.

Cash and cash equivalents decreased from $28.3 million at December 31, 2023 to $21.2 million at March 31, 2024. The decrease in cash and cash equivalents during the three month period ended March 31, 2024 was primarily attributable to net cash used in operating activities of $5.3 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $2.8 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities of $1.0 million primarily as a result of proceeds from bank financing.

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

As previously disclosed in Part II, Item 9A. “Controls and Procedures” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, we identified certain deficiencies in internal control that we believe rise to the level of a material weakness. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that the design of the controls surrounding the process of reviewing insurance reserves and deferred acquisition costs within the Company’s life and health segment was not effective.  This deficiency in design did not enable the timely detection of anomalies in these values at the level of precision necessary to detect misstated values that may be material.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three month period ending March 31, 2024 no purchases of common stock of the Company were made by or on behalf of the Company pursuant to the Repurchase Plan.  The maximum number of shares that may yet be purchased under the Repurchase Plan was 325,129 as of March 31, 2024.

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

During the three month period ending March 31, 2024 the Company withheld 2,530 shares of common stock of the Company to satisfy its income tax withholding and remittance obligations in connection with the 2022 Plan net settlement upon the vesting of shares of restricted stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2024	—	$—	—	325,129
February 1 – February 29, 2024	—	—	—	325,129
March 1 – March 31, 2024	2,530	2.80	2,530	325,129
Total	2,530	$2.80	2,530

Item 5. Other Information

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

10.1	First Amendment to Revolving Credit Agreement, dated as of March 22, 2024, by and between Atlantic American Corporation and Truist Bank.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 14, 2024	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)