Form 10-Q
period 2024-09-30
ATLANTIC AMERICAN CORP
filed 2024-11-12
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on October 31, 2024 was 20,399,758.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$23,035	$28,301
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $237,207 and $238,626; no allowance for credit losses)	221,696	218,219
Equity securities, at fair value (cost: $4,940 and $4,936)	7,800	9,413
Other invested assets (cost: $9,300 and $6,982)	8,205	6,381
Policy loans	1,738	1,778
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	240,715	237,067
Receivables:
Reinsurance (net of allowance for expected credit losses of $53 and $61)	21,600	21,103
Insurance premiums and other (net of allowance for expected credit losses of $215 and $217)	30,492	23,690
Deferred income taxes, net	16,079	15,682
Deferred acquisition costs	44,284	43,850
Other assets	8,240	9,028
Intangibles	2,544	2,544
Total assets	$386,989	$381,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$97,077	$92,495
Unearned premiums	28,972	31,317
Losses and claims	91,864	87,478
Other policy liabilities	969	1,132
Total insurance reserves and policyholder funds	218,882	212,422
Accounts payable and accrued expenses	24,586	24,811
Revolving credit facility	4,024	3,019
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	281,230	273,990

Commitments and contingencies (Notes 3 and 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,399,758 and 20,402,288	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	45,543	50,929
Accumulated other comprehensive loss	(12,253)	(16,121)
Unearned stock grant compensation	(4)	(13)
Treasury stock, at cost: 2,001,136 and 1,998,606 shares	(7,408)	(7,401)
Total shareholders’ equity	105,759	107,275
Total liabilities and shareholders’ equity	$386,989	$381,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Insurance premiums, net	$43,782	$43,746	$133,327	$135,906
Net investment income	2,477	2,325	7,449	7,425
Realized investment gains, net	4	—	17	70
Unrealized losses on equity securities, net	(1,746)	(1,486)	(1,617)	(3,367)
Other income	2	6	8	14
Total revenue	44,519	44,591	139,184	140,048

Benefits and expenses:
Insurance benefits and losses incurred	30,760	26,818	94,492	86,643
Commissions and underwriting expenses	11,490	11,064	35,740	36,830
Interest expense	869	850	2,591	2,407
Other expense	3,854	3,721	12,170	11,631
Total benefits and expenses	46,973	42,453	144,993	137,511
Income (loss) before income taxes	(2,454)	2,138	(5,809)	2,537
Income tax expense (benefit)	(456)	379	(1,129)	480
Net income (loss)	(1,998)	1,759	(4,680)	2,057
Preferred stock dividends	(100)	(100)	(299)	(299)
Net income (loss) applicable to common shareholders	$(2,098)	$1,659	$(4,979)	$1,758
Earnings (loss) per common share (basic)	$(0.10)	$0.08	$(0.24)	$0.09
Earnings (loss) per common share (diluted)	$(0.10)	$0.08	$(0.24)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(1,998)	$1,759	$(4,680)	$2,057
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	9,095	(7,604)	4,913	(6,038)
Related income tax effect	(1,910)	1,596	(1,032)	1,267
Subtotal	7,185	(6,008)	3,881	(4,771)
Less: reclassification adjustment for net realized gains included in net income (loss)	(4)	—	(17)	(70)
Related income tax effect	1	—	4	15
Subtotal	(3)	—	(13)	(55)
Total other comprehensive income (loss), net of tax	7,182	(6,008)	3,868	(4,826)
Total comprehensive income (loss)	$5,184	$(4,249)	$(812)	$(2,769)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; Dollars in thousands except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred stock:
Balance, beginning of period	$55	$55	$55	$55
Balance, end of period	55	55	55	55
Common stock:
Balance, beginning of period	22,401	22,401	22,401	22,401
Balance, end of period	22,401	22,401	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,425	57,425	57,425
Balance, end of period	57,425	57,425	57,425	57,425
Retained earnings:
Balance, beginning of period	47,641	52,006	50,929	51,982
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	—	—	(75)
Net income (loss)	(1,998)	1,759	(4,680)	2,057
Dividends on common stock	—	(408)	(407)	(408)
Dividends accrued on preferred stock	(100)	(100)	(299)	(299)
Balance, end of period	45,543	53,257	45,543	53,257
Accumulated other comprehensive loss:
Balance, beginning of period	(19,435)	(20,967)	(16,121)	(22,149)
Other comprehensive income (loss), net of tax	7,182	(6,008)	3,868	(4,826)
Balance, end of period	(12,253)	(26,975)	(12,253)	(26,975)
Unearned stock grant compensation:
Balance, beginning of period	(7)	(33)	(13)	(132)
Amortization of unearned compensation	3	17	9	116
Balance, end of period	(4)	(16)	(4)	(16)
Treasury stock:
Balance, beginning of period	(7,408)	(7,401)	(7,401)	(7,389)
Net shares acquired related to employee share-based compensation plans	—	—	(7)	(12)
Balance, end of period	(7,408)	(7,401)	(7,408)	(7,401)

Total shareholders’ equity	$105,759	$98,746	$105,759	$98,746
Dividends declared on common stock per share	$—	$0.02	$0.02	$0.02

Common shares outstanding:
Balance, beginning of period	20,399,758	20,402,288	20,402,288	20,407,229
Net shares acquired under employee share-based compensation plans	—	—	(2,530)	(4,941)
Balance, end of period	20,399,758	20,402,288	20,399,758	20,402,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,680)	$2,057
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Additions to) amortization of acquisition costs, net	(434)	355
Realized investment gains, net	(17)	(70)
Unrealized investment losses, net	1,617	3,367
Losses from equity method investees	494	343
Compensation expense related to share awards	9	116
(Benefit) provision for credit losses	(10)	3
Depreciation and amortization	297	521
Deferred income tax benefit	(1,425)	(1,711)
Increase in receivables, net	(7,289)	(5,230)
Increase (decrease) in insurance reserves and policyholder funds	6,460	(663)
Decrease in accounts payable and accrued expenses	(524)	(2,644)
Other, net	689	13
Net cash used in operating activities	(4,813)	(3,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	40	5,038
Proceeds from investments matured, called or redeemed	9,963	8,000
Investments purchased	(10,916)	(14,942)
Additions to property and equipment	(126)	(75)
Net cash used in investing activities	(1,039)	(1,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends on common stock	(407)	(408)
Treasury stock acquired — net employee share-based compensation	(7)	(12)
Proceeds from revolving credit facility, net	1,000	1,000
Net cash provided by financing activities	586	580

Net decrease in cash and cash equivalents	(5,266)	(4,942)
Cash and cash equivalents at beginning of period	28,301	28,863
Cash and cash equivalents at end of period	$23,035	$23,921

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,600	$2,370
Cash paid for income taxes	$580	$2,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited; Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). For more information regarding Significant Accounting Policies, see the “Summary of Significant Accounting Policies” section of Note 1 of Notes to Consolidated Financial Statements in the 2023 Annual Report. The Company’s financial condition and operating results as of and for the three month and nine month periods ended September 30, 2024 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2024 or for any other future period.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses (“ACL”) and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of September 30, 2024 and December 31, 2023.

Fixed maturities were comprised of the following:

	September 30, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$47,712	$114	$3,802	$—	$51,400
Obligations of states and political subdivisions	7,998	31	1,166	—	9,133
Corporate securities:
Utilities and telecom	23,997	343	2,310	—	25,964
Financial services	60,596	811	3,323	—	63,108
Other business – diversified	35,873	434	2,450	—	37,889
Other consumer – diversified	45,300	155	4,375	—	49,520
Total corporate securities	165,766	1,743	12,458	—	176,481
Redeemable preferred stocks:
Other consumer – diversified	220	27	—	—	193
Total redeemable preferred stocks	220	27	—	—	193
Total fixed maturities	$221,696	$1,915	$17,426	$—	$237,207

	December 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$50,059	$63	$4,944	$—	$54,940
Obligations of states and political subdivisions	8,106	15	1,424	—	9,515
Corporate securities:
Utilities and telecom	21,309	143	2,582	—	23,748
Financial services	59,584	560	4,931	—	63,955
Other business – diversified	34,386	403	2,940	—	36,923
Other consumer – diversified	44,570	87	4,870	—	49,353
Total corporate securities	159,849	1,193	15,323	—	173,979
Redeemable preferred stocks:
Other consumer – diversified	205	13	—	—	192
Total redeemable preferred stocks	205	13	—	—	192
Total fixed maturities	$218,219	$1,284	$21,691	$—	$238,626

Bonds having an amortized cost of $14,720 and $14,647 and included in the tables above were on deposit with insurance regulatory authorities as of September 30, 2024 and December 31, 2023, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $226 as of September 30, 2024 and December 31, 2023. Additionally, bonds having an amortized cost of $9,282 and $9,584 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at September 30, 2024 and December 31, 2023, respectively.

Equity securities were comprised of the following:

	September 30, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,105	$798	$—	$307
Communications	6,695	2,062	—	4,633
Total equity securities	$7,800	$2,860	$—	$4,940

	December 31, 2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$924	$621	$—	$303
Communications	8,489	3,856	—	4,633
Total equity securities	$9,413	$4,477	$—	$4,936

The carrying value and amortized cost of the Company’s investments in fixed maturities at September 30, 2024 and December 31, 2023 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$8,345	$8,377	$1,715	$1,750
Due after one year through five years	60,863	61,888	60,423	62,423
Due after five years through ten years	31,179	32,624	33,596	36,752
Due after ten years	89,027	98,917	86,857	97,984
Asset backed securities	32,282	35,401	35,628	39,717
Totals	$221,696	$237,207	$218,219	$238,626

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$250	$—	$34,170	$3,802	$34,420	$3,802
Obligations of states and political subdivisions	—	—	6,190	1,166	6,190	1,166
Corporate securities	870	128	132,367	12,330	133,237	12,458
Total temporarily impaired securities	$1,120	$128	$172,727	$17,298	$173,847	$17,426

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$5,194	$37	$39,476	$4,907	$44,670	$4,944
Obligations of states and political subdivisions	1,145	3	5,936	1,421	7,081	1,424
Corporate securities	539	13	138,283	15,310	138,822	15,323
Total temporarily impaired securities	$6,878	$53	$183,695	$21,638	$190,573	$21,691

Analysis of Securities in Unrealized Loss Positions

As of September 30, 2024 and December 31, 2023, there were 183 and 222 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no ACL on its available-for-sale fixed maturities as of September 30, 2024 or December 31, 2023.

The following tables summarize realized investment gains for the three month and nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$4	$—	$—	$4
Losses	—	—	—	—
Realized investment gains, net	$4	$—	$—	$4

Three Months Ended September 30, 2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$—	$—	$—	$—
Losses	—	—	—	—
Realized investment gains, net	$—	$—	$—	$—

	Nine Months Ended September 30, 2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$19	$—	$—	$19
Losses	(2)	—	—	(2)
Realized investment gains, net	$17	$—	$—	$17

	Nine Months Ended September 30, 2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$70	$—	$—	$70
Losses	—	—	—	—
Realized investment gains, net	$70	$—	$—	$70

The following table presents the change in unrealized losses related to equity securities still held for the three month and nine month periods ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net realized and unrealized losses recognized during the period on equity securities	$(1,746)	$(1,486)	$(1,617)	$(3,367)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized losses recognized during the reporting period on equity securities, net	$(1,746)	$(1,486)	$(1,617)	$(3,367)

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $8,205 and $6,381 as of September 30, 2024 and December 31, 2023, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of September 30, 2024 and December 31, 2023.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $9,443 and $7,619, as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had outstanding commitments totaling $2,200, and $4,518, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The reduction in the Company’s outstanding commitments was a result of an additional investment of $2,318 in the partnership.

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

Level 2
Observable inputs, other than quoted prices included in Level 1, for an asset or liability or prices for similar assets or liabilities. The Company’s financial instruments valued using Level 2 criteria include most of its fixed maturities, which consist of U.S. Treasury securities, U.S. Government securities, obligations of states and political subdivisions, and certain corporate fixed maturities, as well as its non-redeemable preferred stocks. In determining fair value measurements of its fixed maturities and non-redeemable preferred stocks using Level 2 criteria, the Company utilizes data from outside sources, including nationally recognized pricing services and broker/dealers.  Prices for the majority of the Company’s Level 2 fixed maturities and non-redeemable preferred stocks were determined using unadjusted prices received from pricing services that utilize models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates and loss severities) or can be corroborated by observable market data.

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of September 30, 2024 and December 31, 2023, the value of the equity security valued using Level 3 criteria was $189 and $185, respectively.

As of September 30, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$221,696	$—	$221,696
Equity securities	7,611	—	189	7,800
Cash equivalents	13,329	—	—	13,329
Total	$20,940	$221,696	$189	$242,825

As of December 31, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$218,219	$—	$218,219
Equity securities	9,228	—	185	9,413
Cash equivalents	14,834	—	—	14,834
Total	$24,062	$218,219	$185	$242,466

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and December 31, 2023.

		September 30, 2024		December 31, 2023
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$23,035	$23,035	$28,301	$28,301
Fixed maturities	Level 2	221,696	221,696	218,219	218,219
Equity securities	(1)	7,800	7,800	9,413	9,413
Policy loans	Level 3	1,738	1,738	1,778	1,778

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	36,211	33,738	33,670
Revolving credit facility	Level 2	4,024	4,024	3,019	3,019

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

Note 5.	Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at September 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three month and nine month periods ended September 30, 2024 and 2023.

	At and for the three months ended September 30, 2024		At and for the nine months ended September 30, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,496	$54	$21,103	$61
Current period change for estimated uncollectible reinsurance		(1)		(8)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$21,600	$53	$21,600	$53

	At and for the three months ended September 30, 2023		At and for the nine months ended September 30, 2023
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,261	$66	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		—		75
Current period change for estimated uncollectible reinsurance		(2)		(11)
Write-offs of uncollectible reinsurance recoverables		—		—
Balance, end of period	$21,839	$64	$21,839	$64

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at September 30, 2024 and 2023, and the changes in the allowance for expected credit losses for the three month and nine month periods ended September 30, 2024 and 2023.

	At and for the three months ended September 30, 2024		At and for the nine months ended September 30, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$34,220	$219	$23,690	$217
Current period change for expected credit losses		(4)		(2)
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$30,492	$215	$30,492	$215

	At and for the three months ended September 30, 2023		At and for the nine months ended September 30, 2023
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$30,825	$213	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		—		—
Current period change for expected credit losses		(22)		14
Write-offs of uncollectible insurance premiums and other receivables		—		—
Balance, end of period	$24,687	$191	$24,687	$191

Note 6.	Internal-Use Software

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

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the remainder of the original ten year term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $78 and $1,218 during the nine months ended September 30, 2024 and 2023, respectively. As a result, the Company has capitalized $4,645 and $4,567 in implementation costs in other assets within its condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively. The Company expects the software will be substantially ready for its intended use during 2025. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months and nine months ended September 30, 2024 and 2023.

Note 7.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the nine months ended September 30, 2024 and 2023 is as follows:

	Nine Months Ended September 30,
	2024		2023
Beginning insurance reserves for losses and claims, gross	$87,478		$87,484
Less: Reinsurance recoverable on unpaid losses	(14,678)		(17,647)
Beginning insurance reserves for losses and claims, net	72,800		69,837

Incurred related to:
Current accident year	85,132		82,276
Prior accident year development	3,404	(1)	2,706	(2)
Total incurred	88,536		84,982

Paid related to:
Current accident year	40,786		43,595
Prior accident years	45,465		41,634
Total paid	86,251		85,229
Ending insurance reserves for losses and claims, net	75,085		69,590
Plus: Reinsurance recoverable on unpaid losses	16,779		16,089
Ending insurance reserves for losses and claims, gross	$91,864		$85,679

(1)	Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to inflationary factors.

(2)	Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to inflationary factors, partially offset by favorable development in the Medicare supplement line of business in the life and health operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Nine Months Ended September 30,
	2024	2023
Total incurred losses	$88,536	$84,982
Cash surrender value and matured endowments	898	1,063
Benefit reserve changes	5,058	598
Total insurance benefits and losses incurred	$94,492	$86,643

Note 8.	Credit Arrangements

Bank Debt

On May 12, 2021, the Company entered into a Revolving Credit Agreement with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10,000 revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the “Amendment”) to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, (c) requires the monthly payment of an unused commitment fee of 0.2% of the unused facility amount, and (d) requires that the Company maintain a consolidated net worth of not less than $64,200. Except as modified by the Amendment, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of September 30, 2024, and December 31, 2023, the Company had outstanding borrowings including accrued interest of $4,024 and $3,019, respectively, under the Credit Agreement.

For the three months ended September 30, 2024 and 2023, the Company incurred $77 and $56 in interest expense, respectively, on the revolving credit facility borrowing. For the nine months ended September 30, 2024 and 2023, the Company incurred $213 and $142, respectively, in interest expense. During the three month and nine month periods ended September 30, 2024, the Company paid $3 and $6, respectively, in fees on the available unused amount of the revolving credit facility of $6,000. At September 30, 2024 and December 31, 2023, the effective interest rate was 7.35% and 9.69%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At September 30, 2024, the effective interest rate was 9.39%.

The financial structure of each of Atlantic American Statutory Trust I and II as of September 30, 2024 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed September 30, 2024	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance September 30, 2024	$18,042	$15,696
Net balance December 31, 2023	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 9.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended September 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,998)	20,400
Less preferred stock dividends	(100)	—
Net loss applicable to common shareholders	$(2,098)	20,400	$(0.10)

	Three Months Ended September 30, 2023
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic Earnings Per Common Share:
Net income	$1,759	20,402
Less preferred stock dividends	(100)	—
Net income applicable to common shareholders	$1,659	20,402	$0.08
Diluted Earnings Per Common Share:
Effect of Series D preferred stock	100	1,378
Net income applicable to common shareholders	$1,759	21,780	$0.08

	Nine Months Ended September 30, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(4,680)	20,401
Less preferred stock dividends	(299)	—
Net loss applicable to common shareholders	$(4,979)	20,401	$(0.24)

	Nine Months Ended September 30, 2023
	Income	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$2,057	20,405
Less preferred stock dividends	(299)	—
Net income applicable to common shareholders	$1,758	20,405	$0.09

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

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Federal income tax provision at statutory rate of 21%	$(515)	$449	$(1,220)	$533
Dividends-received deduction	(10)	(10)	(22)	(27)
Meals and entertainment	18	9	53	32
Vested stock and club dues	—	11	1	14
Parking disallowance	7	5	15	13
Adjustment for prior years’ estimates to actual	44	(85)	44	(85)
Income tax expense (benefit)	$(456)	$379	$(1,129)	$480

The components of income tax expense (benefit) were:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Current – Federal	$296	$790	$296	$2,191
Deferred – Federal	(752)	(411)	(1,425)	(1,711)
Total	$(456)	$379	$(1,129)	$480

Note 11.	Leases

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

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the nine months ended September 30, 2024 and September 30, 2023 was $761.

Additional information regarding the Company’s real estate operating leases is as follows:

	Nine Months Ended September 30,
Other information on operating leases:	2024	2023
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$797	$784
Right-of-use assets included in other assets on the condensed consolidated balance sheet	1,981	2,817
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	2.1 years	3.1 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2024	$268
2025	1,083
2026	942
Thereafter	—
Total undiscounted lease payments	2,293
Less: present value adjustment	164
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$2,129

As of September 30, 2024, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

Assets	September 30, 2024	December 31, 2023
American Southern	$148,024	$149,236
Bankers Fidelity	207,259	203,079
Corporate and Other	31,706	28,950
Total assets	$386,989	$381,265

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2024	2023	2024	2023
American Southern	$17,282	$17,652	$54,666	$54,817
Bankers Fidelity	27,125	27,249	84,499	85,632
Corporate and Other	112	(310)	19	(401)
Total revenue	$44,519	$44,591	$139,184	$140,048

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) Before Income Taxes	2024	2023	2024	2023
American Southern	$(528)	$1,437	$1,730	$3,823
Bankers Fidelity	367	3,502	275	6,705
Corporate and Other	(2,293)	(2,801)	(7,814)	(7,991)
Income (loss) before income taxes	$(2,454)	$2,138	$(5,809)	$2,537

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for the three month and nine month periods ended September 30, 2024. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

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

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month and nine month periods ended September 30, 2024 and the comparable periods in 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(In thousands)
Insurance premiums, net	$43,782	$43,746	$133,327	$135,906
Net investment income	2,477	2,325	7,449	7,425
Realized investment gains, net	4	—	17	70
Unrealized losses on equity securities, net	(1,746)	(1,486)	(1,617)	(3,367)
Other income	2	6	8	14
Total revenue	44,519	44,591	139,184	140,048
Insurance benefits and losses incurred	30,760	26,818	94,492	86,643
Commissions and underwriting expenses	11,490	11,064	35,740	36,830
Interest expense	869	850	2,591	2,407
Other expense	3,854	3,721	12,170	11,631
Total benefits and expenses	46,973	42,453	144,993	137,511
Income (loss) before income taxes	$(2,454)	$2,138	$(5,809)	$2,537
Net income (loss)	$(1,998)	$1,759	$(4,680)	$2,057

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

A reconciliation of net income (loss) to operating income (loss) for the three month and nine month periods ended September 30, 2024 and the comparable periods in 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Non-GAAP Financial Measure	2024	2023	2024	2023
	(In thousands)
Net income (loss)	$(1,998)	$1,759	$(4,680)	$2,057
Income tax expense (benefit)	(456)	379	(1,129)	480
Realized investment gains, net	(4)	—	(17)	(70)
Unrealized losses on equity securities, net	1,746	1,486	1,617	3,367
Non-GAAP operating income (loss)	$(712)	$3,624	$(4,209)	$5,834

On a consolidated basis, the Company had net loss of $2.0 million, or $(0.10) per diluted share, for the three month period ended September 30, 2024, compared to net income of $1.8 million, or $0.08 per diluted share, for the three month period ended September 30, 2023.  The Company had net loss of $4.7 million, or $(0.24) per diluted share, for the nine month period ended September 30, 2024, compared to net income of $2.1 million, or $0.09 per diluted share, for the nine month period ended September 30, 2023.  The increase in net loss for the three month and nine month periods ended September 30, 2024  was primarily the result of unfavorable loss experience in the life and health operations due to an increase in incurred losses in the group life and Medicare supplement lines of business, as well as in the property and casualty operations due to the frequency and severity of claims in the automobile liability line of business, from the comparable periods in 2023.

For the three month period ended September 30, 2024, premium revenue increased slightly to $43.8 million from $43.7 million in the comparable period in 2023.  For the nine month period ended September 30, 2024, premium revenue decreased $2.6 million, or 1.9%, to $133.3 million from $135.9 million in the comparable period in 2023.  The decrease in premium revenue during the nine month period ended September 30, 2024 was primarily attributable to a decrease in the Medicare supplement insurance premiums in the life and health operations.

Operating income decreased $4.3 million in the three month period ended September 30, 2024 from the three month period ended September 30, 2023.  For the nine month period ended September 30, 2024, operating income decreased $10.0 million from the comparable period in 2023.  The decrease in operating income for the three month and nine month periods ended September 30, 2024 was primarily the result of an unfavorable loss experience in the life and health operations due to an increase in incurred losses in the group life and Medicare supplement lines of business, as previously mentioned. Also contributing to the decrease in operating income was an unfavorable loss experience in the property and casualty operations due to the frequency and severity of claims in the automobile liability line of business, as previously mentioned, as well as in the automobile physical damage line of business.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2024 and the comparable periods in 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Gross written premiums	$8,533	$10,860	$53,502	$58,365
Ceded premiums	(1,435)	(1,501)	(4,393)	(4,476)
Net written premiums	$7,098	$9,359	$49,109	$53,889
Net earned premiums	$16,214	$16,571	$51,636	$51,662
Insurance benefits and losses incurred	13,984	11,881	41,025	38,089
Commissions and underwriting expenses	3,826	4,335	11,911	12,906
Underwriting income (loss)	$(1,596)	$355	$(1,300)	$667
Loss ratio	86.2%	71.7%	79.5%	73.7%
Expense ratio	23.6	26.2	23.1	25.0
Combined ratio	109.8%	97.9%	102.6%	98.7%

Gross written premiums at American Southern decreased $2.3 million, or 21.4%, during the three month period ended September 30, 2024 and decreased $4.9 million, or 8.3%, during the nine month period ended September 30, 2024, from the comparable periods in 2023. The decrease in gross written premiums during the three month and nine month periods ended September 30, 2024 was primarily attributable to the decrease in premiums written in the automobile liability line of business due to the non-renewal of a program, as well as a decrease in premiums written in the automobile physical damage line of business due to a decline in demand within the trucking industry. Also contributing to the decrease in gross written premiums was a decrease in premiums written in the surety line of business due to construction slowdowns in certain regions.

Ceded premiums decreased $0.1 million, or 4.4%, during the three month period ended September 30, 2024 and decreased $0.1 million, or 1.9%, during the nine month period ended September 30, 2024, from the comparable periods in 2023. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally fluctuate as earned premiums increase or decrease or retentions levels change.

The following presents American Southern’s net earned premiums by line of business for the three month and nine month periods ended September 30, 2024 and the comparable periods in 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Automobile liability	$9,659	$9,455	$31,311	$29,270
Automobile physical damage	3,056	3,534	9,678	11,574
General liability	1,529	1,399	4,550	4,250
Surety	1,377	1,592	4,336	4,696
Other lines	593	591	1,761	1,872
Total	$16,214	$16,571	$51,636	$51,662

Net earned premiums decreased $0.4 million, or 2.2%, during the three month period ended September 30, 2024, and decreased slightly during the nine month period ended September 30, 2024, over the comparable periods in 2023. The decrease in net earned premiums during the three month and nine month periods ended September 30, 2024 was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a decline in demand within the trucking industry as previously mentioned. Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $2.1 million, or 17.7%, during the three month period ended September 30, 2024, and increased $2.9 million, or 7.7%, during the nine month period ended September 30, 2024, over the comparable periods in 2023. As a percentage of earned premiums, insurance benefits and losses incurred were 86.2% in the three month period ended September 30, 2024, compared to 71.7% in the three month period ended September 30, 2023.  For the nine month period ended September 30, 2024, this ratio increased to 79.5% from 73.7% in the comparable period in 2023.  The increase in the loss ratio during the three month and nine month periods ended September 30, 2024 was mainly due to an increase in the frequency and severity of claims in the automobile liability line of business.  Partially offsetting the increase in the loss ratio was a decrease in the general liability line of business due to favorable reserve development, as a well as a decrease in loss adjustment expenses related to a decline in claims costs.

Commissions and underwriting expenses decreased $0.5 million, or 11.7%, during the three month period ended September 30, 2024, and $1.0 million, or 7.7% during the nine month period ended September 30, 2024, over the comparable periods in 2023. As a percentage of earned premiums, underwriting expenses were 23.6% in the three month period ended September 30, 2024, compared to 26.2% in the three month period ended September 30, 2023. For the nine month period ended September 30, 2024, this ratio decreased to 23.1% from 25.0% in the comparable period in 2023.  The decrease in the expense ratio during the three month and nine month periods ended September 30, 2024 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.   During the three month and nine month periods ended September 30, 2024, variable commissions at American Southern decreased by $0.3 million and $0.9 million, respectively, from the comparable periods in 2023 due to an unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month and nine month periods ended September 30, 2024 and the comparable periods in 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Medicare supplement	$31,238	$32,957	$93,408	$100,815
Other health products	4,249	3,525	11,697	10,907
Life insurance	5,385	4,619	16,124	14,691
Gross earned premiums	40,872	41,101	121,229	126,413
Ceded premiums	(13,304)	(13,926)	(39,538)	(42,169)
Net earned premiums	27,568	27,175	81,691	84,244
Insurance benefits and losses incurred	16,776	14,937	53,467	48,554
Commissions and underwriting expenses	9,980	8,810	30,756	30,373
Total expenses	26,756	23,747	84,223	78,927
Underwriting income (loss)	$812	$3,428	$(2,532)	$5,317
Loss ratio	60.9%	55.0%	65.5%	57.6%
Expense ratio	36.2	32.4	37.6	36.1
Combined ratio	97.1%	87.4%	103.1%	93.7%

Net earned premium revenue at Bankers Fidelity increased $0.4 million, or 1.4%, during the three month period ended September 30, 2024, and decreased $2.6 million, or 3.0%, during the nine month period ended September 30, 2024, from the comparable periods in 2023. Gross earned premiums from the Medicare supplement line of business decreased $1.7 million, or 5.2%, during the three month period ended September 30, 2024, and $7.4 million, or 7.3%, during the nine month period ended September 30, 2024, due primarily to non-renewals exceeding the level of new business writings. Other health product premiums increased $0.7 million, or 20.5%, during the three month period ended September 30, 2024, and $0.8 million, or 7.2%, during the nine month period ended September 30, 2024, over the comparable periods in 2023, primarily due to new sales. Gross earned premiums from the life insurance line of business increased $0.8 million, or 16.6%, during the three month period ended September 30, 2024, and $1.4 million, or 9.8%, during the nine month period ended September 30, 2024, over the comparable periods in 2023, primarily due to an increase in the group life products premium.  Partially offsetting this increase was a decrease in individual life products premium, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales.  Ceded premiums decreased $0.6 million, or 4.5%, during the three month period ended September 30, 2024 and $2.6 million, or 6.2%, during the nine month period ended September 30, 2024, from the comparable periods in 2023.  The decrease in ceded premiums for the three month and nine month periods ended September 30, 2024 was due to a decrease in Medicare supplement premiums subject to reinsurance.

Insurance benefits and losses incurred increased $1.8 million, or 12.3%, during the three month period ended September 30, 2024, and increased $4.9 million, or 10.1%, during the nine month period ended September 30, 2024, from the comparable periods in 2023.  As a percentage of earned premiums, benefits and losses were 60.9% in the three month period ended September 30, 2024, compared to 55.0% in the three month period ended September 30, 2023.  For the nine month period ended September 30, 2024, this ratio increased to 65.5% from 57.6% in the comparable period in 2023.  The increase in the loss ratio for the three month and nine month periods ended September 30, 2024 was primarily due to an increase in reserves in the group life line of business, as well as an increase in paid claims in relation to premiums within the Medicare supplement line of business.

Commissions and underwriting expenses increased $1.2 million, or 13.3%, during the three month period ended September 30, 2024, and increased $0.4 million, or 1.3%, during the nine month period ended September 30, 2024, over the comparable periods in 2023.  As a percentage of earned premiums, underwriting expenses were 36.2% in the three month period ended September 30, 2024, compared to 32.4% in the three month period ended September 30, 2023.  For the nine month period ended September 30, 2024, this ratio increased to 37.6% from 36.1% in the comparable period in 2023. The increase in the expense ratio for the three month period ended September 30, 2024 was primarily due to an increase in administrative costs related to the growth in the group lines of business.    Partially offsetting the increase in the expense ratio was a decrease in commission expenses in the group life line of business, coupled with a decrease in the Medicare supplement line of business as a result of non-renewals exceeding the level of new business writings, as previously mentioned.

Net Investment Income and Realized Gains

Investment income increased $0.2 million, or 6.5%, during the three month period ended September 30, 2024, and increased slightly during the nine month period ended September 30, 2024, over the comparable periods in 2023. The increase in investment income in the three month and nine month periods ended September 30, 2024, from the comparable periods in 2023, was primarily attributable to a net loss in a certain investment within the Company's limited liability companies of $0.3 million in the three month and nine month periods ended September 30, 2023, which did not occur in the comparable periods in 2024.

The Company had net realized investment gains of less than $0.1 million during the three month period ended September 30, 2024, compared to no net realized investment gains during the three month period ended September 30, 2023.  The Company had net realized investment gains of less than $0.1 million during the nine month period ended September 30, 2024 and net realized investment gains of $0.1 million during the nine month period ended September 30, 2023.  The net realized investment gains during the three month and nine month periods ended September 30, 2023 resulted primarily from the redemption of several of the Company’s investments in fixed maturity securities. Management continually evaluates the Company’s investment portfolio and makes adjustments for credit losses and/or divests investments as may be determined to be appropriate.

Unrealized Losses on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $1.7 million during the three month period ended September 30, 2024 and unrealized losses on equity securities of $1.5 million during the three month period ended September 30, 2023.  The Company recognized net unrealized losses on equity securities of $1.6 million during the nine month period ended September 30, 2024 and unrealized losses on equity securities of $3.4 million during the nine month period ended September 30, 2023.  Changes in unrealized losses on equity securities for the applicable periods are the result of fluctuations in the market value of the Company’s equity securities.

Interest Expense

Interest expense increased slightly during the three month period ended September 30, 2024, and $0.2 million, or 7.6%, during the nine month period ended September 30, 2024, from the comparable periods in 2023. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At September 30, 2024, the Parent had approximately $7.4 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $2.0 million for the nine month period ended September 30, 2024, compared to statutory net income of $8.9 million for the nine month period ended September 30, 2023. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At September 30, 2024, American Southern had $50.4 million of statutory capital and surplus and Bankers Fidelity had $31.0 million of statutory capital and surplus. In 2024, dividend payments by the Parent’s insurance subsidiaries in excess of $8.8 million would require prior approval. Through September 30, 2024, the Parent received dividends of $8.1 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%. At September 30, 2024, the effective interest rate was 9.39%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of September 30, 2024, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At September 30, 2024, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At September 30, 2024, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.3 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.2 million, as of September 30, 2024. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of September 30, 2024, BFLIC has pledged bonds having an amortized cost of $9.3 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of September 30, 2024, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a Revolving Credit Agreement with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10.0 million revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, (c) requires the monthly payment of an unused commitment fee of 0.2% of the unused facility amount, and (d) requires that the Company maintain a consolidated net worth of not less than $64.2 million. Except as modified by the Amendment, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of September 30, 2024 and December 31, 2023, the Company had outstanding borrowings of $4.0 and $3.0 million, respectively, under the Credit Agreement.

Cash and cash equivalents decreased from $28.3 million at December 31, 2023 to $23.0 million at September 30, 2024. The decrease in cash and cash equivalents during the nine month period ended September 30, 2024 was primarily attributable to net cash used in operating activities of $4.8 million. Also contributing to the decrease in cash and cash equivalents was net cash used in investing activities of $1.0 million primarily as a result of investment purchases exceeding investment sales and maturity of securities. Partially offsetting the decrease in cash and cash equivalents was net cash provided by financing activities of $0.6 million primarily as a result of proceeds from bank financing.

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

The Company is currently in the process of remediating the material weakness as described above, which remediation efforts began in the quarter ended March 31, 2024, and continued through the quarter ended September 30, 2024.  During the quarter ended September 30, 2024, management instituted a systematic review of the components of underwriting income for the Company’s life products.  An array of analytical reports designed to help identify potential anomalous actuarial values for these products was implemented during the quarter ended September 30, 2024, and is a key component of this review.  Based on this review, management did not identify any material misstatement in the Company’s financial statements.

The Company has continued the development of a system to perform calculations independently of the actuarial models. This system is intended to verify that the product parameters and actuarial assumptions are properly reflected in the reported values.  It is currently expected that this system will be operational by December 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three month period ending September 30, 2024 no purchases of common stock of the Company were made by or on behalf of the Company pursuant to the Repurchase Plan.  The maximum number of shares that may yet be purchased under the Repurchase Plan was 325,129 as of September 30, 2024.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ending September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2024	—	$—	—	325,129
August 1 – August 31, 2024	—	—	—	325,129
September 1 – September 30, 2024	—	—	—	325,129
Total	—	$—	—

Item 5. Other Information

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended September 30, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: November 12, 2024	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)