Form 10-K
period 2024-12-31
ATLANTIC AMERICAN CORP
filed 2025-03-25
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,854,118. For purposes hereof, beneficial ownership is determined under rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, and the foregoing excludes value ascribed to common stock that may be deemed beneficially owned by the directors and executive officers, and 10% or greater stockholders, of the registrant, some of whom may not be deemed to be affiliates upon judicial determination. On February 28, 2025, there were 20,399,758 shares of the registrant’s common stock, par value $1.00 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, have been incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

Certain of the statements contained or incorporated by reference herein are forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are all statements other than those of historical fact. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, and include estimates and assumptions related to, among other things, general economic, competitive, operational and legislative developments, expectations and trends. Forward-looking statements are inherently subject to risks and uncertainties which are, in many instances, beyond the Company’s control and have been made based upon management’s current expectations and beliefs concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. Actual results could differ materially from those expressed by forward-looking statements, depending on the occurrence or outcome of various factors. These factors include, among others: the effects of macroeconomic conditions and general economic uncertainty; unexpected developments in the health care or insurance industries affecting providers or individuals, including the cost or availability of services, or the tax consequences related thereto; disruption to the financial markets; unanticipated increases in the rate, number and amounts of claims outstanding; our ability to remediate the identified material weakness in our internal control over financial reporting; the level of performance of reinsurance companies under reinsurance contracts and the availability, pricing and adequacy of reinsurance to protect the Company against losses; changes in the stock markets, interest rates or other financial markets, including the potential effect on the Company’s statutory capital levels; the uncertain effect on the Company of regulatory and market-driven changes in practices relating to the payment of incentive compensation to brokers, agents and other producers; the potential impact of public health emergencies; the incidence and severity of catastrophes, both natural and man-made; the possible occurrence of terrorist attacks; stronger than anticipated competitive activity; unfavorable judicial or legislative developments; the potential effect of regulatory developments, including those which could increase the Company’s business costs and required capital levels; the Company’s ability to distribute its products through distribution channels, both current and future; the uncertain effect of emerging claim and coverage issues; the effect of assessments and other surcharges for guaranty funds and other mandatory pooling arrangements; information technology system failures or network disruptions; and risks related to cybersecurity matters, such as breaches of our computer network or those of other parties or the loss of or unauthorized access to the data we maintain. As a result, undue reliance should not be placed upon forward-looking statements, which speak only as of the date they are made.  The Company undertakes no obligation to publicly update any forward-looking statements as a result of subsequent developments, changes in underlying assumptions or facts or otherwise, except as may be required by law.

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

The following table summarizes, for the periods indicated, the allocation of American Southern’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2024	2023
	(In thousands)
Automobile liability	$39,788	$38,821
Automobile physical damage	13,464	15,046
General liability	5,990	5,758
Surety	5,809	6,303
Other lines	2,638	2,515
Total	$67,689	$68,443

Life and Health Operations

Bankers Fidelity comprises the life and health operations of the Company and offers a variety of life and supplemental health products. Products offered by Bankers Fidelity include ordinary life insurance, Medicare supplement and other accident and health insurance products.

Life Insurance products include non-participating, individual and group whole life insurance policies with a variety of riders and options. Policy premiums depend on a number of factors, including but not limited to issue age, level of coverage and any selected riders or options.

Medicare Supplement Insurance includes 8 of the 10 standardized Medicare supplement plans that were developed in response to the requirements of the Omnibus Budget Reconciliation Act of 1990 (“OBRA 1990”).  These policies provide insurance coverage for certain expenses not covered by the Medicare program, including but not limited to copayments and deductibles.

Other Accident and Health Insurance coverages include several individual and group policies providing for the payment of benefits that help defray the health care and other costs associated with the treatment of cancer and other critical illnesses.  In addition, Bankers Fidelity offers policies that reimburse the costs associated with short-term nursing facility care, policies that provide monthly benefits in the event of a covered disability, and policies that provide cash benefits in the event of a covered accident or a covered hospital stay.

Health insurance products, primarily Medicare supplement insurance, accounted for 82% of Bankers Fidelity’s net earned premiums in 2024 while life insurance, including both whole and term life insurance policies, accounted for the balance. In terms of the number of policies written in 2024, 69% were health insurance policies and 31% were life insurance policies.

The following table summarizes, for the periods indicated, the allocation of Bankers Fidelity’s net earned premiums from each of its principal product lines:

	Year Ended December 31,
	2024	2023
	(In thousands)
Group life	$14,700	$12,431
Individual life	5,594	6,153
Total life	20,294	18,584
Medicare supplement	71,867	77,424
Group accident and health	11,390	7,583
Other individual health	7,491	6,791
Total health	90,748	91,798
Total	$111,042	$110,382

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

Bankers Fidelity had approximately 6,243 licensed agents contracted in both the individual and group divisions as of December 31, 2024. During 2024, approximately 1,429 of these licensed agents wrote policies on behalf of Bankers Fidelity.

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

Reserves

Reserves are set by line of business within each of the subsidiaries. At December 31, 2024, approximately 72% of the losses and claims reserves related to property and casualty and approximately 28% related to life and health. The Company’s property and casualty operations incur losses which may take extended periods of time to evaluate and settle. Issues with respect to legal liability, actual loss quantification, legal discovery and ultimate subrogation, among other factors, may influence the initial and subsequent estimates of loss. In the property and casualty operations, the Company’s general practice is to reserve at the higher end of the determined reasonable range of loss if no other value within the range is determined to be more probable. The Company’s life and health operations generally incur losses which are more readily quantified. Medical claims received are recorded in case reserves based on contractual terms using the submitted billings as a basis for determination. Life claims are recorded based on contract value at the time of notification to the Company; offset by policy reserves related to such contracts previously established. Individual case reserves are established by a claims processor on each individual claim and are periodically reviewed and adjusted as new information becomes known during the course of handling a claim. Regular internal periodic reviews are also performed by management to ensure that loss reserves are established and revised timely relative to the receipt of new or additional information. Lines of business for which loss data (e.g., paid losses and case reserves) emerge over a long period of time are referred to as long-tail lines of business. Lines of business for which loss data emerge more quickly are referred to as short-tail lines of business. The Company’s long-tail line of business generally consists of its general liability coverage while the short-tail lines of business generally consist of property and automobile coverages.

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

The Company’s policy is to record reserves for losses and claims in amounts that represent actuarial best estimates of ultimate values. Actuarial best estimates do not necessarily represent the midpoint value determined using the various actuarial methods; however, such estimates will fall between the estimated low and high end reserve values. The range of estimates developed in connection with the December 31, 2024 actuarial review indicated that reserves could be as much as 5.2% lower or as much as 25.0% higher. In the opinion of management, recorded reserves represent the best estimate of outstanding losses, although significant judgments are made in the derivation of reserve estimates and revisions to such estimates are expected to be made in future periods. Any such revisions could be material, and may materially adversely affect the Company’s financial condition and results of operations in any future period.

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

Life and Health Operations

Bankers Fidelity establishes reserves for future policy benefits to meet projected obligations under policies that are in force as of the statement date. These reserves are calculated to satisfy policy and contract obligations as they are projected to come due.  Reserves for insurance policies are calculated using assumptions for interest rates, mortality rates, disablement rates, benefit utilization rates, and lapse rates. These assumptions vary by the product type, the year the policy was issued, and policyholder demographic information.  Changes in assumptions may be made from one issue year to another to reflect actual experience.  Actual future experience that deviates significantly from the assumptions, or actual results that differ significantly from our estimates, could have a materially adverse effect on our liquidity, results of operations, or financial condition.

Liabilities for future benefits on life insurance policies and accident and health insurance policies are based on assumed investment yields, mortality rates, disablement rates, benefit utilization rates, and lapse rates after giving effect to possible risks of unexpected adverse claim experience. The mortality, morbidity, and lapse assumptions are based upon the Company’s experience and incorporate a margin for adverse experience development.  These assumptions are modified as necessary to reflect anticipated trends and are generally established at contract inception.

See Note 7 of Notes to Consolidated Financial Statements for more information on insurance reserves and policyholder funds.

Reinsurance

The Company’s insurance subsidiaries from time-to-time purchase reinsurance from unaffiliated insurers and reinsurers to reduce their potential liability on individual risks and to protect against catastrophic losses. In a reinsurance transaction, an insurance company transfers, or “cedes,” a portion or all of its exposure on insurance policies to a reinsurer. The reinsurer assumes the exposure in return for a portion of the premiums. The ceding of insurance does not legally discharge the insurer from primary liability for the full amount of the policies written by it, and the ceding company will incur a loss if the reinsurer fails to meet its obligations under the reinsurance agreement.

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200,000. As of December 31, 2024, $7.2 million of the $975.8 million of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2024, the liability of the reinsurer was 50% of all new Medicare Supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $5.1 million of the Company’s $10.1 million of new annualized Medicare Supplement premium was ceded.

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

Bankers Fidelity. Bankers Fidelity Life Insurance Company and its wholly-owned subsidiaries, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company, are each, as of the date of this report, rated “A-” (Excellent) by A.M. Best.

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

A state may require that acceptable securities be deposited for the protection either of policyholders located in those states or of all policyholders. As of December 31, 2024, the Company was in compliance with all such requirements, and securities with an amortized cost of $15.1 million were on deposit either directly with various state authorities or with third parties pursuant to various custodial agreements on behalf of the Company’s insurance subsidiaries.

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

For the year ended December 31, 2024, American Southern Insurance Company had one ratio that was outside the usual range, the two-year reserve development to policyholders’ surplus, which was primarily due to adverse reserve developments on prior year claims in the commercial automobile liability line of business.

Bankers Fidelity Assurance Company (“BFAC”) had three ratios outside the normal range, primarily the result of a net loss for the year, certain surplus ratios and non-admitted assets to admitted assets.  The net loss is primarily related to federal income taxes incurred which resulted in a corresponding decrease in surplus levels for the year as well as a deferred tax asset which is non-admitted.  The surplus relief ratio for BFAC triggered because the ratio of commission & expense allowances to capital exceeds 100%.  BFAC writes only Medicare supplement insurance and cedes 100% of its written business to its parent, therefore the change in product mix ratio will always produce no result.

Bankers Fidelity Life Insurance Company had two ratios outside the normal range.  Both the first and second ratios were unusual because capital and surplus fell greater than 10% from 2023 to 2024.  The decrease in capital was due primarily to the extraordinary dividend paid to its parent.  Other contributing factors are a lower net income in 2024 versus 2023 and an increase in unrealized loss on our invested bond portfolio.

Atlantic Capital Life Assurance Company (“ACLAC”) had one ratio outside the normal range, ratio 8 Surplus Relief.  The surplus relief ratio for ACLAC triggered because the ratio of commission & expense allowances to capital exceeds 100%.  ACLAC writes only Medicare supplement insurance and cedes 100% of its written business to its parent, therefore the change in product mix ratio will always produce no result.

American Safety Insurance Company had no IRIS ratios outside the usual ranges. Management does not anticipate regulatory action as a result of the 2024 IRIS ratio results for the insurance subsidiaries.

Risk-Based Capital

Risk-based capital (“RBC”) is a metric used by ratings agencies and regulators as an early warning tool to identify weakly capitalized companies for the purpose of initiating further regulatory action. The RBC calculation determines the amount of adjusted capital needed by a company to avoid regulatory action. “Authorized Control Level Risk-Based Capital” (“ACL”) is calculated, and if a company’s adjusted capital is 200% or lower than ACL, it is subject to regulatory action. At December 31, 2024, the Company’s insurance subsidiaries’ RBC levels exceeded the required regulatory levels.

Investments

Investment income represents a significant portion of the Company’s operating and total income. Insurance company investments are subject to state insurance laws and regulations which limit the concentration and types of investments. The following table provides information on the Company’s investments as of the dates indicated.

	December 31,
	2024		2023
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed maturities:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	9.7%	$22,849	9.6%
Loan backed and structured securities	22,290	9.7	27,210	11.5
States, municipalities and political subdivisions	7,623	3.3	8,106	3.4
All other corporate bonds	160,261	69.6	159,849	67.4
Redeemable preferred stock	187	0.1	205	0.1
Total fixed maturities(1)	212,612	92.4	218,219	92.0
Equity securities(2)	7,900	3.4	9,413	4.0
Other invested assets(3)	6,616	3.0	6,381	2.8
Policy loans(4)	1,722	0.7	1,778	0.7
Real estate	38	0.0	38	0.0
Investments in unconsolidated trusts	1,238	0.5	1,238	0.5
Total investments	$230,126	100.0%	$237,067	100.0%

(1)
Fixed maturities are carried on the balance sheet at estimated fair value. Certain fixed maturities do not have publicly quoted prices, and are carried at estimated fair value as determined by management. Total amortized cost of fixed maturities was $236.3 million as of December 31, 2024 and $238.6 million as of December 31, 2023.

(2)	Equity securities are carried on the balance sheet at estimated fair value. Total cost of equity securities was $4.9 million as of December 31, 2024 and 2023.
(3)	Other invested assets are accounted for using the equity method. Total cost of other invested assets was $7.9 million as of December 31, 2024 and $7.0 million as of December 31, 2023.
(4)	Policy loans are valued at unpaid principal balances.

Estimated fair values are determined as discussed in Note 1 of Notes to Consolidated Financial Statements.

Results of the Company’s investment portfolio for periods shown were as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Average investments(1)	$280,420	$275,995
Net investment income	9,791	10,058
Average yield on investments	3.5%	3.6%
Realized investment gains, net	1,210	70

(1)	Calculated as the average of cash and investment balances (at amortized cost) at the beginning of the year and at the end of each of the succeeding four quarters.

The Company engages a global investment management firm serving the insurance industry to manage the Company’s investment portfolios. Management’s recent investment strategy has been a continued focus on quality and diversification, while improving the overall risk versus return profile of the portfolio.

Human Capital

The Company and its subsidiaries employed 156 people at December 31, 2024. Of the 156 people, 153 were full-time.  We believe that our ability to attract and retain highly motivated and skilled employees with diverse backgrounds and experiences is critical to our continued success.  We also believe the structure of our compensation program is aligned with the interests of our shareholders and serves to reward the performance of our employees.  We monitor and evaluate the effectiveness of our human capital management efforts by seeking formal and informal feedback from our employees, including periodic surveys to obtain opinions on key topics.

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

Financial Information by Industry Segment

The Parent’s primary insurance subsidiaries operate with relative autonomy with the oversight of the Chief Operating Decision Maker (“CODM”) and each company is evaluated based on its individual performance. Our CODM is the Company’s Chairman, President and Chief Executive Officer. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. Each segment derives revenue from the collection of premiums, as well as from investment income. Substantially all revenue other than that in the corporate and other segment is from external sources. For more information on segments, see Note 17 of Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The table and information below set forth, for each current executive officer of the Company, his name, age (as of March 1, 2025), positions with the Company and business experience for the past five years, as well as any prior service to the Company.

Name	Age	Positions with the Company	Director or Officer Since
Hilton H. Howell, Jr.	62	Chairman of the Board, President & CEO	1992
J. Ross Franklin	47	Vice President, CFO and Corporate Secretary	2017

Officers are elected annually and serve at the discretion of the board of directors.

Mr. Howell has been President and Chief Executive Officer of the Company since May 1995, and prior thereto served as Executive Vice President of the Company from October 1992 to May 1995. He has been a Director of the Company since October 1992 and effective February 24, 2009, began serving as Chairman of the board of directors. He is also Executive Chairman and Chief Executive Officer of Gray Media, Inc.

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

Leased Properties. The Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia under a lease which continues until either party provides written notice of cancellation at least twelve months in advance of the actual termination date (“Lease Agreement”). The lease, which commenced on November 1, 2007, provides for rent adjustments on every fifth anniversary of the commencement date. Under the current terms of the lease, the Company occupies approximately 49,586 square feet of office space. The owner of the building, 4370 Peachtree LLC, is controlled by an affiliate of the Company.

On December 26, 2024, the Company, and its subsidiary, Bankers Fidelity Life Insurance Company, entered into a Second Amendment to Lease Agreement (the “Second Amendment”) with 4370 Peachtree LLC. The Second Amendment amends the Lease Agreement, dated November 1, 2007, by and among the same parties (as previously amended, the “Lease Agreement”), pursuant to which the Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia. Pursuant to the Second Amendment, the Lease Agreement was modified to increase the base rent payable by the Company, beginning January 1, 2025. The Second Amendment also provides for rent adjustment on January 1, 2027, January 1, 2030 and each five years thereafter.

American Southern leases space for its office in a building located in Atlanta, Georgia. The lease term expires September 30, 2026. Under the terms of the lease, American Southern occupies approximately 17,014 square feet.

The Company believes that its current properties are in good condition and are sufficient for the operations of its business.

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

The Company’s common stock is listed on the Nasdaq Global Market (Symbol: AAME). As of March 12, 2025, there were 1,214 shareholders of record.

On March 25, 2025, the Company announced that the board of directors declared an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record at the close of business on April 9, 2025. On April 1, 2024, the Company announced that the board of directors declared an annual cash dividend of $0.02 per share, which was paid on April 26, 2024 to shareholders of record as of April 12, 2024.

The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon the financial condition, capital requirements, and earnings of the Company, as well as any restrictions contained in any agreements by which the Company is bound and other factors as the board of directors may deem relevant. The Company’s primary recurring source of cash for the payment of dividends is dividends from its subsidiaries; although as of December 31, 2024, the Parent held unrestricted cash and investment balances of approximately $5.6 million. Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations, including prior notice to, or approval by, the state insurance commissioners if such dividends are in excess of specified amounts.  In 2024, dividend payments to the Parent by the insurance subsidiaries in excess of $8.8 million would require prior approval.

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

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2024	—	$—	—	325,129
November 1 – November 30, 2024	—	—	—	325,129
December 1 – December 31, 2024	—	—	—	325,129
Total	—	$—	—

Stock Performance Graph

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) for the years ended December 31, 2024 and 2023. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. Operating results achieved in any historical period are not necessarily indicative of results to be expected in any future period.

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

Cash and investments comprised 68% of the Company’s total assets at December 31, 2024. Substantially all of the Company’s investments are in bonds and common and preferred stocks, the values of which are subject to significant market fluctuations. The Company carries all fixed maturities, which includes bonds and redeemable preferred stocks, as available for sale, and equity securities, which includes common and non-redeemable preferred stocks, at their estimated fair values.

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

Future policy benefits comprised 34% of the Company’s total liabilities at December 31, 2024. These liabilities relate primarily to life insurance products and are based upon assumed future investment yields, mortality rates, and lapse rates after giving effect to possible risks of adverse deviation. The assumed mortality and lapse rates are based upon the Company’s experience modified as necessary to reflect anticipated trends and are generally established at contract inception. If actual results differ from the initial assumptions, the amount of the Company’s recorded liability could require adjustment.

Unpaid loss and loss adjustment expenses comprised 32% of the Company’s total liabilities at December 31, 2024. This liability includes estimates for: (1) unpaid losses on claims reported prior to December 31, 2024, (2) future development on those reported claims, (3) unpaid ultimate losses on claims incurred prior to December 31, 2024 but not yet reported and (4) unpaid loss adjustment expenses for reported and unreported claims incurred prior to December 31, 2024. Quantification of loss estimates for each of these components involves a significant degree of judgment and estimates may vary, materially, from period to period. Estimated unpaid losses on reported claims are developed based on historical experience with similar claims by the Company. Development on reported claims, estimates of unpaid ultimate losses on claims incurred prior to December 31, 2024 but not yet reported, and estimates of unpaid loss adjustment expenses are developed based on the Company’s historical experience, using actuarial methods to assist in the analysis. The Company’s actuaries develop ranges of estimated development on reported and unreported claims as well as loss adjustment expenses using various methods, including the paid-loss development method, the reported-loss development method, the paid Bornhuetter-Ferguson method and the reported Bornhuetter-Ferguson method. Any single method used to estimate ultimate losses has inherent advantages and disadvantages due to the trends and changes affecting the business environment and the Company’s administrative policies. Further, external factors, such as legislative changes, medical cost inflation, and others may directly or indirectly impact the relative adequacy of liabilities for unpaid losses and loss adjustment expenses. The Company’s approach is to select an estimate of ultimate losses based on comparing results of a variety of reserving methods, as opposed to total reliance on any single method. Unpaid loss and loss adjustment expenses are reviewed periodically for significant lines of business, and when current results differ from the original assumptions used to develop such estimates, the amount of the Company’s recorded liability for unpaid loss and loss adjustment expenses is adjusted. In the event the Company’s actual reported losses in any period are materially in excess of the previously estimated amounts, such losses, to the extent reinsurance coverage does not exist, could have a material adverse effect on the Company’s results of operations.

Receivables are amounts due from reinsurers, insureds and agents, and any sales of investment securities not yet settled, and comprised 13% of the Company’s total assets at December 31, 2024. Insured and agent balances are evaluated periodically for collectability. Annually, the Company performs an analysis of the creditworthiness of the reinsurers with whom the Company contracts using various data sources. Failure of reinsurers to meet their obligations due to insolvencies, disputes or otherwise could result in uncollectible amounts and losses to the Company. Allowances for uncollectible amounts are established, as and when a loss has been determined probable, against the related receivable. Losses are recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical experience.

Deferred acquisition costs comprised 11% of the Company’s total assets at December 31, 2024. Deferred acquisition costs are commissions, premium taxes, and other incremental direct costs of contract acquisition that results directly from and are essential to the contract transaction(s) and would not have been incurred by the Company had the contract transaction(s) not occurred. The deferred amounts are recorded as an asset on the balance sheet and amortized to expense in a systematic manner. Traditional life insurance and long-duration health insurance deferred policy acquisition costs are amortized over the estimated premium-paying period of the related policies using assumptions consistent with those used in computing the related liability for policy benefit reserves. Deferred acquisition costs for property and casualty insurance and short-duration health insurance are amortized over the effective period of the related insurance policies. Deferred policy acquisition costs are expensed when such costs are deemed not to be recoverable from future premiums (for traditional life and long-duration health insurance) and from the related unearned premiums and investment income (for property and casualty and short-duration health insurance). Assessments of recoverability for property and casualty and short-duration health insurance are extremely sensitive to the estimates of a subsequent year’s projected losses related to the unearned premiums. Projected loss estimates for a current block of business for which unearned premiums remain to be earned may vary significantly from the indicated losses incurred in any previous calendar year.

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

Refer to Note 1 of Notes to Consolidated Financial Statements for details regarding the Company’s significant accounting policies.

Overall Corporate Results

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenue
Property and Casualty:
American Southern	$72,220	$72,846
Life and Health:
Bankers Fidelity	116,097	114,199
Corporate and Other	(90)	(252)
Total revenue	$188,227	$186,793
Income (loss) before income taxes
Property and Casualty:
American Southern	$888	$5,085
Life and Health:
Bankers Fidelity	4,155	4,722
Corporate and Other	(10,307)	(10,372)
Loss before income taxes	$(5,264)	$(565)
Net loss	$(4,268)	$(171)

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

A reconciliation of net loss, the most directly comparable GAAP measure, to operating income (loss) is as follows:

	Year Ended December 31,
	2024	2023
	(In thousands)
Reconciliation of Non-GAAP Financial Measure

Net loss	$(4,268)	$(171)
Income tax benefit	(996)	(394)
Realized investment gains, net	(1,210)	(70)
Unrealized losses on equity securities, net	1,516	2,177
Non-GAAP operating income (loss)	$(4,958)	$1,542

On a consolidated basis, the Company had net loss of $4.3 million, or $(0.23) per diluted share, in 2024, compared to net loss of $0.2 million, or $(0.03) per diluted share, in 2023. The increase in net loss was primarily due to an unfavorable loss experience in the property and casualty operations due to the frequency and severity of claims in the automobile liability line of business as well as an increase in claims costs in the automobile physical damage line of business. Also contributing to the increase in net loss was an increase in administrative costs related to the growth in the group lines of business within the life and health operations.  Partially offsetting this decrease was an increase in net realized investment gains mainly due to gains of $1.2 million from the sale of the Company's interest in a certain limited liability company as well as gains from the sale of a number of the Company's investments in fixed maturities.

Total revenue was $188.2 million in 2024 as compared to $186.8 million in 2023. Premium revenue decreased slightly to $178.7 million in 2024 from $178.8 million in 2023. The decrease in premium revenue was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a decline in demand within the trucking industry within the property and casualty operations. Partially offsetting the decrease in premium revenue was an increase in earned premiums in the group accident and health, group life and the other individual health lines of business due to new sales within the life and health operations.

Operating loss was $5.0 million in 2024 as compared to operating income of $1.5 million in 2023. The decrease in operating income was primarily due to an unfavorable loss experience in the property and casualty operations due to the frequency and severity of claims in the automobile liability line of business as well as an increase in claims costs in the automobile physical damage line of business as discussed above. Also contributing to the decrease in operating income was an increase in administrative costs related to the growth in the group lines of business within the life and health operations.

A more detailed analysis of the operating companies and other corporate activities follows.

UNDERWRITING RESULTS
American Southern

The following table summarizes, for the periods indicated, American Southern’s premiums, losses, expenses and underwriting ratios:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Gross written premiums	$73,671	$77,567
Ceded premiums	(5,979)	(5,902)
Net written premiums	$67,692	$71,665
Net earned premiums	$67,689	$68,443
Insurance benefits and losses incurred	55,767	51,015
Commissions and underwriting expenses	15,565	16,746
Underwriting income (loss)	$(3,643)	$682
Loss ratio	82.4%	74.5%
Expense ratio	23.0	24.5
Combined ratio	105.4%	99.0%

Gross written premiums at American Southern decreased $3.9 million, or 5.0%, during 2024 as compared to 2023.  The decrease in gross written premiums was primarily attributable to the decrease in premiums written in the automobile liability line of business due to the non-renewal of a program, as well as a decrease in premiums written in the automobile physical damage line of business due to a decline in demand within the trucking industry. Also contributing to the decrease in gross written premiums was a decrease in premiums written in the surety line of business due to construction slowdowns in certain regions.

Ceded premiums increased $0.1 million, or 1.3%, during 2024 as compared to 2023. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally increase or decrease as earned premiums increase or decrease or retentions levels change.  The increase in ceded premiums was primarily attributable to an increase in lines of business with higher ceding rates.

The following table summarizes, for the periods indicated, American Southern’s net earned premiums by line of business:

	Year Ended December 31,
	2024	2023
	(In thousands)
Automobile liability	$39,788	$38,821
Automobile physical damage	13,464	15,046
General liability	5,990	5,758
Surety	5,809	6,303
Other lines	2,638	2,515
Total	$67,689	$68,443

Net earned premiums decreased $0.8 million, or 1.1%, during 2024 as compared to 2023. The decrease in net earned premiums was primarily attributable to a decrease in earned premiums in the automobile physical damage line of business due to a decline in demand within the trucking industry as previously mentioned.  Partially offsetting the decrease in net earned premiums was an increase in earned premiums in the automobile liability line of business due mainly to a new government program which began in the fourth quarter of 2023. Premiums are earned ratably over their respective policy terms and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits incurred at American Southern increased $4.8 million, or 9.3%, during 2024 as compared to 2023. As a percentage of premiums, insurance benefits and losses incurred were 82.4% in 2024 as compared to 74.5% in 2023. The increase in the loss ratio was mainly due to an increase in the frequency and severity of claims in the automobile liability line of business.  Also contributing to the increase in the loss ratio was an increase in the automobile physical damage line of business due to an increase in claims costs. Partially offsetting the increase in the loss ratio was a decrease in the general liability line of business due to favorable claim reserve development.

Commissions and underwriting expenses decreased $1.2 million, or 7.1%, during 2024 as compared to 2023. As a percentage of premiums, these expenses were 23.0% in 2024 as compared to 24.5% in 2023. The decrease in the expense ratio was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  In 2024, variable commissions at American Southern decreased $1.1 million as compared to 2023 due to an unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes, for the periods indicated, Bankers Fidelity’s premiums, losses and expenses:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)
Gross earned premiums	$164,291	$166,375
Ceded premiums	(53,249)	(55,993)
Net earned premiums	111,042	110,382
Insurance benefits and losses incurred	70,064	71,485
Commissions and underwriting expenses	41,878	37,992
Total expenses	111,942	109,477
Underwriting income	$(900)	$905
Loss ratio	63.1%	64.8%
Expense ratio	37.7	34.4
Combined ratio	100.8%	99.2%

Gross earned premiums at Bankers Fidelity decreased $2.1 million, or 1.3%, during 2024 as compared to 2023.  The decrease in gross earned premiums was primarily attributable to the decrease in gross earned premiums from the Medicare supplement line of business due primarily to non-renewals exceeding the level of new business writings as the existing block of business has incurred rate increases.  Also contributing to the decrease in gross earned premiums was a decrease in gross earned premiums in the individual life line of business, resulting from the redemption and settlement of existing individual life policy obligations exceeding the level of new individual life sales. Partially offsetting the decrease were increases in the group accident and health, group life and other individual health lines of business due to new sales.

Ceded premiums decreased $2.7 million, or 4.9%, during 2024 as compared to 2023. The decrease in ceded premiums was due to a decrease in Medicare supplement premiums subject to reinsurance.

The following table summarizes, for the periods indicated, Bankers Fidelity’s net earned premiums by line of business:

	Year Ended December 31,
	2024	2023
	(In thousands)
Medicare supplement	$71,867	$77,424
Group life	14,700	12,431
Individual life	5,594	6,153
Group accident and health	11,390	7,583
Other individual health	7,491	6,791
Total	$111,042	$110,382

Net earned premium revenue at Bankers Fidelity increased $0.7 million, or 0.6%, during 2024 as compared to 2023. The increase in net earned premiums was primarily attributable to increases in the group accident and health, group life and other individual health lines of business due to new sales as previously mentioned. Partially offsetting the increase in net earned premiums was a decrease in the Medicare supplement line of business primarily to non-renewals exceeding the level of new business writings as the existing block of business has incurred rate increases.

Insurance benefits incurred decreased $1.4 million, or 2.0%, during 2024 as compared to 2023. As a percentage of premiums, benefits and losses were 63.1% in 2024 as compared to 64.8% in 2023. The decrease in the loss ratio was primarily due to improved loss experience within the group life line of business as well as the other individual health line of business. These decreases were partially offset by higher incurred claims in the other health line of business.

Commissions and underwriting expenses increased $3.9 million, or 10.2%, during 2024 as compared to 2023. As a percentage of earned premiums, these expenses were 37.7% in 2024 as compared to 34.4% in 2023. The increase in the expense ratio was primarily due to an increase in administrative costs related to the growth in the group lines of business. Partially offsetting the increase in the expense ratio was a decrease in commission expenses primarily attributable to a decrease in the Medicare supplement line of business as a result of non-renewals exceeding the level of new business writings, as previously mentioned.

Net Investment Income and Realized Gains

Investment income decreased $0.3 million, or 2.7%, in 2024 as compared to 2023.  The decrease in investment income was primarily attributable to a net loss in a certain investment within the Company's limited liability companies of $0.4 million.

The Company had net realized investment gains of $1.2 million in 2024 as compared to net realized investment gains of $0.1 million in 2023. The net realized investment gains in 2024 were mainly due to gains of $1.2 million from the sale of the Company's interest in a certain limited liability company as well as gains from the sale of a number of the Company's investments in fixed maturities. The net realized investment gains in 2023 were primarily attributable to gains from the sale of fixed maturities. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 2 of Notes to Consolidated Financial Statements.

Unrealized Losses on Equity Securities, Net

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized losses on equity securities of $1.5 million and net unrealized losses of $2.2 million during the years ended December 2024 and 2023, respectively. Changes in unrealized losses on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense increased $0.2 million, or 4.6%, in 2024 as compared to 2023.  Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

Income Taxes

The primary difference between the effective tax rate and the federal statutory income tax rate for 2024 resulted from a permanent difference related to meals and entertainment. Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $35 thousand in the year ended December 31, 2024. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income. 2024

The primary difference between the effective tax rate and the federal statutory income tax rate for 2023 resulted from the adjustment for prior years’ estimates to actual of $0.3 million in the year ended December 31, 2023, which included the return to provision adjustment that is generally updated at the completion of the third quarter of each fiscal year and an adjustment for partnership valuation. Also contributing to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to meals and entertainment.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At December 31, 2024, the Parent had approximately $5.6 million of unrestricted cash and investments.

Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At December 31, 2024, the Parent’s insurance subsidiaries had an aggregate statutory surplus of $80.1 million. Dividends were paid to Atlantic American by its subsidiaries totaling $9.0 million and $8.4 million in 2024 and 2023, respectively.

The Parent provides certain administrative, purchasing and other services to each of its subsidiaries. The amount charged to and paid by the subsidiaries for these services was $9.4 million and $8.7 million in 2024 and 2023, respectively. In addition, the Parent has a formal tax-sharing agreement with each of its insurance subsidiaries. A net total of $4.4 million and $4.0 million were paid to the Parent under the tax sharing agreement in 2024 and 2023, respectively.

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%.  At December 31, 2024, the effective interest rate was 8.82%. The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. The Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At December 31, 2024, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends on the Series D Preferred Stock of $17.7 thousand at December 31, 2024 and 2023. During each of 2024 and 2023, the Company paid Series D Preferred Stock dividends of $0.4 million.

Bankers Fidelity Life Insurance Company (''BFLIC") is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.2 million, as of December 31, 2024. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of December 31, 2024, BFLIC has pledged bonds having an amortized cost of $9.2 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of December 31, 2024, BFLIC does not have any outstanding borrowings from the FHLB.

On May 12, 2021, the Company entered into a revolving credit agreement (“Revolving Credit Agreement”) with Truist Bank as the lender (the “Lender”). The Revolving Credit Agreement provides for an unsecured $10.0 million revolving credit facility that originally matured on April 12, 2024. On March 22, 2024, the Company entered into a First Amendment (the "Amendment") to its Revolving Credit Agreement (as amended, the “Credit Agreement”) with the Lender. The Amendment, among other things, (a) updates the interest rate provisions to memorialize that the Company pays interest on the unpaid principal balance of outstanding revolving loans at the Adjusted Term SOFR rate (as defined in the Credit Agreement), plus 2.00%, (b) extends the maturity date of the revolving credit facility to March 22, 2027, (c) requires the monthly payment of an unused commitment fee of 0.2% of the unused facility amount, and (d) requires that the Company maintain a consolidated net worth of not less than $64.2 million. Except as modified by the Amendment, the existing terms of the original Credit Agreement remain in effect.

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of  December 31, 2024 and 2023, the Company had outstanding borrowings of $4.0 million and $3.0 million under the Credit Agreement.

Cash and cash equivalents increased from $28.3 million at December 31, 2023 to $35.6 million at December 31, 2024. The increase in cash and cash equivalents during 2024 was primarily attributable to net cash provided by operating activities of $4.8 million.  Also contributing to the increase in cash and cash equivalents was net cash provided by investing activities of $2.3 million primarily as a result of investment sales and maturity of securities exceeding investment purchases.

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

New Accounting Pronouncements

See “Recently Issued Accounting Standards” in Note 1 of Notes to Consolidated Financial Statements.

Impact of Inflation

Insurance premiums are established before the amount of losses and loss adjustment expenses, or the extent to which inflation may affect such losses and expenses, are known. Consequently, in establishing its premiums, the Company attempts to anticipate the potential impact of inflation. If, for competitive reasons, premiums cannot be increased to anticipate inflation, this cost would be absorbed by the Company. Inflation also affects the rate of investment return on the Company’s investment portfolio with a corresponding effect on investment income. During 2024, inflation was a factor in increased loss experience within the Company’s automobile liability line of business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we have elected to comply with certain scaled disclosure reporting obligations, and therefore are not providing the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Atlantic American Corporation
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atlantic American Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America (US GAAP).

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Shareholders and Board of Directors
Atlantic American Corporation

Valuation of Insurance Reserves for Losses and Claims (Claim Reserves)

As reflected on the consolidated balance sheet and discussed in Note 7 to the consolidated financial statements, the Company’s insurance reserves for losses and claims (claim reserves), were $93.7 million as of December 31, 2024. The Company’s claim reserves relate primarily to its property casualty lines of business and Medicare supplement business. The process of establishing claim reserves requires the use of estimates and judgments based on circumstances underlying the insured loss at the date of accrual. Management’s judgments include claims adjusters’ evaluations for unpaid claims reported prior to the close of the accounting period, estimates of incurred but not reported (IBNR) claims based on past experience and estimates of loss adjustment expenses.

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

Valuation of Insurance Reserves for Future Policy Benefits (Policy Reserves)

As reflected on the consolidated balance sheet and discussed in Note 7 to the consolidated financial statements, the Company’s insurance reserves for future policy benefits (policy reserves) were $98.5 million as of December 31, 2024. Policy reserves are related to life and health insurance policies and are based upon significant assumptions including future investment yields, mortality rates, withdrawal rates and expenses after giving effect to possible risks of unexpected claim experience. These assumptions are based on historical experience modified as necessary to reflect anticipated trends and are generally established at contract inception.

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

Shareholders and Board of Directors
Atlantic American Corporation

o	Evaluating management’s loss recognition testing of aggregate reserve sufficiency.

•	Testing the completeness and accuracy of data used by management in developing assumptions on a sample basis.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2018.

Atlanta, Georgia
March 25, 2025

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
	(In thousands, except share and per share data)
ASSETS
Cash and cash equivalents	$35,570	$28,301
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $236,299 and $238,626; no allowance for credit losses)	212,612	218,219
Equity securities, at fair value (cost: $4,939 and $4,936)	7,900	9,413
Other invested assets (cost: $7,946 and $6,982)	6,616	6,381
Policy loans	1,722	1,778
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	230,126	237,067
Receivables:
Reinsurance (net of allowance for uncollectible reinsurance of $51 and $61)	22,942	21,103
Insurance premiums and other (net of allowance for expected credit losses $201 and $217)	27,458	23,690
Deferred income taxes, net	18,118	15,682
Deferred acquisition costs	44,842	43,850
Other assets	11,828	9,028
Intangibles	2,544	2,544
Total assets	$393,428	$381,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds
Future policy benefits	$98,464	$92,495
Unearned premiums	31,178	31,317
Losses and claims	93,707	87,478
Other policy liabilities	1,757	1,132
Total insurance reserves and policyholder funds	225,106	212,422
Accounts payable and accrued expenses	30,948	24,811
Revolving credit facility	4,023	3,019
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	293,815	273,990
Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; 22,400,894 shares issued; 20,399,758 and 20,402,288 shares outstanding as of 2024 and 2023, respectively	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	45,854	50,929
Accumulated other comprehensive loss	(18,712)	(16,121)
Unearned stock grant compensation	(2)	(13)
Treasury stock, at cost, 2,001,136 and 1,998,606 shares as of 2024 and 2023, respectively	(7,408)	(7,401)
Total shareholders’ equity	99,613	107,275
Total liabilities and shareholders’ equity	$393,428	$381,265

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(In thousands, except per share data)
Revenue:
Insurance premiums, net	$178,731	$178,825
Net investment income	9,791	10,058
Realized investment gains, net	1,210	70
Unrealized losses on equity securities, net	(1,516)	(2,177)
Other income	11	17
Total revenue	188,227	186,793

Benefits and expenses:
Insurance benefits and losses incurred	125,831	122,500
Commissions and underwriting expenses	48,030	46,124
Interest expense	3,419	3,269
Other expense	16,211	15,465
Total benefits and expenses	193,491	187,358

Loss before income taxes	(5,264)	(565)
Income tax benefit	(996)	(394)
Net loss	(4,268)	(171)
Preferred stock dividends	(399)	(399)
Net loss applicable to common shareholders	$(4,667)	$(570)
Loss per common share (basic and diluted)	(0.23)	(0.03)

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2024	2023
	(In thousands)
Net loss	$(4,268)	$(171)
Other comprehensive gain (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gain (loss) arising in the period	(3,263)	7,700
Related income tax effect	685	(1,617)
Subtotal	(2,578)	6,083

Less: reclassification adjustment for net realized gains included in net income	(17)	(70)
Related income tax effect	4	15
Subtotal	(13)	(55)

Total other comprehensive income (loss), net of tax	(2,591)	6,028
Total comprehensive income (loss)	$(6,859)	$5,857

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Preferred stock:
Balance, beginning of year	$55	$55
Balance, end of year	55	55
Common stock:
Balance, beginning of year	22,401	22,401
Balance, end of year	22,401	22,401
Additional paid-in capital:
Balance, beginning of year	57,425	57,425
Balance, end of year	57,425	57,425
Retained earnings:
Balance, beginning of year	50,929	51,982
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023	—	(75)
Net loss	(4,268)	(171)
Dividends on common stock	(408)	(408)
Dividends accrued on preferred stock	(399)	(399)
Balance, end of year	45,854	50,929
Accumulated other comprehensive loss:
Balance, beginning of year	(16,121)	(22,149)
Other comprehensive income (loss), net of tax	(2,591)	6,028
Balance, end of year	(18,712)	(16,121)
Unearned stock grant compensation:
Balance, beginning of year	(13)	(132)
Amortization of unearned compensation	11	119
Balance, end of year	(2)	(13)
Treasury stock:
Balance, beginning of year	(7,401)	(7,389)
Net shares acquired related to employee share-based compensation plans	(7)	(12)
Balance, end of year	(7,408)	(7,401)

Total shareholders’ equity	$99,613	$107,275
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of year	20,402,288	20,407,229
Net shares acquired under employee share-based compensation plans	(2,530)	(4,941)
Balance, end of year	20,399,758	20,402,288

See the accompanying notes to the consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,268)	$(171)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred acquisition costs	16,645	16,440
Acquisition costs deferred	(17,637)	(18,009)
Realized investment gains, net	(1,210)	(70)
Unrealized losses on equity securities, net	1,516	2,177
Losses from equity method investees	766	360
Compensation expense related to share awards	11	119
(Benefit) provision for credit losses	(26)	26
Depreciation and amortization	366	652
Deferred income tax benefit	(1,747)	(3,121)
Increase in receivables, net	(5,581)	(3,520)
Increase in insurance reserves and policyholder funds	12,684	9,771
Increase (decrease) in accounts payable and accrued expenses	6,137	(1,662)
Other, net	(2,856)	(370)
Net cash provided by operating activities	4,800	2,622

Cash flows from investing activities:
Proceeds from investments sold and policy loans redeemed	2,567	5,044
Proceeds from investments matured, called or redeemed	13,791	9,744
Investments purchased	(13,850)	(18,073)
Additions to property and equipment	(225)	(80)
Net cash provided by (used in) investing activities	2,283	(3,365)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Treasury stock acquired — net employee share-based compensation	(7)	(12)
Proceeds from revolving credit facility, net	1,000	1,000
Net cash provided by financing activities	186	181

Net increase (decrease) in cash	7,269	(562)
Cash and cash equivalents at beginning of year	28,301	28,863
Cash and cash equivalents at end of year	$35,570	$28,301

Supplemental cash flow information:
Cash paid for interest	$3,445	$3,227
Cash paid for income taxes	$580	$2,582

See the accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
Note 1.	Summary of Significant Accounting Policies

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

At December 31, 2024, the Parent owned five insurance subsidiaries, Bankers Fidelity Life Insurance Company and its wholly-owned subsidiaries, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), and American Southern Insurance Company and its wholly-owned subsidiary, American Safety Insurance Company.  American Southern Insurance Company also wholly-owned three non-insurance subsidiaries, Premier Adjusting and Claim Services, Inc., Automobile Safety Management, Inc. and Automated Systems of Georgia, Inc. (together with American Southern Insurance Company and American Safety Insurance Company known as “American Southern”). In addition, the Parent owned one non-insurance subsidiary, xCalibre Risk Services, Inc. The Parent has issued a guarantee of all liabilities of Bankers Fidelity.

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

Insurance Premiums and Other Receivables

Receivables amounts due from reinsurers, insureds and agents are evaluated periodically for collectability. Allowances for expected credit losses are established, as and when a loss has been determined probable, against the related receivable. An allowance for expected credit loss is recognized by the Company when determined on a specific account basis and a general provision for loss is made based on the Company’s historical and expected experience.

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

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting- An Amendment for Improvements to Reportable Segment Disclosures (Topic 280) (“ASU 2023-07”). The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendment; introduces a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM); extends certain annual disclosures to interim periods; clarifies single reportable segment entities must apply Topic 280 in its entirety, permits more than one measure of segment profit or loss to be reported under certain conditions, and requires disclosure of the title and position of the CODM. The amendments in this update do not change or remove existing disclosure requirements. The Update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, although early adoption is permitted. The company adopted ASU No. 2023-07 on December 31, 2024. Refer to Note 17 of Notes to Consolidated Financial Statements for details regarding the Company’s Segment Information.

Future Adoption of New Accounting Standards

Accounting for Long-Duration Contracts. In August 2018, the FASB issued ASU No. 2018-12, Financial Services —Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts (“ASU 2018-12”). This guidance (1) improves the timeliness of recognizing changes in the liability for future policy benefits and modifies the rate used to discount future cash flows, (2) simplifies and improves the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts, (3) simplifies the amortization of deferred acquisition costs, and (4) improves the effectiveness of the required disclosures. ASU 2018-12 is effective for annual reporting periods beginning after December 15, 2024 and interim periods beginning after December 15, 2025, although earlier adoption is permitted.  The Company is currently evaluating the new guidance and considering appropriate cohorts to be reported, such as lines of business and both premium paying and nonpremium paying policies. The Company expects to use the modified retrospective method upon adoption.  Although the financial impact on the financial statements has not been determined, it is presumed to be material.

Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The amendment requires that all entities disclose on an annual basis the following information about income taxes paid; the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes; and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5% of total income taxes paid (net of refunds received). All entities also are required to disclose; income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign; and income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The ASU, which also includes certain other amendments to improve the effectiveness of income tax disclosures, is effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the new guidance and any effect it will have on the Company’s financials.

Expense Disaggregation Disclosures.  In November 2024, the FASB issued ASU No. 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). This Update requires disaggregated disclosure of income statement expenses for public business entities (“PBE”). The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 adds ASC 220-40 to require a footnote disclosure about specific expenses by requiring companies to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes employee compensation, depreciation, and intangible asset amortization. The tabular disclosure would also include certain other expenses, which do not apply to the Company. The ASU does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnotes to the financial statements. ASU 2024-03 is effective for all PBEs for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the new guidance and any effect it will have on the Company’s financials.

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

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of December 31, 2024 and December 31, 2023.

Fixed maturities were comprised of the following:

	2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	$24	$2,144	$—	$24,371
Loan backed and structured securities	22,290	17	2,457	—	24,730
Obligations of states and political subdivisions	7,623	9	1,517	—	9,131
Corporate securities:
Utilities and telecom	24,623	108	3,206	—	27,721
Financial services	59,564	563	4,768	—	63,769
Other business – diversified	34,117	160	3,919	—	37,876
Other consumer – diversified	41,957	33	6,585	—	48,509
Total corporate securities	160,261	864	18,478	—	177,875
Redeemable preferred stocks:
Other consumer – diversified	187	—	5	—	192
Total redeemable preferred stocks	187	—	5	—	192
Total fixed maturities	$212,612	$914	$24,601	$—	$236,299

	2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,849	$51	$1,951	$—	$24,749
Loan backed and structures securities	27,210	12	2,993	—	30,191
Obligations of states and political subdivisions	8,106	15	1,424	—	9,515
Corporate securities:
Utilities and telecom	21,309	143	2,582	—	23,748
Financial services	59,584	560	4,931	—	63,955
Other business – diversified	34,386	403	2,940	—	36,923
Other consumer – diversified	44,570	87	4,870	—	49,353
Total corporate securities	159,849	1,193	15,323	—	173,979
Redeemable preferred stocks:
Other consumer – diversified	205	13	—	—	192
Total redeemable preferred stocks	205	13	—	—	192
Total fixed maturities	$218,219	$1,284	$21,691	$—	$238,626

Bonds having an amortized cost of $15,065 and $14,647 and included in the tables above were on deposit with insurance regulatory authorities at December 31, 2024 and 2023, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $226 at December 31, 2024 and 2023. Additionally, bonds having an amortized cost of $9,209 and $9,584 and included in the tables above were pledged as collateral to FHLB at December 31, 2024 and 2023, respectively.

	2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	1,149	843	—	306
Communications	6,751	2,118	—	4,633
Total equity securities	$7,900	$2,961	$—	$4,939

	2023
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	924	621	—	303
Communications	8,489	3,856	—	4,633
Total equity securities	$9,413	$4,477	$—	$4,936

The carrying value and amortized cost of the Company’s investments in fixed maturities at December 31, 2024 and 2023 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	2024		2023
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$7,484	$7,497	$1,715	$1,750
Due after one year through five years	62,722	64,703	60,423	62,423
Due after five years through ten years	32,820	35,552	33,596	36,752
Due after ten years	80,199	95,466	86,857	97,984
Asset backed securities	29,387	33,081	35,628	39,717
Totals	$212,612	$236,299	$218,219	$238,626

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of December 31, 2024 and 2023.

	2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,753	$33	$16,136	$2,111	$19,889	$2,144
Loan backed and structured securities	1,010	5	16,069	2,452	17,079	2,457
Obligations of states and political subdivisions	—	—	5,839	1,517	5,839	1,517
Corporate securities	18,510	755	125,930	17,723	144,440	18,478
Redeemable preferred stocks	188	5	—	—	188	5
Total temporarily impaired securities	$23,461	$798	$163,974	$23,803	$187,435	$24,601

	2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$4,197	$17	$15,639	$1,934	$19,836	$1,951
Loan backed and structured securities	997	20	23,837	2,973	24,834	2,993
Obligations of states and political subdivisions	1,145	3	5,936	1,421	7,081	1,424
Corporate securities	539	13	138,283	15,310	138,822	15,323
Total temporarily impaired securities	$6,878	$53	$183,695	$21,638	$190,573	$21,691

Analysis of Securities in Unrealized Loss Positions

As of December 31, 2024 and 2023, there were 213 and 222 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

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

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no ACL on its available-for-sale fixed maturities as of December 31, 2024 and 2023.

Investment income was earned from the following sources:

	2024	2023
Fixed maturities	$9,520	$9,333
Equity securities	335	332
Other	191	646
	10,046	10,311
Investment expenses	255	253
Net investment income	$9,791	$10,058

A summary of realized investment gains (losses) follows:

	2024
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$19	$—	$1,193	$1,212
Losses	(2)	—	—	(2)
Realized investment gains, net	$17	$—	$1,193	$1,210

	2023
	Fixed Maturities	Equity Securities	Other Invested Assets	Total
Gains	$70	$—	$—	$70
Losses	—	—	—	—
Realized investment gains, net	$70	$—	$—	$70

Proceeds from the sales of available-for-sale fixed maturities were as follows:

	2024	2023
Sales proceeds	$—	$5,035
Gross gains	—	70
Gross losses	—	—

Proceeds from the sales of equity securities were as follows:

	2024	2023
Sales proceeds	$—	$2
Gross gains	—	—
Gross losses	—	—

Proceeds from the sales of other invested assets were as follows:

	2024	2023
Sales proceeds	$2,510	$—
Gross gains	1,193	—
Gross losses	—	—

Sales of available-for-sale securities in 2024 and 2023 were primarily a result of improving the overall risk versus return profile of the portfolio. In addition, the Company sold its interest in a certain limited liability company held as other invested assets to a third-party in 2024.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the years ended December 31, 2024 and 2023.

	2024	2023
Net realized and unrealized losses recognized during the period on equity securities	$(1,516)	$(2,177)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized losses on equity securities, net	$(1,516)	$(2,177)

The Company’s bond portfolio included 99% investment grade securities, as defined by the NAIC, at December 31, 2024 and 2023.

Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,616 and $6,381 at December 31, 2024 and 2023, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 at December 31, 2024 and 2023.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,854 and $7,619, at December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had outstanding commitments totaling $2,200 and $4,518, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses. The reduction in the Company’s outstanding commitments was a result of an additional investment of $2,318 in the partnership.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of December 31, 2024 and December 31, 2023, the value of the equity security valued using Level 3 criteria was $189 and $185, respectively.   The equity security is not traded and is valued at cost. The use of different criteria or assumptions regarding data may have yielded materially different valuations.

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

As of December 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$212,612	$—	$212,612
Equity securities	7,711	—	189	7,900
Cash equivalents	14,948	—	—	14,948
Total	$22,659	$212,612	$189	$235,460

As of December 31, 2023, financial instruments carried at fair value were measured on a recurring basis as summarized below:

Assets:	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Fixed maturities	$—	$218,219	$—	$218,219
Equity securities	9,228	—	185	9,413
Cash equivalents	14,834	—	—	14,834
Total	$24,062	$218,219	$185	$242,466

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2024 and 2023.

	Level in	2024		2023
	Fair Value Hierarchy(1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$35,570	$35,570	$28,301	$28,301
Fixed maturities	Level 2	212,612	212,612	218,219	218,219
Equity securities	(1)	7,900	7,900	9,413	9,413
Policy loans	Level 3	1,722	1,722	1,778	1,778

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	35,443	33,738	33,670
Revolving credit facility	Level 2	4,023	4,023	3,019	3,019

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a disclosure of levels for classes of these financial assets.

Note 4.	Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for expected credit losses, at December 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the year ended December 31, 2024 and 2023.

	At and year ended December 31, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$21,103	$61
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		—
Current period change for estimated uncollectible reinsurance		(10)
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$22,942	$51

	At and year ended December 31, 2023
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$25,913	$—
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		75
Current period change for estimated uncollectible reinsurance		(14)
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$21,103	$61

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at December 31, 2024 and 2023, and the changes in the allowance for expected credit losses for the year ended December 31, 2024 and 2023.

	At and year ended December 31, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,690	$217
Current period change for expected credit losses		(16)
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$27,458	$201

	At and year ended December 31, 2023
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$15,386	$177
Cumulative effect of adoption of updated accounting guidance for credit losses at January 1, 2023		—
Current period change for expected credit losses		40
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$23,690	$217

Note 5.	Deferred Policy Acquisition Costs

The following table presents a rollforward of deferred policy acquisition costs by segment for the years ended December 31.

	2024		2023
	American Southern	Bankers Fidelity	American Southern	Bankers Fidelity
Deferred policy acquisition costs:
Balance, beginning of year	$2,700	$41,150	$2,401	$39,880
Capitalization	8,498	9,139	8,689	9,320
Amortization	(8,332)	(8,313)	(8,390)	(8,050)
Balance, end of year	$2,866	$41,976	$2,700	$41,150

Note 6.	Internal-Use Software

On March 3, 2021, the Company entered into a hosting arrangement through a service contract with a third party software solutions vendor to provide a suite of policy, billing, claim, and customer management services. The software is managed, hosted, supported, and delivered as a cloud-based software service product offering (software-as-a-service). The initial term of the arrangement, as amended, was three years. The arrangement was renewed in March 2024 for an additional five years, with a subsequent renewal term of five years.

Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized. The Company will begin amortizing, on a straight-line basis over the expected remaining term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $108 and $1,545 during the years ended December 31, 2024 and 2023, respectively. The Company has capitalized $4,675 and $4,567 in implementation costs in other assets in its condensed consolidated balance sheet as of December 31, 2024 and 2023, respectively. The Company expects the software will be substantially ready for its intended use during 2025. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for years ended December 31, 2024 and 2023.

Note 7.	Insurance Reserves and Policyholder Funds

The following table presents the Company’s reserves for life, accident and health, and property and casualty losses, claims and loss adjustment expenses at December 31, 2024 and 2023.

			Amount of Insurance In Force, Net
	2024	2023	2024	2023
Future policy benefits
Life insurance policies:
Ordinary life and annuities	$49,467	$50,040	$165,856	$172,907
Group life	19,129	11,917	809,896	633,017
	68,596	61,957	$975,752	$805,924
Accident and health insurance policies	29,868	30,538
	98,464	92,495
Unearned premiums	31,178	31,317
Losses, claims and loss adjustment expenses	93,707	87,478
Other policy liabilities	1,757	1,132
Total insurance reserves and policyholder funds	$225,106	$212,422

Annualized premiums for accident and health insurance policies were $82,730 and $84,127 at December 31, 2024 and 2023, respectively.

Future Policy Benefits

Liabilities for future benefits on life insurance policies and accident and health insurance policies are based on assumed investment yields, mortality rates, disablement rates, benefit utilization rates, and lapse rates after giving effect to possible risks of unexpected adverse claim experience. The mortality, morbidity, and lapse assumptions are based upon the Company’s experience and incorporate a margin for adverse experience development.  These assumptions are modified as necessary to reflect anticipated trends and are generally established at contract inception.  The interest rates assumed, which reflect future investment yields at the time policies are issued, are generally: (i) 2.5% to 5.5% for issues prior to 1977, (ii) 5.5% to 7.0% for 1977 through 1979 issues, (iii) 9.0% for 1980 through 1987 issues, (iv) 5.0% to 7.0% for 1988 through 2009 issues, and (v) 3.0% to 4.0% for 2010 through 2024 issues.

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

Activity in the liability for unpaid loss and claim reserves is summarized as follows:

	2024		2023
Balance at January 1	$87,478		$87,484
Less: Reinsurance recoverable on unpaid losses	(14,678)		(17,647)
Net balance at January 1	72,800		69,837

Incurred related to:
Current year	112,393		113,246
Prior years	5,708	(1)	1,418	(2)
Total incurred	118,101		114,664

Paid related to:
Current year	64,300		67,484
Prior years	50,284		44,217
Total paid	114,584		111,701
Net balance at December 31	76,317		72,800
Plus: Reinsurance recoverable on unpaid losses	17,390		14,678
Balance at December 31	$93,707		$87,478

(1)
Prior years’ development was primarily the result of unfavorable development in the automobile liability line of business in the property and casualty operations due to frequency and severity in the inflationary factors, as well as unfavorable development in the 2021 and 2022 accident years.

(2)
Prior years’ development was primarily the result of unfavorable development in the property and casualty operations predominately in the automobile liability line of business due to inflationary factors, partially offset by favorable development in the Medicare supplement line of business in the life and health operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	2024	2023
Total incurred losses	$118,101	$114,664
Cash surrender value and matured endowments	1,225	1,323
Benefit reserve changes	6,505	6,513
Total insurance benefits and losses incurred	$125,831	$122,500

Liability for Unpaid Losses, Claims and Loss Adjustment Expenses

The following is information, by significant product lines, about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as the cumulative number of reported claims and the total of IBNR reserves plus expected development on reported claims included within the net incurred claims amounts. The information presented for the years ended December 31, 2015 and prior is presented as supplementary information and is unaudited.

Medicare Supplement

	For the Years Ended December 31,										As of December 31, 2024
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$55,482	$54,939	$54,993	$54,990	$54,984	$54,985	$54,985	$54,985	$54,985	$54,985	$—	898
2016		58,849	59,851	63,226	63,225	63,221	63,221	63,221	63,221	63,221	—	1,037
2017			67,960	69,655	69,643	69,635	69,633	69,633	69,632	69,633	—	1,512
2018				79,140	80,404	80,361	80,357	80,351	80,348	80,348	—	2,052
2019					88,765	87,028	86,988	86,986	86,980	86,978	—	2,246
2020						75,857	75,715	75,730	75,730	75,708	—	1,853
2021							65,267	61,579	61,785	61,740	14	1,771
2022								58,777	56,047	55,970	50	2,107
2023									48,367	47,029	234	2,159
2024										43,708	12,208	1,769
										$639,320

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$45,430	$54,876	$54,993	$54,990	$54,984	$54,985	$54,985	$54,985	$54,985	$54,985
2016		49,165	59,747	63,226	63,225	63,221	63,221	63,221	63,221	63,221
2017			57,696	69,517	69,643	69,635	69,633	69,633	69,633	69,633
2018				66,565	80,222	80,361	80,355	80,351	80,348	80,348
2019					72,333	86,856	86,978	86,985	86,980	86,978
2020						63,129	75,527	75,710	75,715	75,708
2021							50,197	61,350	61,733	61,726
2022								46,111	55,808	55,920
2023									36,388	46,795
2024										31,500
										$626,814
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$12,506

The cumulative number of reported claims for the Medicare Supplement line of business is the number of distinct claims incurred and submitted to the Centers for Medicare and Medicaid Services (or its designee) for payment in the given year. Multiple payments on the same claim are not counted in the claim frequency data. For Medicare Supplement policies, the estimated ultimate claims incurred, using claims data reported during each month of any given year, are calculated using the chain ladder method. Because claim patterns vary significantly during the year, this method is modified to reflect claim experience over the corresponding four-month period prior to the statement date during the prior two calendar years, and recent claim experience during a twelve-month period from sixteen months prior to the valuation date through five months prior to the valuation date. Additional adjustments to the estimated ultimate claims incurred are then applied to account for seasonal changes in claim experience and changes in the rate of claim processing. The liability for Medicare Supplement claims that are Incurred but Not Reported (the IBNR) is calculated by subtracting both paid claims through the valuation date and claims in the course of settlement as of the valuation date from the estimated ultimate claims. Thirty-six months of loss data are used to develop the estimated ultimate incurred claims. For other accident and health products and life products, similar approaches are used and modified to reflect the unique aspects of the products.

Automobile Liability

	For the Years Ended December 31,										As of December 31, 2024
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$18,521	$19,857	$20,017	$20,007	$20,086	$20,680	$20,849	$20,955	$21,021	$21,016	$—	3,537
2016		20,549	21,275	21,846	22,388	22,245	22,310	22,448	22,448	22,448	—	3,863
2017			22,179	24,212	23,766	25,180	26,009	26,153	26,231	26,254	1	3,813
2018				24,284	25,682	27,338	30,013	30,464	31,135	31,170	109	3,651
2019					25,241	24,045	25,724	28,042	28,513	29,216	71	3,608
2020						22,416	16,442	20,137	21,164	21,459	163	2,523
2021							25,887	21,172	24,957	27,041	733	2,791
2022								28,860	27,293	31,633	2,446	2,918
2023									33,266	33,626	3,710	2,910
2024										34,105	15,837	2,450
										$277,968

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$6,226	$11,878	$14,938	$17,612	$19,557	$20,234	$20,726	$20,904	$21,021	$21,016
2016		6,796	13,141	16,397	19,613	21,408	21,809	22,448	22,448	22,448
2017			7,401	16,317	20,221	22,778	25,023	25,712	26,222	26,249
2018				6,989	15,647	21,121	24,662	27,671	29,201	30,507
2019					7,305	14,694	19,384	22,868	26,126	28,778
2020						5,172	9,941	14,693	18,133	20,466
2021							6,242	13,918	19,230	24,798
2022								7,023	18,010	24,137
2023									9,068	22,232
2024										8,939
										$229,570
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$48,398

Automobile Physical Damage

	For the Years Ended December 31,					As of December 31, 2024
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance					IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2020	2021	2022	2023	2024
2020	$10,288	$10,080	$10,047	$10,024	$10,013	$4	1,645
2021		14,296	13,385	13,305	13,329	2	1,913
2022			10,962	10,648	10,564	3	1,772
2023				6,460	6,485	13	1,591
2024					7,418	135	1,542
					$47,809

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2020	2021	2022	2023	2024
2020	$8,347	$9,952	$10,008	$9,992	$9,973
2021		11,993	13,277	13,257	13,302
2022			8,475	10,368	10,528
2023				5,397	6,340
2024					5,864
					$46,007
All outstanding liabilities before 2020, net of reinsurance					6
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance					$1,808

General Liability

	For the Years Ended December 31,										As of December 31, 2024
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$4,421	$1,037	$1,227	$1,044	$867	$855	$855	$870	$870	$871	$4	150
2016		3,119	1,148	736	608	621	619	620	620	620	—	94
2017			1,490	488	513	738	738	839	777	777	—	84
2018				1,656	333	198	128	183	183	193	2	77
2019					1,916	707	455	515	909	516	19	98
2020						2,223	670	657	363	793	45	91
2021							2,567	1,329	1,328	1,267	33	105
2022								2,770	2,380	2,530	408	135
2023									2,887	1,445	528	116
2024										3,139	1,834	86
										$12,151

	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$98	$259	$464	$664	$863	$855	$855	$854	$854	$855
2016		116	203	568	608	617	619	620	620	620
2017			75	136	365	556	696	741	777	777
2018				65	90	115	128	183	183	185
2019					41	209	242	354	404	433
2020						208	385	462	539	593
2021							364	646	813	1,178
2022								402	1,169	1,622
2023									125	399
2024										239
										$6,901
All outstanding liabilities before 2015, net of reinsurance										208
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$5,458

Surety

	For the Years Ended December 31,										As of December 31, 2024
	Incurred Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance										IBNR Reserves	Cumulative Number of Reported Claims
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,902	$1,630	$1,400	$1,359	$1,406	$1,310	$1,307	$1,280	$1,279	$1,279	$—	50
2016		3,314	1,812	1,865	1,876	1,865	1,678	1,670	1,666	1,660	—	47
2017			4,677	3,671	3,799	3,629	3,514	3,440	3,448	3,403	2	67
2018				3,528	1,938	1,381	956	767	750	750	—	64
2019					2,130	657	630	513	507	439	—	32
2020						2,263	574	465	460	402	—	23
2021							2,936	1,455	1,497	1,475	—	36
2022								3,202	2,339	2,296	32	51
2023									2,634	1,627	12	122
2024										2,324	1,402	33
										$15,655
	Cumulative Paid Losses, Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$641	$856	$1,127	$1,125	$1,128	$1,271	$1,273	$1,279	$1,279	$1,279
2016		1,054	1,732	1,772	1,873	1,862	1,677	1,670	1,666	1,660
2017			1,971	3,255	3,523	3,545	3,442	3,402	3,400	3,394
2018				1,157	1,454	1,361	941	760	749	748
2019					259	395	568	446	444	439
2020						97	460	464	459	400
2021							156	803	1,496	1,475
2022								970	2,191	2,180
2023									98	1,602
2024										392
										$13,569
All outstanding liabilities before 2015, net of reinsurance										78
Liabilities for losses, claims and loss adjustment expenses, net of reinsurance										$2,164

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

The following is supplementary information about average historical claims duration as of December 31, 2024.

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Subrogation and Reinsurance (Unaudited)
Reserve Line	1st Year	2nd Year	3rd Year	4th Year	5th Year	6th Year	7th Year	8th Year	9th Year	10th Year
Medicare Supplement	80.9%	17.8%	0.2%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Automobile Liability	25.8%	29.6%	17.3%	13.8%	9.6%	4.3%	2.8%	0.3%	0.3%	0.0%
Automobile Physical Damage	83.2%	14.5%	0.6%	0.1%	-0.2%	0.0%	0.0%	0.0%	0.0%	0.0%
General Liability	16.8%	20.0%	21.5%	17.3%	14.6%	2.2%	1.5%	0.0%	0.0%	0.1%
Surety	48.5%	49.5%	13.2%	11.4%	-7.1%	-0.7%	-0.1%	0.0%	-0.2%	0.0%

The reconciliation of the net incurred and paid claims development tables to the liability for losses, claims and loss adjustment expenses is as follows:

December 31, 2024
Net outstanding liabilities
Medicare supplement	$12,506
Automobile liability	48,398
Automobile physical damage	1,808
General liability	5,458
Surety	2,164
Other short-duration insurance lines	3,778
Liabilities for unpaid losses, claims and loss adjustment expenses, net of reinsurance	74,112

Reinsurance recoverable on unpaid losses:
Medicare supplement	8,788
Automobile liability	5,493
Automobile physical damage	—
General liability	3,109
Other short-duration insurance lines	—
Total reinsurance recoverable on unpaid losses	17,390

Unallocated claims adjustment expenses	2,205

Total gross liability for unpaid losses, claims and loss adjustment expenses	$93,707

Note 8.	Reinsurance

In accordance with general practice in the insurance industry, portions of the life, property and casualty insurance written by the Company are reinsured; however, the Company remains liable with respect to reinsurance ceded should any reinsurer be unable or unwilling to meet its obligations. Approximately 99.8% of the Company’s reinsurance recoverables were due from a single reinsurer as of December 31, 2024. Reinsurance recoverables of $22,887 were due from General Re Corporation, rated “AA+” by Standard & Poor’s and “A++” (Superior) by A.M. Best. Allowances for uncollectible amounts are established against reinsurance recoverables, if appropriate.

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

Life and Health Operations

Bankers Fidelity has entered into reinsurance contracts ceding the excess of its life retention. Maximum retention by Bankers Fidelity on any one individual life insurance policyholder is $200,000. As of December 31, 2024, $7.2 million of the $975.8 million of life insurance in force at Bankers Fidelity was reinsured under a combination of coinsurance and yearly renewable term agreements. Certain prior year reinsurance agreements also remain in force although they no longer provide reinsurance for new business.

Bankers Fidelity has also entered into a reinsurance contract ceding excess new Medicare Supplement business to General Re Life Corporation. Ceding thresholds are set annually. During 2024, the liability of the reinsurer was 50% of all new Medicare Supplement business issued by the Company on amounts up to a maximum retention of $15.0 million of annualized premium. Accordingly, $5.1 million of the Company’s $10.1 million of new annualized Medicare Supplement premium was ceded.

The effects of reinsurance on premiums written, premiums earned and insurance benefits and losses incurred were as follows:

	For the Year Ended December 31, 2024
	American Southern	Bankers Fidelity	Total
Direct premiums written	$45,837	$164,141	$209,978
Assumed premiums written	27,833	9	27,842
Ceded premiums written	(5,979)	(53,236)	(59,215)
Net premiums written	$67,691	$110,914	$178,605

Direct premiums earned	$46,149	$164,282	$210,431
Assumed premiums earned	27,519	9	27,528
Ceded premiums earned	(5,979)	(53,249)	(59,228)
Net premiums earned	$67,689	$111,042	$178,731

Provision for benefits and losses incurred	$58,024	$109,349	$167,373
Reinsurance loss recoveries	(2,257)	(39,285)	(41,542)
Insurance benefits and losses incurred	$55,767	$70,064	$125,831

	For the Year Ended December 31, 2023
	American Southern	Bankers Fidelity	Total
Direct premiums written	$49,580	$166,093	$215,673
Assumed premiums written	27,987	29	28,016
Ceded premiums written	(5,902)	(55,933)	(61,835)
Net premiums written	$71,665	$110,189	$181,854

Direct premiums earned	$46,349	$166,368	$212,717
Assumed premiums earned	27,996	7	28,003
Ceded premiums earned	(5,902)	(55,993)	(61,895)
Net premiums earned	$68,443	$110,382	$178,825

Provision for benefits and losses incurred	$52,899	$110,995	$163,894
Reinsurance loss recoveries	(1,884)	(39,510)	(41,394)
Insurance benefits and losses incurred	$51,015	$71,485	$122,500

Components of reinsurance receivables at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses, net of allowance	$8,602	$8,788	$17,390
Recoverable on unpaid benefits	—	4,607	4,607
Recoverable on paid losses	—	—	—
Ceded unearned premiums	—	608	608
Ceded advanced premiums	—	337	337
Total reinsurance receivables	$8,602	$14,340	$22,942

	December 31, 2023
	American Southern	Bankers Fidelity	Total
Recoverable on unpaid losses, net of allowance	$6,415	$8,263	$14,678
Recoverable on unpaid benefits	—	5,470	5,470
Recoverable on paid losses	—	108	108
Ceded unearned premiums	—	621	621
Ceded advanced premiums	—	226	226
Total reinsurance receivables	$6,415	$14,688	$21,103

Note 9.	Income Taxes

Total income taxes were allocated as follows:

	2024	2023
Total tax benefit on income	$(996)	$(394)

Tax expense (benefit) on components of shareholders’ equity:
Net unrealized income (losses) on investment securities	(689)	1,602
Total tax expense (benefit)	$(1,685)	$1,208

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and the income tax benefit is as follows:

	2024	2023
Federal income tax provision at the statutory rate	$(1,105)	$(119)
Statutory rate	21%	21%
Dividends-received deduction	(25)	(24)
Meals and entertainment	76	15
Vested stock and club dues	3	16
Parking disallowance	20	17
Adjustment for prior years’ estimates to actual	35	(299)
Income tax benefit	$(996)	$(394)
Effective tax rate	18.9%	69.7%

The primary difference between the effective tax rate and the federal statutory income tax rate for 2024 resulted from a permanent difference related to meals and entertainment.  Also contributing to differences between the effective tax rate and the federal statutory income tax rate was the adjustment for prior years’ estimates to actual that are generally updated at the completion of the third quarter of each fiscal year and were $35 in the year ended December 31, 2024. Another contributing factor to the differences between the effective tax rate and the federal statutory income tax rate was a permanent difference related to dividends-received deduction (“DRD”). The current estimated DRD is adjusted as underlying factors change and can vary from estimates based on, but not limited to, actual distributions from investments as well as the amount of the Company’s taxable income.

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

Deferred tax assets and liabilities at December 31, 2024 and 2023 were comprised of the following:

	2024	2023
Deferred tax assets:
Deferred acquisition costs	$9,508	$8,808
Net unrealized investment losses	4,350	3,342
Insurance reserves	3,139	2,898
Impaired assets	791	791
Bad debts and other	482	337
Net operating loss	1,940	559
Total deferred tax assets	20,210	16,735
Deferred tax liabilities:
Deferred and uncollected premiums	$(2,092)	(1,053)
Total deferred tax liabilities	(2,092)	(1,053)
Net deferred tax asset	$18,118	$15,682

The components of income tax benefit were:

	2024	2023
Current – Federal	$751	$2,727
Deferred – Federal	(1,747)	(3,121)
Total	$(996)	$(394)

The Company has formal tax-sharing agreements, and files a consolidated income tax return, with its subsidiaries. Tax years 2021, 2022 and 2023 are considered open tax years that remain subject to examination by the Internal Revenue Service.

Note 10.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of December 31, 2024 and 2023, the Company had outstanding borrowings of $4,023 and $3,019, respectively, under the Credit Agreement.

For the year ended 2024 and 2023, the Company incurred $283 and $200 in interest expense, respectively, on the revolving credit facility borrowing. During the year ended 2024 and 2023, the Company paid $9 and $0, respectively, in fees on the available unused amount of the revolving credit facility of $6,000. At December 31, 2024 and 2023, the effective interest rate was 6.67% and 7.46%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At December 31, 2024, the effective interest rate was 8.82%.

The financial structure of each of Atlantic American Statutory Trust I and II, as of December 31, 2024 and 2023, was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES(1)(2)
Balance December 31, 2024	$18,042	$23,196
Less: Treasury debt(3)	—	(7,500)
Net balance December 31, 2024	$18,042	$15,696
Net balance December 31, 2023	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161 spread adj + 4.00%	3-Month SOFR + 0.26161 spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by(4)	Atlantic American Corporation	Atlantic American Corporation

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

The Company has two operating lease agreements, each for the use of office space in the ordinary course of business. The original term of the first lease was to automatically renew on an annual basis and was amended on December 26, 2024, when the Company and its subsidiary, Bankers Fidelity Life Insurance Company, entered into a Second Amendment to Lease Agreement (the “Second Amendment”) with 4370 Peachtree LLC. The Second Amendment amends the Lease Agreement, dated November 1, 2007, by and among the same parties (as previously amended, the “Lease Agreement”), pursuant to which the Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia. Pursuant to the Second Amendment, the Lease Agreement was modified to increase the base rent payable by the Company, beginning January 1, 2025. The Second Amendment also provides for rent adjustment on January 1, 2027, January 1, 2030 and each five years thereafter.

The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for each of the years ended December 31, 2024 and 2023 was $1,014.

Additional information regarding the Company’s real estate operating leases is as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Other information on operating leases:
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$1,065	1,048
Right-of-use assets included in other assets on the consolidated balance sheet	5,225	2,614
Weighted average discount rate	6.8%	6.8%
Weighted average remaining lease term in years	7.9 years	2.9 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
2025	$1,207
2026	1,066
2027	645
2028	645
2029	645
Thereafter	3,595
Total undiscounted lease payments	7,803
Less: present value adjustment	2,445
Operating lease liability included in accounts payable and accrued expenses on the consolidated balance sheet	$5,358

Note 12.	Benefit Plans

Equity Incentive Plan

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

During the year ended 2024 and 2023, there were no restricted shares issued under the 2022 Plan. The estimated fair value of the restricted shares issued are based on the common stock price at date of grant. Stock grants are generally issued from treasury shares. Vesting of restricted shares generally occurs after a one to three year period following the date of grant. The Company accounts for forfeitures as they occur. There were no stock options granted or outstanding under the 2022 Plan in 2024 and 2023.

Shares available for future grant under the 2022 Plan at December 31, 2023 and 2022 were 2,960,000.

401(k) Plan

The Company initiated an employees’ savings plan (the “Plan”) qualified under Section 401(k) of the Internal Revenue Code in May 1995. The Plan covers substantially all of the Company’s employees. Effective January 1, 2009, the Company modified the Plan such that the Plan would operate on a safe harbor basis. Under the Plan, employees may defer up to 50% of their compensation, not to exceed the annual deferral limit. The Company’s total matching contribution for 2024 and 2023 was $306 and $283, respectively, and consisted of a contribution equal to 35% of up to the first 6% of each participant’s contributions. In addition to the matching contribution, the Company also provided a 3% safe harbor non-elective contribution in 2024 and 2023 of $682 and $629, respectively. All contributions were made in cash. Participants are 100% vested in their own contributions and the vested percentage attributable to certain employer contributions is based on a five-year graded schedule.

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

Note 13.	Preferred Stock

The Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding at December 31, 2024 and 2023, respectively. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a par value of $1 per share and a redemption value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. The Company had accrued, but unpaid, dividends, on the Series D Preferred Stock of $18 at December 31, 2024 and 2023. During each of 2024 and 2023, the Company paid Series D Preferred Stock dividends of $399.

Note 14.	Loss Per Common Share

Basic loss per share was computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The computation of diluted loss per share reflected the effect of potentially dilutive securities.

A reconciliation of the numerator and denominator of the loss per common share calculations is as follows:

	For the Year Ended December 31, 2024
	Loss	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(4,268)	20,400	-
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(4,667)	20,400	$(0.23)

	For the Year Ended December 31, 2023
	Loss	Weighted Average Shares Outstanding (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share
Net loss before preferred stock dividends	$(171)	20,404	-
Less preferred stock dividends	(399)	—
Net loss applicable to common shareholders	$(570)	20,404	$(0.03)

The assumed conversion of the Company’s Series D Preferred Stock was excluded from the earnings per common share calculation for 2024 and 2023 since its impact would have been antidilutive.

Note 15.	Statutory Reporting

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

The Company meets the minimum capital requirements in the states in which it does business. The amount of reported statutory net income and capital and surplus (shareholders’ equity) for the Parent’s insurance subsidiaries for the years ended December 31 was as follows:

	2024	2023
Bankers Fidelity, net income	$1,359	$7,017
American Southern, net income	1,442	3,964
Statutory net income	$2,801	$10,981

Bankers Fidelity, capital and surplus	$32,443	$38,299
American Southern, capital and surplus	47,670	51,774
Statutory capital and surplus	$80,113	$90,073

Under the insurance code of the state in which each insurance subsidiary is domiciled, dividend payments to the Parent by its insurance subsidiaries are subject to certain limitations without the prior approval of the applicable state’s Insurance Commissioner. The Parent received dividends of $9,000 and $8,400 in the years ended 2024 and 2023, respectively, from its subsidiaries. In 2025, dividend payments to the Parent by the insurance subsidiaries in excess of $6,347 would require prior approval.

Note 16.	Related Party Transactions

In the normal course of business the Company has engaged in transactions with entities affiliated with the controlling shareholder of the Company. These transactions include the leasing of office space, certain investing and financing activities, as well as inconsequential administrative and consulting services. At December 31, 2024, two members of the Company’s board of directors, including the Company’s Chairman, President and Chief Executive Officer, were considered to be affiliates of the majority shareholder.

The Company leases approximately 49,586 square feet of office and covered garage space from one such controlled entity, 4370 Peachtree LLC. During the years ended December 31, 2024 and 2023, the Company paid $1,153 and $1,199, respectively, under this lease.

On December 26, 2024, the Company and its subsidiary, Bankers Fidelity Life Insurance Company, entered into a Second Amendment to Lease Agreement (the “Second Amendment”) with 4370 Peachtree LLC. The Second Amendment amends the Lease Agreement, dated November 1, 2007, by and among the same parties (as previously amended, the “Lease Agreement”), pursuant to which the Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia. Pursuant to the Second Amendment, the Lease Agreement was modified to increase the base rent payable by the Company, beginning January 1, 2025. The Second Amendment also provides for rent adjustment on January 1, 2027, January 1, 2030 and each five years thereafter.

Certain financing for the Company has also been provided by this entity in the form of an investment in the Series D Preferred Stock (See Note 13). During the years ended December 31, 2024 and 2023, the Company paid this entity $399 in dividends on the Series D Preferred Stock.

Certain members of the Company’s management and board of directors are shareholders and on the board of directors of Gray Media, Inc., formerly Gray Television, Inc. (“Gray”). As of December 31, 2024 and 2023, the Company owned 880,272 shares of Gray Class A common stock and 106,000 shares of Gray common stock. The aggregate carrying value of these investments in Gray at December 31, 2024 and 2023 was $6,751 and $8,490, respectively.

In each of the years ended December 31, 2024 and 2023, Gray paid the Company approximately $2,173 and $2,050 in insurance premiums related to certain voluntary employee benefit plans.

Note 17.	Segment Information

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

The Company adopted ASU No. 2023-07, Segment Reporting- An Amendment for Improvements to Reportable Segment Disclosures (Topic 280) in December 2024. The most significant provision was for the Company to disclose significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”). Our CODM is the Company’s Chairman, President and Chief Executive Officer. The segment’s most significant expenses include insurance benefits and losses incurred and other expenses, such as commissions and underwriting.  Interest expense at the segment level is insignificant. To assess proﬁtability on a reportable segment basis, the CODM reviews income (loss) before income taxes.

	For the Year Ended December 31, 2024
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$67,689	$111,042	$—	$—	$178,731
Insurance benefits and losses incurred	55,767	70,064	—	—	125,831
Expenses deferred	(8,498)	(9,139)	—	—	(17,637)
Amortization and depreciation expense	8,390	8,357	1	—	16,748
Other expenses	15,673	42,660	23,356	(13,140)	68,549
Total expenses	71,332	111,942	23,357	(13,140)	193,491
Underwriting income	(3,643)	(900)	—	—	(4,543)
Net investment income (loss)	4,151	5,544	3,705	(3,609)	9,791
Other income (loss)	5	6	9,531	(9,531)	11
Subtotal	513	4,650	(10,121)	—	(4,958)
Net realized gains	666	544	—	—	1,210
Unrealized losses on equity securities	(291)	(1,039)	(186)	—	(1,516)
Income (loss) before income taxes	$888	$4,155	$(10,307)	$—	$(5,264)
Total revenues	$72,220	$116,097	$13,050	$(13,140)	$188,227
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$147,214	$210,819	$144,522	$(109,127)	$393,428

	For the Year Ended December 31, 2023
	American Southern	Bankers Fidelity	Corporate & Other	Adjustments & Eliminations	Consolidated
Insurance premiums, net	$68,443	$110,382	$—	$—	$178,825
Insurance benefits and losses incurred	51,015	71,485	—	—	122,500
Expenses deferred	(8,689)	(9,320)	—	—	(18,009)
Amortization and depreciation expense	8,389	8,050	509	—	16,948
Other expenses	17,046	39,262	21,875	(12,264)	65,919
Total expenses	67,761	109,477	22,384	(12,264)	187,358
Underwriting income	682	905	—	—	1,587
Net investment income (loss)	4,507	5,755	3,325	(3,529)	10,058
Other income (loss)	7	7	8,738	(8,735)	17
Subtotal	5,196	6,667	(10,321)	—	1,542
Net realized gains (losses)	—	70	—	—	70
Unrealized losses on equity securities	(111)	(2,015)	(51)	—	(2,177)
Income (loss) before income taxes	$5,085	$4,722	$(10,372)	$—	$(565)
Total revenues	$72,846	$114,199	$12,012	$(12,264)	$186,793
Intangibles	$1,350	$1,194	$—	$—	$2,544
Total assets	$149,236	$203,079	$146,585	$(117,635)	$381,265

Note 18.	Commitments and Contingencies

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

Note 19.	Subsequent Events

On March 25, 2025, the Company announced that the board of directors declared  an annual cash dividend of $0.02 per share of common stock that is payable to shareholders of record at the close of business on April 9, 2025.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on that evaluation, management, including the Chief Executive Officer and Chief Financial Officer, concluded that disclosure controls and procedures were not effective as of that date due to the previously identified and unremediated material weakness in internal control over financial reporting described below.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the updated 2013 Internal Control – Integrated Framework. Based on that evaluation, management believes that internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) was not effective as of December 31, 2024, as a result of the previously identified and unremediated material weakness described below.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, we previously identified certain deficiencies in internal control that we believe rise to the level of a material weakness.  Specifically, management determined that the design of the controls surrounding the process of reviewing insurance reserves and deferred acquisition costs within the Company’s life and health segment was not effective.  This deficiency in design did not enable the timely detection of anomalies in these values at the level of precision necessary to detect misstated values that may be material.

Notwithstanding these deficiencies, management believes that, because of the actions taken by management in identifying, and the efforts that the Company has been taking to address and correct, these deficiencies prior to the completion and filing of this Annual Report on Form 10-K, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  Similarly, there were no changes to any of our historical financial statements.

Changes in Internal Control Over Financial Reporting

The Company’s remediation efforts of the previously identified material weakness, which began in the quarter ended March 31, 2024, remained ongoing though the quarter ended December 31, 2024, and through the date hereof. The Company has made significant progress in its remediation efforts, and during the quarter ended December 31, 2024, management conducted a systematic review of the components of underwriting income for the Company’s Life products.  This review included independent calculations of actuarial values for these products using a comprehensive process that had been developed, tested, and implemented during the quarter ended December 31, 2024.  Based on this review, management did not identify any material misstatement in the Company’s financial statements.

In furtherance of the remediation efforts, the Company has continued the development of a system to perform calculations independently of the actuarial models. This system is intended to verify that the product parameters and actuarial assumptions are properly reflected in the reported values.  The Company’s group whole life product has been implemented on the system, which was used to validate the actuarial values for this product as of December 31, 2024.  The Company currently expects that an extension of this system to accommodate other product lines the Company offers will be operational by September 30, 2025.  Full development and implementation of this system has required more time than previously anticipated due to unforeseen complexities inherent in the actuarial software systems used to calculate and report the actuarial values.  These complexities have required additional effort to understand and to replicate in this system, and to complete the remediation process

Inherent Limitations on Effectiveness of Controls

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

None of the Company's directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024, as such terms are defined under Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

With the exception of certain information relating to the executive officers of the Company, which is provided in Part I hereof, the information relating to securities authorized for issuance under equity compensation plans and the information relating to the Company’s Code of Business Conduct and Ethics, each of which is included below, all information required by Part III (Items 10, 11, 12, 13 and 14 of Form 10-K) is incorporated by reference to the sections entitled “Election of Directors,” “Security Ownership of Certain Beneficial Owners and Management,” “Delinquent Section 16(a) Reports” (if applicable), “Executive Compensation,” “Certain Relationships and Related Person Transactions" and “Ratification of the Appointment of the Company's Independent Registered Public Accounting Firm” to be contained in the Company’s definitive proxy statement in connection with the Company’s 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of the Company’s fiscal year end.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2024, the number of securities issuable upon exercise of outstanding options, warrants and rights, the weighted average exercise price thereof and the number of securities remaining available for future issuance under the Company’s equity compensation plans:

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

10.07
Assignment and Assumption of Leases and Contracts, dated as of December 21, 2022, by and between Delta Life Insurance Company and 4370 Peachtree LLC [incorporated by reference to Exhibit 10.07 to the registrant’s Form 10-K filed on June 30, 2023].

10.09
Revolving Credit Agreement, dated as of May 12, 2021, as amended by that certain First Amendment to Revolving Credit Agreement, dated as of March 22, 2024, by and between Atlantic American Corporation and Truist Bank [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on May 13, 2021].

10.10**	Atlantic American Corporation 2022 Equity and Incentive Compensation Plan [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on May 31, 2022].
10.11
Second Amendment to Lease Agreement, dated as of December 26, 2024, by and among 4370 Peachtree LLC, Atlantic American Corporation and Bankers Fidelity Life Insurance Company [incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on December 30, 2024].

14.1	Code of Business Conduct and Ethics [incorporated by reference to Exhibit 14.1 to the registrant’s Form 10-K for the year ended December 31, 2003].
19.1	Atlantic American Corporation Insider Trading Policy
21.1	Subsidiaries of the registrant [incorporated by reference to Exhibit 21.1 to the registrant’s Form 10-K for the year ended December 31, 2015].
23.1	Consent of Forvis Mazars, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Atlantic American Corporation Compensation Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Date: March 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hilton H. Howell, Jr.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 25, 2025
HILTON H. HOWELL, JR.

/s/ J. Ross Franklin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2025
J. ROSS FRANKLIN

/s/ Robin R. Howell	Director	March 25, 2025
ROBIN R. HOWELL

/s/ Mark E. Preisinger	Director	March 25, 2025
MARK E. PREISINGER

/s/ Joseph M. Scheerer	Director	March 25, 2025
JOSEPH M. SCHEERER

/s/ Scott G. Thompson	Director	March 25, 2025
SCOTT G. THOMPSON

/s/ D. Keehln Wheeler	Director	March 25, 2025
D. KEEHLN WHEELER

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

BALANCE SHEETS

ASSETS

	December 31,
	2024	2023
	(In thousands)
Cash and cash equivalents	$3,916	$2,774
Investments	1,696	1,930
Investment in subsidiaries	109,127	117,637
Investments in unconsolidated trusts	1,238	1,238
Deferred tax asset, net	18,118	15,682
Income taxes receivable from subsidiaries	658	1,988
Other assets	9,874	6,733
Total assets	$144,627	$147,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other payables	$7,251	$3,949
Revolving credit facility	4,023	3,019
Junior subordinated debentures obligations, net	33,738	33,738
Total liabilities	45,012	40,706

Shareholders’ equity	99,615	107,276
Total liabilities and shareholders’ equity	$144,627	$147,982

See accompanying report of independent registered public accounting firm.

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
	(In thousands)
Revenue
Fee income from subsidiaries	$9,531	$8,738
Distributed earnings from subsidiaries	9,000	8,400
Unrealized losses on equity securities, net	(187)	(51)
Other	(159)	(455)
Total revenue	18,185	16,632

General and administrative expenses	16,073	15,336

Interest expense	3,419	3,269
	(1,307)	(1,973)
Income tax benefit(1)	(2,314)	(4,802)
	1,007	2,829
Equity in undistributed earnings of subsidiaries, net	(5,275)	(3,000)
Net loss	$(4,268)	$(171)

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

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
ATLANTIC AMERICAN CORPORATION
(Parent Company Only)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net loss	$(4,268)	$(171)
Adjustments to reconcile net income to net cash used in operating activities:
Unrealized losses on equity securities, net	187	51
Depreciation and amortization	190	509
Compensation expense related to share awards	11	119
Loss from equity method investees	—	294
Equity in undistributed earnings of subsidiaries, net	5,275	3,000
Decrease (increase) in intercompany taxes	1,330	(37)
Deferred income tax benefit	(1,748)	(3,123)
Increase (decrease) in accounts payable and accrued expenses	3,303	(181)
Other, net	(3,271)	(509)
Net cash provided by (used in) operating activities	1,009	(48)

Cash flows from investing activities:
Additions to property and equipment	(53)	(39)
Net cash used in investing activities	(53)	(39)

Cash flows from financing activities:
Payment of dividends on Series D preferred stock	(399)	(399)
Payment of dividends on common stock	(408)	(408)
Proceeds from revolving credit facility, net	1,000	1,000
Treasury stock acquired — net employee share-based compensation	(7)	(12)
Net cash provided by financing activities	186	181

Net increase in cash	1,142	94
Cash and cash equivalents at beginning of year	2,774	2,680
Cash and cash equivalents at end of year	$3,916	$2,774

Supplemental disclosure:
Cash paid for interest	$3,445	$3,227
Cash paid for income taxes	$580	$2,582
Intercompany tax settlement from subsidiaries	$4,352	$4,031

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Deferred Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Reserves		Unearned Premiums	Other Policy Claims and Benefits Payable
	(In thousands)
December 31, 2024:
Bankers Fidelity	$41,976	$124,357		$2,420	$1,757
American Southern	2,866	67,814		28,758	—
	$44,842	$192,171	(1)	$31,178	$1,757

December 31, 2023:
Bankers Fidelity	$41,150	$116,141		$2,561	$1,132
American Southern	2,700	63,832		28,756	—
	$43,850	$179,973	(2)	$31,317	$1,132

(1)	Includes future policy benefits of $98,464 and losses and claims of $93,707.
(2)	Includes future policy benefits of $92,495 and losses and claims of $87,478.

See accompanying report of independent registered public accounting firm.

Schedule III

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION

Segment	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Casualty Premiums Written
	(In thousands)
December 31, 2024:
Bankers Fidelity	$111,042	$5,544	$70,064	$8,313	$33,564	$—
American Southern	67,689	4,151	55,767	8,332	7,234	67,692
Corporate & other	—	96	—	—	10,217	—
	$178,731	$9,791	$125,831	$16,645	$51,015	$67,692

December 31, 2023:
Bankers Fidelity	$110,382	$5,755	$71,485	$8,050	$29,942	$—
American Southern	68,443	4,507	51,015	8,390	8,356	71,665
Corporate & other	—	(204)	—	—	10,120	—
	$178,825	$10,058	$122,500	$16,440	$48,418	$71,665

See accompanying report of independent registered public accounting firm.

Schedule IV

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
REINSURANCE INFORMATION

	Direct Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amounts	Percentage of Amount Assumed to Net
	(Dollars in thousands)
Year ended December 31, 2024:
Life insurance in force	$982,997	$(7,245)	$—	$975,752

Premiums —
Bankers Fidelity	$164,282	$(53,249)	$9	$111,042	0.0%
American Southern	46,149	(5,979)	27,519	67,689	40.7%
Total premiums	$210,431	$(59,228)	$27,528	$178,731	15.4%

Year ended December 31, 2023:
Life insurance in force	$814,241	$(8,317)	$—	$805,924

Premiums —
Bankers Fidelity	$166,368	$(55,993)	$7	$110,382	0.0%
American Southern	46,349	(5,902)	27,996	68,443	40.9%
Total premiums	$212,717	$(61,895)	$28,003	$178,825	15.7%

See accompanying report of independent registered public accounting firm.

Schedule VI

ATLANTIC AMERICAN CORPORATION AND SUBSIDIARIES
SUPPLEMENTAL INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS

						Claims and Claim Adjustment Expenses Incurred Related To
Year Ended	Deferred Policy Acquisition Costs	Reserves	Unearned Premiums	Earned Premiums	Net Investment Income	Current Year	Prior Years	Amortization of Deferred Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Premiums Written
	(In thousands)
December 31, 2024	$2,866	$67,814	$28,758	$67,689	$4,151	$49,904	$5,863	$8,332	$53,972	$67,692

December 31, 2023	$2,700	$63,832	$28,756	$68,443	$4,507	$47,658	$3,357	$8,390	$48,144	$71,665

See accompanying report of independent registered public accounting firm.