Form 10-Q
period 2025-03-31
ATLANTIC AMERICAN CORP
filed 2025-05-13
CIK 8177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The total number of shares of the registrant’s Common Stock, $1 par value, outstanding on April 30, 2025 was 20,397,228.

ATLANTIC AMERICAN CORPORATION

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Unaudited March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$35,903	$35,570
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: $234,993 and $236,299; no allowance for credit losses)	214,443	212,612
Equity securities, at fair value (cost: $4,943 and $4,939)	8,671	7,900
Other invested assets (cost: $7,946 and $7,946)	6,461	6,616
Policy loans	1,670	1,722
Real estate	38	38
Investment in unconsolidated trusts	1,238	1,238
Total investments	232,521	230,126
Receivables:
Reinsurance (net of allowance for expected credit losses of $45 and $51)	23,829	22,942
Insurance premiums and other (net of allowance for expected credit losses $195 and $201)	19,213	27,458
Deferred income taxes, net	17,227	18,118
Deferred acquisition costs	44,693	44,842
Other assets	12,506	11,828
Intangibles	2,544	2,544
Total assets	$388,436	$393,428

LIABILITIES AND SHAREHOLDERS’ EQUITY
Insurance reserves and policyholder funds:
Future policy benefits	$100,036	$98,464
Unearned premiums	20,916	31,178
Losses and claims	98,030	93,707
Other policy liabilities	1,538	1,757
Total insurance reserves and policyholder funds	220,520	225,106
Accounts payable and accrued expenses	27,771	30,948
Revolving credit facility	4,022	4,023
Junior subordinated debenture obligations, net	33,738	33,738
Total liabilities	286,051	293,815

Commitments and contingencies (Notes 3 and 12)
Shareholders’ equity:
Preferred stock, $1 par, 4,000,000 shares authorized; Series D preferred, 55,000 shares issued and outstanding; $5,500 redemption value	55	55
Common stock, $1 par, 50,000,000 shares authorized; shares issued: 22,400,894; shares outstanding: 20,397,228 and 20,399,758	22,401	22,401
Additional paid-in capital	57,425	57,425
Retained earnings	46,150	45,854
Accumulated other comprehensive loss	(16,234)	(18,712)
Unearned stock grant compensation	—	(2)
Treasury stock, at cost: 2,003,666 and 2,001,136 shares	(7,412)	(7,408)
Total shareholders’ equity	102,385	99,613
Total liabilities and shareholders’ equity	$388,436	$393,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Insurance premiums, net	$46,913	$44,552
Net investment income	2,442	2,556
Unrealized gains (losses) on equity securities, net	767	(114)
Other income	3	3
Total revenue	50,125	46,997
Benefits and expenses:
Insurance benefits and losses incurred	31,913	31,925
Commissions and underwriting expenses	11,680	12,666
Interest expense	774	855
Other expense	4,723	4,057
Total benefits and expenses	49,090	49,503
Income (loss) before income taxes	1,035	(2,506)
Income tax expense (benefit)	233	(508)
Net income (loss)	802	(1,998)
Preferred stock dividends	(99)	(99)
Net income (loss) applicable to common shareholders	$703	$(2,097)
Earnings (loss) per common share (basic and diluted)	$0.03	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; In thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$802	$(1,998)
Other comprehensive income (loss):
Available-for-sale fixed maturity securities:
Gross unrealized holding gains (losses) arising in the period	3,137	(2,488)
Related income tax effect	(659)	522
Subtotal	2,478	(1,966)
Total other comprehensive income (loss), net of tax	2,478	(1,966)
Total comprehensive income (loss)	$3,280	$(3,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited; In thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Preferred stock:
Balance, beginning of period	$55	$55
Balance, end of period	55	55
Common stock:
Balance, beginning of period	22,401	22,401
Balance, end of period	22,401	22,401
Additional paid-in capital:
Balance, beginning of period	57,425	57,425
Balance, end of period	57,425	57,425
Retained earnings:
Balance, beginning of period	45,854	50,929
Net income (loss)	802	(1,998)
Dividends on common stock	(407)	(407)
Dividends accrued on preferred stock	(99)	(99)
Balance, end of period	46,150	48,425
Accumulated other comprehensive loss:
Balance, beginning of period	(18,712)	(16,121)
Other comprehensive income (loss), net of tax	2,478	(1,966)
Balance, end of period	(16,234)	(18,087)
Unearned stock grant compensation:
Balance, beginning of period	(2)	(13)
Amortization of unearned compensation	2	5
Balance, end of period	—	(8)
Treasury stock:
Balance, beginning of period	(7,408)	(7,401)
Net shares acquired related to employee share-based compensation plans	(4)	(7)
Balance, end of period	(7,412)	(7,408)
Total shareholders’ equity	$102,385	$102,803
Dividends declared on common stock per share	$0.02	$0.02

Common shares outstanding:
Balance, beginning of period	20,399,758	20,402,288
Net shares acquired under employee share-based compensation plans	(2,530)	(2,530)
Balance, end of period	20,397,228	20,399,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$802	$(1,998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of acquisition costs, net	149	683
Unrealized (gains) losses on equity securities	(767)	114
Losses from equity method investees	155	103
Compensation expense related to share awards	2	5
Benefit for credit losses	(12)	(6)
Depreciation and amortization	77	113
Deferred income tax expense (benefit)	232	(508)
Decrease in receivables, net	7,370	9,168
Decrease in insurance reserves and policyholder funds	(4,586)	(8,600)
Decrease in accounts payable and accrued expenses	(3,683)	(3,950)
Other, net	(461)	(443)
Net cash used in operating activities	(722)	(5,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold	—	—
Proceeds from investments matured, called or redeemed	7,169	2,857
Investments purchased	(5,846)	(5,604)
Additions to property and equipment	(264)	(39)
Net cash provided by (used in) investing activities	1,059	(2,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock acquired — net employee share-based compensation	(4)	(7)
Proceeds from revolving credit facility, net	—	1,000
Net cash (used in) provided by financing activities	(4)	993

Net increase (decrease) in cash and cash equivalents	333	(7,112)
Cash and cash equivalents at beginning of period	35,570	28,301
Cash and cash equivalents at end of period	$35,903	$21,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$788	$856
Cash paid for income taxes	$315	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC AMERICAN CORPORATION
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
Note 1.	Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Atlantic American Corporation (the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”). The Parent’s primary operating subsidiaries, American Southern Insurance Company and American Safety Insurance Company (together known as “American Southern”) and Bankers Fidelity Life Insurance Company, Bankers Fidelity Assurance Company and Atlantic Capital Life Assurance Company (together known as “Bankers Fidelity”), operate in two principal business units. American Southern operates in the property and casualty insurance market, while Bankers Fidelity operates in the life and health insurance market. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for audited annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The unaudited condensed consolidated financial statements included herein and these related notes should be read in conjunction with the Company’s consolidated financial statements, and the notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). For more information regarding Significant Accounting Policies, see the “Summary of Significant Accounting Policies” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report. The Company’s financial condition and operating results as of and for the three month period ended March 31, 2025 are not necessarily indicative of the financial condition or results of operations and cash flows that may be expected for the year ending December 31, 2025 or for any other future period.

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

Future Adoption of New Accounting Standards

For more information regarding accounting standards that the Company has not yet adopted, see the “Recently Issued Accounting Standards - Future Adoption of New Accounting Standards” section of Note 1 of Notes to Consolidated Financial Statements in the 2024 Annual Report.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 3.	Investments

The following tables set forth the estimated fair value, gross unrealized gains, gross unrealized losses, allowance for credit losses and cost or amortized cost of the Company’s investments in fixed maturities and equity securities, aggregated by type and industry, as of March 31, 2025 and December 31, 2024.

Fixed maturities were comprised of the following:

	March 31, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,469	$110	$1,828	$—	$24,187
Loan backed and structured securities	22,061	28	2,353	—	24,386
Obligations of states and political subdivisions	7,766	15	1,378	—	9,129
Corporate securities:
Utilities and telecom	25,142	142	2,960	—	27,960
Financial services	59,343	655	4,087	—	62,775
Other business – diversified	34,453	157	3,568	—	37,864
Other consumer – diversified	43,021	53	5,531	—	48,499
Total corporate securities	161,959	1,007	16,146	—	177,098
Redeemable preferred stocks:
Other consumer – diversified	188	—	5	—	193
Total redeemable preferred stocks	188	—	5	—	193
Total fixed maturities	$214,443	$1,160	$21,710	$—	$234,993

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Cost or Amortized Cost
Fixed maturities:
Bonds:
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$22,251	$24	$2,144	$—	$24,371
Loan backed and structured securities	22,290	17	2,457	—	24,730
Obligations of states and political subdivisions	7,623	9	1,517	—	9,131
Corporate securities:
Utilities and telecom	24,623	108	3,206	—	27,721
Financial services	59,564	563	4,768	—	63,769
Other business – diversified	34,117	160	3,919	—	37,876
Other consumer – diversified	41,957	33	6,585	—	48,509
Total corporate securities	160,261	864	18,478	—	177,875
Redeemable preferred stocks:
Other consumer – diversified	187	—	5	—	192
Total redeemable preferred stocks	187	—	5	—	192
Total fixed maturities	$212,612	$914	$24,601	$—	$236,299

Bonds having an amortized cost of $14,890 and $15,065 and included in the tables above were on deposit with insurance regulatory authorities as of March 31, 2025 and December 31, 2024, respectively, in accordance with statutory requirements. In addition, the Company maintains cash and cash equivalents on deposit with insurance regulatory authorities of $226 as of March 31, 2025 and December 31, 2024. Additionally, bonds having an amortized cost of $9,132 and $9,209 and included in the tables above were pledged as collateral to the Federal Home Loan Bank of Atlanta (“FHLB”) at March 31, 2025 and December 31, 2024, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Equity securities were comprised of the following:

	March 31, 2025
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,277	$967	$—	$310
Communications	7,394	2,761	—	4,633
Total equity securities	$8,671	$3,728	$—	$4,943

	December 31, 2024
	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Cost or Amortized Cost
Equity securities:
Common and non-redeemable preferred stocks:
Financial services	$1,149	$843	$—	$306
Communications	6,751	2,118	—	4,633
Total equity securities	$7,900	$2,961	$—	$4,939

The carrying value and amortized cost of the Company’s investments in fixed maturities at March 31, 2025 and December 31, 2024 by contractual maturity were as follows. Actual maturities may differ from contractual maturities because issuers may call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025		December 31, 2024
	Carrying Value	Amortized Cost	Carrying Value	Amortized Cost
Due in one year or less	$2,300	$2,306	$7,484	$7,497
Due after one year through five years	70,422	72,078	62,722	64,703
Due after five years through ten years	32,122	34,086	32,820	35,552
Due after ten years	80,530	94,019	80,199	95,466
Asset backed securities	29,069	32,504	29,387	33,081
Totals	$214,443	$234,993	$212,612	$236,299

The following tables present the Company’s unrealized loss aging for securities by type and length of time the security was in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$1,980	$1	$14,241	$1,827	$16,221	$1,828
Loan backed and structured securities	3,279	11	15,882	2,342	19,161	2,353
Obligations of states and political subdivisions	—	—	5,977	1,378	5,977	1,378
Corporate securities	17,939	576	123,240	15,570	141,179	16,146
Redeemable preferred stocks	188	5	—	—	188	5
Total temporarily impaired securities	$23,386	$593	$159,340	$21,117	$182,726	$21,710

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	December 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities and obligations of U.S. Government agencies and authorities	$3,753	$33	$16,136	$2,111	$19,889	$2,144
Loan backed and structured securities	1,010	5	16,069	2,452	17,079	2,457
Obligations of states and political subdivisions	—	—	5,839	1,517	5,839	1,517
Corporate securities	18,510	755	125,930	17,723	144,440	18,478
Redeemable preferred stocks	188	5	—	—	188	5
Total temporarily impaired securities	$23,461	$798	$163,974	$23,803	$187,435	$24,601

Analysis of Securities in Unrealized Loss Positions

As of March 31, 2025 and December 31, 2024, there were 207 and 213 securities, respectively, in an unrealized loss position which primarily included certain of the Company’s investments in fixed maturities within the utilities and telecom, financial services, other diversified business and other diversified consumer sectors. The unrealized losses on the Company’s fixed maturity securities investments have been primarily related to general market changes in interest rates and/or the levels of credit spreads rather than specific concerns with the issuer’s ability to pay interest and repay principal.

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

Assuming no credit-related factors develop, unrealized gains and losses on fixed maturity securities are expected to diminish as investments near maturity. Based on its credit analysis, the Company believes that the issuers of its fixed maturity investments in the sectors shown in the table above have the ability to service their obligations to the Company. In addition, the Company does not intend to sell the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.

However, from time to time the Company identifies certain available-for-sale fixed maturity securities where the amortized cost basis exceeds the present value of the cash flows expected to be collected due to credit related factors and as a result, a credit allowance will be estimated.  The Company had no allowance for credit losses on its available-for-sale fixed maturities as of March 31, 2025 and December 31, 2024.

There were no realized investment gains for the three month periods ended March 31, 2025 and 2024.

The following table presents the portion of unrealized gains (losses) related to equity securities still held for the three month period ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net realized and unrealized gains (losses) recognized during the period on equity securities	$767	$(114)
Less: Net realized gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains (losses) recognized during the reporting period on equity securities, net	$767	$(114)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Variable Interest Entities

The Company holds passive interests in a number of entities that are considered to be variable interest entities (“VIEs”) under GAAP guidance. The Company’s VIE interests principally consist of interests in limited partnerships and limited liability companies formed for the purpose of achieving diversified equity returns. The Company’s VIE interests, carried as a part of other invested assets, totaled $6,461 and $6,616 as of March 31, 2025 and December 31, 2024, respectively. The Company’s VIE interests, carried as a part of investment in unconsolidated trusts, totaled $1,238 as of March 31, 2025 and December 31, 2024.

The Company does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, the Company has not consolidated these VIEs. The Company’s involvement with each VIE is limited to its direct ownership interest in the VIE. The Company has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. The Company’s maximum loss exposure relative to these investments was limited to the carrying value of the Company’s investment in the VIEs, which amount to $7,699 and $7,854, as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had outstanding commitments totaling $2,200, respectively, whereby the Company is committed to fund these investments and may be called by the partnership during the commitment period to fund the purchase of new investments and partnership expenses.

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

Level 3
Valuations that are derived from techniques in which one or more of the significant inputs are unobservable (including assumptions about risk). Fair value is based on criteria that use assumptions or other data that are not readily observable from objective sources. With little or no observable market, the determination of fair values uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability. The Company’s financial instruments valued using Level 3 criteria consist of one equity security.  As of March 31, 2025 and December 31, 2024, the value of the equity security valued using Level 3 criteria was $192 and $189, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
As of March 31, 2025, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$214,443	$—	$214,443
Equity securities	8,479	—	192	8,671
Cash equivalents	18,832	—	—	18,832
Total	$27,311	$214,443	$192	$241,946

As of December 31, 2024, financial instruments carried at fair value were measured on a recurring basis as summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Fixed maturities	$—	$212,612	$—	$212,612
Equity securities	7,711	—	189	7,900
Cash equivalents	14,948	—	—	14,948
Total	$22,659	$212,612	$189	$235,460

The following table sets forth the carrying amount, estimated fair value and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024.

		March 31, 2025		December 31, 2024
	Level in Fair Value Hierarchy (1)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$35,903	$35,903	$35,570	$35,570
Fixed maturities	Level 2	214,443	214,443	212,612	212,612
Equity securities	(1)	8,671	8,671	7,900	7,900
Policy loans	Level 3	1,670	1,670	1,722	1,722

Liabilities:
Junior subordinated debentures, net	Level 2	33,738	33,309	33,738	35,443
Revolving credit facility	Level 2	4,022	4,022	4,023	4,023

(1)	See the aforementioned information for a description of the fair value hierarchy as well as a description of levels for classes of these financial assets.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 5.	Allowance for Expected Credit Losses

Reinsurance Recoverables

The following table presents the balances of reinsurance recoverables, net of the allowance for estimated uncollectible reinsurance, at March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	At and for the three months ended March 31, 2025
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$22,942	$51
Current period change for expected credit losses		(6)
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$23,829	$45

	At and for the three months ended March 31, 2024
	Reinsurance Recoverables, Net of Allowance for Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$21,103	$61
Current period change for expected credit losses		(5)
Write-offs of uncollectible reinsurance recoverables		—
Balance, end of period	$20,935	$56

Insurance Premium and Other Receivables

The following table presents the balances of insurance premiums and other, net of the allowance for expected credit losses, at March 31, 2025 and 2024, and the changes in the allowance for expected credit losses for the three months ended March 31, 2025 and 2024.

	At and for the three months ended March 31, 2025
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$27,458	$201
Current period change for expected credit losses		(6)
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$19,213	$195

	At and for the three months ended March 31, 2024
	Insurance Premiums and Other, Net of Expected Credit Losses	Allowance for Expected Credit Losses
Balance, beginning of period	$23,690	$217
Current period change for expected credit losses		(1)
Write-offs of uncollectible insurance premiums and other receivables		—
Balance, end of period	$14,696	$216

Note 6.	Internal-Use Software

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Service fees related to the hosting arrangement are recorded as an expense in the Company’s condensed consolidated statement of operations as incurred.  Implementation expenses incurred related to third party professional and consulting services have been capitalized.  The Company will begin amortizing, on a straight-line basis over the expected remaining term of the hosting arrangement, when the software is substantially ready for its intended use. The Company incurred and capitalized implementation costs of $20 and $10 during the three months ended March 31, 2025 and 2024, respectively.  As a result, the Company has capitalized $4,695 and $4,675 in implementation costs in other assets within its condensed consolidated balance sheet as of March 31, 2025 and  December 31, 2024, respectively.  The Company expects the software will be substantially ready for its intended use during 2025. Accordingly, the Company has not recorded any amortization expense related to software implementation costs for the three months ended March 31, 2025 and 2024.

Note 7.	Insurance Reserves for Losses and Claims

The roll-forward of insurance reserves for losses and claims for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025		2024
Beginning insurance reserves for losses and claims, gross	$93,707		$87,478
Less: Reinsurance recoverable on unpaid losses	(17,390)		(14,678)
Beginning insurance reserves for losses and claims, net	76,317		72,800

Incurred related to:
Current accident year	34,008		30,748
Prior accident year development	(4,863	)(1)	(591	)(2)
Total incurred	29,145		30,157

Paid related to:
Current accident year	8,238		6,806
Prior accident years	17,499		23,261
Total paid	25,737		30,067
Ending insurance reserves for losses and claims, net	79,725		72,890
Plus: Reinsurance recoverable on unpaid losses	18,305		15,559
Ending insurance reserves for losses and claims, gross	$98,030		$88,449

(1)	Prior years’ development was primarily the result of favorable development in the Medicare supplement line of business in the life and health operations.

(2)
Prior years’ development was primarily the result of favorable development in the property and casualty operations, partially offset by unfavorable development in the Medicare supplement line of business in the life and health operations.

Following is a reconciliation of total incurred losses to total insurance benefits and losses incurred:

	Three Months Ended March 31,
	2025	2024
Total incurred losses	$29,145	$30,157
Cash surrender value and matured endowments	907	265
Benefit reserve changes	1,861	1,503
Total insurance benefits and losses incurred	$31,913	$31,925

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Note 8.	Credit Arrangements

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt-to-capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments. As of March 31, 2025, and December 31, 2024, the Company had outstanding borrowings including accrued interest of $4,022 and $4,023, respectively, under the Credit Agreement.

For the three months ended March 31, 2025 and 2024, the Company incurred $64 and $61 in interest expense, respectively, on the revolving credit facility borrowing. During the three month periods ended March 31, 2025 and 2024, the Company paid $3 and $0, respectively, in fees on the available unused amount of the revolving credit facility of $6,000. At March 31, 2025 and December 31, 2024, the effective interest rate was 6.42% and 6.67%, respectively.

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

The outstanding $18,042 and $15,696 of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company. Prior to July 1, 2023, the interest rate was based on 3-month LIBOR plus an applicable margin. Effective July 1, 2023, the interest rate is determined based on a reference rate of the 3-month SOFR plus applicable tenor spread of 0.26161% plus an applicable margin, ranging from 4.00% to 4.10%. At March 31, 2025 and December 31, 2024, the effective interest rate was 8.64% and 8.82%, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The financial structure of each of Atlantic American Statutory Trust I and II as of March 31, 2025 and December 31, 2024 was as follows:

	Atlantic American Statutory Trust I	Atlantic American Statutory Trust II
JUNIOR SUBORDINATED DEBENTURES (1) (2)
Principal amount owed March 31, 2025	$18,042	$23,196
Less: Treasury debt (3)	—	(7,500)
Net balance March 31, 2025	$18,042	$15,696
Net balance December 31, 2024	$18,042	$15,696
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Interest payable	Quarterly	Quarterly
Maturity date	December 4, 2032	May 15, 2033
Redeemable by issuer	Yes	Yes
TRUST PREFERRED SECURITIES
Issuance date	December 4, 2002	May 15, 2003
Securities issued	17,500	22,500
Liquidation preference per security	$1	$1
Liquidation value	$17,500	$22,500
Coupon rate	3-Month SOFR + 0.26161% spread adj + 4.00%	3-Month SOFR + 0.26161% spread adj + 4.10%
Distribution payable	Quarterly	Quarterly
Distribution guaranteed by (4)	Atlantic American Corporation	Atlantic American Corporation

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

Note 9.	Earnings (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the earnings (loss) per common share calculations is as follows:

	Three Months Ended March 31, 2025
	Earnings	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Earnings Per Common Share:
Net income	$802	20,400
Less preferred stock dividends	(99)	-
Net income applicable to common shareholders	$703	20,400	$0.03

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
	Three Months Ended March 31, 2024
	Loss	Weighted Average Shares (In thousands)	Per Share Amount
Basic and Diluted Loss Per Common Share:
Net loss	$(1,998)	20,402
Less preferred stock dividends	(99)	-
Net loss applicable to common shareholders	$(2,097)	20,402	$(0.10)

The assumed conversion of the Company’s Series D preferred stock was excluded from the earnings (loss) per common share calculation for three month periods ended March 31, 2025 and 2024, since its impact would have been antidilutive.

Note 10.	Income Taxes

A reconciliation of the differences between income taxes computed at the federal statutory income tax rate and income tax expense (benefit) is as follows:

	Three Months Ended March 31,
	2025	2024
Federal income tax provision at statutory rate of 21%	$217	$(526)
Dividends-received deduction	(6)	(6)
Meals and entertainment	14	19
Vested stock and club dues	2	1
Parking disallowance	6	4
Income tax expense (benefit)	$233	$(508)

The components of income tax expense (benefit) were:

	Three Months Ended March 31,
	2025	2024
Current – Federal	$—	$—
Deferred – Federal	233	(508)
Total	$233	$(508)

Note 11.	Leases

The Company has two operating lease agreements, each for the use of office space in the ordinary course of business.The original term of the first lease was to automatically renew on an annual basis and was amended on December 26, 2024, when the Company and its subsidiary, Bankers Fidelity Life Insurance Company, entered into a Second Amendment to the Lease Agreement (the “Second Amendment”) with 4370 Peachtree LLC. The Second Amendment amends the Lease Agreement, dated November 1, 2007, by and among the same parties (as previously amended, the “Lease Agreement”), pursuant to which the Company leases space for its principal offices and for some of its insurance operations in an office building located in Atlanta, Georgia. Pursuant to the Second Amendment, the Lease Agreement was modified to increase the base rent payable by the Company, beginning January 1, 2025. The Second Amendment also provides for rent adjustment on January 1, 2027, January 1, 2030 and each five years thereafter.

The original term of the second lease was ten years and amended in January 2017 to provide for an additional seven years, with a termination date on September 30, 2026. The rate used in determining the present value of lease payments is based upon an estimate of the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. Lease expense reported for the three months ended March 31, 2025 and March 31, 2024 was $285 and $254, respectively.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
Additional information regarding the Company’s real estate operating leases is as follows:

	Three Months Ended March 31,
Other information on operating leases:	2025	2024
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$299	$264
Right-of-use assets included in other assets on the condensed consolidated balance sheet	5,054	2,407
Weighted average discount rate	7.9%	6.8%
Weighted average remaining lease term in years	7.6 years	2.6 years

The following table presents maturities and present value of the Company’s lease liabilities:

Lease Liability
Remainder of 2025	$908
2026	1,066
2027	645
2028	645
2029	645
Thereafter	3,595
Total undiscounted lease payments	7,504
Less: present value adjustment	2,330
Operating lease liability included in accounts payable and accrued expenses on the condensed consolidated balance sheet	$5,174

As of March 31, 2025, the Company has no operating leases that have not yet commenced.

Note 12.	Commitments and Contingencies

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following sets forth the assets, revenue and income (loss) before income taxes for each business unit as of and for the periods ended 2025 and 2024.

Assets	March 31, 2025	December 31, 2024
American Southern	$139,965	$147,214
Bankers Fidelity	215,821	210,819
Corporate, Other and Eliminations	32,650	35,395
Total assets	$388,436	$393,428

	Three Months Ended March 31,
Revenues	2025	2024
American Southern	$19,421	$18,858
Bankers Fidelity	30,498	28,171
Corporate, Other and Eliminations	206	(32)
Total revenue	$50,125	$46,997

	Three Months Ended March 31,
Insurance benefits and losses incurred	2025	2024
American Southern	$14,597	$12,813
Bankers Fidelity	17,316	19,112
Corporate, Other and Eliminations	-	-
Total insurance benefits and losses incurred	$31,913	$31,925

	Three Months Ended March 31,
Commissions and underwriting expenses	2025	2024
American Southern	$4,105	$4,507
Bankers Fidelity	10,745	10,346
Corporate, Other and Eliminations	(3,170)	(2,187)
Total commissions and underwriting expenses	$11,680	$12,666

	Three Months Ended March 31,
Income (loss) before income taxes	2025	2024
American Southern	$685	$1,507
Bankers Fidelity	2,437	(1,287)
Corporate, Other and Eliminations	(2,087)	(2,726)
Income (loss) before income taxes	$1,035	$(2,506)

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of Atlantic American Corporation (“Atlantic American” or the “Parent”) and its subsidiaries (collectively with the Parent, the “Company”) as of and for three month period ended March 31, 2025. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere herein, as well as with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ significantly from those estimates. The Company has identified certain estimates that involve a higher degree of judgment and are subject to a significant degree of variability. The Company’s critical accounting policies and the resultant estimates considered most significant by management are disclosed in the 2024 Annual Report. Except as disclosed in Note 1 of Notes to Condensed Consolidated Financial Statements, the Company’s critical accounting policies are consistent with those disclosed in the 2024 Annual Report.

Overall Corporate Results

The following presents the Company’s revenue, expenses and net income (loss) for the three month period ended March 31, 2025 and the comparable period in 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Insurance premiums, net	$46,913	$44,552
Net investment income	2,442	2,556
Unrealized gains (losses) on equity securities, net	767	(114)
Other income	3	3
Total revenue	50,125	46,997
Insurance benefits and losses incurred	31,913	31,925
Commissions and underwriting expenses	11,680	12,666
Interest expense	774	855
Other expense	4,723	4,057
Total benefits and expenses	49,090	49,503
Income (loss) before income taxes	$1,035	$(2,506)
Net income (loss)	$802	$(1,998)

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

A reconciliation of net income (loss) to operating income (loss) for the three month period ended March 31, 2025 and the comparable period in 2024 is as follows:

	Three Months Ended March 31,
Reconciliation of Non-GAAP Financial Measure	2025	2024
	(In thousands)
Net income (loss)	$802	$(1,998)
Income tax expense (benefit)	233	(508)
Unrealized (gains) losses on equity securities, net	(767)	114
Non-GAAP operating income (loss)	$268	$(2,392)

On a consolidated basis, the Company had net income of $0.8 million, or $0.03 per diluted share, for the three month period ended March 31, 2025, compared to net loss of $2.0 million, or $(0.10) per diluted share, for the three month period ended March 31, 2024.  The increase in net income for the first quarter of 2025 was primarily the result of an increase in premium revenue in the life and health operations coupled with favorable loss experience in the life and health operations.

Premium revenue for the three month period ended March 31, 2025 increased $2.4 million, or 5.3%, to $46.9 million from $44.6 million in the three month period ended March 31, 2024.   The increase in premium revenue was primarily attributable to an increase in the group accident and health, other individual health and Medicare supplement lines of business due to new sales in the life and health operations.   Also contributing to the increase was an increase in earned premiums in inland marine within the other lines of business and the automobile physical damage line of business in the property and casualty operations.

Operating income increased $2.7 million in the three month period ended March 31, 2025 from the three month period ended March 31, 2024.  The increase in operating income was primarily due to an increase in premium revenue in the life and health operations coupled with favorable loss experience in the life and health operations.

A more detailed analysis of the individual operating segments and other corporate activities follows.

American Southern

The following summarizes American Southern’s premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2025 and the comparable period in 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Gross written premiums	$9,336	$8,470
Ceded premiums	(1,582)	(1,450)
Net written premiums	$7,754	$7,020
Net earned premiums	$18,331	$17,878
Insurance benefits and losses incurred	14,597	12,813
Commissions and underwriting expenses	4,139	4,538
Underwriting income (loss)	$(405)	$527
Loss ratio	79.6%	71.7%
Expense ratio	22.6	25.4
Combined ratio	102.2%	97.1%

Gross written premiums at American Southern increased $0.9 million, or 10.2%, during the three month period ended March 31, 2025 from the comparable period in 2024. The increase in gross written premiums was primarily attributable to the increase in premiums written in inland marine within the other lines of business due to a new program written by an existing agency. Also contributing to the increase in gross written premiums was an increase in the automobile physical damage line of business resulting from increased writings from existing agencies. Partially offsetting the increase in gross written premiums was a decrease in premiums written in the automobile liability line of business resulting from retrospective premium adjustments.

Ceded premiums increased $0.1 million, or 9.1%, during the three month period ended March 31, 2025 from the comparable period in 2024. American Southern’s ceded premiums are typically determined as a percentage of earned premiums and generally fluctuate as earned premiums increase or decrease or retention levels change.

The following presents American Southern’s net earned premiums by line of business for the three month period ended March 31, 2025 and the comparable period in 2024:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Automobile liability	$9,839	$10,924
Automobile physical damage	4,144	3,371
General liability	1,573	1,495
Surety	1,335	1,519
Other lines	1,440	569
Total	$18,331	$17,878

Net earned premiums increased $0.5 million, or 2.5%, during the three month period ended March 31, 2025 over the comparable period in 2024. The increase in net earned premiums was primarily attributable to an increase in earned premiums in inland marine within the other lines of business and the automobile physical damage line of business. Partially offsetting the increase in net earned premiums was a decrease in earned premiums in the automobile liability line of business resulting from the nonrenewal of one program and retrospective premiums adjustments.  Premiums are earned ratably over their respective policy terms, and therefore premiums earned in the current year are related to policies written during both the current year and immediately preceding year.

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

Insurance benefits and losses incurred at American Southern increased $1.8 million, or 13.9%, during the three month period ended March 31, 2025 over the comparable period in 2024. As a percentage of earned premiums, insurance benefits and losses incurred were 79.6% in the three month period ended March 31, 2025, compared to 71.7% in the three month period ended March 31, 2024. The increase in the loss ratio during the three month period ended March 31, 2025 was primarily due to an increase in losses in the automobile physical damage and other lines of business.  Also contributing to the increase in the loss ratio was an increase in loss adjustment expenses related to an increase in claims costs. Partially offsetting the increase was a decrease in the frequency of claims in the automobile liability line of business.

Commissions and underwriting expenses decreased $0.4 million, or 8.8%, during the three month period ended March 31, 2025, over the comparable period in 2024. As a percentage of earned premiums, underwriting expenses were 22.6% in the three month period ended March 31, 2025, compared to 25.4% in the three month period ended March 31, 2024. The decrease in the expense ratio during the three month period ended March 31, 2025 was primarily due to American Southern’s use of a variable commission structure with certain agents, which compensates the participating agents in relation to the loss ratios of the business they write. During periods in which the loss ratio decreases, commissions and underwriting expenses will generally increase, and conversely, during periods in which the loss ratio increases, commissions and underwriting expenses will generally decrease.  During the three month period ended March 31, 2025, variable commissions at American Southern decreased by $0.5 million from the comparable period in 2024 due to an unfavorable loss experience from accounts subject to variable commissions.

Bankers Fidelity

The following summarizes Bankers Fidelity’s earned premiums, losses, expenses and underwriting ratios for the three month period ended March 31, 2025 and the comparable period in 2024:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Gross earned premiums	$42,644	$39,803
Ceded premiums	(14,062)	(13,129)
Net earned premiums	28,582	26,674
Insurance benefits and losses incurred	17,316	19,112
Commissions and underwriting expenses	10,745	10,346
Total expenses	28,061	29,458
Underwriting income (loss)	$521	$(2,784)
Loss ratio	60.6%	71.7%
Expense ratio	37.6	38.8
Combined ratio	98.2%	110.5%

Gross earned premiums at Bankers Fidelity increased $2.8 million, or 7.1%, during the three month period ended March 31, 2025, from the comparable period in 2024.  The increase in gross earned premiums was primarily attributable to the increase in gross earned premiums from the Medicare supplement line of business due primarily to the level of new business writings exceeding non-renewals. Also contributing to the increase in gross earned premiums was an increase in gross earned premiums in the group accident and health line of business.

Ceded premiums increased $0.9 million, or 7.1%, during the three month period ended March 31, 2025, from the comparable period in 2024. The increase in ceded premiums was due to an increase in Medicare supplement premiums subject to reinsurance.

The following table summarizes, for the periods indicated, Bankers Fidelity’s net earned premiums by line of business:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Medicare supplement	$18,539	$18,199
Group life	3,767	3,911
Individual life	1,573	1,410
Group accident and health	2,606	1,403
Other individual accident and health	2,097	1,751
Total	$28,582	$26,674

Net earned premium revenue at Bankers Fidelity increased $1.9 million, or 7.2%, during the three month period ended March 31, 2025, from the comparable period in 2024. The increase in net earned premiums was primarily attributable to increases in the group accident and health, other individual health and Medicare supplement lines of business due to new sales as previously mentioned.

Insurance benefits and losses incurred decreased $1.8 million, or 9.4%, during the three month period ended March 31, 2025, from the comparable period in 2024.  As a percentage of earned premiums, insurance benefits and losses incurred were 60.6% in the three month period ended March 31, 2025, compared to 71.7% in the three month period ended March 31, 2024.  The decrease in the loss ratio for the three month period ended March 31, 2025 was primarily due to lower utilization in the Medicare supplement line of business. Partially offsetting this decrease was an increase in incurred losses in the individual life and other individual accident and health lines of business.

Commissions and underwriting expenses increased $0.4 million, or 3.9%, during the three month period ended March 31, 2025, over the comparable period in 2024.  As a percentage of earned premiums, underwriting expenses were 37.6% in the three month period ended March 31, 2025, compared to 38.8% in the three month period ended March 31, 2024.  The decrease in the expense ratio was primarily due to an increase in earned premiums in the Medicare supplement, group life and group accident and health lines of business.

Net Investment Income and Realized Gains (Losses)

Investment income decreased $0.1 million, or 4.5%, during the three month period ended March 31, 2025, from the comparable period in 2024. The decrease in investment income was primarily attributable to a decrease in the equity in earnings from investments in the Company’s limited partnerships and limited liability companies of $0.1 million.

The Company had no net realized investment gains during each of the three month periods ended March 31, 2025 and 2024. Management continually evaluates the Company’s investment portfolio and, as may be determined to be appropriate, makes adjustments for impairments and/or will divest investments. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Unrealized Gains (Losses) on Equity Securities

Investments in equity securities are measured at fair value at the end of the reporting period, with any changes in fair value reported in net income during the period. The Company recognized net unrealized gains on equity securities of $0.8 million during the three month period ended March 31, 2025 and unrealized losses on equity securities of $0.1 million during the three month period ended March 31, 2024.  Changes in unrealized gains (losses) on equity securities for the applicable periods are primarily the result of fluctuations in the market value of certain of the Company’s equity securities.

Interest Expense

Interest expense decreased $0.1 million, or 9.5%, during the three month period ended March 31, 2025, from the comparable period in 2024. Changes in interest expense were primarily due to changes in the Secured Overnight Financing Rate (“SOFR”) published by CME Group Benchmark Administration Limited, as the interest rates on the Company’s outstanding junior subordinated deferrable interest debentures (“Junior Subordinated Debentures”) and the revolving credit facility utilize SOFR as the reference rate.

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

Cash flows at the Parent are derived from dividends, management fees, and tax-sharing payments, as described below, from the subsidiaries. The principal cash needs of the Parent are for the payment of operating expenses, the acquisition of capital assets and debt service requirements, as well as the repurchase of shares and payments of any dividends as may be authorized and approved by the Company’s board of directors from time to time. At March 31, 2025, the Parent had approximately $3.5 million of unrestricted cash and investments.

The Parent’s insurance subsidiaries reported statutory net income of $4.3 million for the three month period ended March 31, 2025, compared to statutory net income of $1.6 million for the three month period ended March 31, 2024. Statutory results are impacted by the recognition of all costs of acquiring business. In periods in which the Company’s first year premiums increase, statutory results are generally lower than results determined under GAAP. Statutory results for the Company’s property and casualty operations may differ from the Company’s results of operations under GAAP due to the deferral of acquisition costs for financial reporting purposes. The Company’s life and health operations’ statutory results may differ from GAAP results primarily due to the deferral of acquisition costs for financial reporting purposes, as well as the use of different reserving methods.

Over 90% of the invested assets of the Parent’s insurance subsidiaries are invested in marketable securities that can be converted into cash, if required; however, the use of such assets by the Company is limited by state insurance regulations. Dividend payments to a parent corporation by its wholly owned insurance subsidiaries are subject to annual limitations and are restricted to 10% of statutory surplus or statutory earnings before recognizing realized investment gains of the individual insurance subsidiaries. At March 31, 2025, American Southern had $47.6 million of statutory capital and surplus and Bankers Fidelity had $33.5 million of statutory capital and surplus. In 2025, dividend payments by the Parent’s insurance subsidiaries in excess of $6.3 million would require prior approval. Through March 31, 2025, the Parent received dividends of $2.1 million from its subsidiaries.

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

The Company has two statutory trusts which exist for the exclusive purpose of issuing trust preferred securities representing undivided beneficial interests in the assets of the trusts and investing the gross proceeds of the trust preferred securities in Junior Subordinated Debentures. The outstanding $18.0 million and $15.7 million of Junior Subordinated Debentures mature on December 4, 2032 and May 15, 2033, respectively, are callable quarterly, in whole or in part, only at the option of the Company, and have an interest rate of 3-month CME Term SOFR plus applicable tenor spread of 0.26161% plus an applicable margin. The margin ranges from 4.00% to 4.10%. At March 31, 2025, the effective interest rate was 8.64%.  The obligations of the Company with respect to the issuances of the trust preferred securities represent a full and unconditional guarantee by the Parent of each trust’s obligations with respect to the trust preferred securities. Subject to certain exceptions and limitations, the Company may elect from time to time to defer Junior Subordinated Debenture interest payments, which would result in a deferral of distribution payments on the related trust preferred securities. As of March 31, 2025, the Company has not made such an election.

The Company intends to pay its obligations under the Junior Subordinated Debentures using existing cash balances, dividend and tax-sharing payments from the operating subsidiaries, or from existing or potential future financing arrangements.

At March 31, 2025, the Company had 55,000 shares of Series D preferred stock (“Series D Preferred Stock”) outstanding. All of the shares of Series D Preferred Stock are held by an affiliate of the Company’s controlling shareholder. The outstanding shares of Series D Preferred Stock have a stated value of $100 per share; accrue annual dividends at a rate of $7.25 per share (payable in cash or shares of the Company’s common stock at the option of the board of directors of the Company) and are cumulative. In certain circumstances, the shares of the Series D Preferred Stock may be convertible into an aggregate of approximately 1,378,000 shares of the Company’s common stock, subject to certain adjustments and provided that such adjustments do not result in the Company issuing more than approximately 2,703,000 shares of common stock without obtaining prior shareholder approval; and are redeemable solely at the Company’s option. The Series D Preferred Stock is not currently convertible. At March 31, 2025, the Company had accrued but unpaid dividends on the Series D Preferred Stock totaling $0.1 million.

Bankers Fidelity Life Insurance Company (‘‘BFLIC”) is a member of the Federal Home Loan Bank of Atlanta (“FHLB”), for the primary purpose of enhancing financial flexibility. As a member, BFLIC can obtain access to low-cost funding and also receive dividends on FHLB stock. The membership arrangement provides for credit availability of five percent of statutory admitted assets, or approximately $8.4 million, as of March 31, 2025. Additional FHLB stock purchases may be required based upon the amount of funds borrowed from the FHLB.  As of March 31, 2025, BFLIC has pledged bonds having an amortized cost of $9.1 million to the FHLB.  BFLIC may be required to post additional acceptable forms of collateral for any borrowings that it makes in the future from the FHLB.  As of March 31, 2025, BFLIC does not have any outstanding borrowings from the FHLB.

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

The Credit Agreement requires the Company to comply with certain covenants, including a debt to capital ratio that restricts the Company from incurring consolidated indebtedness that exceeds 35% of the Company’s consolidated capitalization at any time and maintaining a minimum consolidated net worth, as previously mentioned. The Credit Agreement also contains customary representations and warranties and events of default. Events of default include, among others, (a) the failure by the Company to pay any amounts owed under the Credit Agreement when due, (b) the failure to perform and not timely remedy certain covenants, (c) a change in control of the Company and (d) the occurrence of bankruptcy or insolvency events. Upon an event of default, the Lender may, among other things, declare all obligations under the Credit Agreement immediately due and payable and terminate the revolving commitments.  As of March 31, 2025 and December 31, 2024, the Company had outstanding borrowings, including accrued interest of $4.0 million in each of the respective periods, under the Credit Agreement.

Cash and cash equivalents increased from $35.6 million at December 31, 2024 to $35.9 million at March 31, 2025. The increase in cash and cash equivalents during the three month period ended March 31, 2025 was primarily attributable to net cash provided by investing activities of $1.1 million primarily as a result of investment sales and maturity of securities exceeding investment purchases. Partially offsetting the increase in cash and cash equivalents was net cash used in operating activities of $0.7 million.

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

As initially disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, we have previously identified certain deficiencies in internal control that we believe rise to the level of a material weakness.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, management determined that the design of the controls surrounding the process of reviewing insurance reserves and deferred acquisition costs within the Company’s life and health segment was not effective.  This deficiency in design did not enable the timely detection of anomalies in these values at the level of precision necessary to detect misstated values that may be material.

Notwithstanding these deficiencies, management believes that, because of the actions taken by management in identifying, and the efforts that the Company has been taking to address and correct, these deficiencies prior to the completion and filing of relevant periodic reports, and the effective operation of other internal controls over financial reporting, the material weakness did not result in any identified material misstatements to our financial statements.  Similarly, there were no changes to any of our historical financial statements.

The Company’s remediation efforts of the previously identified material weakness, which began in the quarter ended March 31, 2024, remained ongoing though the quarter ended March 31, 2025, and through the date hereof. The Company has made significant progress in its remediation efforts, and during the quarter ended March 31, 2025, management conducted a systematic review of the components of underwriting income for the Company’s Life products. This review included independent calculations of actuarial values for these products using a comprehensive process that had been developed, tested, and implemented during the quarter ended December 31, 2024. Based on this review, management did not identify any material misstatement in the Company’s financial statements.

In furtherance of the remediation efforts, the Company has continued the development of a system to perform calculations independently of the actuarial models.  This system is intended to verify that the product parameters and actuarial assumptions are properly reflected in the reported values. The Company’s whole life product has been implemented on the system, which was used to validate the actuarial values for this product as of December 31,2024. Implementation of the Company’s individual life products and its Medicare Supplement product began during the quarter ended March 31, 2025, and these system extensions are expected to be completed by June 30, 2025.  The Company currently expects that extensions of this system to accommodate the other product lines the Company offers will be operational by September 30, 2025. Full development and implementation of this system has required more time than previously anticipated due to unforeseen complexities inherent in the actuarial software systems used to calculate and report the actuarial values.  These complexities have required additional effort to understand and to replicate in this system, and to complete the remediation process.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three month period ending March 31, 2025 no purchases of common stock of the Company were made by or on behalf of the Company pursuant to the Repurchase Plan.  The maximum number of shares that may yet be purchased under the Repurchase Plan was 325,129 as of March 31, 2025.

The table below sets forth information regarding repurchases by the Company of shares of its common stock on a monthly basis during the three month period ending March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2025	—	$—	—	325,129
February 1 – February 28, 2025	—	—	—	325,129
March 1 – March 31, 2025	2,530	1.72	2,530	325,129
Total	2,530	$1.72	2,530

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025, as such terms are defined under Item 408(a) of Regulation S-K.

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

ATLANTIC AMERICAN CORPORATION
(Registrant)

Date: May 13, 2025	By:	/s/ J. Ross Franklin
J. Ross Franklin
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)